Form 10-Q
period 1996-06-30
TITANIUM METALS CORP
filed 1996-08-13
CIK 1011657

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended June 30, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28538




                          Titanium Metals Corporation
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




               Delaware                                         13-5630895
- ---------------------------------------                  -----------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)





               1999 Broadway, Suite 4300, Denver, Colorado 80202
- --------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)



Registrant's telephone number, including area code:        (303) 296-5600
                                                       ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                       Yes              No    X
                           --------       ---------



Number of shares of common stock outstanding on July 31, 1996:    31,455,455
                                                              ------------------

                  TITANIUM METALS CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                                                               Page
                                                                                                              number
                                                                                                            ------------
PART I.            FINANCIAL INFORMATION

     Item 1.       Financial Statements.

                   Consolidated Balance Sheets - December 31, 1995 and                                          3-4
                     June 30, 1996

                   Consolidated Statements of Operations - Three months and six                                  5
                     months ended July 2, 1995 and June 30, 1996

                   Consolidated Statement of Stockholders' Equity - Six months ended                             6
                     June 30, 1996

                   Consolidated Statements of Cash Flows - Six months ended                                     7-8
                     July 2, 1995 and June 30, 1996

                   Notes to Consolidated Financial Statements                                                  9-16

     Item 2.       Management's Discussion and Analysis of Financial Condition                                 17-21
                     and Results of Operations.


PART II.           OTHER INFORMATION

     Item 1.       Legal Proceedings.                                                                           22

     Item 6.       Exhibits and Reports on Form 8-K.                                                            22

                  TITANIUM METALS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                 December 31,  June 30,
                      ASSETS                        1995         1996
                                                 -----------   --------
Current assets:
   Cash and cash equivalents                      $     24     $  7,179
   Accounts and notes receivable, net               27,932       93,142
   Receivable from related parties                   3,070        3,224
   Inventories                                      69,134      116,994
   Prepaid expenses                                  3,452        6,518
   Deferred income taxes                              --          1,466
                                                  --------     --------

     Total current assets                          103,612      228,523
                                                  --------     --------


Other assets:
   Investment in joint ventures                     13,853       17,734
   Prepaid pension cost                              1,253        1,253
   Intangible pension asset                          1,424        1,424
   Goodwill                                           --          7,169
   Other                                             3,774        7,553
                                                  --------     --------

     Total other assets                             20,304       35,133
                                                  --------     --------

Property and equipment:
   Land                                              4,598        6,024
   Buildings                                        17,783       31,866
   Equipment                                       127,228      166,318
   Construction in progress                          3,120       10,623
                                                  --------     --------
                                                   152,729      214,831
   Less accumulated depreciation                    27,861       35,431
                                                  --------     --------

     Net property and equipment                    124,868      179,400
                                                  --------     --------

                                                  $248,784     $443,056
                                                  ========     ========

                  TITANIUM METALS CORPORATION AND SUBSIDIARIES

                                 (In thousands)

                                                  December 31,     June 30,
       LIABILITIES AND STOCKHOLDERS' EQUITY          1995           1996
                                                  ------------    ---------
Current liabilities:
   Notes payable                                   $    --        $     679
   Current maturities of long-term debt               45,695            399
   Payable to related parties                          2,627          3,126
   Accounts payable                                   27,136         49,439
   Accrued liabilities                                20,963         44,334
   Income taxes                                           47          3,229
   Deferred income taxes                                 596            393
                                                   ---------      ---------

     Total current liabilities                        97,064        101,599
                                                   ---------      ---------

Noncurrent liabilities:
   Long-term debt                                     21,540           --
   Capital lease obligation to related parties          --            9,742
   Payable to related parties                         23,942          1,293
   Accrued postretirement benefit cost                28,152         27,929
   Accrued pension cost                                5,966          6,606
   Deferred income taxes                                 789          9,219
   Other                                               3,203          3,518
                                                   ---------      ---------

     Total noncurrent liabilities                     83,592         58,307
                                                   ---------      ---------

Stockholders' equity:
   Common stock                                          157            315
   Additional paid-in capital                        142,720        346,462
   Accumulated deficit                               (72,653)       (62,468)
   Adjustments:
     Currency translation                                283          1,220
     Pension liabilities                              (2,379)        (2,379)
                                                   ---------      ---------

     Total stockholders' equity                       68,128        283,150
                                                   ---------      ---------

                                                   $ 248,784      $ 443,056
                                                   =========      =========


   Commitments and contingencies (Note 11)



         See accompanying notes to consolidated financial statements.

                  TITANIUM METALS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)


                                                 Three months ended           Six months ended
                                              ------------------------   ------------------------
                                                July 2,      June 30,      July 2,       June 30,
                                                 1995          1996         1995          1996
                                              ----------    ----------   ----------    ----------
Revenues and other income:
   Net sales                                  $   45,568    $  118,834   $   87,292    $  226,390
   Equity in earnings of joint ventures            1,367         2,354        2,151         3,756
   Other, net                                       (254)          575         (161)          526
                                              ----------    ----------   ----------    ----------
                                                  46,681       121,763       89,282       230,672
                                              ----------    ----------   ----------    ----------

Costs and expenses:
   Cost of sales                                  42,775       100,743       83,905       193,231
   Selling, administrative, and development        3,176         6,624        6,118        12,155
   Special charges                                  --             100         --           4,308
   Interest                                        2,813         3,354        5,304         6,852
                                              ----------    ----------   ----------    ----------
                                                  48,764       110,821       95,327       216,546
                                              ----------    ----------   ----------    ----------

   Income (loss) before income taxes
     and preacquisition earnings                  (2,083)       10,942       (6,045)       14,126

Income tax expense                                    99         2,873           99         3,530

Preacquisition earnings                             --            --           --            (411)
                                              ----------    ----------   ----------    ----------

   Net income (loss)                          $   (2,182)   $    8,069   $   (6,144)   $   10,185
                                              ==========    ==========   ==========    ==========

Net income (loss) per common share            $     (.14)   $      .30   $     (.41)   $      .43
                                              ==========    ==========   ==========    ==========

Weighted average common shares
   outstanding (Note 2)                           15,122        27,094       15,066        23,784
                                              ==========    ==========   ==========    ==========




         See accompanying notes to consolidated financial statements.

                  TITANIUM METALS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 1996

                                 (In thousands)


                                                                                          Adjustments
                                                            Additional              ------------------------
                                          Common   Common    paid-in   Accumulated   Currency     Pension
                                          shares   stock     capital     deficit    translation  liabilities     Total
                                          ------   -----     -------     -------    -----------  -----------     -----
Balance at December 31, 1995              15,693    $157    $142,720    $(72,653)      $  283      $(2,379)    $ 68,128

Net income                                  --       --         --        10,185         --           --         10,185
Common stock issued:
     IMI Titanium Acquisition (Note 3)     9,561      96      69,904        --           --           --         70,000
     Offerings (Note 8)                    6,200      62     133,626        --           --           --        133,688
     Other                                     1     --           28        --           --           --             28
Other, net                                  --       --          184        --           --           --            184
Adjustments, net                            --       --         --          --            937         --            937
                                          ------    ----    --------    --------       ------      -------     --------

Balance at June 30, 1996                  31,455    $315    $346,462    $(62,468)      $1,220      $(2,379)    $283,150
                                          ======    ====    ========    ========       ======      =======     ========



         See accompanying notes to consolidated financial statements.

                  TITANIUM METALS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                              Six months ended
                                                            ---------------------
                                                             July 2,      June 30,
                                                              1995         1996
                                                            --------     --------
Cash flows from operating activities:
   Net income (loss)                                        $ (6,144)    $ 10,185
   Depreciation and amortization                               5,658        8,357
   Earnings of joint ventures in excess of distributions      (2,151)      (3,610)
   Preacquisition earnings                                      --            411
   Special charges                                              --          4,308
   Postretirement benefits                                      (160)        (223)
   Other, net                                                     41         (419)
   Change in assets and liabilities, net of acquisition:
     Accounts and notes receivable                            (8,933)     (30,482)
     Inventories                                                 155       (9,801)
     Prepaid expenses                                           (646)      (2,788)
     Accounts payable                                          2,991        7,042
     Accrued liabilities                                        (118)       7,886
     Income taxes                                                 99        3,366
     Accounts with related parties                            (1,071)      (4,370)
     Other, net                                                1,063          365
                                                            --------     --------

     Net cash used by operating activities                    (9,216)      (9,773)
                                                            --------     --------

Cash flows from investing activities:
   Capital expenditures                                       (1,747)      (6,412)
   Purchase of IMI Titanium Business                            --         (2,250)
   Other, net                                                    421          147
                                                            --------     --------

     Net cash used by investing activities                    (1,326)      (8,515)
                                                            --------     --------

                  TITANIUM METALS CORPORATION AND SUBSIDIARIES

                                 (In thousands)


                                                                                Six months ended
                                                                           -------------------------
                                                                             July 2,        June 30,
                                                                              1995           1996
                                                                           ----------     ----------

Cash flows from financing activities:
   Notes payable and long-term debt:
     Borrowings                                                            $   10,043     $   17,150
     Reductions                                                                (2,990)       (83,307)
   Proceeds from issuance of common stock, net                                   --          132,126
   Capital contribution from related party                                      1,148           --
   Related parties loans (repayments)                                           2,500        (42,489)
                                                                           ----------     ----------

     Net cash provided by financing activities                                 10,701         23,480
                                                                           ----------     ----------

Cash and cash equivalents:
   Net increase from:
     Operating, investing and financing activities                                159          5,192
     Cash acquired, net                                                          --            1,901
     Currency translation                                                          49             62
                                                                           ----------     ----------

                                                                                  208          7,155

   Balance at beginning of period                                                --               24
                                                                           ----------     ----------

   Balance at end of period                                                $      208     $    7,179
                                                                           ==========     ==========

Supplemental disclosures:
   Cash paid for:
     Interest                                                              $    5,863     $    6,232
     Income taxes                                                                  28            150

   Acquisition of IMI Titanium Business:
     Cash and cash equivalents                                             $     --       $    1,165
     Noncash assets                                                              --          143,554
     Liabilities                                                                 --          (72,469)
     Common stock issued to IMI                                                  --          (70,000)
                                                                           ----------     ----------

        Cash paid                                                          $     --       $    2,250
                                                                           ==========     ==========




         See accompanying notes to consolidated financial statements.

                  TITANIUM METALS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

     Titanium Metals Corporation ("TIMET") was 30%-owned by Tremont Corporation at June 30, 1996. Contran Corporation holds, directly or through subsidiaries, approximately 44% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons may be deemed to control each of Contran, Tremont, TIMET and NL Industries, Inc., an indirect subsidiary of Contran.

     The consolidated balance sheet of TIMET and subsidiaries (collectively the "Company") at December 31, 1995 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1996 and the consolidated statements of operations and cash flows for the three and six month interim periods ended July 2, 1995 and June 30, 1996, and the consolidated statement of stockholders' equity for the six month interim period ended June 30, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Registration Statement on Form S-1, as amended (File No. 333-2940), for the year ended December 31, 1995 and the three months ended March 31, 1996.


Note 2 - Income (loss) per common share:

     Common shares outstanding for all periods presented have been adjusted to reflect the 65-for-1 stock split effective June 4, 1996 (the "Stock Split"). Income (loss) per common share is based upon the weighted average number of common shares and equivalents outstanding after giving effect, in all periods presented, to the Stock Split. Common stock equivalents, consisting of nonqualified stock options, are excluded from the computation when their effect is immaterial or anti-dilutive. See Note 8.

Note 3 - Business combination and joint ventures:

  Business combination

     On February 15, 1996, the Company acquired the titanium metals businesses of IMI plc ("IMI") (the "IMI Titanium Acquisition"). IMI previously conducted its titanium businesses (the "IMI Titanium Business") principally through its wholly owned United Kingdom subsidiary, IMI Titanium Ltd. (now known as TIMET
UK), and its United States subsidiary, IMI Titanium, Inc. (now known as TIMET Castings). TIMET UK is Western Europe's leading producer of titanium ingot and mill products for aerospace and industrial applications. TIMET Castings manufactures titanium castings for aerospace applications and golf club heads. IMI conveyed all of its titanium related businesses to the Company in exchange for 9.6 million newly issued shares of the Company's common stock valued at $70 million, and the Company issued $20 million of the Company's subordinated debt to IMI in exchange for a like amount of debt previously owed to IMI by its U.K. subsidiary. In connection with the IMI Titanium Acquisition, Tremont, which currently owns 30% of TIMET, was granted an option expiring February 15, 1999 to purchase up to an additional 2 million shares of the Company's common stock from IMI for $16 million. Tremont assigned to UTSC the right to acquire from IMI for $4 million up to .5 million shares of the Company's common stock under the option.

     The Company accounted for the IMI Titanium Acquisition by the purchase method of accounting. The purchase price of approximately $72 million, including transaction costs, has been allocated to the individual assets and liabilities of the IMI Titanium Business based on preliminary information. The actual allocation of the purchase price may be different from the preliminary allocation due to adjustments in the purchase price and refinements in estimates of the fair values of the net assets acquired. Goodwill approximated $7 million and is being amortized on a straight-line basis over 15 years. The Company has included the results of operations of the IMI Titanium Business in its consolidated results of operations effective at the beginning of fiscal 1996 with preacquisition earnings of approximately $.4 million of the IMI Titanium Business reflected as a separate deduction in determining net income for the six months ended June 30, 1996. Preacquisition sales of the IMI Titanium Business included in the Company's consolidated sales for the six months ended June 30, 1996 were approximately $11.7 million.

     The following pro forma financial information has been prepared assuming the IMI Titanium Acquisition occurred at the beginning of the respective periods. The pro forma financial information is not necessarily indicative of the operating results that might have occurred if the transaction had been completed at such earlier dates or the operating results which may occur in the future.

                                               Six months ended
                                           ----------------------
                                             July 2,     June 30,
                                              1995        1996
                                           ----------  ----------
                                               (unaudited)
                                     (In millions, except per share data)
Revenues                                   $    157.3  $    230.7
Net income (loss)                               (18.1)       10.6
Net income (loss) per common share               (.73)        .40

Joint ventures

                            December 31,      June 30,
                                1995           1996
                            ------------   ------------
                                 (In thousands)

THT joint venture           $     13,853   $     17,609
Other                               --              125
                            ------------   ------------
                            $     13,853   $     17,734
                            ============   ============


     Titanium Hearth Technologies

     TIMET has a 50% interest in a partnership with Axel Johnson Metals, Inc. conducted under the name Titanium Hearth Technologies ("THT"). THT owns and operates cold hearth melting furnaces located in Pennsylvania and Nevada. Summarized financial information of THT is shown below:

                                                      Six months ended
                                                ---------------------------
                                                   July 2,        June 30,
                                                    1995           1996
                                                ------------   ------------
                                                       (In thousands)
Income statement:
   Revenues                                     $     20,687   $     40,128
   Operating costs and expenses                       16,392         32,132
   Interest and other expenses                           282            338
                                                ------------   ------------

   Net income                                   $      4,013   $      7,658
                                                ============   ============

Equity in earnings of THT                       $      1,746   $      3,756
                                                ============   ============

Distributions paid to TIMET from THT            $       --     $       --
                                                ============   ============

     TISTO

     TIMET held a 26% interest in TISTO, a German distributor of titanium products, on June 30, 1996. In July 1996, TIMET acquired the remaining 74% equity interest for approximately $2 million in cash and guaranteed approximately $2 million in existing loans from former TISTO shareholders. TISTO's unaudited revenues approximated $20 million in calendar 1995 and $14 million for the first six months of 1996.

     CEZUS

     Effective August 1, 1996, TIMET and Compagnie Europeenne du Zirconium-CEZUS, S.A. ("CEZUS") completed an agreement to form a new jointly-owned French company ("TIMET Savoie") to manufacture and sell titanium products. TIMET Savoie is 70%-owned by TIMET and 30%-owned by CEZUS. TIMET and CEZUS contributed to TIMET Savoie inventory, technology, and equipment and certain CEZUS employees became employees of TIMET Savoie. TIMET contributed proprietary technology and all of its interest in its previously existing France-based distribution businesses valued at approximately $8 million. The jointly-owned company will manufacture products inside CEZUS' production facility in Ugine, France under a separate manufacturing agreement with CEZUS. The Company intends to consolidate TIMET Savoie effective August 1, 1996.


Note 4 - Business segment information:

     The Company's operations are conducted in one business segment, titanium metals operations. The Company is an integrated producer and distributor of titanium sponge, ingot, and mill and cast products for aerospace, industrial, and other applications.

                                           Three months ended       Six months ended
                                          ---------------------  ---------------------
                                           July 2,     June 30,   July 2,     June 30,
                                            1995        1996       1995        1996
                                          --------    --------   --------    --------
                                                         (In thousands)
Net sales                                 $ 45,568    $118,834   $ 87,292    $226,390
                                          ========    ========   ========    ========

Operating income (loss)                   $  1,014    $ 13,748   $   (547)   $ 20,571
General corporate income (expense), net       (284)        548       (194)        407
Interest expense                             2,813       3,354      5,304       6,852
                                          --------    --------   --------    --------

   Income (loss) before income taxes
     and preacquisition earnings          $ (2,083)   $ 10,942   $ (6,045)   $ 14,126
                                          ========    ========   ========    ========


     Operating income for three months and six months ended June 30, 1996 includes special charges of $.1 million and $4.3 million, respectively, resulting from the IMI Titanium Acquisition and related integration of the IMI Titanium Business. The special charges include $3 million of compensation costs and $1.3 million of integration costs relating to the relocation of personnel and the consolidation of certain facilities. Integration costs are charged to operations as incurred. Special charges are expected to aggregate $5 million for the full year. See Note 8.

Note 5 - Inventories:

                                               December 31,    June 30,
                                                   1995         1996
                                               ------------  ----------
                                                     (In thousands)
 Raw materials                                  $    7,778   $   13,362
 In process and finished products                   57,538       97,139
 Supplies                                            3,818        6,493
                                                ----------   ----------

                                                $   69,134   $  116,994
                                                ==========   ==========


     The average cost of LIFO inventories exceeded the net carrying amount of such inventories by approximately $19 million at December 31, 1995 and $22 million at June 30, 1996.


Note 6 - Accrued liabilities:

                                               December 31,    June 30,
                                                   1995         1996
                                               ------------  ----------
                                                    (In thousands)
 Postretirement benefit costs                   $    2,240   $    2,266
 Pension costs                                       1,378        1,712
 Other employee benefits                             9,210       17,305
 Restructuring costs                                   777          135
 Environmental costs                                 1,143        1,698
 Customer contract losses                             --          3,710
 Taxes, other than income                            1,655        6,774
 Other                                               4,560       10,734
                                                ----------   ----------

                                                $   20,963   $   44,334
                                                ==========   ==========

Note 7 - Notes payable and long-term debt:

                                                December 31,      June 30,
                                                    1995           1996
                                                ------------   ------------
                                                      (In thousands)
 Notes payable - U.K. credit agreement          $       --     $        679
                                                ============   ============

 Long-term debt:
    U.S. credit agreement:
      Revolver                                  $     42,555   $        259
      Term                                            24,400           --
    Other                                                280            140
                                                ------------   ------------
                                                      67,235            399
 Less current maturities                              45,695            399
                                                ------------   ------------

                                                $     21,540   $       --
                                                ============   ============


     TIMET's U.S. credit facility provides for revolving loans/letters of credit aggregating up to $105 million at June 30, 1996. Borrowings under the revolving loan are limited to a formula-determined amount of accounts receivable and inventories (the "borrowing base"). Interest accrues at the prime rate plus .75% or, at the Company's option, at LIBOR plus 2.25% (7.92% at June 30, 1996) and the credit facility matures on December 31, 1998. Borrowings are collateralized by substantially all of the Company's assets. The credit agreement prohibits dividends on the Company's common stock in excess of 20% of the Company's net income in any fiscal year, limits TIMET's additional indebtedness and contains other covenants customary in agreements of this type. At June 30, 1996, TIMET had $86 million of borrowings available under its U.S. credit agreement.

     TIMET UK has a L.10 million overdraft/revolving credit facility maturing January 31, 1997. The agreement restricts payments of dividends from TIMET UK, loans and other transactions with related parties and contains other covenants customary in agreements of this type. Borrowings under this agreement are collateralized by substantially all of TIMET UK's assets and accrue interest at the bank's base rate plus 2% (7.75% at June 30, 1996). Borrowings outstanding under this facility were $.7 million at June 30, 1996.

Note 8 - Stockholders' equity:

     On June 4, 1996, the Company completed the sale of 6.2 million shares of its common stock to the public (the "Offerings") pursuant to a registration statement filed with the Securities and Exchange Commission. In connection with the Offerings, the Company effected a Stock Split of its common stock, increased its authorized common shares to 99 million shares, increased its authorized preferred stock to 1 million shares, and reserved up to 3.1 million shares to be issued under the newly adopted 1996 Long Term Performance Incentive Plan.

     The Company's net proceeds from the Offerings approximated $132 million. The Company used approximately $42.5 million of the net proceeds to repay existing indebtedness to stockholders ($22.5 million to Tremont and $20 million to IMI) and $82 million to repay indebtedness under its U.S. credit facility. Supplemental earnings (loss) per share for the 1995 and 1996 six-month interim periods, assuming the Offerings had been completed at the beginning of fiscal year 1995, would have been $(.04) and $.49, respectively.

     Certain key executive officers of the Company received shares (the "Management Shares") of the Company's Class B common stock and cash payments with a combined value of approximately $3 million in consideration for their services in connection with the IMI Titanium Acquisition. The Class B Management Shares were converted into 93,000 shares of the Company's common stock in connection with the Offerings, and no Class B shares are currently outstanding or authorized.


Note 9 - Income taxes:

     The difference between the income tax expense (benefit) attributable to the Company's income (loss) before income taxes and preacquisition earnings and the amounts that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.

                                                        Six months ended
                                                 ----------------------------
                                                    July 2,         June 30,
                                                     1995            1996
                                                 ------------    ------------
                                                       (In thousands)
Expected income tax expense (benefit)            $     (2,116)   $      4,944
Incremental tax and rate differences on equity
  in income of companies not included in the
  consolidated tax group                                 (118)           (210)
Adjustment of deferred tax
   valuation allowance                                  2,329          (1,160)
U.S. state income taxes, net                             --                49
Other, net                                                  4             (93)
                                                 ------------    ------------

                                                 $         99    $      3,530
                                                 ============    ============


     At June 30, 1996, the Company had, for financial reporting purposes, U.S. net operating loss ("NOL") carryforwards of approximately $34 million. The utilization of the Company's NOL's is subject to an annual limitation of approximately $15 million.

Note 10 - Related party transactions:

    Receivables from related parties at December 31, 1995 and June 30, 1996 principally relate to sales to UTSC and TISTO. Payables to related parties, excluding long-term capital lease obligations to IMI, are summarized below.

                                                     December 31,        June 30,
                                                         1995              1996
                                                     ------------        --------
                                                            (In thousands)

 Current liabilities:
   Tremont                                             $  --             $   312
   IMI                                                    --                  63
   THT                                                   2,627             2,751
                                                       -------           -------

                                                       $ 2,627           $ 3,126
                                                       =======           =======

 Noncurrent liabilities:
   Tremont:
     Loans and interest                                $22,460           $  --
     Other                                               1,482             1,293
                                                       -------           -------

                                                       $23,942           $ 1,293
                                                       =======           =======




Note 11 - Commitments and contingencies:

    For information concerning certain legal proceedings and certain contingencies related to the Company, see (i) Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii)
Part II, Item 1 -- "Legal Proceedings," and (iii) TIMET's Registration Statement on Form S-1, as amended (File No. 333-2940).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The results of operations for 1996 include the results of the IMI Titanium Business acquired on February 15, 1996. All price and volume comparisons are proforma assuming the IMI Titanium Acquisition occurred at the beginning of fiscal 1995.

                                 Three months ended                   Six months ended
                                ---------------------               ----------------------
                                 July 2,     June 30,                July 2,     June 30,
                                  1995         1996      Change       1995         1996       Change
                                --------    ---------   --------    --------    ---------   ---------
                                            (In millions, except percentages and price data)

Net sales                       $   45.6    $   118.8   $   73.2    $   87.3    $   226.4   $   139.1
                                ========    =========   ========    ========    =========   =========

Operating income (loss)         $    1.0    $    13.7   $   12.7    $    (.5)   $    20.6   $    21.1
General corporate
  income (expense), net              (.3)          .5         .8         (.2)          .4          .6
Interest expense                     2.8          3.3        (.5)        5.3          6.9        (1.6)
                                --------    ---------   --------    --------    ---------   ---------

  Income (loss) before
    income taxes and
    preacquisition earnings     $   (2.1)   $    10.9   $   13.0    $   (6.0)   $    14.1   $    20.1
                                ========    =========   ========    ========    =========   =========

Mill products:
 Sales volume (in pounds)            5.2          6.2        1.0        10.4         12.5         2.1
 Average price per pound        $  12.50    $   14.54  $    2.04   $   11.89   $    14.01  $     2.12

 Percent changes:
   Mill product sales volume                                 +19%                                 +20%
   Average selling prices                                    +22%                                 +20%



    The Company's operating income in the second quarter and first half of 1996 improved significantly from the comparable periods in 1995. The improvement was principally driven by price and volume increases in the commercial aerospace market, as well as continuing growth in demand for titanium products across all market segments. For the first half of 1996, sales volume of titanium mill products increased to 12.5 million pounds compared to 10.4 million pounds in the year-ago period. Average selling prices in the first half of 1996 were up approximately 20% over the first half of 1995 and second quarter average selling prices were approximately 5% higher than the first quarter of 1996.

    The selling price increases reflect both the pass-through of cost increases, particularly raw material costs, and real price improvement associated with increased market demand. Average selling prices per mill product pound is also effected by changes in product mix. Although the Company and the titanium industry are continuing to experience increases in the cost of certain raw materials, the Company's increased selling prices more than offset those cost increases. Prices on recent orders for titanium products have continued to increase relative to 1995 levels and the Company expects this trend to continue through 1996. The Company's backlog of firm orders increased to $341 million at June 30, 1996, from $213 million at December 31, 1995 (including $78 million related to the IMI Titanium Business).

    Operating levels at the Company's plants in the first half of 1996 were higher than the same period in 1995 and contributed to the better operating results. The VDP titanium sponge plant operated near its practical capacity of 20 million pounds annually in the first half of 1996 compared to about 75% of practical capacity in 1995. The Company presently expects its VDP plant to operate near practical capacity in 1996 if current conditions continue. The Company restarted production of titanium sponge at its original Kroll-leach facility during July in response to demand for certain grades of titanium sponge. TIMET presently intends to increase Kroll-leach titanium sponge production to at least 4 million pounds of annual production. Costs to restart the Kroll-leach facility were $1 million in the first half of 1996 and are expected to aggregate $1.8 million for the full year. The Company's overall mill product capacity utilization for the first six months of 1996 approximated 75%. Depreciation expense increased $2.7 million in the first half of 1996 over the year-ago period principally as a result of the IMI Titanium Acquisition.

    TIMET Castings' sales to the aerospace and golf club industry aggregated $15.4 million for the second quarter of 1996 and $26.1 million for the first half of 1996. Operating income for TIMET Castings was $2.1 million for the second quarter and $2.9 million for the first half of 1996. The Company's operating income in the first half of 1996 included $3.8 million related to equity in earnings of THT compared to $1.7 million in the year-ago period.

    The Company recorded special charges of $.1 million and $4.3 million in the second quarter and first half of 1996, respectively, related to the IMI Titanium Acquisition. Such charges included $3 million ($1.5 million common stock and $1.5 million cash) related to compensation of certain of the Company's officers in consideration for their services in connection with the IMI Titanium Acquisition, and $1.3 million related to integration costs. The Company expects integration related special charges during the balance of 1996 to be less than $1 million.

    Selling, administrative and development expenses increased relative to the year-ago periods principally due to the IMI Titanium Acquisition. General corporate items principally consist of foreign exchange gains and losses and, prior to October 1995, the Company's equity in earnings of former real estate ventures.

    Interest expense in the second quarter and first half of 1996 was higher than the year-ago periods principally due to higher average borrowings under TIMET's U.S. credit agreement and the $20 million of subordinated debt issued to IMI in connection with the IMI Titanium Acquisition. Interest expense is expected to be substantially reduced in the last half of 1996 compared to the first half of the year due to completion of the Offerings.

    See Note 3 to the Consolidated Financial Statements regarding the IMI Titanium Acquisition and Note 8 regarding the Offerings.

INCOME TAXES

    The Company's income tax rate in the first half of 1995 varied from the U.S. statutory rate due to losses which resulted in temporary differences between book and taxable income for which recognition of a deferred tax asset was not considered appropriate at the time. The Company's income tax rate in the first half of 1996 varied from the U.S. statutory rate principally due to a reduction in the deferred tax valuation allowance to reflect the expected utilization of a portion of its U.S. NOL's in 1996.

    SFAS No. 109 requires a valuation allowance against all or a portion of a net deferred tax asset when it is more likely than not that some portion or all of the deferred tax assets will not be realized. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. The Company incurred losses in each of its past five fiscal years. Although the Company has reported net income in its three most recent fiscal quarters, the Company does not believe the weight of evidence yet supports release of any of its valuation allowance at June 30, 1996 in excess of NOL's expected to be utilized in 1996. The Company may further release a portion of its deferred tax asset valuation allowance later in 1996, resulting in a tax benefit, if it concludes that the "more likely than not" realization criteria of SFAS No. 109 are met. In making its assessment of realizability, the Company will continue to consider a number of factors, including the length of time it has remained profitable, its backlog level, general improvement in overall industry operating conditions, the cyclicality of the commercial aerospace market and business fundamentals in the Company's key market sectors. When preparing future financial statements, the Company will evaluate its strategic and business plans, in light of evolving business conditions, and the valuation allowance will be adjusted for future expectations resulting from that process, to the extent different from those inherent in the valuation allowance as of June 30, 1996.

    At June 30, 1996, the Company had, for financial reporting purposes, U.S. NOL's of approximately $34 million. The utilization of the Company's NOL's is subject to an annual limitation of approximately $15 million.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's consolidated cash flows from operating, investing, and financing activities for the six months ended July 2, 1995 and June 30, 1996 are presented below.

                                   Six months ended
                                 --------------------
                                  July 2,    June 30,
                                   1995        1996
                                 -------    ---------
                                    (In millions)
Net cash provided (used) by:
  Operating activities           $  (9.2)   $  (9.8)
  Investing activities              (1.3)      (8.5)
  Financing activities              10.7       23.5
                                 -------    -------

                                 $   0.2    $   5.2
                                 =======    =======



    The Company's 1996 earnings have improved significantly compared to the losses it incurred in recent years. The Company's results include significant noncash items. Depreciation expense increased to $8.4 million in the first half of 1996 compared to $5.7 million for the year-ago period principally as a result of the IMI Titanium Acquisition. The Company recorded $4.3 million of special charges in the first half of 1996 related to the IMI Titanium Acquisition, approximately $1.5 million of which was noncash for common stock. The Company's equity in earnings of THT were $1.7 million and $3.8 million for the first half of 1995 and 1996, respectively, while THT made no distributions in either period. Cash flow from operations in the first half of 1995 was reduced by increases in accounts receivable, which were partially offset by increases in accounts payable. Cash flow from operations in the first half of 1996 was reduced by increases in inventories and accounts receivable, which were partially offset by increases in accounts payable and accrued liabilities.

    The Company's capital expenditures in the first half of 1996 were $6.4 million compared to $1.7 million in the year-ago period. The Company estimates capital expenditures in 1996 will be approximately $20 million, including approximately $10 million relating to the IMI Titanium Business. Substantially all capital expenditures are expected to be funded by cash flow from operating activities.

    The Company completed the Offerings on June 4, 1996. The Company's net proceeds from the Offerings approximated $132 million. The Company used approximately $42.5 million of the net proceeds to repay existing indebtedness to stockholders ($22.5 million to Tremont and $20 million to IMI) and $82 million to repay indebtedness under its U.S. credit facility.

    The Company's U.S. credit facility provides for revolving loans/letters of credit aggregating up to $105 million at June 30, 1996. Borrowings are limited to a formula-determined amount of accounts receivable and inventories (the "borrowing base"). Interest accrues at the prime rate plus .75% or, at the Company's option, LIBOR plus 2.25% (7.92% at June 30, 1996). Borrowings are collateralized by substantially all of the Company's assets. The credit agreement prohibits dividends on the Company's common stock in excess of 20% of the Company's net income in any fiscal year, limits the Company's additional indebtedness and contains other covenants customary in transactions of this type. At June 30, 1996, the Company had $86 million of borrowings available under its U.S. credit agreement.

    TIMET UK has a L10 million overdraft/revolving credit facility maturing January 31, 1997. The agreement restricts payments of dividends from TIMET UK, loans and other transactions with related parties and contains other covenants customary in transactions of this type. Borrowings under this agreement are collateralized by substantially all of TIMET UK's assets and accrue interest at the bank's base rate plus 2% (7.75% at June 30, 1996). Borrowings outstanding under this facility were $.7 million at June 30, 1996.

    In July 1996, the Company acquired the remaining 74% interest in TISTO for approximately $2 million in cash and guaranteed approximately $2 million in existing loans from former TISTO shareholders. TISTO is the largest German-based distributor of titanium products. The Company previously owned a 26% equity interest in TISTO. The acquisition was funded with borrowings under TIMET UK's credit facility.

    Effective August 1, 1996, TIMET and CEZUS completed an agreement to form TIMET Savoie to manufacture and sell titanium products. TIMET Savoie is 70%-owned by TIMET and 30%-owned by CEZUS. TIMET and CEZUS contributed to TIMET Savoie inventory, technology, and equipment and certain CEZUS employees became employees of TIMET Savoie. TIMET contributed proprietary technology and all of its interest in its previously existing France-based distribution businesses valued at approximately $8 million. CEZUS provided approximately $13 million of working capital financing upon formation of the joint venture.

    The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, restructure ownership interests, refinance or restructure indebtedness, sell marketable securities or other assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources. In the normal course of business, the Company may investigate, evaluate and discuss acquisition, joint venture and other business combination opportunities in the titanium and specialty metal industries, and in this regard the Company has been exploring a potential strategic relationship with a large titanium producer in Russia. In the event of any future acquisition or joint venture opportunities, the Company may consider using available cash, issuing equity securities or incurring indebtedness.

    The statements contained in this Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations" and "Liquidity and Capital Resources", both contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Quarterly Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in the Quarterly Report, including, without limitation, the portions of such reports under the captions referenced above and in the Company's Registration Statement on Form S-1, as amended (File No. 333-2940), and the uncertainties set forth from time to time in TIMET's filings with the Securities and Exchange Commission, and other public statements.

                          PART II - OTHER INFORMATION


Item 1.      LEGAL PROCEEDINGS.

     Reference is made to the Company's Registration Statement on Form S-1, as amended (File No. 333-2940), for descriptions of certain previously reported legal proceedings.

     In the previously reported matter of Sutherin vs. Titanium Metals Corporation, No. 95CV00168, Court of Common Pleas, Jefferson County, Ohio, the plaintiff in June 1996 dismissed this matter without prejudice.

     As previously reported, in 1993 the Company discovered an anomaly in certain alloyed titanium material manufactured by the Company for shipment to a jet engine manufacturer, resulting from tungsten carbide contaminated chromium sold to the Company by a third-party vendor and used as an alloying addition to this titanium material. In June 1996, the Company entered into a settlement agreement with the purchaser of the material which calls for payment by the Company of an aggregate $2 million, payable in equal quarterly payments over the next five years. Such liability was accrued in the Company's financial statements at December 31, 1995 and June 30, 1996.

     As previously reported, certain other companies, including Kerr-McGee Chemical Corporation, Chemstar Lime Company and Pioneer Chlor Alkali Company, Inc. (successor to Stauffer Chemical Company) also operate facilities in a complex (the "BMI Complex") owned by Basic Management Inc. ("BMI"), adjacent to the Company's Henderson, Nevada plant. In July 1996, the Company signed a consent agreement with the Nevada Division of Environmental Protection regarding the Phase II assessment of the Company property within the BMI Complex. At December 31, 1995 and June 30, 1996, the Company had accrued $1 million with respect to this matter. Until the sampling and analysis that will be involved in this Phase II assessment is completed, it is not possible to provide a reasonable estimate of the additional remediation costs, if any, or the Company's likely share of any such costs.


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits:

    27.1     Financial Data Schedule for the six-month period ended June 30,
             1996.

    (b)  Reports on Form 8-K:

         Reports on Form 8-K filed by the Registrant for the quarter ended June 30, 1996 and for the month of July 1996:

         June 14, 1996    -   Reported Items 5 and 7
         July 22, 1996    -   Reported Items 5 and 7
         July 22, 1996    -   Reported Items 5 and 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             TITANIUM METALS CORPORATION
                                      -----------------------------------------
                                                     (Registrant)




Date: August 13, 1996             By    /s/ JOSEPH S. COMPOFELICE
                                      -----------------------------------------
                                        Joseph S. Compofelice
                                        Vice President and
                                          Chief Financial Officer




                                  By    /s/ MARK A. WALLACE
                                      -----------------------------------------
                                        Mark A. Wallace
                                        Vice President - Finance
                                        (Chief Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
  NO.                    DESCRIPTION                 PAGE NO.
- -------                  -----------                 --------
  27.1         Financial Data Schedule
