Form 10-Q
period 1996-09-29
TITANIUM METALS CORP
filed 1996-11-12
CIK 1011657

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended September 29, 1996
                                                      ------------------
                                     OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28538




                          Titanium Metals Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




          Delaware                                              13-5630895
-------------------------------                            -------------------
(State or other jurisdiction of                               (IRS Employe
incorporation or organization)                             Identification No.)





               1999 Broadway, Suite 4300, Denver, Colorado  80202
             -----------------------------------------------------
             (Address of principal executive offices)   (Zip Code)




Registrant's telephone number, including area code:            (303) 296-5600
                                                               --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                              Yes   X     No
                                  -----      -----


Number of shares of common stock outstanding on October 31, 1996:   31,455,455
                                                                    ----------

                  TITANIUM METALS CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                                                          Page
                                                                                                         number
                                                                                                         ------
PART I.          FINANCIAL INFORMATION

    Item 1.      Financial Statements.

                 Consolidated Balance Sheets - December 31, 1995 and                                       3-4
                   September 29, 1996

                 Consolidated Statements of Operations - Three months and nine                              5
                   months ended October 1, 1995 and September 29, 1996

                 Consolidated Statement of Stockholders' Equity - Nine months ended                         6
                   September 29, 1996

                 Consolidated Statements of Cash Flows - Nine months ended                                 7-8
                   October 1, 1995 and September 29, 1996

                 Notes to Consolidated Financial Statements                                               9-17

    Item 2.      Management's Discussion and Analysis of Financial Condition                              18-23
                   and Results of Operations.


PART II.         OTHER INFORMATION

    Item 1.      Legal Proceedings.                                                                        24

    Item 6.      Exhibits and Reports on Form 8-K.                                                         24

                  TITANIUM METALS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                  December 31,              SEPTEMBER 29,
                        ASSETS                                        1995                      1996
                                                                 ----------------          ----------------
Current assets:
  Cash and cash equivalents                                      $             24          $          2,220
  Accounts and notes receivable, net                                       27,932                    99,247
  Receivable from related parties                                           3,070                     1,400
  Inventories                                                              69,134                   140,652
  Prepaid expenses                                                          3,452                     7,547
  Deferred income taxes                                                      -                        1,386
                                                                 ----------------          ----------------

    Total current assets                                                  103,612                   252,452
                                                                 ----------------          ----------------



Other assets:
  Investment in joint ventures                                             13,853                    19,938
  Prepaid pension cost                                                      1,253                     1,253
  Intangible pension asset                                                  1,424                     1,424
  Goodwill, net                                                                -                     10,111
  Other                                                                     3,774                     9,727
                                                                 ----------------          ----------------

    Total other assets                                                      20,304                   42,453
                                                                 ----------------          ----------------

Property and equipment:
  Land                                                                      4,598                     6,032
  Buildings                                                                17,783                    33,343
  Equipment                                                               127,228                   171,809
  Construction in progress                                                  3,120                     9,381
                                                                 ----------------          ----------------
                                                                          152,729                   220,565
  Less accumulated depreciation                                            27,861                    39,212
                                                                 ----------------          ----------------

    Net property and equipment                                            124,868                   181,353
                                                                 ----------------          ----------------

                                                                  $       248,784          $        476,258
                                                                 ================          ================

                  TITANIUM METALS CORPORATION AND SUBSIDIARIES

                                 (In thousands)

                                                                  December 31,              SEPTEMBER 29,
    LIABILITIES AND STOCKHOLDERS' EQUITY                              1995                      1996
                                                                ------------------        ------------------
Current liabilities:
  Notes payable                                                 $               -         $            1,139
  Current maturities of long-term debt                                      45,695                     1,497
  Payable to related parties                                                 2,627                     1,519
  Accounts payable                                                          27,136                    66,104
  Accrued liabilities                                                       20,963                    40,679
  Income taxes                                                                  47                     7,281
  Deferred income taxes                                                        596                     1,305
                                                                ------------------        ------------------

    Total current liabilities                                               97,064                  119,524
                                                                ------------------        ------------------

Noncurrent liabilities:
  Long-term debt                                                            21,540                     1,472
  Capital lease obligation to related parties                                  -                       9,796
  Payable to related parties                                                23,942                     1,288
  Accrued postretirement benefit cost                                       28,152                    27,978
  Accrued pension cost                                                       5,966                     5,600
  Deferred income taxes                                                        789                     8,713
  Other                                                                      3,203                     2,670
                                                                ------------------        ------------------

    Total noncurrent liabilities                                            83,592                    57,517
                                                                ------------------        ------------------

Minority interest                                                            -                        3,268
                                                                ------------------        ------------------


Stockholders' equity:
  Common stock                                                                 157                       315
  Additional paid-in capital                                               142,720                   345,771
  Accumulated deficit                                                      (72,653)                  (49,180)
  Adjustments:
    Currency translation                                                       283                     1,422
    Pension liabilities                                                     (2,379)                   (2,379)
                                                                ------------------        ------------------

    Total stockholders' equity                                              68,128                   295,949
                                                                ------------------        ------------------

                                                                $          248,784        $          476,258
                                                                ==================        ==================



Commitments and contingencies (Note 11)




          See accompanying notes to consolidated financial statements.

                  TITANIUM METALS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)


                                                          Three months ended                  Nine months ended
                                                    ------------------------------     ------------------------------
                                                     October 1,       SEPTEMBER 29,      October 1,     SEPTEMBER 29,
                                                        1995             1996               1995             1996
                                                    -------------    -------------     -------------    -------------
Revenues and other income:
  Net sales                                         $      47,911    $     123,435     $     135,203    $     349,825
  Equity in earnings of joint ventures                      1,677            2,204             3,828            5,960
  Other, net                                                 (662)             107              (823)             633
                                                    -------------    -------------     -------------    -------------
                                                           48,926          125,746           138,208          356,418
                                                    -------------    -------------     -------------    -------------

Costs and expenses:
  Cost of sales                                            43,667          100,922           127,572          294,153
  Selling, administrative, and development                  2,959            6,459             9,077           18,614
  Special charges                                               -              380                -             4,688
  Interest                                                  2,563              414             7,867            7,266
                                                    -------------    -------------     -------------    -------------
                                                           49,189          108,175           144,516          324,721
                                                    -------------    -------------     -------------    -------------

  Income (loss) before income taxes, minority
    interest, and preacquisition earnings                    (263)          17,571            (6,308)          31,697

Income tax expense                                             57            4,261               156            7,791
Minority interest                                             -                (22)              -                (22)
Preacquisition earnings                                       -                -                 -               (411)
                                                    -------------    -------------     -------------    -------------

  Net income (loss)                                 $        (320)   $      13,288      $     (6,464)   $      23,473
                                                    =============    =============     =============    =============

Net income (loss) per common share                  $        (.02)   $         .42     $        (.42)   $         .89
                                                    =============    =============     =============    =============

Weighted average common and common
  equivalent shares outstanding (Note 2)                   15,693           31,469            15,275           26,346
                                                    =============    =============     =============    =============





          See accompanying notes to consolidated financial statements.

                  TITANIUM METALS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 29, 1996

                                 (In thousands)


                                                                                              Adjustments
                                                              Additional              -------------------------
                                           Common   Common     paid-in  Accumulated    Currency       Pension
                                           shares   stock      capital    deficit     translation   liabilities       Total
                                           ------  --------   --------   ----------     --------     --------        --------
Balance at December 31, 1995               15,693  $    157   $142,720   $  (72,653)    $    283     $ (2,379)       $ 68,128

Net income                                     -         -          -        23,473           -            -           23,473
Common stock issued:
   IMI Titanium Acquisition (Note 3)        9,561        96     69,904           -            -            -           70,000
   Offerings (Note 8)                       6,200        62    132,926           -            -            -          132,988
   Other                                        1        -          28           -            -            -               28
Other, net                                     -         -         193           -            -            -              193
Adjustments, net                               -         -          -            -         1,139           -            1,139
                                           ------  --------   --------   ----------     --------     --------        --------

Balance at September 29, 1996              31,455  $    315   $345,771   $  (49,180)    $  1,422     $ (2,379)       $295,949
                                           ======  ========   ========   ==========     ========     ========        ========





          See accompanying notes to consolidated financial statements.

                  TITANIUM METALS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                           Nine months ended
                                                                                    -------------------------------
                                                                                     October 1,      SEPTEMBER 29,
                                                                                        1995             1996
                                                                                    -------------    --------------
Cash flows from operating activities:
  Net income (loss)                                                                 $      (6,464)   $       23,473
  Depreciation and amortization                                                             8,821            12,580
  Earnings of joint ventures in excess of distributions                                    (3,828)           (5,814)
  Minority interest and preacquisition earnings                                               -                 433
  Special charges                                                                             -               4,688
  Pension benefits                                                                             65            (1,096)
  Other, net                                                                                 (423)              284
  Change in assets and liabilities, net of acquisitions:
    Accounts and notes receivable                                                         (11,503)          (33,320)
    Inventories                                                                            (4,749)          (24,405)
    Prepaid expenses                                                                       (1,005)           (3,922)
    Accounts payable                                                                        7,729            14,269
    Accrued liabilities                                                                      (974)            3,341
    Income taxes                                                                              156             5,991
    Accounts with related parties                                                            (842)           (3,892)
    Other, net                                                                              2,104            (2,063)
                                                                                    -------------    --------------

    Net cash used by operating activities                                                 (10,913)           (9,453)
                                                                                    -------------    --------------

Cash flows from investing activities:
  Capital expenditures                                                                     (2,274)          (10,836)
  Purchase of interest in subsidiaries:
    IMI Titanium Business                                                                     -              (2,250)
    Other                                                                                     -              (2,940)
  Other, net                                                                                  421               149
                                                                                    -------------    --------------

  Net cash used by investing activities                                                    (1,853)          (15,877)
                                                                                   ---------------  ---------------

                  TITANIUM METALS CORPORATION AND SUBSIDIARIES

                                 (In thousands)

                                                                                     October 1,      SEPTEMBER 29,
                                                                                        1995             1996
                                                                                    --------------   --------------
Cash flows from financing activities:
  Notes payable and long-term debt:
    Borrowings                                                                      $       15,322   $       18,248
    Reductions                                                                              (3,956)         (83,307)
  Proceeds from issuance of common stock, net                                                  -            131,488
  Capital contribution from related party                                                    1,148              -
  Related parties loans (repayments)                                                         2,500          (42,505)
                                                                                    --------------   --------------

    Net cash provided by financing activities                                               15,014           23,924
                                                                                    --------------   --------------

Cash and cash equivalents:
  Net increase (decrease) from:
    Operating, investing and financing activities                                            2,248           (1,406)
    Cash acquired, net                                                                         -              3,399
    Currency translation                                                                        43              203
                                                                                    --------------   --------------

  Balance at beginning of period                                                             -                   24
                                                                                    --------------   --------------

  Balance at end of period                                                          $        2,291   $        2,220
                                                                                    ==============   ==============

Supplemental disclosures:
  Cash paid for:
    Interest                                                                        $       7,914    $       6,689
    Income taxes                                                                               53              874

  Acquisitions:
    Cash and cash equivalents                                                       $         -      $        4,105
    Noncash assets                                                                            -             168,491
    Liabilities                                                                               -             (97,406)
    Common stock issued to IMI                                                                -             (70,000)
                                                                                    --------------   --------------

       Cash paid                                                                    $         -      $        5,190
                                                                                    ==============   ==============





          See accompanying notes to consolidated financial statements.

                  TITANIUM METALS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

         Titanium Metals Corporation ("TIMET") was 30%-owned by Tremont Corporation at September 29, 1996. Contran Corporation holds, directly or through subsidiaries, approximately 44% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons may be deemed to control each of Contran, Tremont, TIMET and NL Industries, Inc., an indirect subsidiary of Contran.

         The consolidated balance sheet of TIMET and subsidiaries (collectively the "Company") at December 31, 1995 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 29, 1996 and the consolidated statements of operations and cash flows for the three and nine month interim periods ended October 1, 1995 and September 29, 1996, and the consolidated statement of stockholders' equity for the nine month interim period ended September 29, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations.

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

Note 3 - Business combinations and joint ventures:

         IMI Titanium Acquisition

         On February 15, 1996, the Company acquired the titanium metals businesses of IMI plc ("IMI") (the "IMI Titanium Acquisition"). IMI previously conducted its titanium businesses (the "IMI Titanium Business") principally through its wholly owned United Kingdom subsidiary, IMI Titanium Ltd. (now known as TIMET UK), and its United States subsidiary, IMI Titanium, Inc. (now known as TIMET Castings). TIMET UK is Western Europe's leading producer of titanium ingot and mill products for aerospace and industrial applications. TIMET Castings manufactures titanium castings for aerospace applications and golf club heads. IMI conveyed all of its titanium related businesses to the Company in exchange for 9.6 million newly issued shares of the Company's common stock valued at $70 million, and the Company issued $20 million of the Company's subordinated debt to IMI in exchange for a like amount of debt previously owed to IMI by its U.K. subsidiary. In connection with the IMI Titanium Acquisition, Tremont, which currently owns 30% of TIMET, was granted an option expiring February 15, 1999 to purchase up to an additional 2 million shares of the Company's common stock (after giving effect to the Stock Split) from IMI for $16 million. Tremont assigned to UTSC the right to acquire from IMI .5 million shares of the Company's common stock (after giving effect to the Stock Split) under the option.

         The Company has accounted for the IMI Titanium Acquisition by the purchase method of accounting. The purchase price of approximately $72 million, including transaction costs, has been allocated to the individual assets and liabilities of the IMI Titanium Business based on preliminary information. The actual allocation of the purchase price may be different from the preliminary allocation due to adjustments in the purchase price and refinements in estimates of the fair values of the net assets acquired. Goodwill approximated $9 million and is being amortized on a straight-line basis over 15 years. The Company has included the results of operations of the IMI Titanium Business in its consolidated results of operations effective at the beginning of fiscal 1996 with preacquisition earnings of approximately $.4 million of the IMI Titanium Business reflected as a separate deduction in determining net income for the nine months ended September 29, 1996. Preacquisition sales of the IMI Titanium Business included in the Company's consolidated sales for the nine months ended September 29, 1996 were approximately $11.7 million.

         The following pro forma financial information has been prepared assuming the IMI Titanium Acquisition occurred at the beginning of the respective periods. The pro forma financial information is not necessarily indicative of the operating results that might have occurred if the transaction had been completed at such earlier dates or the operating results which may occur in the future.

                                                                        Nine months ended
                                                                ----------------------------------
                                                                   October 1,       SEPTEMBER 29,
                                                                      1995               1996
                                                                ---------------    ---------------
                                                                           (unaudited)
                                                               (In millions, except per share data)
Revenues                                                        $         243.9    $         356.4
Net income (loss)                                                         (22.1)              23.9
Net income (loss) per common share                                         (.89)               .86

         Axel Johnson Metals Acquisition

         On October 1, 1996, the Company acquired (the "AJM Acquisition") substantially all of the assets and assumed substantially all of the liabilities of Axel Johnson Metals, Inc. ("AJM") for approximately $96 million cash. The AJM Acquisition was completed through a newly formed subsidiary, Titanium Hearth Technologies, Inc. ("THT, Inc."), and included the acquisition of the 50% partnership interest in Titanium Hearth Technologies ("THT"), a general partnership, that TIMET did not previously own (see below). The purchase price was funded through borrowings under TIMET's U.S. credit facility. THT, Inc. and its subsidiaries operate titanium scrap processing facilities and electron beam cold hearth melting furnaces. TIMET will account for the AJM acquisition by the purchase method and consolidate the financial position and results of operations of THT, Inc. beginning in the fourth quarter of 1996.


         Titanium Hearth Technologies

         Prior to the AJM Acquisition, TIMET had a 50% interest in THT, a partnership with AJM. Summarized financial information of THT is shown below:

                                                                                        Nine months ended
                                                                                 -------------------------------
                                                                                   October 1,     SEPTEMBER 29,
                                                                                      1995             1996
                                                                                 --------------   --------------
                                                                                          (In thousands)
Income statement:
  Revenues                                                                        $      34,388   $       58,114
  Operating costs and expenses                                                           28,136           45,750
  Interest and other expenses                                                               455              465
                                                                                 --------------   --------------

  Net income                                                                     $        5,797   $       11,899
                                                                                 ==============   ==============

Equity in earnings of THT                                                        $        2,714   $        5,815
                                                                                 ==============   ==============


Distributions paid to TIMET from THT                                             $       -        $         -
                                                                                 ==============   ==============





         TISTO

         TIMET held a 26% interest in TISTO, a German distributor of titanium products, on June 30, 1996. In July 1996, TIMET acquired the remaining 74% equity interest for approximately $2 million in cash and guaranteed approximately $2 million in existing loans from former TISTO shareholders. TIMET has consolidated TISTO's results effective July 1, 1996 and TISTO's revenues approximated $5 million for the three months ended September 29, 1996. The pro forma effect of the TISTO acquisition would not be material.

         TIMET Savoie

         Effective August 1, 1996, TIMET and Compagnie Europeenne du Zirconium-CEZUS, S.A. ("CEZUS") completed an agreement to form a new jointly-owned French company ("TIMET Savoie") to manufacture and sell titanium products. TIMET Savoie is 70%-owned by TIMET and 30%-owned by CEZUS. CEZUS contributed cash, equipment and the CEZUS titanium business to TIMET Savoie, and certain CEZUS employees became employees of TIMET Savoie. TIMET contributed proprietary technology, all of its interest in its previously existing France-based distribution businesses and cash valued at a total of approximately $8 million. TIMET Savoie will manufacture products inside
CEZUS' production facility in Ugine, France both directly, utilizing its own personnel and equipment and, for melting, forging and certain other operations, indirectly by subcontracting to CEZUS under a long-term manufacturing agreement with CEZUS. The Company consolidated TIMET Savoie effective August 1, 1996. TIMET Savoie's revenues for the two months ended September 29, 1996 was approximately $5 million.

         Upon formation of TIMET Savoie, CEZUS provided TIMET Savoie with a French franc denominated credit facility providing, under certain circumstances, for borrowings up to approximately $13 million. Additionally, CEZUS has the right to sell their interest in TIMET Savoie to the Company for 30% of TIMET Savoie's registered capital after TIMET Savoie has had two consecutive years of profitable operations and all outstanding borrowings to CEZUS have been repaid. The Company has the right to purchase CEZUS' 30% interest in TIMET Savoie for 30% of TIMET Savoie's book equity determined under French accounting principles on or after December 31, 1997 and following the repayment of all outstanding borrowings to CEZUS.


         Joint Ventures


                                       December 31,      SEPTEMBER 29,
                                           1995               1996
                                     ----------------   ----------------
                                               (In thousands)
THT joint venture                    $         13,853   $         19,668
Other                                           -                    270
                                     ----------------   ----------------

                                     $         13,853   $         19,938
                                     ================   ================

Note 4 - Business segment information:

         The Company's operations are conducted in one business segment, titanium metals operations. The Company is an integrated producer and distributor of titanium sponge, ingot, mill and cast products for aerospace, industrial, and other applications.

                                                           Three months ended                    Nine months ended
                                                     -------------------------------      ------------------------------
                                                      October 1,        SEPTEMBER 29,      October 1,      SEPTEMBER 29,
                                                         1995              1996               1995             1996
                                                     --------------    -------------      -------------    -------------
                                                                                 (In thousands)
Net sales                                            $       47,911    $     123,435      $     135,203    $     349,825
                                                     ==============    =============      =============    =============

Operating income (loss)                              $        2,325    $      17,824      $       1,778    $      38,395
General corporate income (expense), net                         (25)             161               (219)             568
Interest expense                                              2,563              414              7,867            7,266
                                                     --------------    -------------      -------------    -------------


  Income (loss) before income taxes, minority
    interest and preacquisition earnings             $         (263)   $      17,571      $      (6,308)   $      31,697
                                                     ==============    =============      =============    =============


         Operating income for three months and nine months ended September 29, 1996 includes special charges of $.4 million and $4.7 million, respectively, resulting principally from the IMI Titanium Acquisition and related integration of the IMI Titanium Business. The special charges include $3 million of compensation costs and $1.7 million of integration and other costs relating to the relocation of personnel and the consolidation of certain facilities. Integration costs are charged to operations as incurred. Special charges are expected to aggregate $5 million for fiscal 1996. See Note 8.

Note 5 - Inventories:

                                                                  December 31,            SEPTEMBER 29,
                                                                      1995                     1996
                                                                -----------------        ----------------
                                                                             (In thousands)
Raw materials                                                   $           7,778        $         18,155
In process and finished products                                           57,538                 114,847
Supplies                                                                    3,818                   7,650
                                                                -----------------        ----------------


                                                                $          69,134        $        140,652
                                                                =================        ================




         The average cost of LIFO inventories exceeded the net carrying amount of such inventories by approximately $19 million at December 31, 1995 and $30 million at September 29, 1996.

Note 6 - Accrued liabilities:

                                                                 December 31,             SEPTEMBER 29,
                                                                     1995                      1996
                                                                -----------------        -----------------
                                                                             (In thousands)
Postretirement benefit costs                                    $           2,240        $           2,266
Pension costs                                                               1,378                    1,948
Other employee benefits                                                     9,210                   18,527
Restructuring costs                                                           777                      -
Environmental costs                                                         1,143                    1,643
Customer contract losses                                                      -                      3,425
Taxes, other than income                                                    1,655                    2,805
Other                                                                       4,560                   10,065
                                                                -----------------        -----------------


                                                                $          20,963        $          40,679
                                                                =================        =================



Note 7 - Notes payable and long-term debt:

                                                                 December 31,             SEPTEMBER 29,
                                                                     1995                      1996
                                                                -----------------        -----------------
                                                                              (In thousands)
Notes payable                                                   $            -           $           1,139
                                                                =================        =================


Long-term debt:
  U.S. credit agreement:
    Revolver                                                    $          42,555        $           1,357
    Term                                                                   24,400                      -
  Other                                                                       280                    1,612
                                                                -----------------        -----------------
                                                                           67,235                    2,969
Less current maturities                                                    45,695                    1,497
                                                                -----------------        -----------------


                                                                $          21,540        $           1,472
                                                                =================        =================




         TIMET's $105 million U.S. credit facility provides for term loans aggregating $24 million at September 29, 1996 with the balance of the facility available as a revolving credit/letter of credit facility. Borrowings under the revolving portion are limited to a formula-determined amount of accounts receivable and inventories (the "borrowing base"). Interest accrues at the Company's option at the prime rate plus .75% or LIBOR plus 2.25% (9% at September 29, 1996) and the credit facility matures on December 31, 1998. Borrowings are collateralized by substantially all of the Company's assets.
The credit agreement prohibits dividends on the Company's common stock in excess of 20% of the Company's net income in any fiscal year, limits TIMET's additional indebtedness and contains other covenants customary in agreements of this type. At September 29, 1996, TIMET had about $102 million of borrowings available under its U.S. credit agreement.

         TIMET UK has a L10 million ($15 million) overdraft/revolving credit facility maturing January 31, 1997. The agreement restricts payments of dividends from TIMET UK, loans and other transactions with related parties and contains other covenants customary in agreements of this type. Borrowings under this agreement are collateralized by substantially all of TIMET UK's assets and accrue interest at the bank's base rate plus 2% (7.75% at September 29, 1996). There were no borrowings outstanding under this facility at September 29, 1996.

         TISTO has Deutsche Mark ("DM") denominated short term bank credit agreements and notes payable to former TISTO shareholders with outstanding balances of $1.1 million and $1.5 million, respectively, at September 29, 1996. Interest accrues at 9.25% and 11%, respectively, at September 29, 1996.

         TIMET Savoie has a French franc denominated short-term credit facility available from CEZUS which provides, under certain circumstances, for borrowings up to approximately $13 million. At September 29, 1996 no amounts were outstanding.

Note 8 - Stockholders' equity:

         On June 4, 1996, the Company completed the sale of 6.2 million shares of its common stock to the public (the "Offerings") pursuant to a registration statement filed with the Securities and Exchange Commission. In connection with the Offerings, the Company effected the Stock Split, increased its authorized common shares to 99 million shares, increased its authorized preferred stock to 1 million shares, reserved up to 3.1 million shares to be issued under the newly adopted 1996 Long Term Performance Incentive Plan, and granted options to acquire approximately 437,500 shares at prices ranging from $23 to $29 per share.

         The Company's net proceeds from the Offerings approximated $131 million. The Company used approximately $42.5 million of the net proceeds to repay existing indebtedness to stockholders ($22.5 million to Tremont and $20 million to IMI) and $82 million to repay indebtedness under its U.S. credit facility. Supplemental earnings per share for the 1995 and 1996 nine-month interim periods, assuming the Offerings had been completed at the beginning of fiscal year 1995, would have been $.07 and $.97, respectively.

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

         In connection with the AJM Acquisition, the Company issued options to purchase up to 80,000 shares of the Company's common stock to key officers of THT, Inc. under the Company's 1996 Long-Term Performance Incentive Plan at an exercise price of $28.5625 per share.

         In November 1996, the Company announced plans to form the TIMET Capital Trust I, a Delaware business trust, to offer tax- advantaged convertible preferred securities in a private offering to qualified institutional buyers in the United States in reliance on Rule 144A under the Securities Act of 1933, as amended. TIMET will own all of the common securities of the Trust. TIMET plans to use the proceeds of the offering to retire indebtedness to lenders (excluding capital leases) and for general corporate purposes. It is anticipated that the Trust will offer $150 million in convertible preferred securities and will grant the initial purchasers an option to purchase an additional $22.5 million in convertible preferred securities to cover overallotments. The securities will represent undivided beneficial ownership interests in the Trust and will be effectively guaranteed by TIMET. The assets of the Trust will consist solely of TIMET's convertible junior subordinated debentures due 2026. The convertible preferred securities of the Trust will be convertible at the option of the holders thereof into common stock of TIMET.

Note 9 - Income taxes:

         The difference between the income tax expense (benefit) attributable to the Company's income (loss) before income taxes, minority interest and preacquisition earnings and the amounts that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.

                                                                               Nine months ended
                                                                      ------------------------------------
                                                                        October 1,         SEPTEMBER 29,
                                                                           1995                 1996
                                                                      ----------------    ----------------
                                                                                (In thousands)
Expected income tax expense (benefit)                                 $         (2,208)   $         11,094
Incremental tax and rate differences on equity
  in income of companies not included in the
  consolidated tax group                                                          (312)                145
Adjustment of deferred tax
  valuation allowance                                                            2,661              (4,453)
U.S. state income taxes, net                                                         -                 669
Other, net                                                                          15                 336
                                                                      ----------------    ----------------
                                                                      $            156    $          7,791
                                                                      ================    ================


         At September 29, 1996, the Company had, for financial reporting purposes, U.S. net operating loss carryforwards ("NOL") of approximately $30 million. The utilization of the Company's NOLs is subject to an annual limitation of approximately $15 million.

Note 10 - Related party transactions:

         Receivables from related parties at December 31, 1995 principally relate to sales to UTSC and TISTO. Receivables from related parties at September 29, 1996 relate to sales to UTSC. Payables to related parties, excluding long-term capital lease obligations to IMI, are summarized below.

                                                                 December 31,             SEPTEMBER 29,
                                                                     1995                      1996
                                                               -----------------         ----------------
                                                                             (In thousands)
Current liabilities:
  Tremont                                                      $               -         $            505
  IMI                                                                          -                       65
  THT                                                                      2,627                      949
                                                               -----------------         ----------------


                                                               $           2,627         $          1,519
                                                               =================         ================


Noncurrent liabilities:
  Tremont:
    Loans and interest                                         $          22,460         $              -
    Other                                                                  1,482                    1,288
                                                               -----------------         ----------------

                                                               $          23,942         $          1,288
                                                               =================         ================

Note 11 - Commitments and contingencies:

         For information concerning certain legal proceedings and certain contingencies related to the Company, see (i) Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii)
Part II, Item 1 -- "Legal Proceedings," (iii) TIMET's Registration Statement on Form S-1, as amended (File No. 333-2940), and (iv) TIMET's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The results of operations for 1996 include the results of the IMI Titanium Business acquired on February 15, 1996, TISTO acquired on July 9, 1996 and TIMET Savoie formed on August 1, 1996. All price and volume comparisons are pro forma assuming the IMI Titanium Acquisition occurred at the beginning of fiscal 1995. The pro forma effect of TISTO and TIMET Savoie on price and volume information would not be material.

                                 Three months ended                          Nine months ended
                             ----------------------------               ----------------------------
                              October 1,    SEPTEMBER 29,               October 1,    SEPTEMBER 29,
                                 1995            1996        Change        1995            1996        Change
                             ------------    ------------    -------    -----------    ------------     ------
                                             (In millions, except percentages and price data)
Net sales                    $       47.9    $      123.4    $  75.5    $     135.2    $      349.8     $214.6
                             ============    ============    =======    ===========    ============     ======

Operating income (loss)      $        2.3    $       17.8    $  15.5    $       1.8    $       38.4     $ 36.6
General corporate
  income (expense), net               -                .2         .2            (.2)             .6         .8
Interest expense                      2.6              .4        2.2            7.9             7.3         .6
                             ------------    ------------    -------    -----------    ------------     ------

  Income (loss) before
    income taxes, minority
    interest and
    preacquisition earnings  $       (0.3)   $       17.6    $  17.9    $      (6.3)   $       31.7     $ 38.0
                             ============    ============    =======    ===========    ============     ======

Mill products:
 Sales volume (in pounds)             5.2             7.1        1.9           15.5            19.6        4.1
 Average price per pound     $      12.68    $      14.09    $  1.41    $     12.14     $     14.04     $ 1.90

Percent changes:
  Mill product sales volume                                      +36%                                      +26%
  Average selling prices                                         +13%                                      +16%


         The Company's operating income in the third quarter and first nine months of 1996 improved significantly from the comparable periods in 1995. The improvement was principally driven by price and volume increases for titanium products in the commercial aerospace and golf club market. For the first nine months of 1996, sales volume of titanium mill products increased to 19.6 million pounds compared to 15.5 million pounds in the year-ago period. Average selling prices in the first nine months of 1996 were up approximately 16% over the first nine months of 1995, and third quarter average selling prices were approximately 13% higher than the third quarter of 1995.

         The selling price increases reflect both the pass-through of cost increases, particularly raw material costs, and real price improvement associated with increased market demand. Although the Company and the titanium industry are continuing to experience increases in the cost of certain raw materials, the Company's increased selling prices more than offset those cost increases. Prices on recent orders for titanium products have continued to increase relative to 1995 levels and the Company expects this trend to continue. The Company's backlog of firm orders approximated $400 million at September 29, 1996.

         Operating levels at the Company's plants in the first nine months of 1996 were higher than the same period in 1995 and contributed to the better operating results. The VDP titanium sponge plant operated at about 85% of its practical capacity of 20 million pounds annually in the first nine months of 1996 compared to about 75% of practical capacity in 1995. The Company restarted production of titanium sponge at its original Kroll-leach facility during July in response to demand for certain grades of titanium sponge. TIMET presently intends to increase Kroll-leach titanium sponge production to at least 10 million pounds of annual production. Costs to restart the Kroll-leach facility were $1.4 million in the first nine months of 1996 and are expected to aggregate approximately $2 million for the full year. The Company's overall mill product capacity utilization for the first nine months of 1996 approximated 85%. Depreciation expense increased $3.8 million in the first nine months of 1996 over the year-ago period principally as a result of the IMI Titanium Acquisition.

         TIMET Castings' sales to the aerospace and golf club industry aggregated $13.5 million for the third quarter of 1996 and $39.6 million for the first nine months of 1996. Operating income for TIMET Castings was $1 million for the third quarter and $4 million for the first nine months of 1996. The Company's operating income in the first nine months of 1996 included $5.8 million related to equity in earnings of THT compared to $2.7 million in the year-ago period. The Company's consolidated net sales and operating income (prior to intercompany eliminations) for the three months ended September 29, 1996 included $10 million and nil, respectively, attributable to TISTO and TIMET Savoie.

         The Company recorded special charges of $.4 million and $4.7 million in the third quarter and first nine months of 1996, respectively, related to the IMI Titanium Acquisition. Such charges included $3 million ($1.5 million common stock and $1.5 million cash) related to compensation of certain of the Company's officers in consideration for their services in connection with the IMI Titanium Acquisition, and $1.7 million related to integration and other costs. The Company expects to incur additional special charges related to integration costs during the balance of 1996 of approximately $.5 million.

         Selling, administrative and development expenses increased relative to the year-ago periods principally due to the IMI Titanium Acquisition. General corporate items principally consist of foreign exchange gains and losses and, prior to October 1995, the Company's equity in earnings of former real estate ventures.

         Interest expense in the third quarter of 1996 was below that of the same period in 1995 principally due to the reduction of indebtedness associated with the use of the Offerings' proceeds in the second quarter of 1996.
Interest expense in the fourth quarter of 1996 will be higher than the third quarter of 1996 due to the AJM Acquisition. See "Liquidity and Capital Resources".

         As of September 30, 1996, approximately 45% of the Company's employees worked under collectively bargained agreements. The Company recently entered into a four-year agreement with the union representing approximately 390 hourly workers at its Nevada facility that expires in October 2000.

         See Note 3 to the Consolidated Financial Statements regarding the IMI titanium, AJM and TISTO acquisitions and TIMET Savoie formation and Note 8 regarding the Offerings.


INCOME TAXES

         The Company's income tax rate in the first nine months of 1995 varied from the U.S. statutory rate due to losses which resulted in temporary differences between book and taxable income for which recognition of a deferred tax asset was not considered appropriate at the time. The Company's income tax rate in the first nine months of 1996 varied from the U.S. statutory rate principally due to a reduction in the deferred tax valuation allowance to reflect the expected utilization of a portion of its U.S. NOLs in 1996.

         SFAS No. 109 requires a valuation allowance against all or a portion of a net deferred tax asset when it is more likely than not that some portion or all of the deferred tax assets will not be realized. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. The Company incurred losses in each of its past five fiscal years. Although the Company has reported net income in its four most recent fiscal quarters, the Company does not believe the weight of evidence supports release of any of its valuation allowance at September 29, 1996 in excess of NOLs expected to be utilized in 1996. The Company may release a portion of its deferred tax asset valuation allowance in the future, resulting in a tax benefit, if it concludes that the "more likely than not" realization criteria of SFAS No. 109 are met. In making its assessment of realizability, the Company will continue to consider a number of factors, including the length of time it has remained profitable, its backlog level, general improvement in overall industry operating conditions, the cyclicality of the commercial aerospace market and business fundamentals in the Company's key market sectors. When preparing future financial statements, the Company will evaluate its strategic and business plans, in light of evolving business conditions, and the valuation allowance will be adjusted for future expectations resulting from that process, to the extent different from those inherent in the valuation allowance as of September 29, 1996.

         At September 29, 1996, the Company had, for financial reporting purposes, U.S. NOLs of approximately $30 million. The utilization of the Company's NOLs is subject to an annual limitation of approximately $15 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's consolidated cash flows from operating, investing, and financing activities for the nine months ended October 1, 1995 and September 29, 1996 are presented below.

                                                                              Nine months ended
                                                                     --------------------------------------
                                                                        October 1,            SEPTEMBER 29,
                                                                           1995                   1996
                                                                     ----------------        ---------------
                                                                                  (In millions)
Net cash provided (used) by:
  Operating activities                                               $          (10.9)       $          (9.4)
  Investing activities                                                           (1.9)                 (15.9)
  Financing activities                                                           15.0                   23.9
                                                                     ----------------        ---------------

                                                                     $            2.2       $           (1.4)
                                                                     ================       ================



         The Company's 1996 earnings have improved significantly compared to the losses it incurred in recent years. The Company's results include significant noncash items. Depreciation expense increased to $12.6 million in the first nine months of 1996 compared to $8.8 million for the year-ago period principally as a result of the IMI Titanium Acquisition. The Company recorded $4.7 million of special charges in the first nine months of 1996 related to the IMI Titanium Acquisition, approximately $1.5 million of which was noncash for common stock. The Company's equity in earnings of THT were $2.7 million and $5.8 million for the first nine months of 1995 and 1996, respectively, while THT made no distributions in either period. Cash flow from operations in the first nine months of both 1995 and 1996 was reduced by increases in accounts receivable and inventories, which was partially offset by increases in accounts payable.

         The Company's capital expenditures in the first nine months of 1996 were $10.8 million compared to $2.3 million in the year-ago period. The Company estimates capital expenditures in 1996 will be less than $20 million.

         The Company completed the Offerings on June 4, 1996. The Company's net proceeds from the Offerings approximated $131 million. The Company used approximately $42.5 million of the net proceeds to repay existing indebtedness to stockholders ($22.5 million to Tremont and $20 million to IMI) and $82 million to repay indebtedness under its U.S. credit facility.

         The Company's U.S. credit facility provides for revolving loans/letters of credit aggregating up to $105 million at September 29, 1996. Borrowings are limited to a formula-determined amount of accounts receivable and inventories (the "borrowing base"). Interest accrues at the prime rate plus .75% or, at the Company's option, LIBOR plus 2.25% (9% at September 29, 1996). Borrowings are collateralized by substantially all of the Company's assets. The credit agreement prohibits dividends on the Company's common stock in excess of 20% of the Company's net income in any fiscal year, limits the Company's additional indebtedness and contains other covenants customary in transactions of this type. The Company had $102 million of borrowings available under its U.S. credit agreement at September 29, 1996 and drew $90 million on October 1, 1996 in connection with the AJM

Acquisition. The Company has requested an increase to $135 million in the borrowings available under the U.S. credit facility.

         TIMET UK has a L10 million ($15 million) overdraft/revolving credit facility maturing January 31, 1997. The agreement restricts payments of dividends from TIMET UK, loans and other transactions with related parties and contains other covenants customary in transactions of this type. Borrowings under this agreement are collateralized by substantially all of TIMET UK's assets and accrue interest at the bank's base rate plus 2% (7.75% at September 29, 1996). There were no borrowings outstanding under this facility at September 29, 1996.

         In July 1996, the Company acquired the remaining 74% interest in TISTO for approximately $2 million in cash and guaranteed approximately $2 million in existing loans from former TISTO shareholders. The Company previously owned a 26% equity interest in TISTO, which is the largest German-based distributor of titanium products. The acquisition was funded with borrowings under TIMET UK's credit facility.

         TISTO has DM denominated short term bank credit agreements and notes payable to former TISTO shareholders with outstanding balances of $1.1 million and $1.5 million, respectively, at September 29, 1996. Interest accrues at 9.25% and 11%, respectively, on such facilities.

         Effective August 1, 1996, TIMET and CEZUS completed an agreement to form TIMET Savoie to manufacture and sell titanium products. TIMET Savoie is 70%-owned by TIMET and 30%-owned by CEZUS. CEZUS contributed cash, equipment and the CEZUS titanium business to TIMET Savoie, and certain CEZUS employees became employees of TIMET Savoie. TIMET contributed proprietary technology, all of its interest in its previously existing France-based distribution businesses and cash valued at a total of approximately $8 million. TIMET Savoie has a French franc-denominated credit facility available from CEZUS which provides for working capital borrowings up to $13 million under certain circumstances. No borrowings were outstanding at September 29, 1996.

         On October 1, 1996, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of AJM for approximately $96 million plus the assumption of approximately $6 million in debt. The AJM Acquisition was completed through a newly formed subsidiary, THT, Inc., and included the acquisition of the 50% general partnership interest in THT that TIMET did not previously own. THT, Inc. and its subsidiaries operate titanium scrap processing facilities and electron beam cold hearth melting furnaces. The purchase price was funded through borrowings under TIMET's U.S. credit facility. A THT, Inc. subsidiary has a bank credit facility which provides for borrowings up to $15 million. The facility accrues interest at the borrower's option at either LIBOR plus .85% or the higher of the Federal funds rate plus 1/2% or the prime rate, and matures on January 31, 1997. The Company has offered a third party in the titanium industry an opportunity to acquire a minority interest in THT, Inc. (or the THT partnership), to which the third party has not yet responded.

         In November 1996, the Company announced plans to form the TIMET Capital Trust I, a Delaware business trust, to offer tax- advantaged convertible preferred securities in a private offering to qualified institutional buyers in the United States in reliance on Rule 144A under the Securities Act of 1933, as amended. TIMET will own all of the common securities of the Trust. TIMET plans to use the proceeds of the offering to retire indebtedness to lenders (excluding capital leases) and for general corporate purposes. It is anticipated that the Trust will offer $150 million in convertible preferred securities and will grant the initial purchasers an option to purchase an additional $22.5 million in convertible preferred securities to cover overallotments. The securities will represent undivided beneficial ownership interests in the Trust and will be effectively guaranteed by TIMET. The assets of the Trust will consist solely of TIMET's convertible junior subordinated debentures due 2026. The convertible preferred securities of the Trust will be convertible at the option of the holders thereof into common stock of TIMET.

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

         The statements contained in this Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations" and "Liquidity and Capital Resources", both contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Quarterly Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in the Quarterly Report, including, without limitation, the portions of such reports under the captions referenced above and in the Company's Registration Statement on Form S- 1, as amended (File No. 333-2940), and the uncertainties set forth from time to time in TIMET's filings with the Securities and Exchange Commission, and other public statements.

                          PART II - OTHER INFORMATION


Item 1.          LEGAL PROCEEDINGS.

         Reference is made to the Company's Registration Statement on Form S-1, as amended (File No. 333-2940), and the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996 for descriptions of certain previously reported legal proceedings.

         Frank D. Seinfeld v. Harold C. Simmons, et al. (Superior Court of New Jersey, Bergen County, Chancery Division, No. C-336- 96). Plaintiff brought this action in September 1996 on behalf of himself and derivatively, on behalf of NL Industries, Inc. ("NL"), an 18%-owned subsidiary of Tremont Corporation which in turn holds approximately 44% of the outstanding common stock of the Company, against NL, Valhi, Inc. and certain current and former members of NL's Board of Directors including J. Landis Martin, the Company's Chairman and Chief Executive Officer. The complaint alleges, among other things, that NL's August 1991 "Dutch Auction" tender offer was an unfair and wasteful expenditure of NL's funds. Plaintiff seeks, among other things, to rescind NL's purchase of approximately 10.9 million shares of its common stock from Valhi pursuant to the Dutch Auction. The Company understands that each of the defendants believes the complaint is without merit. The Company further understands that each of the defendants intend to defend the action vigorously.


Item 6.          EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:


             10.1         Executive Severance Agreement between William C.
                          Acton and the Registrant's wholly owned subsidiary, Titanium Hearth Technologies, Inc. dated September 27, 1996.

             27.1 Financial Data Schedule for the nine-month period ended September 29, 1996.


         (b) Reports on Form 8-K:

             Reports on Form 8-K filed by the Registrant for the quarter ended September 29, 1996 and for the month of October 1996:

             July 22, 1996            -    Reported Items 5 and 7
             July 22, 1996            -    Reported Items 5 and 7
             August 13, 1996          -    Reported Items 5 and 7
             September 10, 1996       -    Reported Items 5 and 7
             September 20, 1996       -    Reported Items 5 and 7
             October 4, 1996          -    Reported Items 5 and 7
             October 16, 1996         -    Reported Items 5 and 7
             October 18, 1996         -    Reported Items 5 and 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TITANIUM METALS CORPORATION
                                      -----------------------------------
                                              (Registrant)




Date: November 12, 1996               By    /s/ Joseph S. Compofelice
------------------------                ----------------------------------
                                           Joseph S. Compofelice
                                           Vice President and
                                            Chief Financial Officer




                                      By    /s/ Mark A. Wallace
                                        ----------------------------------
                                            Mark A. Wallace
                                            Vice President - Finance and
                                             Treasurer
                                            (Chief Accounting Officer)

                                 EXHIBIT INDEX

  No.                                                                  Page
  ---                                                                  ----
  10.1         Executive Severance Agreement between William C.
               Acton and the Registrant's wholly owned subsidiary, Titanium Hearth Technologies, Inc. dated September
               27, 1996.

  27.1 Financial Data Schedule for the nine-month period ended September 29, 1996.