Form 10-K
period 1996-12-31
TITANIUM METALS CORP
filed 1997-03-31
CIK 1011657

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 1996
                                                          -----------------

[ ] OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28538

                          Titanium Metals Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                   13-5630895

(State or other jurisdiction of                            (IRS Employer
-------------------------------                          -------------------
 incorporation or organization)                          Identification No.)

1999 Broadway, Suite 4300, Denver, Colorado                     80202
-------------------------------------------                     -----
     (Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code:  (303) 296-5600
                                                     --------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
         Title of each class                         which registered
------------------------------------        ------------------------------------
            Common Stock                           Nasdaq National Market
     ($.01 par value per share)


          Securities registered pursuant to Section 12(g) of the Act:

                                     None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 1997, 31,456,655 shares of common stock were outstanding. The aggregate market value of the 16.8 million shares of voting stock held by nonaffiliates of Titanium Metals Corporation as of such date approximated $459 million.

                      Documents incorporated by reference:

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Information

         The statements contained in this Annual Report on Form 10-K which are not historical facts, including, but not limited to, statements found in Item 1
- Business, Item 3 - Legal Proceedings and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements or discussions of trends which by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including in the portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission, such as the cyclicality of the Company's business and its dependence on the aerospace industry, the sensitivity of the Company's business to industry capacity, the possibility of labor disruptions, control by certain stockholders and possible conflicts of interest, potential difficulties in integrating acquisitions, uncertainties associated with new product development and the supply of raw materials and services.

                                     PART I

ITEM 1:  BUSINESS

         General. Titanium Metals Corporation ("TIMET" or "the Company") is one of the world's leading integrated producers of titanium sponge and mill products, has the largest sales volume worldwide and is the largest supplier of titanium to the aerospace and industrial markets. The Company believes it is the low-cost producer of titanium sponge and melt products. Due to its economies of scale, manufacturing expertise and past investment in technology, TIMET believes that it is well-positioned to capitalize on the improved fundamentals in the titanium industry.

         TIMET's products include: titanium sponge, the basic form of titanium metal used in processed titanium products; titanium ingot and slab, the result of melting sponge and titanium scrap, either alone or with various other alloying elements; and forged and cast products produced from ingot or slab, including billet, bar, flat products (plate, sheet, and strip), tubular products (welded tubing and pipe), extrusions, wire and castings.

         Titanium is one of the newest specialty metals, having first been manufactured for commercial use in the 1950s. Titanium's unique combination of corrosion resistance, elevated-temperature performance and high strength-to-weight ratio makes it particularly desirable for use in commercial and military aerospace applications in which these qualities are essential design requirements. While aerospace applications have historically accounted for a substantial portion of the worldwide demand for titanium (more than half of the Company's sales in 1996), the number of end-use markets for titanium has expanded substantially. Today, numerous industrial uses for titanium exist, including chemical plants, industrial power plants, desalination plants and pollution control equipment. Customer demand for titanium is also increasing in new and emerging uses such as medical implants, golf club heads, other sporting equipment, offshore oil and gas production installations, geothermal facilities, and possible automotive and computer uses.

         The titanium industry is comprised of several manufacturers which, like the Company, produce a relatively complete range of titanium products. The Company believes that at least 90% of the world's titanium sponge is produced by six companies. However, there are a significant number of producers worldwide that manufacture a limited range of titanium mill products.

         Recent Acquisitions and Capital Transactions. At the beginning of 1996, the Company was owned by Tremont Corporation (75%) and Union Titanium Sponge Corporation ("UTSC") (25%), and its operations were conducted primarily in the United States.

         In February 1996, the Company acquired its TIMET UK and TIMET Castings operations from IMI plc (the "IMI Titanium Acquisition"). TIMET UK is Western Europe's largest producer of titanium ingot and mill products for aerospace and industrial applications. TIMET Castings manufactures titanium castings for aerospace applications and golf club heads. In connection with the IMI Titanium Acquisition, the Company issued (i) 9.6 million shares of common stock to IMI valued at $70 million at the date of issue and (ii) $20 million of the Company's subordinated debt to IMI in exchange for a like amount of debt previously owed to IMI by its UK titanium subsidiary. In addition, Tremont and UTSC received an option to acquire from IMI a portion of the common stock issued to IMI.

         In June 1996, the Company completed an initial public stock offering (the "Stock Offering") pursuant to which the Company sold 6.2 million shares of common stock, and its shareholders (Tremont, UTSC and IMI) sold an additional
10.5 million shares of common stock. The price to the public in the Stock Offering was $23 per share. Following the Stock Offering, approximately 54% of TIMET's outstanding common stock was held by the public, 6% by IMI, 10% by UTSC and 30% by Tremont. Tremont and UTSC have the option to acquire the shares currently held by IMI. The Company's net proceeds from the Stock Offering approximated $131 million and were used primarily to repay indebtedness, including all amounts owed to Tremont and IMI.

         In October 1996, the Company acquired certain assets from Axel Johnson Metals, Inc. ("AJM") (the "AJM Acquisition"). The acquired assets included the 50% interest in Titanium Hearth Technologies ("THT") not already owned by the Company and AJM's titanium scrap business. The purchase price of the AJM Acquisition, including transaction costs, was $97 million cash, which was funded by borrowings under the Company's U.S. credit facility.

         In November 1996, the Company issued $201 million of Company-obligated mandatorily redeemable preferred securities (the "Convertible Preferred Securities") through a trust, TIMET Capital Trust I, and used a portion of the proceeds to repay the borrowings incurred in conjunction with the AJM Acquisition. The remaining proceeds will be used for general corporate purposes. The Convertible Preferred Securities are convertible, subject to certain limitations, into an aggregate of 5.4 million shares of common stock.

         In addition, the Company completed acquisitions of 70% of CEZUS' titanium business ("TIMET Savoie") in France (August 1996) and 100% of TISTO (July 1996) and LASAB (January 1997) in Germany to enhance TIMET's titanium manufacturing, distribution and technology capabilities in Europe.

         In March 1997, TIMET announced that it had executed definitive agreements to combine its welded tubing operations with those of Valinox Welded, a French manufacturer of welded tubing, principally stainless steel and titanium, with operations in France and China. The joint venture, "Valtimet", would be 46% owned by TIMET and 54% owned by Valinox Welded. TIMET will supply titanium strip product to Valtimet under a long-term contract as the preferred supplier. The transaction is expected to close during the second quarter of 1997. The effect of the transaction on TIMET's near-term financial results is not expected to be material.

         The Company intends to focus on the following strategic objectives:

         o Maximize its participation in the aerospace industry recovery by focusing on the Company's basic strengths of sponge production, melting, forging and casting of various shapes of titanium products.

         o Invest in technology and innovative projects aimed at reducing costs and enhancing productivity, quality and production capacity.

         o    Lower the cost of sourcing raw materials.

         o Invest in strategic alliances, new markets, applications and products as well as acquisitions.

         o    Maintain a strong balance sheet.


         Recent Industry Recovery. The titanium industry suffered a downturn in the early 1990's, and in each of 1991 to 1995 the Company reported a net loss. The cyclical nature of the aerospace industry has historically been the principal cause of the fluctuations in performance of titanium companies with cyclical peaks in mill products shipments in 1980 and 1989, and with cyclical lows in 1983 and 1991. Industry shipments remained relatively flat from 1991 to 1994.

         Since 1995, the titanium industry has improved due to a combination of factors including a resurgence in commercial aerospace demand, continuing and stable industrial demand and the emergence of new uses for titanium, including golf club heads. U.S.

industry mill product shipments in 1995 increased 26% from 1994. In 1996, U.S. industry mill product shipments were an estimated 57 million pounds, up 31% from 1995 with U.S. shipments to the commercial aerospace market an estimated 25 million pounds, up 40% from the prior year. In addition, U. S. industry mill product shipments to the golf club market in 1996 were approximately 8 to 10 million pounds compared to virtually none in 1994. While worldwide industry shipments are not as readily tracked as U.S. shipments (in large part due to uncertainties of shipments by companies located in the former Soviet Union), the Company believes U.S. trends are a reasonable proxy for worldwide trends.

         Aerospace demand for titanium products, which includes both jet engines and air frames, can be broken down into commercial and military sectors. Since 1987, sales to the commercial aerospace sector have been more significant than to the military aerospace markets. The commercial aerospace sector is expected to continue its predominance as a result of the expected growth of worldwide airline traffic, new orders for aircraft, and replacement and repair of the commercial airline fleet. Due to improved fundamentals, the commercial airline industry reported operating profits of over $16 billion (estimated) in 1996, $6 billion in 1995 and $2 billion in 1994 compared to cumulative losses in excess of $5 billion in the 1990 to 1993 period. Most major carriers are investing in upgrading and expanding their fleets. The Company can give no assurance as to the extent or duration of any recovery in the commercial aerospace market or the extent to which such recovery will result in increased demand for titanium products.

         Since titanium's initial aerospace applications, the number of end-use markets for titanium has expanded substantially. Existing industrial uses for titanium include chemical plants, industrial power plants, desalination plants, and pollution control equipment. Titanium is also experiencing increased customer demand in new and emerging uses such as medical implants, golf club heads, other sporting equipment, offshore oil and gas production installations, geothermal facilities, and possible automotive and computer uses. Several of these applications represent potential growth opportunities that may reduce the industry's historical dependence on the aerospace market.

         TIMET's strategy for investing in new markets and uses for titanium includes investing in promising ventures and capital opportunities. In this regard, during March 1997 the Company announced it will invest up to $5 million in Titanium Memory Systems, Inc. ("TMS") for an approximate 20% equity interest in TMS. The funds will be used by TMS to continue its development and production of a titanium substrate for use in computer hard disk drives.

         Products and Operations. The Company is a vertically integrated titanium producer whose products include: titanium sponge, the basic form of titanium metal used in processed titanium products; titanium ingot and slab, the result of melting sponge and titanium scrap, either alone or with various other alloying elements; and forged and cast products produced from ingot or slab, including billet, bar, flat products (plate, sheet, and strip), tubular products (welded tubing and pipe), extrusions, wire and castings. The titanium product chain is described below.

         Titanium sponge (so called because of its appearance) is the commercially pure, elemental form of titanium metal. The first step in sponge production involves the chlorination of titanium-containing rutile ores, derived from beach sand, with chlorine and coke to produce titanium tetrachloride. Titanium tetrachloride is purified and then reacted with magnesium in a closed system, producing titanium sponge and magnesium chloride as co-products. A portion of the Company's titanium sponge production capacity in Henderson, Nevada, incorporates Vacuum Distillation Process ("VDP") technology, which removes the magnesium and magnesium chloride residues by applying heat to the sponge mass while maintaining vacuum in the chamber. The combination of heat and vacuum boils the residues from the reactor mass into the condensing vessel. The titanium mass is then mechanically pushed out of the original reactor, sheared and crushed, while the residual magnesium chloride is electrolytically separated and recycled. The balance of the Company's sponge production capacity uses the original Kroll-leach process, using a leaching process rather than distillation to remove residues.

         Titanium ingots and slab are solid shapes (cylindrical and rectangular, respectively) that weigh up to 17,500 pounds in the case of ingots and up to 35,000 pounds in the case of slabs. Each is formed by melting titanium sponge or scrap or both, usually with various other alloying elements such as vanadium, aluminum, molybdenum, tin and zirconium. Titanium scrap is a by-product of milling and machining operations, and significant quantities of scrap are generated in the production process for most finished titanium products. The melting process for ingots and slabs is closely controlled and monitored utilizing computer control systems to maintain product quality and consistency and meet customer specifications.

         Titanium mill products result from the forging, rolling, drawing and/or extrusion of titanium ingots or slabs into products of various sizes and grades. These mill products include titanium billet, bar, rod, wire, plate, sheet, strip, extrusions, pipe and tube. The Company sends certain products to outside vendors for further processing before being shipped to customers or to the Company's service centers. The Company's customers usually process the Company's products for their ultimate end-use or for sale to third parties.

         Titanium cast products are produced by remelting ingot or billet and pouring molten metal into a cast, the cavity of which has been created in the shape of the part to be produced. After the metal has cooled and solidified, the part is removed from the cast and delivered to the customer or a third party for finishing. The casting process provides significant flexibility in the shapes that can be produced and is frequently utilized in forming tolerance critical components such as diffusers, fan frames, seal rings, fluid system components and missile components.

         During the production process and following the completion of products, the Company performs extensive testing on its products, including sponge, mill products and castings. Testing may involve chemical analysis, mechanical testing, ultrasonic testing, x-ray and dye penetration testing. The inspection process is critical to ensuring that the Company's products meet the high quality requirements of customers, particularly in aerospace components production.

         The Company is dependent upon the services of outside processors to perform important processing functions with respect to certain of its products. In particular, the Company currently relies upon a single processor to perform certain rolling steps with respect to some of its plate, sheet, and strip products, and upon a single processor to perform certain finishing and conditioning steps with respect to its THT slab products. Although the Company believes that there are numerous metal producers with the capability to perform these same processing functions, arranging for an alternative processor or, in THT's case, possibly installing comparable capabilities, could take several months and any interruption in these functions could have a material and adverse effect on the Company's business, results of operations, financial condition and cash flows in the short term.

         In 1996, proforma for the IMI Titanium and AJM Acquisitions, over 90% of the Company's sales were generated from the sale of titanium ingot, slab, a wide variety of mill products and castings with the balance from sales of titanium tetrachloride, sponge and other by-products.

         Raw Materials. The principal raw materials used in the production of titanium mill and cast products are titanium sponge, titanium scrap and alloying materials. The Company is the only domestic integrated titanium products producer that processes rutile ore into titanium tetrachloride and further processes the titanium tetrachloride into titanium sponge. As a result, the Company is less susceptible to fluctuations in the market price of titanium sponge than its competitors. In 1996, the Company produced 18 million pounds of sponge, of which 4.4 million pounds were sold to UTSC pursuant to a sponge purchase agreement and the remainder of which was used internally.

         While the Company is one of six major worldwide producers of titanium sponge, a basic raw material in the production of titanium ingot and mill products, under current market conditions it cannot supply all of its needs for titanium sponge internally and is dependent, therefore, on third parties for a portion of its needs. The Company obtains sponge from four suppliers in Japan and the former Soviet Union, both on a spot purchase basis and, with respect to a portion of these purchases from three of such producers, pursuant to contracts that permitted the Company to purchase an aggregate of 10 million pounds of sponge at specified or fixed prices through the end of 1996. Each contract is subject to renegotiation or termination if certain events occur. The Company has entered into, or expects to enter into, similar contracts with such suppliers for approximately 25 million pounds of sponge in 1997. Average spot prices of titanium sponge sold by producers in the former Soviet Union have more than doubled in the U.S. since the first quarter in 1994 and have increased substantially outside of the U.S. Market conditions have generally enabled the Company to pass such increases to its customers.

         The primary raw materials used in the production of titanium sponge are titanium-containing rutile ore, chlorine, magnesium and coke. Chlorine, magnesium, and coke are generally available from a number of suppliers. Titanium-containing rutile ore is currently available from a number of suppliers around the world, principally located in Australia, Africa (South Africa and Sierra Leone), India and the United States. A majority of the Company's supply of rutile ore is currently purchased from Australian suppliers. The Company believes the availability of rutile ore will be adequate through the remainder of the decade and does not anticipate any interruptions of its raw material supplies, although political or economic instability in the countries from which the Company purchases its raw materials could materially and adversely affect availability. In addition, although the Company believes that the availability of rutile ore is adequate in the near-term, there can be no assurance that the Company will not experience interruptions. Various alloying elements used in the production of titanium ingot are available from a number of suppliers.

         Markets and Customer Base. About 65% of the Company's 1996 sales were to customers within North America, with about 30% to European customers and the balance to other regions. No single customer represents more than 10% of the Company's direct sales. However, in 1996 about 60% of the Company's sales were used by the Company's customers to produce parts and other materials for the aerospace industry. The Company expects that while a majority of its 1997 sales will also be to the aerospace sector, industrial and consumer goods markets will continue to represent a significant portion of sales.

         The aerospace industry is dominated by three major manufacturers of commercial aircraft (two of which, Boeing and McDonnell Douglas, are proposing to combine) and four major manufacturers of aircraft engines. Typically, the Company's sales are not made directly to the major aircraft and engine manufacturers but rather to companies who use the Company's titanium to produce parts and other materials for such manufacturers. For example, from 1994 through 1996, less than 1% of the Company's sales were made directly to Boeing, the largest aircraft manufacturer. However, if any of the major aerospace manufacturers were to significantly reduce its activities, there could be a material adverse effect on certain of the Company's direct customers who supply to such manufacturer and, therefore, indirectly on the Company.

         The Company's order backlog was approximately $440 million at December 31, 1996 compared to a combined TIMET/IMI/AJM backlog of $226 million at December 31, 1995. Approximately 95% of the 1996 year end backlog is expected to be delivered during 1997.

Although the Company believes that the backlog is a reliable indicator of future business activity, conditions in the aerospace industry could change and result in future cancellations or deferrals of existing aircraft orders and materially and adversely affect the Company's existing backlog, orders, and future financial condition and operating results.

         As of December 31, 1996, the estimated firm order backlog for Boeing, McDonnell Douglas and Airbus, as reported by The Airline Monitor, was 2,370 planes versus 1,869 planes on December 31, 1995, an increase of 27%. The newer wide body planes, such as the Boeing 777, and the Airbus A-330 and A-340, tend to use a higher percentage of titanium in their frames, engines and parts (as measured by total fly weight) than narrow body planes. "Fly weight" is the empty weight of a finished aircraft with engines but without fuel or passengers. The Boeing 777, for example, utilizes titanium for approximately 9% of total fly weight, compared to between 2% to 3% on the older 737, 747 and 767 models. The estimated firm order backlog for wide body planes at year end 1996 was 767 (32% of total backlog) compared to 682 at the end of 1995. Growth in firm order backlog for narrow body aircraft has also been strong, having increased 35% during 1996 to 1,603.

         Through various strategic relationships, the Company seeks to gain access to unique process technologies for the manufacture of its products and to expand existing markets and create and develop new markets for titanium. The Company has explored and will continue to explore strategic arrangements in the areas of product development, production and distribution. The Company also will continue to work with existing and potential customers to identify and develop new or improved applications for titanium that take advantage of its unique qualities. In this regard, the Company has, among other things, been exploring a potential strategic relationship with a large titanium producer in Russia. The Company believes that such a relationship could lead to a substantial expansion of the market for titanium products worldwide, particularly in emerging applications. The establishment of this relationship, which the Company does not currently anticipate would involve significant investment, would entail significant uncertainty and would be subject to various conditions. No assurances can be given that the relationship will be formed or, if formed, as to the nature of the relationship. In connection with the Company's efforts to establish such a relationship, the Company has purchased 2.8 million pounds of intermediate and finished mill products from such producer in 1995 and 3 million pounds in 1996.

         Competition. The titanium metals industry is highly competitive on a worldwide basis as a result of many factors, particularly the presence of excess capacity in the industry, which has intensified price competition for available business. Producers of mill products are located primarily in the United States, Japan, Russia, Europe and China. The Company is one of four integrated producers in the world. The Company regards as an integrated producer one that produces at least both sponge and ingot. There are also a number of non-integrated producers that produce mill products from purchased sponge, scrap or ingot. The Company believes that the sponge production capacity and actual production in the former Soviet Union may be as much as one-half of aggregate worldwide levels and that significant unused production capacity may exist in this region. Russia is also known to have significant melting and mill product production capacity.

         The Company estimates that in 1996 it accounted for approximately 15% of world sponge capacity and 24% of worldwide shipments of titanium mill products. The Company's principal competitors include RMI Titanium Company, Oregon Metallurgical Corporation ("OREMET"), and Allegheny Teledyne Allvac. The Company's principal competitors in its U.S. castings business are Precision Cast Parts, Howmet, Selmet and Coast Cast. The Company competes primarily on the basis of price, quality of products, technical support and the availability of products to meet customers' delivery schedules.

         In the U.S. market, the increasing presence of non-U.S. participants has become a significant competitive factor. Until 1993, imports of foreign titanium products into the U.S. had not been significant. This was primarily attributable to relative currency exchange rates, tariffs and, with respect to Japan and the former Soviet Union, existing and prior duties (including antidumping duties). However, imports of titanium sponge, scrap, and mill products, principally from the former Soviet Union, have increased in recent years and have had a significant competitive impact on the U.S. titanium industry. To the extent the Company has been able to take advantage of this situation by purchasing such sponge, scrap or intermediate mill products from such countries for use in its own operations during recent years, the negative effect of these imports on the Company has been somewhat diminished.

         Currently, imports of titanium ingot and mill products from countries that receive the Most Favored Nation ("MFN") tariff rate are subject to a 15% tariff. The tariff rate applicable to imports from countries that do not receive MFN treatment is 45%. In addition to regular tariffs, imports of titanium sponge from certain countries of the former Soviet Union (Russia, Kazakhstan and Ukraine) have been subject to antidumping duties of 84% for a number of years. In November 1996, the Department of Commerce, based upon its review of sales during a period in 1994 and 1995, issued its final determination that this antidumping duty should be eliminated for future sales by one of the two major importers of Russian sponge, lowered to 28% for the other importer, and maintained at 84% for the sole Russian producer. A review of sales for the corresponding 1995-96 period is currently underway. It is possible that the lowering of the duties for the two importers could lead to increased imports of Russian sponge into the U.S. and an increase in the amount of sponge on the market generally, which could adversely affect titanium sponge and mill product pricing and thus the business, financial condition, results of operations and cash flows of the Company. However, the Company is also currently one of the largest importers of Russian-produced sponge into the U.S. and to the extent the Company remains a substantial purchaser of Russian sponge, adverse effects on product pricing could be partially ameliorated by decreased cost to the Company for duty-paid sponge.

         The ability of the producers in Russia to compete in the U.S. has also been enhanced by the elimination since September 1993 of tariffs on most
Russian titanium mill products (excluding titanium ingot, slab and billet, which continue to carry a 15% duty). Since the Company has been a significant purchaser of titanium products from Russia in recent years, any failure to renew this program again upon its scheduled expiration in May 1997 or otherwise could have an adverse effect on the Company's earnings as it would be more costly to continue purchases of titanium mill products from Russia. Given the current political and economic uncertainties in some of the countries of the former Soviet Union, there can be no assurance that this supply of titanium products will continue to be available to the Company without interruption or at attractive prices.

         Producers of other metal products, such as steel and aluminum, maintain forging, rolling and finishing facilities that could be modified without substantial expenditures to produce titanium products. The Company believes, however, that entry as a producer of titanium sponge would require a significant capital investment and substantial technical expertise. Titanium mill products also compete with stainless steels, nickel alloys, steel, plastics, aluminum and composites in certain applications.

         Research and Development. The Company's research and development activities are directed toward improving process technology, developing new alloys, enhancing the performance of the Company's products in current applications, and searching for new uses of titanium products. For example, one of the Company's proprietary alloys, TIMETAL(R)21S, has been specified for a number of aerospace applications including the Boeing 777. Additionally, TIMETAL LCB, a new low cost beta alloy, is being tested for new non-aerospace applications; and TIMETAL 15-3 has been introduced into the sporting goods markets. The Company conducts the majority of its research and development activities at its Nevada laboratory, which the Company believes is one of the largest titanium research and development centers in the world. Additional research and development activities are performed at the Witton, England facility. The Company's research and development expenditures have approximated $2 million during each of the past three years and are expected to be approximately $3 million in 1997.

         Patents and Trademarks. The Company holds U.S. and non-U.S. patents applicable to certain of its titanium alloys and manufacturing technology. The Company continually seeks patent protection with respect to its technical base and has occasionally entered into cross-licensing arrangements with third parties. However, most of the titanium alloys and manufacturing technology used by the Company do not benefit from patent or other intellectual property protection. The Company believes that the trademarks TIMET(R) and TIMETAL, which are protected by registration in the U.S. and other countries, are significant to its business.

         Employees. As of December 31, 1996, the Company employed approximately 2070 persons in the U.S. and approximately 880 persons in Europe. The Company's production and maintenance workers in Henderson, Nevada and its production, maintenance, clerical and technical workers in Toronto, Ohio are represented by the United Steelworkers of America ("USWA") under contracts expiring in October 2000 and June 1999, respectively. Employees at the Company's other U.S. facilities are not covered by collective bargaining agreements. In February 1997, employees at TIMET Castings' Albany, Oregon facility voted to not be represented by the USWA.

         Substantially all of the salaried and hourly employees at the Company's European facilities are members of various European labor unions. In January 1997, new one-year agreements covering the U.K. and French union employees were entered into, providing for modest wage increases in 1997.

         The USWA engaged in a nine month work stoppage at the Company's Henderson facility in 1993 - 1994 and in a three month stoppage at the Toronto facility in 1994. While the Company currently considers its employee relations to be satisfactory, it is possible that there could be future work stoppages that could materially and adversely affect the Company's business, financial condition, results of operations or cash flows.

         Regulatory and Environmental Matters. The Company's operations are governed by various Federal, state, local and foreign environmental and worker safety laws and regulations. In the U.S., such laws include the Federal Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. The Company uses and manufactures substantial quantities of substances that are considered hazardous or toxic under environmental and worker safety and health laws and regulations. In addition, at the Company's Henderson facility, the Company uses substantial quantities of titanium tetrachloride, a material classified as extremely hazardous under Federal environmental laws. The Company has used such substances during substantially the entire history of its operations. As a result, risk of environmental damage is inherent in the Company's operations. The Company's operations pose a continuing risk of accidental releases of, and worker exposure to, hazardous or toxic substances. There is also a risk that government environmental requirements, or enforcement thereof, may become more stringent in the future. There can be no assurances that some, or all, of the risks discussed under this heading will not result in liabilities that would be material to the Company's business, results of operations, financial condition or cash flows.

         The Company's operations in Europe are similarly subject to foreign laws and regulations respecting environmental and worker safety matters, which laws are generally less stringent than U.S. laws and which have not had, and are not presently expected to have, a material adverse effect on the Company. There can be no assurance that such foreign laws will not become more stringent.

         The Company believes that its operations are in compliance in all material respects with applicable requirements of environmental and worker safety laws. The Company's policy is to continually strive to improve environmental performance. From time to time, the Company may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. Occasionally, resolution of these matters may result in the payment of penalties, but to date no material penalties have been incurred. The Company incurred capital expenditures for environmental protection and compliance of less than $1 million in each of the past three years and its capital budget provides less than $1 million for such expenditures in 1997. However, the imposition of more strict standards or requirements under environmental laws and regulations could result in expenditures in excess of amounts estimated to be required for such matters.

         See Note 16 to the Consolidated Financial Statements - "Commitments and Contingencies - Environmental Matters," which information is incorporated herein by reference. The Company determines the amount of its accruals for environmental matters on a quarterly basis by analyzing and estimating the range of possible costs in light of the available information. Because of a lack of relevant information, it is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its operating or non-operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future. The Company expects to adopt the recognition and disclosure requirements of AICPA's Statement of Position No. 96-1, "Environmental Remediation Liabilities" in 1997. The new rule, among other things, expands the types of costs which must be considered in determining environmental remediation accruals. The effect of adopting this new Statement of Position is not expected to be material. The Company currently believes the disposition of all known environmental matters, individually or in the aggregate, should not have a material adverse effect on the Company's business, results of operations, financial condition, or cash flows.

ITEM 2:  PROPERTIES

         Set forth below is a listing of the Company's manufacturing facilities. In addition to its U.S. sponge capacity discussed below, the Company's current worldwide rated melting capacity aggregates approximately 84 million pounds, and its rated mill products and castings capacity aggregates approximately 36 million pounds.

Manufacturing Location              Products Manufactured
----------------------              ---------------------
Henderson, Nevada+                  Sponge, Ingot
Morgantown, Pennsylvania+           Slab, Ingot, Raw Materials Processing
Vallejo, California*                Slab, Ingot (including non-titanium
                                       superalloys)
Verdi, Nevada*                      Slab, Ingot
Toronto, Ohio+                      Billet, Bar, Plate, Sheet, Strip, Tube, Pipe
Morristown, Tennessee+              Tube, Sheet, Plate
Albany, Oregon+                     Castings
Pomona, California*                 Castings
Witton, England*                    Ingot, Billet, Wire, Extrusions
Ugine, France*                      Ingot, Bar, Billet, Wire, Extrusions
Waunarlwydd (Swansea), Wales+       Bar, Plate, Sheet

----------------
+  Owned facilities
*  Leased facilities


         TIMET UK's Witton facilities are leased from IMI pursuant to long-term capital leases. TIMET Savoie has the right, on a long-term basis, to utilize portions of CEZUS' plant in Ugine. The Company's raw materials processing operations are currently being relocated from leased facilities to the company-owned facility in Morgantown.

         United States Production. The Company's VDP sponge facility operated at approximately 85% of its annual practical capacity of 20 million pounds during 1996, up from 75% in 1995. The plant produces VDP sponge principally as a raw material for a 30 million pound annual practical capacity ingot melting facility, also at the Nevada site, and for the THT cold hearth melting facilities. Titanium mill products are principally produced at a forging and rolling facility in Ohio, which receives titanium ingots from the Nevada plant, titanium slabs from THT and titanium slabs and hot bands purchased from outside vendors including those located in Russia. Certain mill products are also produced at the Tennessee finishing facility.

         The Company's Henderson melting facility operated at about 65% of capacity in 1996 (1995 - 45%). The Ohio and Tennessee facilities each operated at about 80% of capacity in 1996, compared to about 40% and 60%, respectively, in 1995. The Company closed its original 32 million pound rated capacity Kroll-leach process sponge production facility in Nevada in 1994. However, in connection with market demand for certain grades of sponge, the Company reopened its original Kroll-leach plant, producing approximately 1.4 million pounds in 1996. The Company expects to increase Kroll-leach production to an annual rate of approximately 10 million pounds during 1997. Costs to restart the Kroll-leach facility approximated $2 million in 1996.

         THT operates four electron beam cold hearth melting furnaces (aggregate 31.5 million pound annual capacities) located in Pennsylvania (two), Nevada, and California, raw materials processing operations located in Pennsylvania, and a 1.5 million pound annual capacity vacuum induction melting furnace located in California. TIMET Castings, with plants located in California and Oregon, produces titanium castings used principally for aerospace applications and golf club heads. THT operated at approximately 95% of aggregate capacity in 1996 while TIMET Castings operated at approximately 65% of aggregate capacity.

         European Production. TIMET UK operates a 16 million pound practical capacity melting facility in Witton, England which produces ingots sold to customers and used as raw material feedstock for its forging and rolling operations in Witton, which process the ingots principally into billet and wire. TIMET UK's Witton facility also provides stock to its facility in Waunarlwydd, Wales, which principally produces bar and plate. TIMET UK purchases its requirements of sponge principally from suppliers located in Japan and the former Soviet Union. The Witton facility operated at approximately 90% of capacity in 1996, while the Wales facility operated at approximately 60%.

         Capacity of TIMET Savoie in Ugine, France is to a certain extent dependent upon the level of activity in CEZUS' zirconium business, which may from time to time provide TIMET Savoie with capacity in excess of that contractually required to be provided by CEZUS. During 1996, TIMET Savoie operated at approximately 100% of the capacity required to be provided by CEZUS.

         Distribution. The Company's marketing and distribution system includes seven Company-owned service centers (four in the U.S. and three in Europe) which sell the Company's products on a just-in-time basis, approximately 70 sales people based in the U.S. and Europe and 30 independent agents worldwide.

         The Company believes that it has a competitive sales and cost advantage arising from the location of its production plants and service centers, which are in close proximity to major customers. These centers primarily sell value-added and customized mill products including bar and flat-rolled sheet and strip. The Company believes its service centers give it a competitive advantage because of their ability to foster customer relationships, customize products to suit specific customer requirements and respond quickly to customer needs.

ITEM 3:  LEGAL PROCEEDINGS

         From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Certain litigation (Cadmus/Sutherin, Ray Cook Golf and Tungsten contamination) is described in Note 16 of the Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         TIMET's common stock is traded on the Nasdaq National Market (symbol:
"TIMT"). On March 27, 1997 the closing price of TIMET common stock according to the Nasdaq National Market Composite Tape was $25.25 per share. The high and low sales prices for the Company's common stock, according to the NASDAQ Composite Tape, are set forth below.

Year ended December 31, 1996:                             High           Low
                                                          ----           ---
Second quarter (from June 4, 1996)                   $    25.875    $    24.375
Third quarter                                             30.500         22.500
Fourth quarter                                            35.875         28.250

         As of February 28, 1997, there were approximately 14,000 common shareholders of record.

         The Company has not declared any cash dividends during the last four years. Any payment of future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, extent of indebtedness and contractual restrictions with respect to payment of dividends. The Company's U.S. credit facility currently prohibits the payment of dividends on its common stock in excess of 20% of consolidated net income in any fiscal year.

ITEM 6:  SELECTED FINANCIAL DATA

         The selected financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                      Years Ended December 31,
                                                                -------------------------------------------------------------------
                                                                  1992           1993          1994          1995           1996
                                                                ---------      ---------      -------      ---------      ---------
                                                                               ($ in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
  Net sales                                                     $   153.9      $   151.2      $ 146.0      $   184.7      $   507.1
  Operating income (loss) (1)                                        (9.7)         (16.7)       (34.7)           5.4           59.8
  Interest expense                                                    4.2            5.7          7.6           10.4           10.2
  Income (loss) before changes in
     accounting principles                                           (9.7)         (20.2)       (42.1)          (4.2)          47.6
  Net income (loss)                                                 (25.7)         (20.2)       (43.1)          (4.2)          47.6
  Per common share (2):
     Net income (loss)                                          $   (2.27)     $   (1.78)     $ (2.87)     $   (0.27)     $    1.72
     Cash dividends                                                    --             --           --             --             --
  Weighted average common shares
     outstanding (millions) (2)                                      11.3           11.3         15.0           15.4           27.6
BALANCE SHEET DATA:
  Cash and cash equivalents                                     $     5.9      $     6.7      $    --      $      --      $    86.5
  Total assets                                                      267.0          262.5        240.2          248.8          703.0
  Indebtedness (3)                                                  149.3           75.0         92.9           89.6           22.1
  Minority interest - Company-obligated
    mandatorily redeemable preferred
    securities                                                         --             --           --             --          201.2
  Stockholders' equity                                               46.6          109.0         64.7           68.1          326.2
OTHER OPERATING DATA:
  EBITDA (4)                                                    $    (6.1)     $   (12.3)     $ (26.7)     $    18.6      $    79.8
  Cash flows provided (used):
    Operating activities                                        $    (3.6)     $    12.4      $ (20.0)     $    (6.1)     $    (1.3)
    Investing activities                                            (71.3)         (16.3)        (4.6)          (2.5)        (131.4)
    Financing activities                                             70.1            4.7         17.7            8.6          215.7
                                                                ---------      ---------      -------      ---------      ---------
          Total                                                 $    (4.8)     $      .8      $  (6.9)     $      --      $    83.0

  Mill product shipments (millions of pounds)                        10.8           11.2         10.5           12.2           27.2
  Active employees at year end                                      1,170          1,070          880          1,020          2,950
  Order backlog at year end (5)                                 $    90.0      $    80.0      $  85.0      $   125.0      $   440.0
  Capital expenditures                                               67.3           16.3          4.6            3.0           21.7


(1) Operating income includes restructuring and other special charges (credit) of $4.7 million in 1993, $10 million in 1994, ($1.2 million) in 1995 and $4.8 million in 1996. See Note 5 to the Consolidated Financial Statements.

(2) Per common share data and weighted average common shares outstanding give effect in all periods presented to the stock split effected in connection with the Stock Offering. See Notes 1 and 11 to the Consolidated Financial Statements.

(3) Includes bank and other debt, capital lease obligations and loans and interest to related parties.

(4) EBITDA represents income (loss) before cumulative effect of accounting changes plus minority interest, income taxes, interest expense, depreciation and amortization less equity in earnings of nonoperating joint ventures. EBITDA is presented because it is a widely accepted financial indicator of cash flow and the ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income, net income or cash flow as an indicator of the Company's performance.

(5) "Order backlog" is defined as firm purchase orders (which are generally subject to cancellation by the customer upon payment of specified charges).

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

General

         In 1995, the Company and the worldwide titanium industry began recovering from the depressed industry conditions that existed during the prior several years. The aerospace industry in recent history has accounted for approximately 65% of U.S. and 40% of worldwide titanium mill products consumption and has had a significant effect on the overall sales and profitability of the titanium industry. The aerospace industry, and consequently the titanium metals industry, is highly cyclical. Until recently, the Company and the industry had been significantly and adversely affected by excess worldwide production capacity, depressed levels of spending for both military and commercial aircraft, and depressed selling prices resulting from, among other things, weak demand, relatively inexpensive titanium scrap, sponge and other mill products, principally from Russia and other countries comprising the former Soviet Union. However, the Company estimates that U.S. industry shipments of titanium mill products in 1995 increased 26% and further increased 31% in 1996 to approximately 57 million pounds. Industry shipments had previously remained relatively flat in the period between 1991 and 1994. The Company also estimates that U.S. industry mill products shipments to the commercial aerospace market in 1996 approximated 25 million pounds, a 40% increase over 1995 levels following an 18% increase in 1995 over 1994. While worldwide industry shipments are not as readily tracked as U.S. shipments (in large part due to uncertainties of shipments by companies located in the former Soviet Union), the Company believes U.S. trends are a reasonable proxy for worldwide trends.

         The titanium industry's recent improvement is due to a combination of factors, including a resurgence in commercial aerospace demand, continued and stable industrial demand, an end to customer inventory drawdowns, and the emergence of new uses of titanium metal, including golf club heads. The economic health of the commercial airline industry, the largest end market for titanium, has improved significantly. Reported orders for new commercial aircraft have increased significantly, particularly for wide body aircraft like the Boeing 777, which use more titanium per plane than narrow body aircraft. Although military aircraft deliveries continue to remain lower than deliveries in the 1980s due to constrained defense budgets, sales to industrial markets in 1995 and 1996 have continued at strong levels and are expected to do so during 1997.

         The Company's order backlog increased to approximately $440 million at December 31, 1996, from $226 million at December 31, 1995 (which amount is pro forma for the IMI Titanium and AJM Acquisitions). The Company defines "order backlog" as firm purchase orders (which are generally subject to cancellation by the customer upon payment of specified charges).

         Beginning during the second half of 1995 and continuing into 1997, the Company has experienced a significant increase in requests for quotations, increased orders and increased prices on accepted orders. The Company estimates that as of December 31, 1996, orders for over half of its anticipated 1997 shipments have been booked at average selling prices (contracted or anticipated based upon current negotiations) approximately 10% higher than its 1996 average selling prices. The increase in average selling prices on new orders is partly attributable to the renegotiation of certain long-term customer agreements at higher prices. The increase in industry demand has been driven primarily by the recovery in the commercial aerospace market. As capacity utilization in the titanium industry continues to grow and delivery lead times lengthen, the Company expects prices on new orders to continue to strengthen in 1997, although there can be no assurance that this trend will continue or not be reversed.

         The increase in demand for titanium products has contributed to the upward pressure on prices for certain raw materials used by the Company, including alloying materials, titanium scrap and titanium sponge. The Company currently is a significant purchaser of titanium sponge, despite having over 30 million pounds of internal practical sponge production capacity. Prices for titanium sponge under the terms of the Company's sponge purchase contracts are specified for 1997 for the contracted quantity. Purchases of sponge above the contracted quantity would likely be at higher prices. The Company expects increased selling prices to more than offset any raw material cost increases in 1997, although there can be no assurance that recent price increases will continue or not be reversed.

         The Company's castings sales to the golf club market were approximately 5% of its pro forma 1996 sales. In December 1996, TIMET Castings laid off approximately one-half of its production employees at its Pomona, California facility following a reduction in demand from one of its major golf club manufacturing customers. The reduction in golf club business and the related layoffs are not expected to have a material adverse effect on the Company.

         The Company's 1996 results include the effects of acquisitions accounted for by the purchase method and, accordingly, are not directly comparable to results for 1995. See Note 4 to the Consolidated Financial Statements.

Sales and Operating Income

         1996 compared to 1995. All 1996 to 1995 mill products price and volume comparisons in this discussion are pro forma assuming the IMI Titanium Acquisition and the AJM Acquisition occurred at the beginning of 1995. The pro forma effect of TISTO and TIMET Savoie on price and volume information is not material.

         The significant improvement in sales and operating income in 1996 was driven by price and volume increases for titanium products in both commercial aerospace and other markets. Sales volume of titanium mill products increased 27% to 27.2 million pounds while average selling prices in 1996 were up approximately 16% over 1995.

         The selling price increases reflect both the pass-through of cost increases, particularly raw material costs, and real price improvement associated with increased market demand. Although the Company and the titanium industry are continuing to experience increases in the cost of certain raw materials, the Company's increased selling prices have more than offset those cost increases. Prices on recent orders for titanium products have continued to increase relative to 1996 levels although there can be no assurance that this trend will continue.

         Operating levels at the Company's plants in 1996 were higher than in 1995 and contributed to the better operating results. The VDP titanium sponge plant operated at approximately 85% of its annual practical capacity of 20 million pounds in 1996 compared to about 75% of capacity in 1995. The Company presently expects its VDP plant to operate at about practical capacity in 1997 if current conditions continue. The Company restarted production of titanium sponge at its original Kroll-leach facility during the second quarter of 1996 in response to demand for certain grades of titanium sponge. TIMET presently intends to increase Kroll-leach titanium sponge production to approximately 10 million pounds of annual production in 1997. Costs to restart the Kroll-leach facility in 1996 approximated $2 million. In 1996, the Company's worldwide mill product capacity utilization approximated 80%.

         Operating income in 1996 also included a special charge of $4.8 million compared to a restructuring credit of $1.2 million in 1995. See Note 5 to the Consolidated Financial Statements.

         The Company has substantial operations and assets located in Europe, principally the United Kingdom. The U.S. dollar value of the Company's foreign sales and operating costs are subject to currency exchange rate fluctuations which may slightly impact reported earnings and may affect the comparability of period-to-period operating results. Approximately one-half of the Company's European sales are denominated in currencies other than the U.S. dollar, principally major European currencies. Certain purchases of raw materials, principally titanium sponge, for the Company's European operations are denominated in U.S. dollars while labor and other production costs are primarily denominated in local currencies.

         1995 compared to 1994. Sales volume of sponge, ingot and mill products in 1995 increased to 18.7 million pounds, a 20% improvement over 1994 levels. Shipments of titanium products for industrial applications were up moderately compared to 1994 while aerospace volumes showed greater improvement than industrial applications. The 9% increase in average selling prices in 1995 over 1994 reflects both the pass-through of certain cost increases and real price improvement associated with increased market demand. The Company's dollar denominated export sales benefited during 1995 from the relative weakness in the value of the U.S. dollar versus certain other currencies.

         Operating levels at all of the Company's plants were higher in 1995 than 1994 and contributed to the better operating results relative to 1994. The higher production levels were partly attributable to the absence of work stoppages in 1995, and improved VDP related equipment reliability during the second half of 1995. The VDP plant operated at about 75% of its practical capacity in 1995, compared with 45% in 1994. Depreciation expense increased $4.9 million in 1995 over 1994 principally as a result of the units of production method used to depreciate the VDP plant.

         The Company's operating income in 1995 includes $3.7 million of equity in earnings of then 50%-owned THT, more than double the $1.6 million in 1994.

         Operating income in 1995 also included a restructuring credit of $1.2 million compared to a $10 million charge in 1994. See Note 5 to the Consolidated Financial Statements.

Interest Expense

         Interest expense in 1996 was slightly lower than in 1995 principally due to relative average borrowing levels. Annual interest expense related to the 6.625% Convertible Preferred Securities issued in November 1996 approximates $13.6 million, including amortization of financing costs.

         Interest expense increased in 1995 compared to 1994 principally due to higher average borrowings under the Company's U.S. credit facility and higher average interest rates effective on such debt.

Income Taxes

         The Company's income tax rate in 1996 varied from the U.S. statutory rate principally due to a $7 million reduction in the deferred tax valuation allowance to reflect the utilization of a portion of its U.S. net operating loss carryforwards ("NOLs") in 1996 and a $10 million reduction in the deferred tax valuation allowance resulting from a change in estimate of the NOL and AMT carryforwards that will more likely than not be realized in the future. The Company's effective income tax rates in each of 1994 and 1995 varied from the U.S. statutory rate due to losses for which recognition of a deferred tax asset was not considered appropriate at the time. See Note 12 to the Consolidated Financial Statements.

         The Company operates in several tax jurisdictions and is subject to varying income tax rates. For financial reporting purposes, the Company has recognized substantially all of its carryforwards and, accordingly, expects that its effective income tax rate beginning in 1997 will increase. Such effective rate may be slightly higher than the statutory U.S. federal rate due to the combined effects of state income taxes and varying non-U.S. rates.

                        LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial position was significantly improved during 1996 through the combined effects of (i) improved industry conditions, (ii) acquisitions made during the year, (iii) the Stock Offering, and (iv) issuance of the Trust Convertible Preferred Securities.

         At December 31, 1996, the Company had $87 million of cash and equivalents and $110 million of borrowing availability under its U.S. and European bank credit lines. Indebtedness consisted primarily of capital lease obligations related to certain of its European manufacturing facilities and a relatively nominal amount of European working capital borrowings. The Convertible Preferred Securities do not require principal amortization and the Company has the right to defer interest payments for one or more periods of up to 20 consecutive quarters.

         Operating Activities. Reflecting improved operating results, cash provided by operating activities (before changes in assets and liabilities) was $53 million in 1996 compared to $4 million provided in 1995 and $22 million used in 1994. Changes in assets and liabilities used $54 million of cash in 1996 compared to $10 million in 1995 and $2 million provided in 1994. While receivable and inventory levels (excluding acquisitions) increased an aggregate of $43 million in 1996 as a result of the higher levels of working capital necessary to support the higher production and sales levels, days sales outstanding ("DSO") in receivables and days sales in inventory ("DSI") did not increase significantly. The Company's goal is to better manage working capital such that both DSO and DSI improve in 1997 over 1996.

         Investing Activities. The Company's capital expenditures in 1996 approximated $22 million compared to $3 million in 1995 and $5 million in 1994. The companies acquired during 1996 accounted for $10 million of the increase with much of the remaining $9 million increase resulting from projects deferred in prior years. The Company estimates capital expenditures in 1997 to be $50 million to $55 million, including capacity expansion and a major project to redesign business processes and implement integrated information systems throughout Timet. About one-third of planned capital expenditures in 1997 relate to capacity expansion projects, the largest of which is a 20 million pound electron beam furnace to be completed by THT in the second half of 1998. Capital spending related to the business processes/information systems project is currently estimated at over $30 million during the next few years, about one-half of which is expected to be incurred in 1997.

         Acquisitions aggregated $180 million in 1996 ($110 million cash; $70 million stock). The Company believes the IMI Titanium Acquisition, along with other smaller European acquisitions, among other things, augmented the Company's scale and geographic reach and increased its production flexibility. In addition, the acquisition of the AJM scrap processing business enhanced the Company's flexibility in optimizing its mix of its raw material purchases.

         Financing Activities. The Company's net proceeds from the June 1996 Stock Offering approximated $131 million. The Company used approximately $125 million of such net proceeds to repay existing indebtedness ($23 million to Tremont, $20 million to IMI and $82 million under its U.S. credit facility).

         The Company received net proceeds from TIMET Capital Trust I's sale of the Convertible Preferred Securities of approximately $192 million. The Company used approximately $96 million of such net proceeds to prepay indebtedness incurred in conjunction with the AJM Acquisition with the rest for general corporate purposes.

         Reductions of indebtedness in 1995 include approximately $5 million of installments on the term loan portion of the Company's U.S. credit facility and payment of the final $2 million installment due on the note associated with the Company's purchase of its original 50% interest in THT in 1992. In April 1994, the Company entered into its current U.S. credit facility, which replaced its prior U.S. bank agreement, and the Company repaid $45 million of borrowings outstanding thereunder at closing.

         The Company is negotiating to increase its borrowing availability, and expects, among other things, to be able to reduce current restrictions on use of borrowed proceeds in order to further enhance its financial flexibility.

         The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, modify its dividend policy, restructure ownership interests, refinance or restructure indebtedness, repurchase shares of capital stock, sell marketable securities or other assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources. In the normal course of business, the Company may investigate, evaluate, discuss and engage in acquisition, joint venture and other business combination opportunities in the titanium and specialty metal industries. In the event of any future acquisition or joint venture opportunities, the Company may consider using available cash, issuing equity securities or incurring indebtedness.

         Environmental Matters. See Item 1 - "Business--Regulatory and Environmental Matters" and Note 16 to the Consolidated Financial Statements for a discussion of environmental matters.

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is contained in a separate section of this Annual Report. See "Index of Financial Statements and Schedules" on page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following sets forth certain information with regard to executive officers of the Company. The information required with respect to Directors and by Item 405 of Regulation S-K is incorporated by reference to TIMET's definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the "TIMET Proxy Statement").

      Name                            Age                                         Position(s)
----------------------                ---                   ----------------------------------------------------
J. Landis Martin                      51                    Chairman and Chief Executive Officer
Andrew R. Dixey                       46                    President, Chief Operating Officer and Director
Joseph S. Compofelice                 47                    Vice President, Chief Financial Officer and Director
William C. Acton                      43                    Vice President--THT Operations
Paul J. Bania                         46                    Vice President--Quality and Technology
Thomas A. Buck                        47                    Vice President--U.S. Manufacturing
Brian J. Hadley                       54                    Vice President--European Manufacturing
Leslie P. Lundberg                    39                    Vice President--Human Resources
Richard D. McKinney                   54                    Vice President--Castings Operations
John P. Monahan                       51                    Vice President--Sales and Marketing
J. Thomas Montgomery, Jr              50                    Vice President--Finance and Treasurer
Robert E. Musgraves                   42                    Vice President--General Counsel and Secretary
Mark A. Wallace                       39                    Vice President--Strategic Change

         J. LANDIS MARTIN, 51, has been Chairman of the Company and a director since 1987 and Chief Executive Officer of the Company since 1995. He also served as President of the Company from 1995 to 1996. Mr. Martin has served as Chairman of Tremont since 1990 and as Chief Executive Officer of NL Industries, Inc., a manufacturer of specialty chemicals, since 1987 and as a director of NL since 1986. From 1990 until its acquisition by Dresser Industries, Inc. in 1994, Mr. Martin served as Chairman of the Board and Chief Executive Officer of Baroid, an oilfield services company which may have been deemed to have been an affiliate of NL and Tremont for a portion of such period. In addition to Tremont and NL, Mr. Martin is a director of Dresser, which is engaged in the petroleum services, hydrocarbon processing and engineering industries, and Apartment Investment Management Corporation, a real estate investment trust.

         ANDREW R. DIXEY, 46, has been President, Chief Operating Officer and a director of the Company since 1996. Prior to this appointment, Mr. Dixey was, from 1995, Managing Director of IMI Titanium Ltd., where he had responsibility for IMI's titanium interests in both Europe and North America. During 1995, Mr. Dixey was Chief Executive Officer of Helix plc, which is engaged in the scholastic supplies business, and from prior to 1990 to 1994, Mr. Dixey held various executive positions in the GKN plc Group of companies, a manufacturer of automobile components.

         JOSEPH S. COMPOFELICE, 47, has been Vice President and Chief Financial Officer of the Company since 1996 and has been a director of the Company since 1994 (except for the period from March 1996 to July 1996). Mr. Compofelice has also served as Vice President and Chief Financial Officer of Tremont since 1994. Since 1994, he has been Vice President and Chief Financial Officer of Tremont and NL and, since 1995, a director of NL. Since 1994, Mr. Compofelice has also been Executive Vice President of Valhi, Inc. which is principally engaged through NL, in the chemical industry, and may be deemed to be an affiliate of the Company. From 1990 until 1993, he was Vice President and Chief Financial Officer of Baroid.

         WILLIAM A. ACTON has been Vice-President--THT Operations since the AJM Acquisition in October 1996. Prior to October 1996, he had been, since 1993, President of AJM and THT, and was Senior Vice President of AJM from 1991 until 1993.

         PAUL J. BANIA has been Vice President--Quality and Technology since 1994. Dr. Bania was the Company's Vice President--Research and Market Development from 1992 to 1994 and Director of Product Development from 1989 until 1992.

         THOMAS A. BUCK has been Vice President--U.S. Manufacturing since 1991.

         BRIAN J. HADLEY has been Vice President--European Manufacturing since February 1996. He has been Operations Director for TIMET UK Since 1987. Prior to joining IMI he was Works Director of APV Paramount, Ltd., an operator of high alloy and stainless steel foundries.

         LESLIE P. LUNDBERG has been Vice President--Human Resources since 1997. From 1995 until joining the Company, she was Vice President, Human Resources for Dade International, Inc., a distributor of diagnostic equipment for use in clinical laboratories, and from 1991 until 1995 she was Vice President, Human Resources for the Edwards CVS division of Baxter Healthcare International, a manufacturer of heart valves and angioplasty rings.

         RICHARD D. MCKINNEY has been Vice President--Castings Operations since February 1996. He has been President and Chief Executive Officer of TIMET Castings since 1994. From 1993 until 1994, he served as Vice President Operations of Teledyne Casting Services, which produces iron sand castings, and from 1989 until 1993 he was the President of Teledyne Metal Forming, which manufactures formed metal shapes.

         JOHN P. MONAHAN has been Vice President--Sales and marketing since 1995, and was Vice President--North American Sales and Marketing from 1990 to 1995.

         J. THOMAS MONTGOMERY, JR. has been Vice President--Finance and Treasurer since December 1996. Prior to that, he was Vice President and Controller of Valhi and Contran since 1987.

         ROBERT E. MUSGRAVES has been Vice President and General Counsel of the Company since 1990. He has also served as Secretary of the Company since 1991. Since 1993, Mr. Musgraves has been General Counsel and Secretary of Tremont, and since 1994 has also served as Vice President of Tremont. He was an Assistant Secretary of Tremont from 1990 to 1993.

         MARK A. WALLACE has been Vice President--Strategic Change since December 1996. Prior to that, he was Vice President--Finance and Treasurer of the Company since

1996. Prior to that, he was Vice President-Finance and Treasurer of the Company since 1992. He has also served as Vice President and Controller of Tremont since 1992. From 1990 to 1992, Mr. Wallace was Assistant Controller of Valhi.


ITEM 11:  EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the TIMET Proxy Statement.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The information required by this Item is incorporated by reference to the TIMET Proxy Statement.

ITEM 13:  CERTAIN REGULATIONS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the TIMET Proxy Statement. See also Note 15 to the Consolidated Financial Statements.


                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) and (d)   Financial Statements and Schedules

         The consolidated financial statements and schedules listed by the Registrant on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.

  (b)           Reports on Form 8-K

         Reports on Form 8-K for the quarter ended December 31, 1996 and the months of January and February 1997:

         October 1, 1996                  -   reported items 2 and 7.
         October 18, 1996                 -   reported items 5 and 7.
         November 12, 1996                -   reported items 5 and 7.
         November 20, 1996                -   reported items 5 and 7.
         December 5, 1996                 -   reported items 5 and 7.
         January 24, 1997                 -   reported items 5 and 7.

  (c)    Exhibits

         Included as exhibits are the items listed in the Exhibit Index. TIMET will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover the costs to TIMET of furnishing the exhibits. Instruments defining the rights of holders of long-term debt issues which do not exceed 10% of consolidated total assets will be furnished to the Commission upon request.

Item No.                                Exhibit Index
--------          --------------------------------------------------------------
3.1               Amended and Restated  Certificate of Incorporation of Titanium
                  Metals Corporation, incorporated by reference to Exhibit 3.1 to Titanium Metals Corporation's Registration Statement on
                  Form S-1 (No. 333-2940).

3.2 Bylaws of Titanium Metals Corporation as Amended and Restated, dated February 14, 1997.

4.1               Certificate of Trust of TIMET Capital Trust I, dated November
                  13, 1996, incorporated by reference to Exhibit 4.1 to Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.2               Amended and Restated Declaration of Trust of TIMET Capital
                  Trust I, dated as of November 20, 1996, among Titanium Metals
                  Corporation, as Sponsor, The Chase Manhattan Bank, as
                  Property Trustee, Chase Manhattan Bank (Delaware), as
                  Delaware Trustee and Joseph S. Compofelice, Robert E.
                  Musgraves and Mark A. Wallace, as Regular Trustees, incorporated by reference to Exhibit 4.2 to Titanium Metals
                  Corporation's Current Report on Form 8-K filed with the
                  Commission on December 5, 1996.

4.3 Indenture for the 6 5/8% Convertible Subordinated Debentures, dated as of November 20, 1996, among Titanium Metals
                  Corporation and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4.3 to Titanium Metals
                  Corporation's Current Report on Form 8-K filed with the
                  Commission on December 5, 1996.

4.4               Form of 6 5/8% Convertible Preferred Securities (included in
                  Exhibit 4.1 above), incorporated by reference to Exhibit 4.5 to Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.5 Form of 6 5/8% Convertible Subordinated Debentures (included in Exhibit 4.2 above), incorporated by reference to Exhibit
                  4.5 to Titanium Metals Corporation's Current Report on Form
                  8-K filed with the Commission on December 5, 1996.

4.6               Form of 6 5/8% Trust Common Securities (Included in Exhibit
                  4.2 above), incorporated by reference to Exhibit 4.5 to Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.7               Convertible Preferred Securities Guarantee, dated as of
                  November 20, 1996, between Titanium Metals Corporation, as
                  Guarantor, and The Chase Manhattan Bank, as Guarantee
                  Trustee, incorporated by reference to Exhibit 4.6 to Titanium
                  Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

9.1               Shareholders' Agreement, dated February 15, 1996, among
                  Titanium Metals Corporation, Tremont Corporation, IMI plc,
                  IMI Kynoch Ltd., and IMI Americas, Inc., incorporated by reference to Exhibit 2.2 to Tremont Corporation's Current
                  Report on Form 8-K (No. 1-10126) filed with the Commission on
                  March 1, 1996.

9.2               Amendment to the Shareholders' Agreement, dated March 29,
                  1996, among Titanium Metals Corporation, Tremont Corporation,
                  IMI plc, IMI Kynoch Ltd., and IMI Americas Inc., incorporated by reference to Exhibit 10.30 to Tremont Corporation's Annual
                  Report on Form 10-K (No. 1-10126) for the year ended December
                  31, 1995.

9.3               Investors' Agreement between Union Titanium Sponge
                  Corporation, Toho Titanium Co., Ltd., Nippon Mining Co.,
                  Ltd., Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), Inc.,
                  Tremont Corporation and Titanium Metals Corporation, dated
                  May 30, 1990, incorporated by reference to Exhibit 10.33 of Baroid Corporation's registration statement on Form 10 (No.
                  1-10624) filed with the Commission on August 31, 1990.


9.4               Amendment No. 3 to Investors' Agreement between Union
                  Titanium Sponge Corporation, Toho Titanium Co., Ltd., Nippon
                  Mining Co., Ltd., Mitsui & Co., Ltd., Mitsui & Co., (U.S.A.),
                  Inc., Tremont Corporation and Titanium Metals Corporation, dated May 30, 1990, incorporated by reference to Exhibit 9.1 to Tremont Corporation's Quarterly Report on Form 10-Q (No.
                  1-10126) for the quarter ended March 31, 1996.

9.5               Amendment No. 4 to Investors' Agreement among Union Titanium
                  Sponge Corporation, Toho Titanium Co., Ltd., Nippon Mining
                  Co., Ltd., Mitsui & Co., Ltd., Mitsui & Co., (U.S.A.) Inc.,
                  Tremont Corporation and Titanium Metals Corporation, dated
                  February 21, 1997, incorporated by reference to Exhibit 9.5 to Titanium Metals Corporation's Amendment No. 1 to
                  Registration Statement on Form S-1 (No. 333-18829).

10.1              Acquisition Agreement, dated February 15, 1996, by and between
                  Titanium Metals Corporation, IMI Kynoch Ltd., and IMI
                  Americas Inc., incorporated by reference to Exhibit 2.1 to Tremont Corporation's Current Report on Form 8-K (No.
                  1-10126) filed with the Commission on March 1, 1996.

10.2              Amended and Restated Subordinated Promissory Note, dated as of
                  January 1, 1996, between Titanium Metals Corporation and
                  Tremont Corporation, incorporated by reference to Exhibit
                  10.2 to Titanium Metals Corporation's Registration Statement on Form S-1 (No. 333-2940).

10.3              Amended and Restated Loan Agreement between Titanium Metals
                  Corporation and Congress Financial Corporation (Central), dated March 24, 1995, incorporated by reference to Exhibit
                  10.4 of Tremont Corporation's Amended Annual Report on Form
                  10-K/A (No. 1-10126) for the year ended December 31, 1994.

10.4 Amendment to Amended and Restated Loan and Security Agreement between Congress Financial Corporation and Titanium Metals
                  Corporation, dated September 29, 1995, incorporated by reference to Exhibit 10.16 to Tremont Corporation's Annual
                  Report on Form 10-K (No. 1-10126) for the year ended December
                  31, 1995.

10.5 Amendment to Amended and Restated Loan and Security Agreement between Congress Financial Corporation and Titanium Metals
                  Corporation, dated February 15, 1996, incorporated by reference to Exhibit 10.17 to Tremont Corporation's Annual
                  Report on Form 10-K (No. 1-10126) for the year ended December
                  31, 1995.

10.6              Sponge Purchase Agreement, dated May 30, 1990, between
                  Titanium Metals Corporation and Union Titanium Sponge
                  Corporation and Amendments No. 1 and 2, incorporated by reference to Exhibit 10.25 of Tremont Corporation's Annual
                  Report on Form 10-K (No. 1-10126) for the year ended December
                  31, 1991.

10.7              Amendment No. 3 to the Sponge Purchase Agreement, dated
                  December 3, 1993, between Titanium Metals Corporation and
                  Union Titanium Sponge Corporation, incorporated by reference to Exhibit 10.33 of Tremont Corporation's Annual Report on
                  Form 10-K (No. 1-10126) for the year ended December 31, 1993.

10.8              Amendment No. 4 to the Sponge Purchase Agreement, dated May 2,
                  1996, between Titanium Metals Corporation and Union Titanium
                  Sponge Corporation, incorporated by reference to Exhibit 10.1 to Tremont Corporation's Quarterly Report on Form 10-Q (No.
                  1-10126) for the quarter ended March 31, 1996.

10.9 Amendment to Amended and Restated Loan and Security Agreement between Congress Financial Corporation (Central) and Titanium
                  Metals Corporation, dated May 31, 1996, incorporated by reference to Exhibit 10.26 to Titanium Metals Corporation's
                  Registration Statement on Form S-1 (No. 333-2940).

10.10 Amended and Restated Term Promissory Note in the principal amount of $10,150,000 issued by Titanium Metals Corporation to Congress Financial Corporation (Central), dated May 31,
                  1996, incorporated by reference to Exhibit 10.27 to Titanium
                  Metals Corporation's Registration Statement on Form S-1 (No.
                  333-2940).

10.11 Amended and Restated Term-B Promissory Note in the principal amount of $13,000,000 issued by Titanium Metals Corporation to Congress Financial Corporation (Central), dated May 31,
                  1996, incorporated by reference to Exhibit 10.28 to Titanium
                  Metals Corporation's Registration Statement on Form S-1 (No.
                  333-2940).

10.12 Amendment to Amended and Restated Loan and Security Agreement between Congress Financial Corporation and Titanium Metals
                  Corporation, dated November 26, 1996, incorporated by reference to exhibit 10.34 to Titanium Metals Corporation's
                  Amendment No. 1 to Registration Statement on Form S-1 (No.
                  333-18829).

10.13             Lease Agreement, dated January 1, 1996, between Holford
                  Estates Ltd. and IMI Titanium Ltd. related to the building known as Titanium Number 2 Plant at Witton, England, incorporated by reference to Exhibit 10.23 to Tremont
                  Corporation's Annual Report on Form 10-K (No. 1-10126) for the year ended December 31, 1995.

10.14             Intercorporate Services Agreement between Titanium Metals
                  Corporation and Tremont Corporation, dated March 28, 1996, incorporated by reference to Exhibit 10.29 to Tremont
                  Corporation's Annual Report on Form 10-K (No. 1-10126) for the year ended December 31, 1995.

10.15*            1996 Long Term Performance Incentive Plan of Titanium Metals
                  Corporation, incorporated by reference to Exhibit 10.19 to Titanium Metals Corporation's Amendment No. 1 to Registration
                  Statement on Form S-1 (No. 333-18829).

10.16* 1996 Non-Employee Director Compensation Plan, incorporated by reference to Exhibit 10.20 to Titanium Metals Corporation's
                  Amendment No. 1 to Registration Statement on S-1 (No.
                  333-18829).

10.17*            Employment Agreement between Andrew R. Dixey and Titanium
                  Metals Corporation, dated February 13, 1996, incorporated by reference to Exhibit 10.21 to Titanium Metals Corporation's
                  Registration Statement on Form S-1 (No. 333-2940).

10.18* Form of Agreement relating to a grant of Management Shares between Titanium Metals Corporation and certain executive officers, effective as of February 15, 1996, incorporated by reference to Exhibit 10.22 to Titanium Metals Corporation's
                  Registration Statement on Form S-1 (No.
                  333-2940).

10.19             Agreement, dated June 28, 1995, among Titanium  Metals
                  Corporation, Tremont Corporation and Union Titanium Sponge
                  Corporation, incorporated by reference to Exhibit 10.24 to Titanium Metals Corporation's Registration Statement on Form
                  S-1 (No. 333-2940).

10.20 Asset Purchase Agreement, dated October 1, 1996, by and between Titanium Metals Corporation and Axel Johnson Metals,
                  Inc., incorporated by reference to Exhibit 2.1 to Titanium
                  Metals Corporation's Current Report on Form 8-K filed with the Commission on October 16, 1996.

10.21             Purchase Agreement, dated November 20, 1996, between Titanium
                  Metals Corporation, TIMET Capital Trust I, Salomon Brothers
                  Inc, Merrill Lynch, Pierce, Fenner & Smith Incorporated and
                  Morgan Stanley & Co. Incorporated, as Initial Purchasers, incorporated by reference to Exhibit 99.1 to Titanium Metals
                  Corporation's Current Report on Form 8-K filed with the
                  Commission on December 5, 1996.

10.22             Registration Agreement, dated November 20, 1996, between
                  TIMET Capital Trust I and Salomon Brothers Inc, as
                  Representative of the Initial Purchasers, incorporated by reference to Exhibit 99.1 to Titanium Metals Corporation's
                  Current Report on Form 8-K filed with the Commission on December 5, 1996.

10.23             $20,000,000 Subordinated Promissory Note issued by Titanium
                  Metals Corporation to IMI Kynoch Ltd., dated January 1, 1996, incorporated by reference to Exhibit 10.21 to Tremont
                  Corporation's Annual Report on Form 10-K (No. 1-10126) for the year ended December 31, 1995.

10.24             Amended and Restated Subordination Agreement between Tremont
                  Corporation and Congress Financial Corporation, dated
                  February 15, 1996, incorporated by reference to Exhibit 10.24 to Tremont Corporation's Annual Report on Form 10-K (No.
                  1-10126) for the year ended December 31, 1995.

10.25             Subordination Agreement between Tremont Corporation and
                  Titanium Metals Corporation, dated February 15, 1996, incorporated by reference to Exhibit 10.25 to Tremont
                  Corporation's Annual Report on Form 10-K (No. 1-10126) for the year ended December 31, 1995.

10.26             Subordination Agreement between IMI Kynoch Ltd. and Titanium
                  Metals Corporation, dated February 15, 1996, incorporated by reference to Exhibit 10.26 to Tremont Corporation's Annual
                  Report on Form 10-K (No. 1-10126) for the year ended December
                  31, 1995.

10.27             Subordination Agreement between Tremont Corporation and IMI
                  Kynoch Ltd., dated February 15, 1996, incorporated by reference to Exhibit 10.27 to Tremont Corporation's Annual
                  Report on Form 10-K (No. 1-10126) for the year ended December
                  31, 1995.

10.28             Subordination Agreement between IMI Kynoch Ltd. and Congress
                  Financial Corporation, dated February 15, 1996, incorporated by reference to Exhibit 10.28 to Tremont Corporation's Annual
                  Report on Form 10-K (No. 1-10126) for the year ended December
                  31, 1995.

10.29             First Amendment to Subordination Agreement by and between IMI
                  Kynoch, Ltd. and Congress Financial Corporation (Central), dated May 31, 1996, incorporated by reference to Exhibit
                  10.29 to Titanium Metals Corporation's Registration Statement on Form S-1 (No. 333-2940).

10.30             First Amendment to Amended and Restated Subordination
                  Agreement by and between Tremont Corporation and Congress
                  Financial Corporation (Central), dated May 31, 1996, incorporated by reference to Exhibit 10.30 to Titanium Metals
                  Corporation's Registration Statement on Form S-1 (No.
                  333-2940).

11.1              Statement Regarding Computation of Per Share Earnings.

21.1              Subsidiaries of the Registrant

23.1              Consent of Coopers & Lybrand, L.L.P.

27.1              Financial Data Schedule for the year ended December 31, 1996


*        Management contract, compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          TITANIUM METALS CORPORATION
                                          (Registrant)



                                          By   /s/ J. Landis Martin
                                               ---------------------------------
                                               J. Landis Martin, March 24, 1997
                                               (Chairman of the Board
                                               and Chief Executive Officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ J. Landis Martin                             /s/ Andrew R. Dixey
----------------------------------------         -----------------------------------------
J. Landis Martin, March 24, 1997                 Andrew R. Dixey, March 24, 1997
(Chairman of the Board                           (President, Chief Operating
 and Chief Executive Officer)                    Officer and Director)



/s/ Edward C. Hutcheson                          /s/ Joseph S. Compofelice
----------------------------------------         -----------------------------------------
Edward C. Hutcheson, Jr., March 24, 1997         Joseph S. Compofelice, March 24, 1997
(Director)                                       (Vice President, Chief
                                                 Financial Officer and Director)


/s/ Thomas P. Stafford                           /s/ J. Thomas Montgomery, Jr.
----------------------------------------         -----------------------------------------
Thomas P. Stafford, March 24, 1997               J. Thomas Montgomery, Jr., March 24, 1997
(Director)                                       (Vice President - Finance and Treasurer)


/s/ Yukiji Tadokoro
----------------------------------------
Yukiji Tadokoro, March 24, 1997
(Director)

                          TITANIUM METALS CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                            ITEMS 8, 14(a) and 14(d)

                  INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

                                                                                        Page
                                                                                        ----
Financial Statements

  Report of Independent Accountants                                                      F-2

  Consolidated Balance Sheets at December 31, 1995 and 1996                            F-3/F-4

  Consolidated Statements of Operations for the Years ended
     December 31, 1994, 1995 and 1996                                                    F-5

  Consolidated Statements of Stockholders' Equity for the Years ended
     December 31, 1994, 1995 and 1996                                                    F-6

  Consolidated Statements of Cash Flows for the Years ended
     December 31, 1994, 1995 and 1996                                                  F-7/F-8

  Notes to Consolidated Financial Statements                                           F-9/F-30


Financial Statement Schedules

  Report of Independent Accountants                                                      S-1

  Schedule I     --     Condensed financial information of Registrant                  S-2/S-7

  Schedule II    --     Valuation and qualifying accounts                                S-8

  Schedules III and IV are omitted because they are not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Titanium Metals Corporation:

        We have audited the accompanying consolidated balance sheets of Titanium Metals Corporation as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Titanium Metals Corporation as of December 31, 1995 and 1996, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

        As discussed in Note 14 to the consolidated financial statements, in 1994 the Company changed its method of accounting for postemployment benefits in accordance with Statement of Financial Accounting Standards No. 112.



                                                 COOPERS & LYBRAND L.L.P.


Denver, Colorado
January 21, 1997

                          TITANIUM METALS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1995 and 1996
                     (In thousands, except per share data)


                                       ASSETS                                   1995         1996
                                                                              --------     --------
Current assets:
    Cash and cash equivalents                                                 $     24     $ 86,526
    Accounts and other receivables, less
      allowance of $3,620 and $4,788                                            27,932      114,100
    Receivable from related parties                                              3,070        1,676
    Inventories                                                                 69,134      155,488
    Prepaid expenses                                                             3,452       12,510
    Deferred income taxes                                                           --          718
                                                                              --------     --------
            Total current assets                                               103,612      371,018
                                                                              --------     --------

Other assets:
    Investment in joint ventures                                                13,853          270
    Goodwill                                                                        --       67,430
    Other intangible assets                                                      1,424       19,314
    Other                                                                        5,027       13,799
    Deferred income taxes                                                           --       11,618
                                                                              --------     --------
            Total other assets                                                  20,304      112,431
                                                                              --------     --------

Property and equipment:
    Land                                                                         4,598        6,129
    Buildings                                                                   17,783       32,929
    Equipment                                                                  127,228      207,046
    Construction in progress                                                     3,120       17,513
                                                                              --------     --------
                                                                               152,729      263,617
    Less accumulated depreciation                                               27,861       44,048
                                                                              --------     --------
      Net property and equipment                                               124,868      219,569
                                                                              --------     --------

                                                                              $248,784     $703,018
                                                                              ========     ========


          See accompanying notes to consolidated financial statements.

                          TITANIUM METALS CORPORATION

                          December 31, 1995 and 1996
                     (In thousands, except per share data)


                            LIABILITIES AND STOCKHOLDERS' EQUITY             1995            1996
                                                                           ---------        -------
Current liabilities:
    Notes payable                                                          $      --          7,992
    Current maturities of long-term debt                                      45,695            397
    Payable to related parties                                                 2,627          1,649
    Accounts payable                                                          27,136         49,628
    Accrued liabilities                                                       20,963         46,173
    Income taxes                                                                  47          6,638
    Deferred income taxes                                                        596            348
                                                                           ---------      ---------
          Total current liabilities                                           97,064        112,825
                                                                           ---------      ---------

Noncurrent liabilities:
    Long-term debt                                                            21,540          1,158
    Capital lease obligations to related parties                                  --         11,562
    Payable to related parties                                                23,942            996
    Accrued OPEB cost                                                         28,152         27,512
    Accrued pension cost                                                       5,966          2,743
    Deferred income taxes                                                        789         10,629
    Other                                                                      3,203          3,920
                                                                           ---------      ---------
          Total noncurrent liabilities                                        83,592         58,520
                                                                           ---------      ---------

Minority interest - Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely
    subordinated debt securities                                                  --        201,250
Other minority interest                                                           --          4,207

Stockholders' equity:
    Preferred stock, $.01 par value; 1 million shares
         authorized, none outstanding                                             --             --
    Common stock, $.01 par value; 99 million shares
         authorized, 15.7 million and 31.5 million shares
         issued and outstanding                                                  157            315
  Additional paid-in capital                                                 142,720        346,133
  Accumulated deficit                                                        (72,653)       (25,009)
  Currency translation adjustment                                                283          5,635
  Pension liabilities adjustment                                              (2,379)          (858)
                                                                           ---------      ---------
          Total stockholders' equity                                          68,128        326,216
                                                                           ---------      ---------

                                                                           $ 248,784      $ 703,018
                                                                           =========      =========



Commitments and contingencies (Notes 15 and 16)

                          TITANIUM METALS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1994, 1995 and 1996
                     (In thousands, except per share data)



                                                           1994           1995           1996
                                                         ---------      ---------      ---------
Revenues and other income:
    Net sales                                            $ 145,984      $ 184,723      $ 507,074
    Equity in earnings of joint ventures                     2,263          4,824          6,237
    Other, net                                                (187)           469          1,049
                                                         ---------      ---------      ---------
                                                           148,060        190,016        514,360
                                                         ---------      ---------      ---------
Costs and expenses:
    Cost of sales                                          159,958        170,699        418,775
    Selling, general, administrative and development        12,462         14,065         29,917
    Special charges (credit)                                10,000         (1,200)         4,824
    Interest                                                 7,562         10,414         10,223
                                                         ---------      ---------      ---------
                                                           189,982        193,978        463,739
                                                         ---------      ---------      ---------

      Income (loss) before income taxes                    (41,922)        (3,962)        50,621

Income tax expense                                             155            255          1,892
Minority interest and preacquisition earnings                   --             --          1,085
                                                         ---------      ---------      ---------

    Income (loss) before cumulative effect of a
      change in accounting principle                       (42,077)        (4,217)        47,644
Change in accounting principle                              (1,000)            --             --
                                                         ---------      ---------      ---------

      Net income (loss)                                  $ (43,077)     $  (4,217)     $  47,644
                                                         =========      =========      =========

Per common share:
    Income (loss) before cumulative effect of
      a change in accounting principle                   $   (2.80)     $    (.27)          1.72
    Change in accounting principle                            (.07)            --             --
                                                         ---------      ---------      ---------

        Net income (loss)                                $   (2.87)     $    (.27)     $    1.72
                                                         =========      =========      =========

Weighted average common shares outstanding                  15,010         15,383         27,623
                                                         =========      =========      =========


          See accompanying notes to consolidated financial statements.

                          TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1994, 1995 and 1996
                                 (In thousands)

                                                                                              Adjustments
                                                                             Additional  ------------------------
                                               Common   Common    paid-in   Accumulated   Currency     Pension
                                               shares   stock     capital     deficit    translation  liabilities    Total
                                               ------  ---------  --------- -----------  -----------  -----------    ------
Balance at December 31, 1993                   15,066  $     150  $ 135,290   $ (25,359)  $     (18)  $  (1,081)  $ 108,982
    Net loss                                       --         --         --     (43,077)         --          --     (43,077)
    Cash contribution                              --         --        419          --          --          --         419
    Adjustments, net                               --         --         --          --         178      (1,754)     (1,576)
                                               ------  ---------  ---------   ---------   ---------   ---------   ---------

Balance at December 31, 1994                   15,066        150    135,709     (68,436)        160      (2,835)     64,748
    Net loss                                       --         --         --      (4,217)         --          --      (4,217)
    Conversion of stockholder indebtedness        568          6     10,846          --          --          --      10,852
    Cash contribution                              59          1      1,147          --          --          --       1,148
    Noncash distribution to stockholders           --         --     (4,982)         --          --          --      (4,982)
    Adjustments, net                               --         --         --          --         123         456         579
                                               ------  ---------  ---------   ---------   ---------   ---------   ---------

Balance at December 31, 1995                   15,693        157    142,720     (72,653)        283      (2,379)     68,128
    Net income                                     --         --         --      47,644          --          --      47,644
    Common stock issued:
        IMI Titanium Acquisition (Note 4)       9,561         96     69,904          --          --          --      70,000
        Stock Offering (Note 11)                6,200         62    132,926          --          --          --     132,988
        Other                                       1         --         28          --          --          --          28
    Other, net                                     --         --        555          --          --          --         555
    Adjustments, net                               --         --         --          --       5,352       1,521       6,873
                                               ------  ---------  ---------   ---------   ---------   ---------   ---------

Balance at December 31, 1996                   31,455  $     315  $ 346,133   $ (25,009)  $   5,635   $    (858)  $ 326,216
                                               ======  =========  =========   =========   =========   =========   =========

          See accompanying notes to consolidated financial statements.

                          TITANIUM METALS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1994, 1995 and 1996
                                 (In thousands)


                                                              1994         1995       1996
                                                            ---------   ---------   ---------
Cash flows from operating activities:
    Net income (loss)                                       $ (43,077)  $  (4,217)  $  47,644
    Depreciation and amortization                               8,334      13,218      18,974
    Earnings of joint ventures in excess of distributions      (1,195)     (3,824)     (5,992)
    Special charges (credit)                                   10,000      (1,200)      4,824
    Deferred income taxes                                          --          --     (10,416)
    Minority interest and preacquisition earnings                  --          --       1,085
    Other, net                                                  3,449         (86)     (3,071)
                                                            ---------   ---------   ---------
                                                              (22,489)      3,891      53,048
    Change in assets and liabilities, net of acquisitions:
      Accounts and other receivables                            5,273        (870)    (29,998)
      Inventories                                                (738)    (15,477)    (13,309)
      Prepaid expenses                                            194          19      (6,786)
      Accounts payable and accrued liabilities                 (2,590)      6,036        (106)
      Income taxes                                                 (9)        165       4,521
      Accounts with related parties                               116        (275)     (8,412)
      Other, net                                                  222         396        (269)
                                                            ---------   ---------   ---------

      Net cash used by operating activities                   (20,021)     (6,115)     (1,311)
                                                            ---------   ---------   ---------

Cash flows from investing activities:
    Capital expenditures                                       (4,609)     (2,981)    (21,679)
    Business acquisitions:
      IMI Titanium Acquisition                                     --          --      (2,250)
      AJM Acquisition                                              --          --     (96,799)
      Other                                                        --          --     (10,885)
    Other, net                                                     40         421         213
                                                            ---------   ---------   ---------

      Net cash used by investing activities                    (4,569)     (2,560)   (131,400)
                                                            ---------   ---------   ---------

          See accompanying notes to consolidated financial statements.

                          TITANIUM METALS CORPORATION

                  Years ended December 31, 1994, 1995 and 1996
                                 (In thousands)


                                                          1994        1995        1996
                                                        ---------   ---------   ---------
Cash flows from financing activities:
    Indebtedness:
      Borrowings                                        $  63,625   $   9,371   $ 113,793
      Reductions                                          (48,829)     (7,371)   (179,480)
    Proceeds from issuance of common stock, net                --          --     131,488
    Proceeds from issuance of Company-obligated
      mandatorily redeemable preferred securities, net         --          --     192,409
    Capital contributions from related parties                419       1,148          --
    Related parties loans (repayments)                      2,500       5,500     (42,521)
                                                        ---------   ---------   ---------

      Net cash provided by financing activities            17,715       8,648     215,689
                                                        ---------   ---------   ---------

Cash and cash equivalents:
    Net increase (decrease) from:
      Operating, investing and financing activities        (6,875)        (27)     82,978
      Cash acquired                                            --          --       3,053
      Currency translation                                    146          51         471
                                                        ---------   ---------   ---------
                                                           (6,729)         24      86,502
    Balance at beginning of year                            6,729          --          24
                                                        ---------   ---------   ---------

    Balance at end of year                              $      --   $      24   $  86,526
                                                        ---------   ---------   ---------

Supplemental disclosures:
    Cash paid for:
      Interest expense                                  $   6,497   $   9,970   $   8,958
      Income taxes                                            120         112       6,348

    Acquisitions:
      Cash and cash equivalents                         $      --   $      --   $   3,053
      Goodwill and other intangibles                           --          --      85,158
      Other noncash assets                                     --          --     180,847
      Liabilities                                              --          --     (89,124)
      Common stock issued to IMI                               --          --     (70,000)
                                                        ---------   ---------   ---------

        Cash paid                                       $      --   $      --   $ 109,934
                                                        =========   =========   =========


          See accompanying notes to consolidated financial statements.

                          TITANIUM METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Organization:

         Titanium Metals Corporation ("TIMET") was a 75%-owned subsidiary of Tremont Corporation during 1994 and 1995 with the remaining 25% held by Union Titanium Sponge Corporation ("UTSC"), a consortium of Japanese companies. In February 1996, TIMET acquired the titanium businesses of IMI plc and affiliates ("IMI") for stock and in June 1996 completed an initial public offering of common stock (the "Stock Offering") which together reduced Tremont's ownership in TIMET to 30% and UTSC's ownership to 10%. Contran Corporation holds, directly or through subsidiaries, approximately 44% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons may be deemed to control each of Contran, Tremont and TIMET.

Note 2--Summary of significant accounting policies:

         Principles of consolidation. The accompanying consolidated financial statements include the accounts of TIMET and its majority-owned subsidiaries (collectively, the "Company"). All material intercompany accounts and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

         Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Ultimate actual results may, in some instances, differ from previously estimated amounts.

         Fiscal year. The Company uses a fiscal year ending on the Sunday closest to December 31 of each year. Each of the past three fiscal years reflect the results of operations for 52 weeks.

         Translation of foreign currencies. Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in the currency translation adjustments component of stockholders' equity, net of related deferred income taxes. Currency transaction gains and losses are recognized in income currently.

         Net sales.     Sales are recognized when products are shipped.

         Inventories and cost of sales. Inventories are stated at the lower of cost or market. The first-in, first-out ("FIFO") method is used to determine the cost of approximately 50% of inventories at December 31, 1996 with the last-in, first-out ("LIFO") method used to determine the cost of other inventories.

         Cash and cash equivalents. Cash equivalents include highly liquid investments with original maturities of three months or less.

         Investment in joint ventures. Investments in 20% to 50%-owned joint ventures are accounted for by the equity method.

         Intangible assets and amortization. Goodwill, representing the excess of cost over the fair value of individual net assets acquired in business combinations accounted for by the purchase method, is amortized by the straight line method over 15 years and is stated net of accumulated amortization of $1.6 million at December 31, 1996. Patents and other intangible assets, except intangible pension assets, are amortized by the straight-line method over the periods expected to be benefited, generally approximately nine years.

         Property, equipment and depreciation. Property and equipment are stated at cost. Maintenance, repairs and minor renewals are expensed; major improvements are capitalized. Interest costs related to major, long-term capital projects are capitalized as a component of construction costs and were nil in each of the past three years. Software development and conversion costs (excluding training) are capitalized and amortized over the software's estimated useful life.

         Depreciation related to TIMET's vacuum distillation process ("VDP") titanium sponge facility is computed on a units-of-production method based on the pounds of sponge produced and a rated annual production capacity of 22 million pounds. The amount of depreciation expense recognized in the future periods related to VDP is not expected to vary materially from the straight-line method. Other depreciation is computed principally on the straight-line method over the estimated useful lives of 15 to 40 years for buildings and 3 to 25 years for machinery and equipment.

         Employee benefit plans. Accounting and funding policies for retirement plans and postretirement benefits other than pensions ("OPEB") are described in
Note 13.

         Stock-based compensation. The Company has elected the disclosure alternative proscribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and to account for the Company's stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and its various interpretations. Under APB No. 25, no compensation cost is generally recognized for fixed stock options for which the exercise price is not less than the market price of the Company's common stock on the grant date. See Note 11.

         Research and development. Research and development expense approximated $2 million in each of the past three years.

         Advertising costs. Advertising costs, which are not significant, are expensed as incurred.

         Income taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in subsidiaries not included in TIMET's consolidated U.S. tax group.

         Stock split and earnings per share. Common shares outstanding for all periods presented have been adjusted to reflect the 65-for-1 split (the "Stock Split") of the Company's common stock effected in connection with the Stock Offering. Earnings per share is based upon the weighted average number of common shares outstanding after giving effect to the Stock Split. Common stock equivalents are excluded from the calculation because the effect for each of the past three years is either antidilutive or not material. See Note 17.

         Fair value of financial instruments. The Company's bank debt reprices with changes in market interest rates and, accordingly, the carrying amount of such debt is believed to approximate market value. See Note 9. At December 31, 1996, the fair value of Company-obligated mandatorily redeemable preferred securities (see Note 10) approximated $220 million based on quoted market prices (book value - $201 million).

         At December 31, 1996, the fair value of the Company's common equity, based on a quoted market price at that date of $32.875 per share, was approximately $1 billion (book value - $326 million).

Note 3--Business and geographic segments:

         The Company's operations are conducted in one business segment, titanium metals operations. The Company is a vertically integrated producer of titanium sponge, ingot, slab and mill forged or cast products for aerospace, industrial, and other applications. The Company's production facilities are located principally in the United States, United Kingdom, and France with its products sold throughout the world.

                                            1994           1995           1996
                                          ---------      ---------      ---------
                                                       (In thousands)

Sales                                     $ 145,984      $ 184,723      $ 507,074
                                          =========      =========      =========

Operating income (loss)                   $ (34,676)     $   5,378      $  59,849
General corporate income, net                   316          1,074            995
Interest expense                             (7,562)       (10,414)       (10,223)
                                          ---------      ---------      ---------
    Income (loss) before income taxes     $ (41,922)     $  (3,962)     $  50,621
                                          =========      =========      =========
Geographic segments
    Net sales - point of origin:
      United States                       $ 123,485      $ 174,802      $ 354,651
      Europe                                 30,542         13,862        186,063
      Eliminations                           (8,043)        (3,941)       (33,640)
                                          ---------      ---------      ---------
                                          $ 145,984      $ 184,723      $ 507,074
                                          =========      =========      =========
    Net sales - point of destination:
      United States                       $  89,519      $ 135,421      $ 312,640
      Europe                                 34,475         33,520        155,364
      Other                                  21,990         15,782         39,070
                                          ---------      ---------      ---------
                                          $ 145,984      $ 184,723      $ 507,074
                                          =========      =========      =========
   Operating income (loss):
      United States                       $ (34,278)     $   4,408      $  39,014
      Europe                                   (398)           970         20,835
                                          ---------      ---------      ---------
                                          $ (34,676)     $   5,378      $  59,849
                                          =========      =========      =========
   Identifiable assets:
      United States                       $ 227,361      $ 235,844      $ 442,163
      Europe                                  9,174         12,940        173,210
      General corporate - U.S.                3,687             --         87,645
                                          ---------      ---------      ---------
                                          $ 240,222      $ 248,784      $ 703,018
                                          =========      =========      =========

         Operating income (loss) includes restructuring charges of $10 million in 1994, a restructuring credit of $1.2 million in 1995 and $4.7 million of special charges related to the IMI Titanium Acquisition in 1996. See Note 5.

         General corporate income includes the Company's equity in earnings of Basic Investments, Inc. ("BII") and Victory Valley Land Company L.P. ("VVLC") of $.7 million in 1994 and $1.1 million in 1995, and interest income of $.4 million in 1996 on general corporate cash equivalents.

         Export sales from U.S. based operations approximated $35 million in 1994, $40 million in 1995 and $58 million in 1996. At December 31, 1996, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $73 million.

Note 4--Business combinations and joint ventures:

         IMI Titanium Acquisition. In February 1996, the Company acquired IMI's titanium metals businesses (the "IMI Titanium Acquisition"). IMI previously conducted its titanium business principally through its wholly owned United Kingdom subsidiary, IMI Titanium Ltd. (now known as TIMET UK), and its U.S. subsidiary, IMI Titanium, Inc. (now known as TIMET Castings). IMI conveyed all of its titanium related businesses to the Company in exchange for 9.6 million newly issued shares of common stock valued at $70 million, and the Company issued $20 million of the Company's subordinated debt to IMI in exchange for a like amount of debt previously owed to IMI by its U.K. subsidiary. In connection with the IMI Titanium Acquisition, Tremont was granted a three year option to purchase up to 2 million shares of the Company's common stock from IMI for $16 million. Tremont assigned to UTSC the right to acquire from IMI .5 million shares of the Company's common stock under the option.

         The Company accounted for the IMI Titanium Acquisition by the purchase method of accounting (purchase price approximately $72 million, including transaction costs). The Company has included the results of operations of the IMI titanium business in its consolidated results of operations effective at the beginning of 1996 with preacquisition earnings of approximately $.4 million deducted in determining net income for 1996. Preacquisition sales of the IMI titanium business included in consolidated sales for 1996 approximated $11.7 million.

         Axel Johnson Metals Acquisition. In October 1996, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Axel Johnson Metals, Inc. ("AJM") for approximately $97 million cash (the "AJM Acquisition"). The AJM Acquisition was completed through a newly-formed subsidiary, Titanium Hearth Technologies, Inc. ("THT, Inc."), and included the acquisition of the 50% partnership interest in Titanium Hearth Technologies ("THT") that TIMET did not previously own. THT, Inc. and subsidiaries operate titanium scrap processing facilities and electron beam cold hearth melting furnaces.

         The Company accounted for the AJM Acquisition by the purchase method and consolidated THT, Inc.'s results effective October 1, 1996; revenues for the fourth quarter of 1996 approximated $21 million. TIMET's purchases from THT approximated $8 million in 1994, $10 million in 1995, and $9 million in 1996 prior to the acquisition.

         TISTO. The Company held a 26% interest in TISTO, a German distributor of titanium products, prior to June 30, 1996. In July 1996, the Company purchased the remaining 74% equity interest for approximately $2 million in cash and TIMET UK guaranteed approximately $2 million in existing loans from former TISTO shareholders ($1.4 million outstanding at December 31, 1996). See
Note 9. TISTO's results were consolidated effective July 1, 1996; revenues approximated $10 million for the six months ended December 31, 1996.

         TIMET Savoie. In August 1996, TIMET and Compagnie Europeenne du Zirconium - CEZUS, S.A. ("CEZUS") completed an agreement to form a new jointly-owned French company ("TIMET Savoie") to manufacture and sell titanium products. TIMET Savoie is 70%-owned by TIMET and 30%-owned by CEZUS. CEZUS contributed cash, equipment and the CEZUS titanium business to TIMET Savoie, and certain CEZUS employees became employees of TIMET Savoie. TIMET contributed proprietary technology, all of its interest in its previously existing France-based distribution businesses and cash valued at a total of approximately $8 million and purchased inventory of $8 million from CEZUS. TIMET Savoie will manufacture products inside CEZUS' production facility in Ugine, France both directly, utilizing its own personnel and equipment, and, for melting and forging and certain other operations, indirectly by subcontracting to CEZUS under a long-term manufacturing agreement with CEZUS. The Company consolidated TIMET Savoie effective August 1, 1996; revenues for the five months ended December 31, 1996 were approximately $18 million.

         LASAB. In January 1997, the Company purchased LASAB Laser Applications-und Bearbeitungs GmbH ("LASAB") for less than $1 million cash and guaranteed, through its wholly-owned subsidiary, TIMET Deutschland, approximately $1 million of LASAB outstanding bank indebtedness. LASAB is in the titanium and stainless steel laser-welded tube and pipe and laser cutting business.

         Proforma financial information (unaudited). The following unaudited proforma financial information has been prepared assuming the IMI Titanium Acquisition and the AJM Acquisition occurred at the beginning of 1995. The proforma effect of the TISTO, TIMET Savoie and LASAB transactions is not material. The proforma financial information is not necessarily indicative of the operating results that might have occurred if the transactions had been completed at such earlier dates or the operating results which may occur in the future.

                                          1995        1996
                                        -------      -------
                               (In millions, except per share amounts)

Sales                                   $ 380.0      $ 564.4
Operating income (loss)                   (37.7)        59.8
Interest expense                           24.4         17.3
Net income (loss)                         (48.6)        43.2

Earnings per common share               $ (1.94)     $  1.50
Weighted average shares outstanding        25.0         28.8


         Joint ventures. The Company's investment in joint ventures at December 31, 1996 consisted of its one-third interest in MZI, LLC, which owns a technologically advanced ultrasonic unit for inspecting titanium billet.

         Prior to the October 1996 AJM Acquisition discussed above, the Company accounted for its 50% interest in THT by the equity method.

         Prior to October 1995, TIMET owned (i) a 32% equity interest in BII, which, among other things, provides utility services in the industrial park where one of TIMET's plants is located, and (ii) a 12% interest in VVLC, which is actively engaged in efforts to develop certain real estate. BII, through a wholly-owned subsidiary, owns an additional 50% interest in VVLC. In October 1995, TIMET made a pro rata distribution to its shareholders consisting of its interest in BII and VVLC, and certain real estate. The Company distributed the assets at their net carrying amount, which approximated $5 million.

         Summarized 1996 financial information of unconsolidated joint ventures for 1996 is omitted because (i) THT is now consolidated by the Company and proforma consolidated financial information is presented above and (ii) other joint ventures are insignificant. Summarized combined financial information of unconsolidated joint ventures for 1994 and 1995, principally THT, is shown below.

                                      1994        1995
                                     -------     -------
                                       (In thousands)
Income statement data:
    Revenues                         $43,043     $69,107
    Operating costs and expenses      38,598      54,764
    Interest and other expenses          582       1,153
       Net income                    $ 3,863     $13,190

Balance sheet data:
    Current assets                   $23,098     $23,980
    Noncurrent assets                 44,050      21,190
    Current liabilities               11,520       4,484
    Noncurrent liabilities            21,409      16,099

       Equity                        $34,219     $24,587



Note 5-- Special charges (credit):

         IMI titanium business. During 1996, TIMET recorded $4.7 million of special charges resulting from the IMI Titanium Acquisition and related integration of the operations acquired. Certain key executive officers of TIMET received common stock and cash payments with a combined value of approximately $3 million ($1.5 million common stock and $1.5 million cash) in consideration for their services in connection with the IMI Titanium Acquisition. TIMET also incurred $1.7 million of integration and other costs relating principally to the relocation of personnel and the consolidation of certain facilities. Integration costs are charged to operations as incurred.

         Restructuring charges. The Company's restructuring charges in 1994 and prior years were related to cost reduction and containment efforts taken in response to depressed industry conditions existing in those years. In the fourth quarter of 1995, the Company determined that its restructuring costs would ultimately be less than previously estimated and reversed $1.2 million of previously accrued restructuring charges. At December 31, 1996 all amounts were utilized and no restructuring charges remained accrued. Cash costs charged to the restructuring accrual were $1.2 million in 1994, $1.7 million in 1995 and $.8 million in 1996.


                                                   1994       1995      1996
                                                  ------     ------    ------
                                                          (In millions)
Special charges (credit) to operating income:
    IMI titanium business                         $   --     $   --    $  4.7
    Workforce related                                3.7        (.7)       --
    Excess space and other                           1.3        (.5)       .1
    Idled assets                                     4.5         --        --
    Other                                             .5         --        --
                                                  ------     ------    ------
                                                  $ 10.0     $ (1.2)   $  4.8
                                                  ======     ======    ======



Note 6--Inventories:


                                       1995         1996
                                     --------     --------
                                         (In thousands)

Raw materials                        $  7,778     $ 22,806
In process and finished products       57,538      125,137
Supplies                                3,818        7,545
                                     --------     --------
                                     $ 69,134     $155,488
                                     ========     ========



         The average cost of LIFO inventories exceeded the net carrying amount of such inventories by approximately $19 million at December 31, 1995 and $32 million at December 31, 1996.

Note 7-- Intangible and other noncurrent assets:

                                        December 31,
                                    -------------------
                                      1995        1996
                                    -------     -------
                                      (In thousands)
Intangible assets:
   Patents                           $    --     $14,103
   Convenants not to compete              --       5,000
   Intangible pension assets           1,424       1,199
                                     -------     -------
                                       1,424      20,302
   Less accumulated amortization          --         988
                                     -------     -------
                                     $ 1,424     $19,314
                                     =======     =======

Other noncurrent assets:
   Deferred financing costs          $    --     $ 8,775
   Prepaid pension costs               1,253       1,340
   Other                               3,774       3,684
                                     -------     -------
                                     $ 5,027     $13,799
                                     =======     =======


Note 8--Accrued liabilities:

                                 December 31,
                             -------------------
                               1995       1996
                             -------     -------
                                (In thousands)
OPEB cost                    $ 2,240     $ 2,024
Pension cost                   1,378       1,507
Other employee benefits        9,210      21,360
Environmental cost             1,143       1,643
Taxes, other than income       1,655       2,292
Interest                           3       1,304
Other                          5,334      16,043
                             -------     -------
                             $20,963     $46,173
                             =======     =======

Note 9--Notes payable, long-term debt and capital lease obligations to related parties:


                                                      December 31,
                                                  -------------------
                                                    1995       1996
                                                  -------     -------
                                                     (In thousands)
Notes payable - non U.S. credit agreements        $    --     $ 7,992
                                                  =======     =======

Long-term debt:
    U.S. credit agreement                         $66,955     $    --
    Former TISTO shareholders                          --       1,415
    Other                                             280         140
                                                  -------     -------
                                                   67,235       1,555
    Less current maturities                        45,695         397
                                                  -------     -------
                                                  $21,540     $ 1,158
                                                  =======     =======

Capital lease obligations to related parties:
    IMI                                           $    --     $10,671
    CEZUS                                              --         963
                                                  -------     -------
                                                       --      11,634
    Less current maturities                            --          72
                                                  -------     -------
                                                  $    --     $11,562
                                                  =======     =======


         U.S. credit agreement. TIMET's $105 million U.S. credit facility provides for term loans aggregating $24 million with the balance of the facility available as a revolving credit/letter of credit facility. Borrowings under the revolving portion are limited to a formula-determined amount (the "borrowing base") of accounts receivable and inventories. Interest accrues, at the Company's option, at the prime rate plus .75% or LIBOR plus 2.25%. The credit facility matures on December 31, 1998. The weighted average interest rate on outstanding revolver and term loan borrowings was 11% at December 31, 1995 (none outstanding at December 31, 1996). Borrowings are collateralized by substantially all of TIMET's assets. The credit agreement prohibits dividends on the Company's common stock in excess of 20% of net income in any year, limits additional indebtedness and transactions with affiliates, requires the maintenance of certain financial amounts and contains other covenants customary in transactions of this type. At December 31, 1996, the Company had about $102 million of borrowing availability under this credit agreement.

         Non-U.S. credit agreements. At December 31, 1996, TIMET UK had a (pound)10 million ($15 million) overdraft/revolving bank credit facility. The agreement restricts payments of dividends from TIMET UK, loans and other transactions with related parties and contains other covenants customary in agreements of this type. Borrowings are collateralized by substantially all of TIMET UK's assets and bear interest generally at the bank's base rate plus 2% (8% at December 31, 1996). Borrowings of approximately $2.9 million were outstanding at December 31, 1996. The TIMET UK facility was revised in 1997 to, among other things, increase the facility to (pound)21 million ($35 million), reduce the interest rate by up to .75% and extend the agreement through March 1998.

         TISTO has Deutsche mark ("DM") denominated short-term bank credit agreements with outstanding balances of $1.2 million at December 31, 1996. Interest accrues based on a variable rate (9.25% at December 31, 1996).

         TIMET Savoie has French franc denominated short-term bank credit facilities providing for aggregate borrowings of approximately $3.8 million. Interest accrues at PIBOR plus .6% (4% at December 31, 1996) and outstanding borrowings approximated $3.8 million at December 31, 1996. TIMET UK has guaranteed outstanding indebtedness under these facilities. In addition, TIMET Savoie has a $6 million factoring agreement with a French finance company. During 1996, TIMET Savoie factored trade receivables approximating $7.2 million and at December 31, 1996 was contingently liable for receivables factored with recourse of approximately $1.6 million. Under the terms of the factoring agreement, TIMET Savoie pays a fee equal to .2% of the amount factored and interest accrues at PIBOR plus .45%. TIMET UK has guaranteed payment on factored amounts. See Note 15 for a related party credit agreement TIMET Savoie has with CEZUS.

         At December 31, 1996, unused borrowing availability under the Company's non-U.S. bank credit agreements approximated $8 million.

         Capital lease obligations. In connection with the IMI Titanium Acquisition, the Company entered into long-term leases with IMI principally covering its production facilities within England and in connection with the TIMET Savoie transaction, entered into long-term leases with CEZUS covering machinery and equipment. The terms of these capital leases range from 10 to 30 years. The UK rentals are subject to adjustment every five years based on changes in certain published price indexes. TIMET has guaranteed TIMET UK's obligations under its leases. Assets held under capital leases included in buildings and equipment at December 31, 1996 were $10.7 million and $1 million, respectively, with related accumulated depreciation of $.3 million.

Aggregate maturities of long-term debt and capital lease obligations:

                                        Capital       Long-term
                                        Leases         Debt
                                       --------      --------
                                           (In thousands)
Years ending December 31,
       1997                            $  1,219      $    397
       1998                               1,219         1,158
       1999                               1,219            --
       2000                               1,219            --
       2001                               1,219            --
2002 and thereafter                      26,750            --
Less amounts representing interest      (21,211)           --
                                       --------      --------
                                       $ 11,634      $  1,555
                                       ========      ========

Note 10--Minority interest - Company-obligated mandatorily redeemable preferred securities:

         In November 1996, TIMET Capital Trust I (the "Trust"), a wholly-owned subsidiary of TIMET, issued $201 million of 6.625% Company-obligated mandatorily redeemable preferred securities (the "Convertible Preferred Securities") and $6 million of 6.625% common securities. TIMET holds all of the outstanding common securities of the Trust. The Trust used the proceeds from such issuance to purchase from the Company $207 million principal amount of TIMET's 6.625% convertible junior subordinated debentures due 2026 (the "Subordinated Debentures") and, in the aggregate, constitute a full and unconditional guarantee by the Company of the Trust's obligations under the Convertible Preferred Securities. The sole assets of the Trust are the Subordinated Debentures. The Convertible Preferred Securities represent undivided beneficial ownership interests in the Trust, are entitled to cumulative preferred distributions from the Trust of 6.625% per annum, compounded quarterly, and are convertible, at the option of the holder, into TIMET common stock at the rate of 1.339 shares of common stock per Convertible Preferred Security (an equivalent price of $37.34 per share), for an aggregate of 5.4 million common shares if fully converted.

         The Convertible Preferred Securities mature December 2026 and are redeemable at the Company's option beginning December 1999, initially at approximately 104.6% of principal amount declining to 100% from December 2006. The Company has the right to defer interest payments for up to 20 consecutive quarters ("Extension Period") on one or more occasions. In the event the Company exercises this right, it would be unable during any Extension Period to, among other things, pay dividends on or reacquire its capital stock.

Note 11--Stockholders' equity:

         Common stock. In June 1996, the Company completed the sale of 6.2 million shares of its common stock in the Stock Offering at an initial price to the public of $23 per share. In connection with the Stock Offering, the Company effected the Stock Split, increased its authorized common shares to 99 million shares, increased its authorized preferred stock to 1 million shares, and reserved up to 3.1 million shares to be issued under the 1996 Long Term Incentive Plan (the "TIMET Incentive Plan"). The Company's net proceeds from the Stock Offering approximated $131 million. The Company used approximately $42.5 million of the net proceeds to repay existing indebtedness to stockholders ($22.5 million to Tremont and $20 million to IMI) and $82 million to repay indebtedness under its U.S. credit agreement. Supplemental earnings per common share, assuming the stock offering had been completed at the beginning of 1996, would have been $1.75 per share.

         Certain key executive officers of the Company received shares (the "Management Shares") of the Company's Class B common stock and cash payments with a combined value of approximately $3 million in consideration for their services in connection with the IMI Titanium Acquisition. The Class B Management Shares were converted into 93,000 shares of the Company's common stock in connection with the Stock Offering, and no Class B shares are currently outstanding or authorized.

         Preferred stock. Effective with the Stock Offering, the Company is authorized to issue 1 million shares of preferred stock. The rights of preferred stock as to, among other things, dividends, liquidation, redemption, conversions, and voting rights are determined by the Board of Directors.

         Common stock options. The TIMET Incentive Plan provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights and other incentive compensation to officers and other key employees of the Company. Effective with the Stock Offering, options were granted to acquire 437,400 shares at prices equal to or greater than the market price at the date of grant ($23 to $29 per share). Other options granted in 1996, principally in conjunction with the AJM Acquisition, aggregated 98,000 shares at market prices ranging from $28.56 to $31.25. Options vest over five years and expire ten years from date of grant.

         Additionally, the Board of Directors authorized, effective with the Stock Offering, a plan for its nonemployee directors that provides for eligible directors to receive 625 options effective with the Stock Offering and to annually be granted options to purchase 625 shares of the Company's common stock at a price equal to the market price on the date of grant and to receive, as partial payment of director fees, annual grants of 400 shares of common stock. In 1996, options to purchase 3,750 shares of the Company's common stock were granted to nonemployee directors of the Company at exercise prices ranging from $23 to $32.875 per share. Options granted to nonemployee directors vest in one year and expire five years from date of grant. In February 1997, the non-eligible members of the Board of Directors amended this plan to increase the number of shares granted under options to 1,500 per year beginning in 1998, and to increase the term of future options to ten years.

         At December 31, 1996, 538,150 options were outstanding at prices ranging from $23 to $32.875 ($13.8 million aggregate amount payable upon exercise), no options were exercisable, and 1,875 nonemployee director options become exercisable in 1997. At December 31, 1996, 1,964,600 shares and 58,750 shares were available for future grant under the TIMET Incentive Plan and the nonemployee director plan, respectively.

         The following table summarizes information about the Company's stock options outstanding at December 31, 1996. Weighted average fair values were estimated using the Black-Scholes model and assumptions listed below.

                                                           Weighted Average
                                                  ----------------------------------
  Option                              Exercise     Exercise      Fair     Remaining
  Grants              Shares           Prices       Price        Value   Life (years)
  ------             -------        -----------   ---------    --------- ------------
At market            371,150        $23-$32.875   $   24.64    $   12.47
Above market         167,000        $26-$29           27.50    $   10.22
                     -------        -----------   ---------    ---------

                     538,150        $23-$32.875   $   25.53    $   11.77     9.5
                     =======        ===========   =========    =========  ======

Assumptions:
     Expected life (years)                     6
     Risk-free interest rate               6.67%
     Volatility                              40%
     Dividend yield                           0%


         Had stock-based compensation cost been determined based on the estimated fair values of options granted and recognized as compensation expense over the vesting period of the grants in accordance with SFAS No. 123, the Company's pretax income, net income and earnings per share for 1996 would have been reduced by $1.1 million, $.7 million and $.03 per share, respectively.

Note 12--Income taxes:

         Summarized below are (i) the components of income (loss) before income taxes, minority interest, preacquisition earnings and cumulative effect of a change in accounting principle ("pretax income (loss)"), (ii) the difference between the income tax expense (benefit) attributable to pretax income (loss) and the amounts that would be expected using the U.S. federal statutory income tax rate of 35%, and (iii) the components of the income tax expense (benefit) attributable to pretax income (loss).

                                                              1994             1995             1996
                                                            --------         --------         --------
                                                                           (In thousands)
Expected income tax expense (benefit)                       $(14,673)        $ (1,387)          17,717
Adjustment of deferred tax valuation allowance:
    Related to current year results                           14,900            1,502           (6,519)
    Change in estimate of future realization                      --               --          (10,000)
Incremental tax on non-tax group companies                      (164)              (1)             (46)
U.S. state income taxes, net                                      97               --              848
Other, net                                                        (5)             141             (108)
                                                            --------         --------         --------
                                                            $    155         $    255            1,892
                                                            ========         ========         ========
Income tax expense:
    Current income taxes:
      U.S                                                   $    149         $     --         $  6,072
      Non-U.S                                                      6              255            6,236
                                                            --------         --------         --------
                                                                 155              255           12,308
                                                            ========         ========         ========
    Deferred income taxes (benefit):
      U.S                                                         --               --          (10,809)
      Non-U.S                                                     --               --              393
                                                            --------         --------         --------
                                                                  --               --          (10,416)
                                                            --------         --------         --------
                                                            $    155         $    255         $  1,892
                                                            ========         ========         ========
Pretax income (loss):
    U.S                                                     $(41,284)        $ (4,589)        $ 32,671
    Non-U.S                                                     (638)             627           17,950
                                                            --------         --------         --------
                                                            $(41,922)        $ (3,962)        $ 50,621
                                                            ========         ========         ========


Comprehensive tax provision allocable to:
    Pretax income                                           $    155         $    255         $  1,892
    Stockholders' equity, principally deferred taxes
       allocable to adjustment components                         --               --            2,500
                                                            --------         --------         --------
                                                            $    155         $    255         $  4,392
                                                            ========         ========         ========

                                                                                   December 31,
                                                                --------------------------------------------------
                                                                        1995                        1996
                                                                ---------------------       ----------------------
                                                                Assets      Liabilities     Assets     Liabilities
                                                                ------      -----------     ------     -----------
                                                                                   (In millions)
Temporary differences relating to net assets:
    Inventories                                                 $    --       $  (5.0)      $    --       $  (4.9)
    Property and equipment                                           --          (3.8)           --         (13.0)
    Accrued OPEB cost                                              11.7            --          11.4            --
    Accrued liabilities and other deductible differences            8.3            --          10.9            --
    Other taxable differences                                        --          (2.5)           --          (5.5)
    Investments in subsidiaries and affiliates not
      included in the consolidated tax group                         --          (3.2)           --          (3.0)
Tax loss and credit carryforwards                                  15.8            --          11.7            --
Valuation allowance                                               (22.7)           --          (6.2)           --
                                                                -------       -------       -------       -------
Gross deferred tax assets (liabilities)                            13.1         (14.5)         27.8         (26.4)
Netting                                                           (13.1)         13.1         (15.5)         15.5
                                                                -------       -------       -------       -------
Total deferred taxes                                                 --          (1.4)         12.3         (10.9)
Less current deferred taxes                                          --           (.6)          0.7           (.3)
                                                                -------       -------       -------       -------
Net noncurrent deferred taxes                                   $    --       $   (.8)      $  11.6       $ (10.6)
                                                                =======       =======       =======       =======


         The Company's valuation allowance increased in the aggregate (including amounts allocated to items other than continuing operations) by $14.7 million in 1994 and decreased by $.9 million in 1995 and $16.5 million in 1996. The 1996 valuation allowance reduction included $10 million due to a change in estimate of the future tax benefits of certain tax net operating loss carryforwards ("NOLs") and alternative minimum tax credit ("AMT") carryforwards that will more likely than not be realized.

         At December 31, 1996, the Company had, for U.S. federal income tax purposes, NOLs of approximately $24 million expiring in 2008 and 2009. The utilization of the Company's NOLs is subject to an annual limitation. At December 31, 1996, the Company had an AMT carryforward of approximately $3 million, which can be utilized to offset regular income taxes payable in future years. The AMT carryforward has an indefinite carryforward period.

Note 13--Employee benefit plans:

         Variable compensation plans. Approximately 85% of the Company's total worldwide employees, including a significant portion of its domestic hourly employees, participate in compensation programs which provide for variable compensation based upon the financial performance of the Company and, in certain circumstances, the individual performance of the employee. The cost of these plans was $.8 million in 1994, $.3 million in 1995 and $12 million in 1996.

         Defined contribution plans. All of the Company's domestic hourly and salaried employees (70% of total worldwide employees at December 31, 1996) are eligible to participate in contributory savings plans with partial matching employer contributions. Company matching contributions are based on company profitability for 60% of eligible employees. Approximately 40% of the Company's total employees at December 31, 1996 also participate in a defined contribution pension plan with contributions based, beginning in 1996, upon a fixed percentage of the employee's eligible earnings. The cost of these pension and savings plans was $3 million in 1996 and was insignificant in 1994 and 1995 due to the Company reporting net losses in those years.

         Defined benefit pension plans. The Company maintains contributory and noncontributory defined benefit pension plans covering approximately 50% of employees at December 31, 1996 (substantially all European employees and one-third of its domestic workforce). Defined pension benefits are generally based on years of service and compensation, and the related expense is based upon independent actuarial valuations. The Company's funding policy for U.S. plans is to contribute annually amounts satisfying the funding requirements of the Employee Retirement Income Security Act of 1974, as amended. Non-U.S. defined benefit pension plans are funded in accordance with applicable statutory requirements. The defined benefit pension plans for domestic employees were closed to new participants prior to 1996 and, in addition with respect to salaried employees, benefit levels have been frozen.

         The funded status of the Company's defined benefit pension plans and the components of net periodic defined benefit pension cost are set forth below. The rates used in determining the actuarial present value of benefit obligations at December 31, 1996 were: (i) discount rates -- 7% to 8.75% (7.5% in 1995), and (ii) rates of increase in future compensation levels -- 3% to 6.5% (3% in 1995). The expected long-term rates of return on assets used was 7% to 9.75% in 1996 and 9% in 1995. The benefit obligations are sensitive to changes in these estimated rates and actual results may differ from the obligations noted below. At December 31, 1996, the assets of the plans are primarily comprised of U.S. government obligations, corporate stocks and bonds.


                                                              Assets Exceed                 Accumulated Benefits
                                                          Accumulated Benefits                 Exceed Assets
                                                       -------------------------         -------------------------
                                                              December 31,                     December 31,
                                                         1995             1996             1995             1996
                                                       --------         --------         --------         --------
                                                                              (In thousands)
Actuarial present value of benefit obligations:
    Vested benefit obligations                         $ 16,183         $ 47,733         $ 34,705         $ 34,424
    Nonvested benefits                                      955            3,040            1,510            1,448
                                                       --------         --------         --------         --------
    Accumulated benefit obligations                      17,138           50,773           36,215           35,872
    Effect of projected salary increases                     65           27,766              110              114
                                                       --------         --------         --------         --------
    Projected benefit obligations                        17,203           78,539           36,325           35,986
Plan assets at fair value                                18,146           82,118           28,884           31,624
                                                       --------         --------         --------         --------
Plan assets over (under) projected benefit
    obligations                                             943            3,579           (7,441)          (4,362)
Unrecognized net loss from experience
    different from actuarial assumptions                  1,186           (2,674)           3,837            1,981
Unrecognized prior service cost                             235            1,269            1,424            1,199
Unrecognized net assets being amortized
    over 14 years                                        (1,111)            (834)          (1,349)          (1,011)
Adjustment to recognize minimum liability                    --               --           (3,815)          (2,057)
                                                       --------         --------         --------         --------
Total prepaid (accrued) pension cost                      1,253            1,340           (7,344)          (4,250)
Current portion                                              --               --           (1,378)          (1,507)
                                                       --------         --------         --------         --------

    Noncurrent prepaid (accrued) pension cost          $  1,253         $  1,340         $ (5,966)        $ (2,743)
                                                       ========         ========         ========         ========

                                                       1994            1995            1996
                                                      -------         -------         -------
                                                                   (In thousands)

Service cost benefits earned                          $   846         $   630         $ 3,260
Interest cost on projected benefit obligations          3,457           3,959           7,696
Actual return on plan assets                            1,163          (9,560)         (7,256)
Net amortization and deferrals                         (5,254)          5,910          (1,951)
                                                      -------         -------         -------
    Net pension expense                               $   212         $   939         $ 1,749
                                                      =======         =======         =======


         Postretirement benefits other than pensions. The Company provides certain postretirement health care and life insurance benefits to certain of its domestic eligible retired employees. The Company funds such benefits as they are incurred, net of any contributions by the retirees. Under plans currently in effect, a majority of TIMET's active domestic employees would become eligible for these benefits if they reach normal retirement age while working for TIMET. These plans have been revised to discontinue employer-paid health care coverage for future retirees once they become Medicare-eligible.

         The components of the periodic OPEB cost and accumulated OPEB obligations are set forth below. The rates used in determining the actuarial present value of the accumulated OPEB obligations at December 31, 1996 were:
(i) discount rate--7.75% (7.5% in 1995), (ii) rate of increase in future compensation levels -- 3% and (iii) rate of increase in future health care costs--11% in 1997, gradually declining to 6% in 2016 and thereafter. If the health care cost trend rate was increased by one percentage point for each year, OPEB expense would have increased approximately $.2 million in 1996, and the actuarial present value of accumulated OPEB obligations at December 31, 1996 would have increased approximately $1.5 million. The accrued OPEB cost is sensitive to changes in these estimated rates and actual results may differ from the obligations noted below.

                                                                     December 31,
                                                                ----------------------
                                                                 1995           1996
                                                                -------        -------
                                                                     (In thousands)
Actuarial present value of accumulated OPEB obligations:
    Retiree benefits                                            $18,805        $16,266
    Other fully eligible active plan participants                 1,227          1,236
    Other active plan participants                                5,456          3,750
                                                                -------        -------
                                                                 25,488         21,252
Unrecognized net gain from experience different from
    actuarial assumptions                                           730          4,536
Unrecognized prior service credits                                4,174          3,748
                                                                -------        -------
Total accrued OPEB cost                                          30,392         29,536
Less current portion                                              2,240          2,024
                                                                -------        -------
    Noncurrent accrued OPEB cost                                $28,152        $27,512
                                                                =======        =======

                                                      1994             1995            1996
                                                     -------         -------         -------
                                                                 (In thousands)
Service cost benefits earned                         $   395         $   242         $   407
Interest cost on accumulated OPEB obligations          1,791           2,060           1,567
Net amortization and deferrals                          (244)           (475)           (653)
                                                     -------         -------         -------
    Net OPEB expense                                 $ 1,942         $ 1,827         $ 1,321
                                                     =======         =======         =======



Note 14--Changes in accounting principles:

         In 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits" and recorded a $1 million charge for this change in accounting principle.

         SFAS No. 128, "Earnings per Share," issued in February 1997 is effective for the Company in 1997. Had SFAS No. 128 been effective during 1994, 1995 and 1996, (i) "Basic earnings per share" under SFAS No. 128 would have been the same as earnings per common share reported by the Company and
(ii) "Dilutive earnings per share" under SFAS No. 128 would have been the same as fully diluted earnings per share reported by the Company.

Note 15--Related party transactions:

         The Company may be deemed to be controlled by Harold C. Simmons. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (i) intercorporate transactions with related companies such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. The Company continuously considers, reviews and evaluates, and understands that Contran, Tremont and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that the Company might be a party to one or more such transactions in the future.

         It is the policy of the Company to engage in transactions with related parties on terms which are, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

         The Company has an intercorporate services agreement with Tremont whereby the Company will provide certain management, financial and other services to Tremont for approximately $.4 million in 1996, subject to renewal for future years. Charges to (from) Tremont approximated nil in 1994 and $(.9) million in 1995 pursuant to similar arrangements for compensation and intercorporate services.

         The Company purchases certain utility services from BMI. The amount paid to BMI approximated $1 million in each of the past three years.

         Receivables from related parties relate principally to sales to UTSC. Current payables to related parties include current portions of capital leases and loans from CEZUS. Noncurrent payables to related parties, excluding long-term capital lease obligations (see
Note 9), are summarized below.

                                               December 31,
                                         ----------------------
                                           1995           1996
                                         -------        -------
                                             (In thousands)
Noncurrent liabilities - Tremont:
    Loans and interest                   $22,460        $    --
    Other                                  1,482            996
                                         -------        -------
                                         $23,942        $   996
                                         =======        =======


         Interest expense on related party indebtedness was $2.4 million in 1994, $2.1 million in 1995 and $2.9 million in 1996. In connection with the IMI Titanium Acquisition, the Company issued $20 million of TIMET subordinated debt payable to IMI in exchange for a like amount of debt previously owed to IMI by the IMI titanium businesses. The subordinated debt to both IMI and Tremont accrued interest at 10.4%. See Note 11 regarding, among other things, the repayment of loans due to IMI and Tremont with proceeds from the Stock Offering.

         TIMET Savoie has a French franc denominated short term credit facility available from CEZUS which provides, under certain circumstances, for borrowings up to $13 million. Interest accrues at a weighted average rate published by Banque de France plus .125% (4% at December 31, 1996). At December 31, 1996 approximately $1 million was outstanding under this agreement. Additionally, CEZUS has the right to sell their interest in TIMET Savoie to the Company for 30% of TIMET Savoie's registered capital after TIMET Savoie has had two consecutive years of profitable operations and all outstanding borrowings to CEZUS have been repaid. The Company has the right to purchase CEZUS' 30% interest in TIMET Savoie for 30% of TIMET Savoie's equity determined under French accounting principles on or after December 31, 1997 and following the repayment of all outstanding borrowings to CEZUS.

         TIMET completed a recapitalization in 1995 under which, among other things, (i) Tremont made a $1 million cash capital contribution to TIMET and exchanged $8 million of TIMET subordinated debt into TIMET common equity, (ii) TIMET made a $1 million cash prepayment of accrued interest to UTSC, and (iii) UTSC exchanged $3 million of interest owed by TIMET to UTSC into TIMET common equity. In connection with the recapitalization, TIMET issued .5 million shares of common stock pro rata to its then-existing shareholders.

         In connection with amendments of the Company's credit facility during 1995, Tremont advanced TIMET $8 million as additional subordinated TIMET debt ($2.5 million advanced in 1994 and $5.5 million advanced in 1995), guaranteed $5 million of the term loans, collateralized such guarantee with approximately 600,000 shares of NL Industries, Inc. common stock held by Tremont, and agreed to pledge additional NL shares as necessary to meet certain market value thresholds. NL is an indirect subsidiary of Contran. Contran entered into an agreement with TIMET's lenders whereby Contran was obligated to purchase the pledged shares from TIMET's lenders under certain conditions. In connection with the Stock Offering, the security arrangements between the Company's lenders and Tremont and Contran were terminated.

         UTSC made a $.4 million capital contribution to TIMET during 1994.

         In connection with the construction and financing of TIMET's VDP plant, UTSC licensed certain technology to TIMET in exchange for the right, effective after UTSC's conversion of debt into TIMET common stock, to acquire up to 20% of TIMET's annual production capacity of VDP sponge at agreed-upon prices through early 1997 and higher formula-determined prices thereafter through 2008. TIMET's December 1996 selling prices to UTSC were approximately 15% below the cost at which TIMET was purchasing titanium sponge under agreements with third parties. The discount from fair market value represents TIMET's consideration to UTSC for the licensed technology. Sales to UTSC approximated $2 million in 1994, $9 million in 1995 and $12 million in 1996.

Note 16--Commitments and contingencies:

         Operating leases. The Company leases certain manufacturing and office facilities and various equipment. Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases management expects that, in the normal course of business, leases will be renewed or replaced by other leases. Net rent expense was approximately $1.3 million in 1994, $1.4 million in 1995 and $2.7 million in 1996.

         At December 31, 1996, future minimum payments under noncancellable operating leases having an initial or remaining term in excess of one year were as follows:

                                                               Amount
                                                               ------
                                                           (In thousands)
Years ending December 31,
-------------------------
    1997                                                       $3,003
    1998                                                        1,701
    1999                                                          832
    2000                                                          339
    2001                                                          189
                                                               ------
                                                                6,064
LESS SUBLEASE INCOME                                              614
                                                               ------
                                                               $5,450
                                                               ======


Legal proceedings and contingencies.

         Cadmus/Sutherin. In May 1995, TIMET received notice of two separate actions naming TIMET as a defendant, each brought by a former employee alleging that TIMET intentionally exposed such employee to dangerous levels of certain chemicals and/or metals during his employment at TIMET's plant in Toronto, Ohio (Sutherin v. Titanium Metals Corporation, No. 95 CV 00168, Court of Common Pleas, Jefferson County, Ohio; Cadmus v. Titanium Metals Corporation, No. 94 CV 00469, Court of Common Pleas, Jefferson County, Ohio). The complaints seek compensatory and punitive damages totaling approximately $2.5 million each. Both of these cases were subsequently removed to U.S. District Court for the Southern District of Ohio (Sutherin, No. C2-95-551; Cadmus, No. C2-95-586). The Sutherin case was dismissed without prejudice by the plaintiff in June 1996. The Cadmus action is currently in discovery.

         Plaintiff's claims in Cadmus are similar to previous claims made by plaintiff and rejected by the Ohio Industrial Commission (which decision is currently on appeal in state court in Ohio). TIMET intends to vigorously defend this action as well. At December 31, 1996, TIMET had not accrued any amounts related to either of these matters.

         Ray Cook Golf. In April 1996, TIMET Castings received a letter from a golf club manufacturer, Ray Cook Golf Company ("Ray Cook"), claiming breach of contract and trademark infringement. Ray Cook asserted damages in the approximate amount of $.6 million for lost profits and delivery delays relating to the production of golf club heads by TIMET Castings. In March 1997, the Company received notice that Ray Cook had filed (but not yet served) an action claiming damages in excess of $5 million with respect to this matter. The Company believes that this action is without merit, intends to continue to deny all allegations of liability and to defend this action vigorously. The Company has not accrued any amounts related to this matter.

         Tungsten contamination. In 1993, TIMET discovered an anomaly in certain alloyed titanium material manufactured by TIMET for shipment to a jet engine manufacturer, resulting from tungsten carbide contaminated chromium sold to TIMET by a third-party vendor and used as an alloying addition to this titanium material. In June 1996, the Company entered into a settlement agreement with the purchaser of the material which calls for payment by the Company of an aggregate $2 million; a $.2 million lump-sum payment with the balance payable in equal quarterly payments ($1.5 million unpaid and accrued at December 31, 1996). The Company has filed an action against the chromium supplier (Titanium Metals Corp. v. Elkem Metals, Case No. 97-0369, W.D. Pa.) seeking recovery of the cost to TIMET to settle with its customer plus related costs. The Company's estimate of any recovery from the chromium supplier and/or TIMET's insurance carrier is based on management's judgment of the likely outcome based on facts and circumstances known at the time and is subject to future revisions.

         In addition, in 1995 TIMET learned that a jet engine disk that had been in service since 1989 was discovered during routine inspection to have a high density inclusion that was not identified during manufacture and testing by TIMET or the subsequent forger of the material. The inclusion was completely intact and showed no signs of cracking or fatigue that would suggest that it posed a safety problem. Subsequent metallurgical inspection identified the inclusion as pure tungsten, which TIMET believes would have resulted from contaminated chromium used in the manufacture of the titanium alloy. TIMET currently believes that the engine manufacturer will require that engines containing disks manufactured from titanium having a link to the potentially contaminated lot of chromium be subjected to a higher level of inspection or to more frequent inspection to assure that there is no safety issue involved. While TIMET does not currently anticipate that it will incur any material liability in connection with this matter, no assurances can be given in this regard. At December 31, 1996, TIMET had not accrued any amount with respect to this matter.

  Environmental matters.

         BMI Companies. TIMET and certain other companies, including Kerr-McGee Chemical Corporation, Chemstar Lime Company and Pioneer Chlor Alkali, Inc. (successor to Stauffer Chemical Company) operate facilities in a complex (the "BMI Complex") owned by BMI, adjacent to TIMET's Henderson, Nevada plant. In 1993, TIMET and each of such companies, along with certain other companies who previously operated facilities in the common areas of the BMI Complex (collectively the "BMI Companies") completed a Phase I environmental assessment of the common areas of the BMI Complex and each of the individual company sites pursuant to consent agreements with the Nevada Division of Environmental Protection ("NDEP"). In July 1996, the Company signed a consent agreement with NDEP regarding implementation of the Phase II assessment of the Company property within the BMI Complex. A report regarding the Phase II assessment of the common areas of the BMI Complex was submitted to NDEP in August 1996. At December 31, 1996, the Company had accrued $1 million with respect to this matter. Until completion of the sampling and analysis that will be involved in the Phase II assessment of the Company property and any further Phase II testing that NDEP may require for the BMI Complex common areas, it is not possible to provide a reasonable estimate of the additional remediation costs, if any, or the Company's likely share of any such costs.

         In November 1995, TIMET and other BMI Companies were contacted by a company proposing to develop a parcel of land adjacent to the BMI Complex, alleging that the parcel had been contaminated by the BMI Companies through their operations and threatening legal action to recover its development costs to date of approximately $2.8 million. Based on the results of the investigation in late 1995 and early 1996, the Company does not believe there is any basis for the claim, and the claimants have not pursued the matter further. At December 31, 1996, TIMET had not accrued any amounts with respect to this matter. The parties are currently negotiating a complete settlement of this matter in connection with a sale of certain other properties by VVLC to the claimant.

         Pomona facility. The Company has conducted an additional study and assessment work as required by the California Regional Water Quality Control Board--Los Angeles Region (the "Water Quality Board") related to soil and possible groundwater contamination at TIMET Castings' Pomona, California facility. The site is near an area that has been designated as a U.S. Environmental Protection Agency "Superfund" site. At December 31, 1996, the Company had accrued $.6 million related to this matter. Although the Company does not believe it will incur a material liability in respect of the Pomona facility, the Water Quality Board has not completed its review.

         The Company determines the amount of its accruals for environmental matters on a quarterly basis by analyzing and estimating the range of possible costs in light of the available information. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made.
Further, there can be no assurance that additional environmental matters will not arise in the future.

         Other. The Company is involved in various other environmental, contractual, product liability and other claims and disputes incidental to its business.

         The Company currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

         Concentration of credit and other risks. Substantially all of the Company's operating income and most of its sales are derived from U.S. and Europe-based operations. The majority of the Company's sales are to customers in the aerospace industry (including airframe and engine construction). Such concentration of customers may impact the Company's overall exposure to credit and other risks, either positively or negatively, in that such customers may be similarly affected by economic or other conditions. The Company's ten largest customers accounted for about one-third of net sales in each of the past three years and about one-third of accounts receivable at December 31, 1995 and 1996. Receivables are generally not collateralized.

         At December 31, 1996, substantially all of the Company's cash and cash equivalents were held by one financial institution.

Note 17--Quarterly results of operations (unaudited):

                                                                    Quarters ended
                                              ---------------------------------------------------------
                                              March 31         June 30         Sept. 30        Dec. 31
                                              ---------       ---------       ---------       ---------
                                                         (In millions, except per share data)
Year ended December 31, 1996:

    Net sales                                 $ 107.6         $ 118.8         $ 123.4         $ 157.3
    Operating income                              6.8            13.8            17.8            21.4

    Net income                                $   2.1         $   8.1         $  13.3         $  24.1
    Net income per common share                   .10             .30             .42             .77
    Fully diluted net income per share                                                            .75

Year ended December 31, 1995:

    Net sales                                 $  41.7         $  45.6         $  47.9         $  49.5
    Operating income (loss)                      (1.6)            1.1             2.3             3.6

    Net income (loss)                         $  (4.0)        $  (2.2)        $   (.3)        $   2.3
    Net income (loss) per common share           (.26)           (.14)           (.02)            .14


         Due to the timing of the issuance of common stock, such as the Stock Offering, the sum of 1996 quarterly earnings per share is different than earnings per share for the full year. Fully diluted earnings per share is not presented for periods prior to the fourth quarter of 1996 as, prior to the issuance of the Convertible Preferred Securities in November 1996 (see Note
10), the dilutive effect was nil.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES



To the Stockholders and Board of Directors of Titanium Metals Corporation:

         Our report on the consolidated financial statements of Titanium Metals Corporation as of December 31, 1995 and 1996 and for each of the three years in the period ended December 31, 1996 is included on page F-2 of this Form 10-K. As discussed in Note 14 to the consolidated financial statements, in 1994 the Company changed its method of accounting for postemployment benefits in accordance with Statement of Financial Accounting Standards No. 112. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page F-1 of this Annual Report on Form 10-K.

         In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                           COOPERS & LYBRAND L.L.P.


Denver, Colorado
January 21, 1997

                          TITANIUM METALS CORPORATION

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            Condensed Balance Sheets
                           December 31, 1995 and 1996
                                 (In thousands)

                                                                 1995           1996
                                                               --------       --------
Current assets:
    Cash and cash equivalents                                  $     24       $ 82,846
    Accounts receivable, net                                     27,932         50,421
    Receivable from subsidiaries and related parties              3,070         12,476
    Inventories                                                  69,134         76,318
    Prepaid expenses                                              3,452          5,563
    Income taxes receivable                                          --            467
                                                               --------       --------
      Total current assets                                      103,612        228,091
                                                               --------       --------
Other assets:
    Investment in subsidiaries and joint ventures                13,853        217,207
    Notes receivable from subsidiaries                               --         25,000
    Deferred income taxes                                            --         11,618
    Other                                                         6,451         15,069
                                                               --------       --------
      Total other assets                                         20,304        268,894
                                                               --------       --------
Property and equipment, net                                     124,868        126,295
                                                               --------       --------
                                                               $248,784       $623,280
                                                               ========       ========
Current liabilities:
    Current maturities of long-term debt                       $ 45,695       $    140
    Accounts payable and accrued liabilities                     48,146         50,023
    Payable to subsidiaries and related parties                   2,627          3,984
    Deferred income taxes                                           596            348
                                                               --------       --------
      Total current liabilities                                  97,064         54,495
                                                               --------       --------
Noncurrent liabilities:
    Long-term debt                                               21,540             --
    Payable to related parties:
       6 5/8% convertible junior subordinated debentures
         payable to TIMET Capital Trust I                                      207,474
       Other                                                     23,942            997
    Accrued postretirement benefit cost                          28,152         27,512
    Deferred income taxes                                           789          1,385
    Other                                                         9,169          5,202
                                                               --------       --------
                                                                 83,592        242,570
                                                               --------       --------

Stockholders' equity                                             68,128        326,215
                                                               --------       --------

                                                               $248,784       $623,280
                                                               ========       ========

                          TITANIUM METALS CORPORATION

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                       Condensed Statements of Operations
                  Years ended December 31, 1994, 1995 and 1996
                                 (In thousands)

                                                          1994              1995             1996
                                                        ---------        ---------        ---------
Revenues and other income:
    Net sales                                           $ 145,984        $ 184,723        $ 289,390
    Other, net                                              2,076            5,293            8,170
                                                        ---------        ---------        ---------
                                                          148,060          190,016          297,560
                                                        ---------        ---------        ---------
Costs and expenses:
    Cost of sales                                         159,958          170,699          239,681
    Selling, general, administrative
        and development                                    12,462           14,065           16,113
    Special charges (credit)                               10,000           (1,200)           3,928
    Interest                                                7,562           10,414            8,028
                                                        ---------        ---------        ---------
                                                          189,982          193,978          267,750
                                                        ---------        ---------        ---------
                                                          (41,922)          (3,962)          29,810

Equity in earnings of consolidated subsidiaries                --               --           10,567
                                                        ---------        ---------        ---------
      Income (loss) before income taxes                   (41,922)          (3,962)          40,377

Income tax expense (benefit)                                  155              255           (7,267)
                                                        ---------        ---------        ---------
      Income (loss) before cumulative effect of a
        change in accounting principle                    (42,077)          (4,217)          47,644

Change in accounting principle                             (1,000)              --               --
                                                        ---------        ---------        ---------

      Net income (loss)                                 ($ 43,077)       $  (4,217)       $  47,644
                                                        =========        =========        =========

                          TITANIUM METALS CORPORATION
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                       Condensed Statements of Cash Flows
                  Years ended December 31, 1994, 1995 and 1996
                                 (In thousands)

                                                            1994              1995            1996
                                                          ---------        ---------        ---------
Cash flows from operating activities:
    Net income (loss)                                     $ (43,077)       $  (4,217)       $  47,644
    Depreciation and amortization                             8,334           13,218            9,525
    Earnings of subsidiaries and joint
      ventures in excess of distributions                    (1,195)          (3,824)         (16,559)
    Deferred income taxes                                        --               --          (11,032)
    Other, net                                               13,449           (1,286)           1,318
    Change in assets and liabilities, net                     2,468          (10,006)         (48,070)
                                                          ---------        ---------        ---------
        Net cash used by operating activities               (20,021)          (6,115)         (17,174)
                                                          ---------        ---------        ---------

Cash flows from investing activities:
    Capital expenditures                                     (4,609)          (2,981)         (11,897)
    Purchase of interest in subsidiaries                         --               --          (98,049)
    Other, net                                                   40              421              (12)
                                                          ---------        ---------        ---------
        Net cash used by investing activities                (4,569)          (2,560)        (109,958)
                                                          ---------        ---------        ---------

Cash flows from financing activities:
    Indebtedness:
      Borrowings                                             63,625            9,371          100,264
      Reductions                                            (48,829)          (7,371)        (167,359)
    Proceeds from issuance of common stock, net                  --               --          131,488
    Proceeds from issuance of convertible
       junior subordinated debentures, net                       --               --          192,409
    Capital contributions from related parties                  419            1,148               --
    Related parties loans (repayments)                        2,500            5,500          (42,460)
                                                          ---------        ---------        ---------
        Net cash provided by financing activities            17,715            8,648          214,342
                                                          ---------        ---------        ---------

Cash and cash equivalents:
    Net increase (decrease) from:
      Operating, investing and financing activities          (6,875)             (27)          87,210
      Cash acquired, net                                         --               --           (4,420)
      Currency translation                                      146               51               32
                                                          ---------        ---------        ---------
                                                             (6,729)              24           82,822
    Balance at beginning of year                              6,729               --               24
                                                          ---------        ---------        ---------

    Balance at end of year                                $      --        $      24        $  82,846
                                                          =========        =========        =========

Supplemental disclosures - cash paid for:
      Interest expense                                    $   6,497        $   9,970        $   7,596
      Income taxes                                              120              112            5,056

                          TITANIUM METALS CORPORATION

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                    Notes to Condensed Financial Information


Note 1 - Basis of presentation:

         The Consolidated Financial Statements of Titanium Metals Corporation (the "Company") and the related Notes to Consolidated Financial Statements are incorporated herein by reference. The Company is primarily an operating company, however certain operations, principally acquired in 1996 (See Note 4 to the Consolidated Financial Statements), are conducted through subsidiaries. Condensed financial information for all periods presented is classified based on the Company's organizational structure as of December 31, 1996.

         At December 31, 1996, net assets of subsidiaries subject to restrictions aggregated $92 million. Commitments and contingencies are discussed in Note 16 to the Consolidated Financial Statements.

Note 2 - Investment in subsidiaries and joint ventures:

                                        December 31,
                                  -----------------------
                                    1995           1996
                                  --------       --------
                                       (In thousands)
Timet UK, Ltd.                     $     --       $ 72,811
Timet Castings Corporation               --         19,659
Titanium Hearth Technologies         13,853        118,243
TIMET Capital Trust I                    --          6,224
Other                                    --            270
                                  --------       --------
                                  $ 13,853       $217,207
                                  ========       ========


Note 3 - Inventories:


                                           December 31,
                                       ---------------------
                                         1995          1996
                                       -------       -------
                                           (In thousands)
Raw materials                          $ 7,778       $10,332
In process and finished products        57,538        61,259
Supplies                                 3,818         4,727
                                       -------       -------

                                       $69,134       $76,318
                                       =======       =======


         The average cost of LIFO inventories exceeded the net carrying amount of such inventories by approximately $19 million at December 31, 1995 and $32 million at December 31, 1996.

Note 4 - Net receivable from (payable to) subsidiaries and related parties:

                                                    December 31,
                                              ------------------------
                                                1995            1996
                                              --------        --------
                                                   (In thousands)
Current:
    UTSC                                      $  3,070        $  1,676
    Tremont                                         --            (624)
    Subsidiaries                                (2,627)          7,440
                                              --------        --------

                                              $    443        $  8,492
                                              ========        ========

Noncurrent:
    Notes receivable from subsidiaries:
        TIMET UK                              $     --        $ 20,000
        TIMET Castings                              --           5,000
                                              --------        --------
                                                    --          25,000
    Tremont                                    (23,942)           (997)
                                              --------        --------

                                              $(23,942)       $ 24,003
                                              ========        ========


Note 5 - Convertible junior subordinated debentures:

         In November 1996, the Company issued to TIMET Capital Trust I $207 million principal amount of TIMET's 6.625% convertible junior subordinated debentures due 2026 and, in the aggregate, constitute a full and unconditional guarantee by the Company of the Trust's obligation under the Convertible Preferred Securities. See Note 10 to the Consolidated Financial Statements.

Note 6 - Long-term debt:

                                   December 31,
                              ---------------------
                               1995          1996
                              -------       -------
                                  (In thousands)

US credit agreement           $66,955       $    --
Other                             280           140
                              -------       -------
                               67,235           140
Less current maturities        45,695           140
                              -------       -------

                              $21,540       $    --
                              =======       =======

                          TITANIUM METALS CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                        ADDITIONS
                                                         CHARGED
                                         BALANCE AT    (CREDITED) TO                                            BALANCE
                                         BEGINNING       COSTS AND                                               AT END
           DESCRIPTION                    OF YEAR        EXPENSES       DEDUCTIONS           OTHER              OF YEAR
           -----------                   ---------       --------       ----------           -----              -------
YEAR ENDED DECEMBER 31, 1996:

   Allowance for doubtful accounts        $  3,620       $  4,695        $(4,598) (a)        $ 1,071 (b)        $  4,788
                                          ========       ========        ========            =======            ========
   Valuation allowance for deferred
      income taxes                        $ 22,677       $(16,519)       $     --            $    --            $  6,158
                                          ========       ========        ========            =======            ========
   Reserve for excess and slow
      moving inventories                  $  6,000       $ (2,500)       $     --            $    --            $  3,500
                                          ========       ========        ========            =======            ========

YEAR ENDED DECEMBER 31, 1995:

   Allowance for doubtful accounts        $  3,143       $  2,453        $ (1,976) (a)       $    --            $  3,620
                                          ========       ========        ========            =======            ========
   Valuation allowance for deferred
      income taxes                        $ 23,599       $   (922)       $     --            $    --            $ 22,677
                                          ========       ========        ========            =======            ========
   Reserve for excess and
      slow moving inventories             $  5,000       $  1,000        $     --            $    --            $  6,000
                                          ========       ========        ========            =======            ========

YEAR ENDED DECEMBER 31, 1994:

   Allowance for doubtful accounts        $  2,143       $  4,007        $ (3,007) (a)       $    --            $  3,143
                                          ========       ========        ========            =======            ========
   Valuation allowance for deferred
      income taxes                        $  8,910       $ 14,689        $     --            $    --            $ 23,599
                                          ========       ========        ========            =======            ========
   Reserve for excess and
      slow moving inventories             $     --       $  5,000        $     --            $    --            $  5,000
                                          ========       ========        ========            =======            ========

-----------------------------

(a)     Amounts written off, less recoveries.
(b)     Represents the effect of the IMI Titanium Acquisition and the AJM
        Acquisition.

Item No.                                Exhibit Index
--------          --------------------------------------------------------------
3.1               Amended and Restated  Certificate of Incorporation of Titanium
                  Metals Corporation, incorporated by reference to Exhibit 3.1 to Titanium Metals Corporation's Registration Statement on
                  Form S-1 (No. 333-2940).

3.2 Bylaws of Titanium Metals Corporation as Amended and Restated, dated February 14, 1997.

4.1               Certificate of Trust of TIMET Capital Trust I, dated November
                  13, 1996, incorporated by reference to Exhibit 4.1 to Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.2               Amended and Restated Declaration of Trust of TIMET Capital
                  Trust I, dated as of November 20, 1996, among Titanium Metals
                  Corporation, as Sponsor, The Chase Manhattan Bank, as
                  Property Trustee, Chase Manhattan Bank (Delaware), as
                  Delaware Trustee and Joseph S. Compofelice, Robert E.
                  Musgraves and Mark A. Wallace, as Regular Trustees, incorporated by reference to Exhibit 4.2 to Titanium Metals
                  Corporation's Current Report on Form 8-K filed with the
                  Commission on December 5, 1996.

4.3 Indenture for the 6 5/8% Convertible Subordinated Debentures, dated as of November 20, 1996, among Titanium Metals
                  Corporation and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4.3 to Titanium Metals
                  Corporation's Current Report on Form 8-K filed with the
                  Commission on December 5, 1996.

4.4               Form of 6 5/8% Convertible Preferred Securities (included in
                  Exhibit 4.1 above), incorporated by reference to Exhibit 4.5 to Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.5 Form of 6 5/8% Convertible Subordinated Debentures (included in Exhibit 4.2 above), incorporated by reference to Exhibit
                  4.5 to Titanium Metals Corporation's Current Report on Form
                  8-K filed with the Commission on December 5, 1996.

4.6               Form of 6 5/8% Trust Common Securities (Included in Exhibit
                  4.2 above), incorporated by reference to Exhibit 4.5 to Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.7               Convertible Preferred Securities Guarantee, dated as of
                  November 20, 1996, between Titanium Metals Corporation, as
                  Guarantor, and The Chase Manhattan Bank, as Guarantee
                  Trustee, incorporated by reference to Exhibit 4.6 to Titanium
                  Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

9.1               Shareholders' Agreement, dated February 15, 1996, among
                  Titanium Metals Corporation, Tremont Corporation, IMI plc,
                  IMI Kynoch Ltd., and IMI Americas, Inc., incorporated by reference to Exhibit 2.2 to Tremont Corporation's Current
                  Report on Form 8-K (No. 1-10126) filed with the Commission on
                  March 1, 1996.

9.2               Amendment to the Shareholders' Agreement, dated March 29,
                  1996, among Titanium Metals Corporation, Tremont Corporation,
                  IMI plc, IMI Kynoch Ltd., and IMI Americas Inc., incorporated by reference to Exhibit 10.30 to Tremont Corporation's Annual
                  Report on Form 10-K (No. 1-10126) for the year ended December
                  31, 1995.

9.3               Investors' Agreement between Union Titanium Sponge
                  Corporation, Toho Titanium Co., Ltd., Nippon Mining Co.,
                  Ltd., Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), Inc.,
                  Tremont Corporation and Titanium Metals Corporation, dated
                  May 30, 1990, incorporated by reference to Exhibit 10.33 of Baroid Corporation's registration statement on Form 10 (No.
                  1-10624) filed with the Commission on August 31, 1990.


9.4               Amendment No. 3 to Investors' Agreement between Union
                  Titanium Sponge Corporation, Toho Titanium Co., Ltd., Nippon
                  Mining Co., Ltd., Mitsui & Co., Ltd., Mitsui & Co., (U.S.A.),
                  Inc., Tremont Corporation and Titanium Metals Corporation, dated May 30, 1990, incorporated by reference to Exhibit 9.1 to Tremont Corporation's Quarterly Report on Form 10-Q (No.
                  1-10126) for the quarter ended March 31, 1996.

9.5               Amendment No. 4 to Investors' Agreement among Union Titanium
                  Sponge Corporation, Toho Titanium Co., Ltd., Nippon Mining
                  Co., Ltd., Mitsui & Co., Ltd., Mitsui & Co., (U.S.A.) Inc.,
                  Tremont Corporation and Titanium Metals Corporation, dated
                  February 21, 1997, incorporated by reference to Exhibit 9.5 to Titanium Metals Corporation's Amendment No. 1 to
                  Registration Statement on Form S-1 (No. 333-18829).

10.1              Acquisition Agreement, dated February 15, 1996, by and between
                  Titanium Metals Corporation, IMI Kynoch Ltd., and IMI
                  Americas Inc., incorporated by reference to Exhibit 2.1 to Tremont Corporation's Current Report on Form 8-K (No.
                  1-10126) filed with the Commission on March 1, 1996.

10.2              Amended and Restated Subordinated Promissory Note, dated as of
                  January 1, 1996, between Titanium Metals Corporation and
                  Tremont Corporation, incorporated by reference to Exhibit
                  10.2 to Titanium Metals Corporation's Registration Statement on Form S-1 (No. 333-2940).

10.3              Amended and Restated Loan Agreement between Titanium Metals
                  Corporation and Congress Financial Corporation (Central), dated March 24, 1995, incorporated by reference to Exhibit
                  10.4 of Tremont Corporation's Amended Annual Report on Form
                  10-K/A (No. 1-10126) for the year ended December 31, 1994.

10.4 Amendment to Amended and Restated Loan and Security Agreement between Congress Financial Corporation and Titanium Metals
                  Corporation, dated September 29, 1995, incorporated by reference to Exhibit 10.16 to Tremont Corporation's Annual
                  Report on Form 10-K (No. 1-10126) for the year ended December
                  31, 1995.

10.5 Amendment to Amended and Restated Loan and Security Agreement between Congress Financial Corporation and Titanium Metals
                  Corporation, dated February 15, 1996, incorporated by reference to Exhibit 10.17 to Tremont Corporation's Annual
                  Report on Form 10-K (No. 1-10126) for the year ended December
                  31, 1995.

10.6              Sponge Purchase Agreement, dated May 30, 1990, between
                  Titanium Metals Corporation and Union Titanium Sponge
                  Corporation and Amendments No. 1 and 2, incorporated by reference to Exhibit 10.25 of Tremont Corporation's Annual
                  Report on Form 10-K (No. 1-10126) for the year ended December
                  31, 1991.

10.7              Amendment No. 3 to the Sponge Purchase Agreement, dated
                  December 3, 1993, between Titanium Metals Corporation and
                  Union Titanium Sponge Corporation, incorporated by reference to Exhibit 10.33 of Tremont Corporation's Annual Report on
                  Form 10-K (No. 1-10126) for the year ended December 31, 1993.

10.8              Amendment No. 4 to the Sponge Purchase Agreement, dated May 2,
                  1996, between Titanium Metals Corporation and Union Titanium
                  Sponge Corporation, incorporated by reference to Exhibit 10.1 to Tremont Corporation's Quarterly Report on Form 10-Q (No.
                  1-10126) for the quarter ended March 31, 1996.

10.9 Amendment to Amended and Restated Loan and Security Agreement between Congress Financial Corporation (Central) and Titanium
                  Metals Corporation, dated May 31, 1996, incorporated by reference to Exhibit 10.26 to Titanium Metals Corporation's
                  Registration Statement on Form S-1 (No. 333-2940).

10.10 Amended and Restated Term Promissory Note in the principal amount of $10,150,000 issued by Titanium Metals Corporation to Congress Financial Corporation (Central), dated May 31,
                  1996, incorporated by reference to Exhibit 10.27 to Titanium
                  Metals Corporation's Registration Statement on Form S-1 (No.
                  333-2940).

10.11 Amended and Restated Term-B Promissory Note in the principal amount of $13,000,000 issued by Titanium Metals Corporation to Congress Financial Corporation (Central), dated May 31,
                  1996, incorporated by reference to Exhibit 10.28 to Titanium
                  Metals Corporation's Registration Statement on Form S-1 (No.
                  333-2940).

10.12 Amendment to Amended and Restated Loan and Security Agreement between Congress Financial Corporation and Titanium Metals
                  Corporation, dated November 26, 1996, incorporated by reference to exhibit 10.34 to Titanium Metals Corporation's
                  Amendment No. 1 to Registration Statement on Form S-1 (No.
                  333-18829).

10.13             Lease Agreement, dated January 1, 1996, between Holford
                  Estates Ltd. and IMI Titanium Ltd. related to the building known as Titanium Number 2 Plant at Witton, England, incorporated by reference to Exhibit 10.23 to Tremont
                  Corporation's Annual Report on Form 10-K (No. 1-10126) for the year ended December 31, 1995.

10.14             Intercorporate Services Agreement between Titanium Metals
                  Corporation and Tremont Corporation, dated March 28, 1996, incorporated by reference to Exhibit 10.29 to Tremont
                  Corporation's Annual Report on Form 10-K (No. 1-10126) for the year ended December 31, 1995.

10.15*            1996 Long Term Performance Incentive Plan of Titanium Metals
                  Corporation, incorporated by reference to Exhibit 10.19 to Titanium Metals Corporation's Amendment No. 1 to Registration
                  Statement on Form S-1 (No. 333-18829).

10.16* 1996 Non-Employee Director Compensation Plan, incorporated by reference to Exhibit 10.20 to Titanium Metals Corporation's
                  Amendment No. 1 to Registration Statement on S-1 (No.
                  333-18829).

10.17*            Employment Agreement between Andrew R. Dixey and Titanium
                  Metals Corporation, dated February 13, 1996, incorporated by reference to Exhibit 10.21 to Titanium Metals Corporation's
                  Registration Statement on Form S-1 (No. 333-2940).

10.18* Form of Agreement relating to a grant of Management Shares between Titanium Metals Corporation and certain executive officers, effective as of February 15, 1996, incorporated by reference to Exhibit 10.22 to Titanium Metals Corporation's
                  Registration Statement on Form S-1 (No.
                  333-2940).

10.19             Agreement, dated June 28, 1995, among Titanium  Metals
                  Corporation, Tremont Corporation and Union Titanium Sponge
                  Corporation, incorporated by reference to Exhibit 10.24 to Titanium Metals Corporation's Registration Statement on Form
                  S-1 (No. 333-2940).

10.20 Asset Purchase Agreement, dated October 1, 1996, by and between Titanium Metals Corporation and Axel Johnson Metals,
                  Inc., incorporated by reference to Exhibit 2.1 to Titanium
                  Metals Corporation's Current Report on Form 8-K filed with the Commission on October 16, 1996.

10.21             Purchase Agreement, dated November 20, 1996, between Titanium
                  Metals Corporation, TIMET Capital Trust I, Salomon Brothers
                  Inc, Merrill Lynch, Pierce, Fenner & Smith Incorporated and
                  Morgan Stanley & Co. Incorporated, as Initial Purchasers, incorporated by reference to Exhibit 99.1 to Titanium Metals
                  Corporation's Current Report on Form 8-K filed with the
                  Commission on December 5, 1996.

10.22             Registration Agreement, dated November 20, 1996, between
                  TIMET Capital Trust I and Salomon Brothers Inc, as
                  Representative of the Initial Purchasers, incorporated by reference to Exhibit 99.1 to Titanium Metals Corporation's
                  Current Report on Form 8-K filed with the Commission on December 5, 1996.

10.23             $20,000,000 Subordinated Promissory Note issued by Titanium
                  Metals Corporation to IMI Kynoch Ltd., dated January 1, 1996, incorporated by reference to Exhibit 10.21 to Tremont
                  Corporation's Annual Report on Form 10-K (No. 1-10126) for the year ended December 31, 1995.

10.24             Amended and Restated Subordination Agreement between Tremont
                  Corporation and Congress Financial Corporation, dated
                  February 15, 1996, incorporated by reference to Exhibit 10.24 to Tremont Corporation's Annual Report on Form 10-K (No.
                  1-10126) for the year ended December 31, 1995.

10.25             Subordination Agreement between Tremont Corporation and
                  Titanium Metals Corporation, dated February 15, 1996, incorporated by reference to Exhibit 10.25 to Tremont
                  Corporation's Annual Report on Form 10-K (No. 1-10126) for the year ended December 31, 1995.

10.26             Subordination Agreement between IMI Kynoch Ltd. and Titanium
                  Metals Corporation, dated February 15, 1996, incorporated by reference to Exhibit 10.26 to Tremont Corporation's Annual
                  Report on Form 10-K (No. 1-10126) for the year ended December
                  31, 1995.

10.27             Subordination Agreement between Tremont Corporation and IMI
                  Kynoch Ltd., dated February 15, 1996, incorporated by reference to Exhibit 10.27 to Tremont Corporation's Annual
                  Report on Form 10-K (No. 1-10126) for the year ended December
                  31, 1995.

10.28             Subordination Agreement between IMI Kynoch Ltd. and Congress
                  Financial Corporation, dated February 15, 1996, incorporated by reference to Exhibit 10.28 to Tremont Corporation's Annual
                  Report on Form 10-K (No. 1-10126) for the year ended December
                  31, 1995.

10.29             First Amendment to Subordination Agreement by and between IMI
                  Kynoch, Ltd. and Congress Financial Corporation (Central), dated May 31, 1996, incorporated by reference to Exhibit
                  10.29 to Titanium Metals Corporation's Registration Statement on Form S-1 (No. 333-2940).

10.30             First Amendment to Amended and Restated Subordination
                  Agreement by and between Tremont Corporation and Congress
                  Financial Corporation (Central), dated May 31, 1996, incorporated by reference to Exhibit 10.30 to Titanium Metals
                  Corporation's Registration Statement on Form S-1 (No.
                  333-2940).

11.1              Statement Regarding Computation of Per Share Earnings.

21.1              Subsidiaries of the Registrant

23.1              Consent of Coopers & Lybrand, L.L.P.

27.1              Financial Data Schedule for the year ended December 31, 1996


*        Management contract, compensatory plan or arrangement.