Form 10-Q
period 1997-03-31
TITANIUM METALS CORP
filed 1997-05-15
CIK 1011657

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended March 31, 1997
                                                  ---------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28538
                                               ---------

                          Titanium Metals Corporation
    ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




               Delaware                                         13-5630895
---------------------------------                           --------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)


               1999 Broadway, Suite 4300, Denver, Colorado 80202
 ----------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)




       Registrant's telephone number, including area code: (303) 296-5600
                                                           -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                             Yes    X       No
                                 --------       ---------



   Number of shares of common stock outstanding on April 30, 1997: 31,456,655
                                                                   ------------

                         FORWARD - LOOKING INFORMATION

    The statements contained in this Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and under the captions "Results of Operations" and "Liquidity and Capital Resources", both contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements or discussions of trends which by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including in the portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission, such as the cyclicality of the Company's business and its dependence on the aerospace industry, the sensitivity of the Company's business to global industry capacity, global economic conditions, changes in product pricing, the possibility of labor disruptions, control by certain stockholders and possible conflicts of interest, potential difficulties in integrating acquisitions, uncertainties associated with new product development and the supply of raw materials and services.

                          TITANIUM METALS CORPORATION

                                     INDEX
                                     -----

                                                                            Page
                                                                           number
PART I.       FINANCIAL INFORMATION

         Item 1.    Financial Statements.

                    Consolidated Balance Sheets - December 31, 1996 and
                      March 31, 1997                                              2-3

                    Consolidated Statements of Operations - Three months
                      ended March 31, 1996 and 1997                                4

                    Consolidated Statement of Stockholders' Equity - Three
                      months ended  March 31, 1997                                 5

                    Consolidated Statements of Cash Flows - Three months
                      ended March 31, 1996 and 1997                                6-7

                    Notes to Consolidated Financial Statements                     8-11

         Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.                                  12-14

PART II.     OTHER INFORMATION

         Item 1.    Legal Proceedings.                                             14

         Item 6.    Exhibits and Reports on Form 8-K.                              14

                          TITANIUM METALS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                        December 31,   March 31,
                               ASSETS                       1996         1997
                                                         ----------   ----------
Current assets:
   Cash and cash equivalents                             $   86,526   $   78,496
   Receivables, net                                         114,100      135,442
   Receivable from related parties                            1,676        2,707
   Inventories                                              155,488      161,803
   Prepaid expenses                                          12,510        7,820
   Deferred income taxes                                        718        1,322
                                                         ----------   ----------

     Total current assets                                   371,018      387,590
                                                         ----------   ----------


Other assets:
   Goodwill                                                  67,430       62,506
   Other intangible assets                                   19,314       18,703
   Deferred income taxes                                     11,618       11,044
   Other                                                     14,069       13,271
                                                         ----------   ----------

     Total other assets                                     112,431      105,524
                                                         ----------   ----------

Property and equipment:
   Land                                                       6,129        6,094
   Buildings                                                 32,929       32,508
   Equipment                                                207,046      214,351
   Construction in progress                                  17,513       24,174
                                                         ----------   ----------
                                                            263,617      277,127
   Less accumulated depreciation                             44,048       49,482
                                                         ----------   ----------

     Net property and equipment                             219,569      227,645
                                                         ----------   ----------

                                                         $  703,018   $  720,759
                                                         ==========   ==========

                          TITANIUM METALS CORPORATION

                                 (In thousands)

                                                         December 31,   March 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY                   1996          1997
                                                         ----------    ----------
Current liabilities:
   Notes payable                                         $    7,992    $    6,092
   Current maturities of long-term debt                         397           449
   Accounts payable                                          49,628        55,604
   Accrued liabilities                                       46,173        45,250
   Payable to related parties                                 1,649          --
   Income taxes                                               6,638        13,189
   Deferred income taxes                                        348          --
                                                         ----------    ----------

     Total current liabilities                              112,825       120,584
                                                         ----------    ----------

 Noncurrent liabilities:
   Long-term debt                                             1,158         1,072
   Capital lease obligations                                 11,562        11,010
   Payable to related parties                                   996           914
   Accrued OPEB cost                                         27,512        27,151
   Accrued pension cost                                       2,743         2,613
   Deferred income taxes                                     10,629         9,844
   Other                                                      3,920         2,920
                                                         ----------    ----------

     Total noncurrent liabilities                            58,520        55,524
                                                         ----------    ----------

Minority interest - Company-obligated mandatorily
   redeemable preferred securities of subsidiary
   trust holding solely subordinated debt securities        201,250       201,250
Other minority interest                                       4,207         4,586

Stockholders' equity:
   Common stock                                                 315           315
   Additional paid-in capital                               346,133       346,337
   Accumulated deficit                                      (25,009)       (9,232)
   Currency translation adjustment                            5,635         2,253
   Pension liabilities adjustment                              (858)         (858)
                                                         ----------    ----------

     Total stockholders' equity                             326,216       338,815
                                                         ----------    ----------

                                                         $  703,018    $  720,759
                                                         ==========    ==========

Commitments and contingencies (Note 1)

         See accompanying notes to consolidated financial statements.

                          TITANIUM METALS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                         Three months ended
                                                             March 31,
                                                        -------------------
                                                          1996       1997
                                                        --------   --------
Revenues and other income:
     Net sales                                          $107,556   $167,050
     Other, net                                            1,353        875
                                                        --------   --------
                                                         108,909    167,925
                                                        --------   --------

Costs and expenses:
     Cost of sales                                        92,488    130,300
     Selling, general, administrative and development      5,531     10,123
     Special charges                                       4,208       --
     Interest                                              3,498      4,028
                                                        --------   --------
                                                         105,725    144,451
                                                        --------   --------


     Income before income taxes                            3,184     23,474


Income tax expense                                           657      7,160
Minority interest                                            411        537
                                                        --------   --------

     Net income                                         $  2,116     15,777
                                                        ========   ========

Fully diluted net income                                $  2,116   $ 17,975
                                                        ========   ========

Net income per common share                             $    .10   $    .50

Fully diluted earnings per share                        $    .10   $    .49

Weighted average shares outstanding:
     Common shares                                        20,474     31,457
     Fully diluted shares                                 20,474     36,916







         See accompanying notes to consolidated financial statements.

                          TITANIUM METALS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       Three months ended March 31, 1997

                                 (In thousands)


                                                                                              Adjustments
                                                            Additional                  --------------------------
                                 Common         Common       paid-in     Accumulated     Currency       Pension
                                 shares         stock        capital       deficit      translation    liabilities         Total
                               -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance at December 31, 1996        31,455   $       315   $   346,133   $   (25,009)   $     5,635    $      (858)   $   326,216


Net income                            --            --            --          15,777           --             --           15,777

Adjustments, net                      --            --            --            --           (3,382)          --           (3,382)

Other, net                               2          --             204          --             --             --              204
                               -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance at March 31, 1997           31,457   $       315   $   346,337   $    (9,232)   $     2,253    $      (858)   $   338,815
                               ===========   ===========   ===========   ===========    ===========    ===========    ===========




         See accompanying notes to consolidated financial statements.

                          TITANIUM METALS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                Three months ended,
                                                                    March 31,
                                                               --------------------
                                                                 1996        1997
                                                               --------    --------
Cash flows from operating activities:
     Net income                                                $  2,116    $ 15,777
     Depreciation and amortization                                3,939       6,961
     Earnings of joint ventures, net of distributions            (1,327)        100
     Special charges                                              4,208        --
     Deferred income taxes                                          (62)       (470)
     Minority interest                                              411         537
     Other, net                                                      33        --
                                                               --------    --------

                                                                  9,318      22,905
     Change in assets and liabilities, net of acquisitions:
        Receivables                                             (25,622)    (20,771)
        Inventories                                             (10,379)     (7,885)
        Prepaid expenses                                           (390)      1,490
        Accounts payable and accrued liabilities                 15,837       3,364
        Income taxes                                                637       7,477
        Accounts with related parties                              (906)     (1,803)
        Other, net                                                  535          (4)
                                                               --------    --------

            Net cash provided (used) by operating activities    (10,970)      4,773
                                                               --------    --------

Cash flows from investing activities:
     Capital expenditures                                        (2,415)    (10,134)
     Business acquisitions                                       (2,250)       (476)
     Other, net                                                     194          30
                                                               --------    --------

            Net cash used by investing activities                (4,471)    (10,580)
                                                               --------    --------

Cash flows from financing activities:
     Indebtedness:
        Borrowings                                               14,786        --
        Reductions                                                 (750)     (1,352)
     Related party debt payments                                   --        (1,036)
                                                               --------    --------
            Net cash provided (used) by financing activities     14,036      (2,388)
                                                               --------    --------
                                                               $ (1,405)   $ (8,195)
                                                               ========    ========

                          TITANIUM METALS CORPORATION

                                 (In thousands)

                                                                 Three months ended
                                                                     March 31,
                                                               ----------------------
                                                                 1996         1997
                                                               ---------    ---------
Net increase (decrease) in cash and equivalents from:
     Operating, investing and financing activities             $  (1,405)   $  (8,195)
     Cash acquired                                                 1,901         --
     Currency translation                                            (51)         165
                                                               ---------    ---------


                                                                     445       (8,030)

     Cash and equivalents at beginning of period                      24       86,526
                                                               ---------    ---------


     Cash and equivalents at end of period                     $     469    $  78,496
                                                               =========    =========

Supplemental disclosures:
     Cash paid for:
        Interest                                               $   2,270    $   3,758
        Income taxes                                                --            341
                                                                                 --
     Business acquisitions:
        Cash and cash equivalents                              $   1,901    $    --
        Goodwill and other intangibles                            11,367          577
        Other noncash assets                                     131,451        3,503
        Liabilities                                              (72,469)      (3,604)
        Common stock issued to IMI                               (70,000)        --
                                                               ---------    ---------
           Cash paid                                           $   2,250    $     476
                                                               =========    =========


         See accompanying notes to consolidated financial statements.

                          TITANIUM METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of presentation:

         The consolidated balance sheet of Titanium Metals Corporation ("TIMET") and subsidiaries (collectively, the "Company") at December 31, 1996 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1997 and the consolidated statements of operations, stockholders' equity and cash flows for the interim periods ended March 31, 1996 and 1997 have been prepared by the Company without audit. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Annual Report").

         For information concerning certain legal proceedings and certain contingencies related to the Company, see (i) Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii)
Part II, Item 1 -- "Legal Proceedings," and (iii) the 1996 Annual Report.

Note 2 - Earnings per share:

         Net income per common share is based upon the weighted average number of common shares outstanding after giving effect to the June 1996 65-for-1 stock split. Fully diluted earnings per share reflects an immaterial number of dilutive common stock options and the assumed conversion of the Company-obligated mandatorily redeemable preferred securities (the "Convertible Preferred Securities").

         Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," issued in February 1997 is required to be retroactively adopted by the Company in the fourth quarter of 1997. Had SFAS No. 128 been effective during 1996 and the first quarter of 1997, (i) "Basic earnings per share" under SFAS No. 128 would have been the same as earnings per common share reported by the Company and (ii) "Dilutive earnings per share" under SFAS No. 128 would have been the same as fully diluted earnings per share reported by the Company.

Note 3 - Business segment information:

         The Company's operations are conducted in one business segment, titanium metals operations. The Company is a vertically integrated producer of titanium sponge, ingot, slab and mill forged or cast products for aerospace, industrial and other applications. The Company's production facilities are located principally in the United States, United Kingdom and France and the Company's products are sold throughout the world.


                                                                  Three months ended
                                                                      March 31,
                                                               ----------------------
                                                                  1996         1997
                                                               ---------    ---------
                                                                   (In thousands)
Net sales                                                      $ 107,556    $ 167,050
                                                               =========    =========

Operating income                                               $   6,823    $  26,535

General corporate income (expense), net                             (141)         967

Interest expense                                                  (3,498)      (4,028)
                                                               ---------    ---------

     Income before income taxes                                $   3,184    $  23,474
                                                               =========    =========

         Operating income for the three months ended March 31, 1996 includes $4.2 million of special charges resulting from the February 1996 acquisition of the titanium metals business of IMI, plc and related business integration. The special charges included $3 million of compensation costs and $1.2 million of integration costs relating to the relocation of personnel and the consolidation of certain facilities.

Note 4 - Business combinations:

         As previously reported, the Company completed certain acquisitions during 1996 and early 1997, principally IMI's titanium metals business in February 1996 and the assets of Axel Johnson Metals ("AJM") in October 1996. On a pro forma basis assuming the IMI and AJM acquisitions had occurred at the beginning of 1996, net sales for the first quarter of 1996 were $123.9 million, operating income was $4.3 million, net loss was $1.3 million and net loss per share was $.05. The pro forma effect of the previously-reported TISTO (July
1996), TIMET Savoie (August 1996), and LASAB (January 1997) transactions is not material. The above pro forma financial information is not necessarily indicative of the operating results that might have occurred if the IMI and AJM acquisitions had actually been completed at the beginning of 1996.

         In March 1997, TIMET announced that it had executed definitive agreements to combine its welded tubing operations with those of Valinox Welded, a French manufacturer of welded tubing, principally stainless steel and titanium, with operations in France and China. The joint venture, "ValTimet", would be 46% owned by TIMET and 54% owned by Valinox Welded. TIMET will supply titanium strip product to ValTimet under a long-term contract as the preferred supplier. The transaction is expected to close during the second quarter of 1997. The effect of the transaction on TIMET's 1997 financial results is not expected to be material.

Note 5 - Inventories:

                                                       December 31,   March 31,
                                                          1996           1997
                                                       -----------   -----------
                                                            (In thousands)
Raw materials                                          $    22,806   $    24,316
In process and finished products                           125,137       129,586
Supplies                                                     7,545         7,901
                                                       -----------   -----------

                                                       $   155,488   $   161,803
                                                       ===========   ===========

         The average cost of LIFO inventories exceeded the net carrying amount of such inventories by approximately $32 million at December 31, 1996 and $34 million at March 31, 1997.

Note 6 - Accrued liabilities:

                                                               December 31,    March 31,
                                                                  1996           1997
                                                               -----------   -----------
                                                                    (In thousands)
Postretirement benefit costs                                   $     2,024   $     2,024
Pension costs                                                        1,507         1,882
Other employee benefits                                             21,360        18,649
Environmental costs                                                  1,643         1,643
Taxes, other than income                                             2,292         4,527
Interest                                                             1,304         1,214
Other                                                               16,043        15,311
                                                               -----------   -----------

                                                               $    46,173   $    45,250
                                                               ===========   ===========

Note 7 - Notes payable, long-term debt and capital lease obligations:

         Notes payable at December 31, 1996 and March 31, 1997 consists of borrowings under the Company's European bank credit agreements. At March 31, 1997, the Company had approximately $132 million of unused borrowing availability under its existing U.S. and European bank credit agreements.

         Long-term debt at December 31, 1996 and March 31, 1997 consists principally of notes payable to former TISTO shareholders. Capital lease obligations relate principally to production facilities in the United Kingdom held under long-term leases with IMI.

Note 8 - Income taxes:

         The difference between the Company's provision for income tax expense and the amounts that would be expected using the U.S. federal statutory income tax rate of 35% is presented below. The valuation allowance reductions in both periods relate primarily to current utilization of certain tax carryforwards not previously recognized.


                                                                   Three months ended,
                                                                       March 31,
                                                               --------------------------
                                                                  1996           1997
                                                               -----------    -----------
                                                                    (In thousands)
Expected income tax expense                                    $     1,114    $     8,216
Adjustment of deferred tax valuation allowance
   related to current year results                                    (332)          (822)
U.S. state income taxes, net                                            25            175
Incremental tax and rate differences on
   non-tax group companies                                            (107)          (270)
Other, net                                                             (43)          (139)
                                                               -----------    -----------

                                                               $       657    $     7,160
                                                               ===========    ===========


Note 9 - Related party transactions:

         At March 31, 1997, Tremont Corporation held approximately 30% of TIMET's outstanding common stock. Contran Corporation and other entities related to Harold C. Simmons hold an aggregate of approximately 45% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons may be deemed to control each of Contran, Tremont and TIMET.

         Receivables from related parties principally relate to sales made to Union Titanium Sponge Corporation ("UTSC"), a 10% shareholder, pursuant to a long-term titanium sponge supply contract. Noncurrent payables to related parties are amounts owed to Tremont pursuant to compensation arrangements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          The significant improvement in earnings for the 1997 quarter was driven by price increases and a 17% increase in mill products volume compared to the first quarter of 1996. Titanium mill products shipments in the first quarter were 7.4 million pounds. Selling prices have continued to increase, and the average price of mill products shipped in 1997 was $16.00 per pound compared to $13.49 in the first quarter of 1996 and $14.80 in the fourth quarter of 1996. The Company's operating income margin increased to 15.9% in the first quarter of 1997, significantly above year-ago levels, and up from 13.6% in the fourth quarter of 1996.

          The selling price increases reflect both the pass-through of cost increases, particularly raw material costs, and real price increases associated with increased market demand. Although the Company and the titanium industry are continuing to experience increases in the cost of certain raw materials, the Company's increased selling prices have more than offset those cost increases. Firm order backlog at March 31, 1997 was approximately $460 million, up from $440 million at year-end 1996. Average prices on recent orders have continued to increase relative to 1996 levels.

          Operating levels at the Company's plants in 1997 were generally higher than in the comparable 1996 period and contributed to the better operating results. However, operating levels at one of the Company's two casting facilities, which plant primarily produced for the golf market, were well below levels of late 1996 and negatively impacted earnings. Due to excess capacity currently existing in the golf club head castings market, TIMET has determined not to pursue growth in this market at this time. TIMET plans to continue its strategy of supplying other golf club casters with input stocks. Total worldwide employment at March 31, 1997 approximated 3,000 compared to 2,950 at year-end 1996 and 2,550 one year ago (proforma for the AJM acquisition).

          Operating income in the first quarter of 1996 included special charges of $4.2 million related to the IMI titanium acquisition. See Note 3 to the Consolidated Financial Statements.

          Interest expense in the first quarter of 1997 includes $3.4 million related to the Convertible Preferred Securities issued in November 1996. Interest in the 1996 period relates primarily to indebtedness subsequently repaid with the proceeds of the Company's June 1996 initial public stock offering.

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

          The Company operates in several tax jurisdictions and is subject to varying income tax rates. For financial reporting purposes, the Company has previously recognized substantially all of its net operating loss and other carryforwards, and, accordingly, its effective income tax rate in 1997 was higher than in 1996. Such effective rate for the full year 1997 may vary slightly from that in the first quarter due to the combined effects of state income taxes and varying non-U.S. rates. See Note 8 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's financial position has significantly improved since the beginning of 1996 through the combined effects of (i) improved industry conditions, (ii) acquisitions made during 1996, (iii) the Company's June 1996 initial public stock offering and (iv) the November 1996 issuance of the Convertible Preferred Securities.

          At March 31, 1997, the Company had $78 million of cash and equivalents and $132 million of borrowing availability under its existing U.S. and European bank credit lines. Indebtedness consisted primarily of capital lease obligations related to certain of its European manufacturing facilities and a relatively nominal amount of European working capital borrowings. The Convertible Preferred Securities do not require principal amortization and the Company has the right to defer interest payments for one or more periods of up to 20 consecutive quarters each.

          Operating activities. Reflecting improved operating results, cash provided by operating activities (before changes in assets and liabilities) was $23 million in the 1997 period compared to $9 million in the 1996 period. Changes in assets and liabilities used approximately $18 million of cash in 1997, about $2 million less than in the first quarter of 1996 despite the higher levels of working capital necessary to support the higher production and sales levels. The Company's goal is to better manage working capital such that both "days sales outstanding" in receivables and "days sales in inventory" improve in 1997 over year-end 1996.

          Investing activities. The Company estimates capital expeditures for all of 1997 to be about $60 million, including capacity expansion and a major project to redesign business processes and implement integrated information systems throughout TIMET. About one-third of planned capital expenditures in 1997 relate to capacity expansion projects, the largest of which is a 20 million pound electron beam furnace to be completed in the second half of 1998. Capital spending related to the business process/information systems project is currently estimated at over $30 million during the next few years, about one-half of which is expected to be incurred in 1997.

          TIMET's strategy for developing new markets and uses for titanium includes providing funds to third parties to prove out a new use or uses of titanium. In this regard, during March 1997 the Company agreed to invest up to approximately $5 million in Titanium Memory Systems, Inc. ("TMS") for an approximate 20% equity interest in TMS and funded approximately $3 million of this amount in April 1997. The funds will be used by TMS to continue its development and initial production of a titanium substrate for use in computer hard disk drives.

          Financing activities. Debt repayments in 1997 related primarily to reductions in European working capital borrowings, including amounts due to CEZUS, the 30% minority owner in TIMET Savoie. Borrowings in the first quarter of 1996 were primarily to fund working capital needs and capital expenditures. The Company is negotiating to increase its borrowing availability, and expects, among other things, to be able to reduce current restrictions on use of borrowed proceeds in order to further enhance its financial flexibility and to lower the cost of borrowings.

          The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, modify its dividend policy, restructure ownership interests, refinance or restructure indebtedness, repurchase shares of capital stock, sell other assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources. In the normal course of business, the Company may investigate, evaluate and discuss acquisition, joint venture and other business combination opportunities in the titanium, specialty metal and related industries, and in this regard the Company has been exploring a potential strategic relationship with a large titanium producer in Russia. In the event of any future acquisition or joint venture opportunities, the Company may consider using available cash, issuing equity securities or incurring indebtedness.

                          PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         Reference is made to the Company's 1996 Annual Report for descriptions of certain previously reported legal proceedings.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

              10.1 Intercorporate Services Agreement by and between TIMET and NL Industries, Inc. effective as of January 1, 1997, incorporated by reference to Exhibit 10.5 of NL's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 1-640).

              10.2 Intercorporate Services Agreement by and between TIMET and Tremont effective as of January 1, 1997.

              27.1       Financial Data Schedule for the quarter ended March
                         31, 1997.

         (b)  Reports on Form 8-K:

              Reports on Form 8-K filed by the Registrant for the quarter ended March 31, 1997 and for the month of April 1997:

              January 24, 1997 - Reported Items 5 and 7
              March 13, 1997   - Reported Items 5 and 7
              March 26, 1997   - Reported Items 5 and 7
              April 21, 1997   - Reported Items 5 and 7

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


                                              TITANIUM METALS CORPORATION
                                          -----------------------------------
                                                    (Registrant)




Date: May 14, 1997                     By /s/ Joseph S. Compofelice
                                          -----------------------------------
                                          Joseph S. Compofelice
                                          Vice President and Chief Financial
                                          Officer




                                       By    /s/ J. Thomas Montgomery, Jr.
                                          -----------------------------------
                                          J. Thomas Montgomery, Jr.
                                          Vice President - Finance and Treasurer
                                          (Chief Accounting Officer)

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER      DESCRIPTION
------      -----------
10.1        Intercorporate Services Agreement by and between TIMET and NL
            Industries, Inc. effective as of January 1, 1997, incorporated by reference to Exhibit 10.5 of NL's Quarterly Report on Form 10-Q for
            the quarter ended March 31, 1997 (File No. 1-640).

10.2 Intercorporate Services Agreement by and between TIMET and Tremont effective as of January 1, 1997.

27.1        Financial Data Schedule for the quarter ended March 31, 1997.