Form 10-Q
period 1997-06-30
TITANIUM METALS CORP
filed 1997-08-08
CIK 1011657

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 - For the quarter ended June 30, 1997
                                        -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission file number 0-28538
                                               --------



                          Titanium Metals Corporation
    ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




               Delaware                                         13-5630895
---------------------------------------                    --------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No.)


               1999 Broadway, Suite 4300, Denver, Colorado 80202
 ----------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (303) 296-5600
                                                          ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                           Yes   X     No
                              -------    --------

   Number of shares of common stock outstanding on July 31, 1997: 31,456,655
                                                                  ----------

                         FORWARD - LOOKING INFORMATION

         The statements contained in this Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and under the captions "Results of Operations" and "Liquidity and Capital Resources," both contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements or discussions of trends which by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including in the portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission, such as the cyclicality of the Company's business and its dependence on the aerospace industry, the sensitivity of the Company's business to global industry capacity, global economic conditions, changes in product pricing, the possibility of labor disruptions, control by certain stockholders and possible conflicts of interest, potential difficulties in integrating acquisitions, uncertainties associated with new product development and the supply of raw materials and services.

                          TITANIUM METALS CORPORATION

                                     INDEX


                                                                                       Page
                                                                                      number
                                                                                      ------
PART I.       FINANCIAL INFORMATION

         Item 1.    Financial Statements.

                    Consolidated Balance Sheets - December 31, 1996 and
                      June 30, 1997                                                     2-3

                    Consolidated Statements of Operations - Three months and
                      six months ended June 30, 1996 and 1997                            4

                    Consolidated Statement of Stockholders' Equity - Six
                      months ended  June 30, 1997                                        5

                    Consolidated Statements of Cash Flows - Three months and
                      six months ended June 30, 1996 and 1997                           6-7

                    Notes to Consolidated Financial Statements                         8-11

         Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.                                       12-14

PART II.     OTHER INFORMATION

         Item 1.    Legal Proceedings.                                                  14

         Item 4.    Submission of Matters to a Vote of Security Holders.                14

         Item 6.    Exhibits and Reports on Form 8-K.                                   15

                          TITANIUM METALS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                            DECEMBER 31,    JUNE 30,
                               ASSETS           1996         1997
                                             ----------   ----------
Current assets:
   Cash and cash equivalents                 $   86,526   $   83,703
   Receivables, net                             114,100      136,514
   Receivable from related parties                1,676        1,883
   Inventories                                  155,488      166,397
   Prepaid expenses                              12,510        8,481
   Deferred income taxes                            718          431
                                             ----------   ----------

     Total current assets                       371,018      397,409
                                             ----------   ----------


Other assets:
   Goodwill                                      67,430       61,996
   Other intangible assets                       19,314       18,283
   Deferred income taxes                         11,618       10,913
   Other                                         14,069       17,519
                                             ----------   ----------

     Total other assets                         112,431      108,711
                                             ----------   ----------

Property and equipment:
   Land                                           6,129        6,112
   Buildings                                     32,929       33,094
   Equipment                                    207,046      225,454
   Construction in progress                      17,513       31,576
                                             ----------   ----------
                                                263,617      296,236
   Less accumulated depreciation                 44,048       54,084
                                             ----------   ----------

     Net property and equipment                 219,569      242,152
                                             ----------   ----------

                                             $  703,018   $  748,272
                                             ==========   ==========

                          TITANIUM METALS CORPORATION

                                 (In thousands)


                                                          DECEMBER 31,     JUNE 30,
     LIABILITIES AND STOCKHOLDERS' EQUITY                     1996          1997
                                                           ----------    ----------
Current liabilities:
   Notes payable                                           $    7,992    $    3,628
   Current maturities of long-term debt                           397           796
   Accounts payable                                            49,628        50,196
   Accrued liabilities                                         46,173        51,508
   Payable to related parties                                   1,649           630
   Income taxes                                                 6,638        17,274
   Deferred income taxes                                          348         1,269
                                                           ----------    ----------

     Total current liabilities                                112,825       125,301
                                                           ----------    ----------

Noncurrent liabilities:
   Long-term debt                                               1,158         1,566
   Capital lease obligations                                   11,562        11,026
   Payable to related parties                                     996           857
   Accrued OPEB cost                                           27,512        27,079
   Accrued pension cost                                         2,743         2,572
   Deferred income taxes                                       10,629         9,848
   Other                                                        3,920         2,827
                                                           ----------    ----------

     Total noncurrent liabilities                              58,520        55,775
                                                           ----------    ----------

Minority interest - Company-obligated mandatorily
   redeemable preferred securities of subsidiary
   trust holding solely subordinated debt securities          201,250       201,250
Other minority interest                                         4,207         5,366

Stockholders' equity:
   Common stock                                                   315           315
   Additional paid-in capital                                 346,133       346,382
   Retained earnings (deficit)                                (25,009)       11,078
   Currency translation adjustment                              5,635         3,663
   Pension liabilities adjustment                                (858)         (858)
                                                           ----------    ----------

     Total stockholders' equity                               326,216       360,580
                                                           ----------    ----------

                                                           $  703,018       748,272
                                                           ==========    ==========

Commitments and contingencies (Note 1)



         See accompanying notes to consolidated financial statements.

                          TITANIUM METALS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)





                                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          1996       1997       1996       1997
                                                        --------   --------   --------   --------
Revenues and other income:
     Net sales                                          $118,834   $181,378   $226,390   $348,428
     Other, net                                            2,929      1,694      4,282      2,569
                                                        --------   --------   --------   --------
                                                         121,763    183,072    230,672    350,997
                                                        --------   --------   --------   --------

Costs and expenses:
     Cost of sales                                       100,743    138,107    193,231    268,407
     Selling, general, administrative and development      6,624     10,704     12,155     20,827
     Special charges                                         100       --        4,308       --
     Interest                                              3,354      3,847      6,852      7,875
                                                        --------   --------   --------   --------
                                                         110,821    152,658    216,546    297,109
                                                        --------   --------   --------   --------

     Income before income taxes                           10,942     30,414     14,126     53,888

Income tax expense                                         2,873      9,428      3,530     16,588
Minority interest                                           --          676        411      1,213
                                                        --------   --------   --------   --------

     Net income                                         $  8,069     20,310   $ 10,185   $ 36,087
                                                        ========   ========   ========   ========

Fully diluted net income                                $  8,069   $ 22,525   $ 10,185   $ 40,500
                                                        ========   ========   ========   ========

Net income per common share                             $    .30   $    .65   $    .43   $   1.15
Fully diluted earnings per share                        $    .30   $    .61   $    .43   $   1.10

Weighted average shares outstanding:
     Common shares                                        27,094     31,457     23,784     31,457
     Fully diluted shares                                 27,094     36,971     23,784     36,944




          See accompanying notes to consolidated financial statements.

                          TITANIUM METALS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 1997

                                 (In thousands)


                                                                                                          ADJUSTMENTS
                                                             ADDITIONAL   RETAINED                   -------------------------
                                     COMMON       COMMON      PAID-IN     EARNINGS       CURRENCY      PENSION
                                     SHARES       STOCK       CAPITAL     (DEFICIT)    TRANSLATION   LIABILITIES      TOTAL
                                   ----------   ----------   ----------   ----------   -----------   -----------    ----------
Balance at December 31, 1996           31,455   $      315   $  346,133   $  (25,009)   $    5,635    $     (858)   $  326,216

Net income                               --           --           --         36,087          --            --          36,087
Adjustments, net                         --           --           --           --          (1,972)         --          (1,972)
Other, net                                  2         --            249         --            --            --             249
                                   ----------   ----------   ----------   ----------    ----------    ----------    ----------

Balance at June 30, 1997               31,457   $      315   $  346,382   $   11,078    $    3,663    $     (858)   $  360,580
                                   ==========   ==========   ==========   ==========    ==========    ==========    ==========



         See accompanying notes to consolidated financial statements.

                          TITANIUM METALS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Six months ended June 30, 1996 and 1997

                                 (In thousands)

                                                                  1996          1997
                                                               ----------    ----------
Cash flows from operating activities:
     Net income                                                $   10,185    $   36,087
     Depreciation and amortization                                  8,357        14,365
     Earnings of joint ventures, net of distributions              (3,610)         --
     Special charges                                                4,308          --
     Deferred income taxes                                             12         1,517
     Minority interest                                                411         1,213
     Other, net                                                      (654)         (150)
                                                               ----------    ----------
                                                                   19,009        53,032
     Change in assets and liabilities, net of acquisitions:
        Receivables                                               (30,482)      (22,242)
        Inventories                                                (9,801)      (12,358)
        Prepaid expenses                                           (2,788)        2,272
        Accounts payable and accrued liabilities                   14,928         2,938
        Income taxes                                                3,366        11,031
        Accounts with related parties                              (4,370)       (1,013)
        Other, net                                                    365         1,658
                                                               ----------    ----------

            Net cash provided (used) by operating activities       (9,773)       35,318
                                                               ----------    ----------

Cash flows from investing activities:
     Capital expenditures                                          (6,412)      (29,741)
     Business acquisitions                                         (2,250)         (476)
     Other investments                                               --          (3,400)
     Other, net                                                       147           169
                                                               ----------    ----------

            Net cash used by investing activities                  (8,515)      (33,448)
                                                               ----------    ----------

Cash flows from financing activities:
     Indebtedness:
        Borrowings                                                 17,150          --
        Repayments                                                (83,307)       (3,645)
     Related party debt payments                                  (42,489)         (929)
     Proceeds from issuance of common stock, net                  132,126          --
                                                               ----------    ----------

            Net cash provided (used) by financing activities       23,480        (4,574)
                                                               ----------    ----------

                                                               $    5,192    $   (2,704)
                                                               ==========    ==========

                          TITANIUM METALS CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                    Six months ended June 30, 1996 and 1997

                                 (In thousands)



                                                          1996         1997
                                                        ---------    ---------

Net increase (decrease) in cash and equivalents from:
     Operating, investing and financing activities      $   5,192    $  (2,704)
     Cash acquired                                          1,901         --
     Currency translation                                      62         (119)
                                                        ---------    ---------

                                                            7,155       (2,823)
     Cash and equivalents at beginning of period               24       86,526
                                                        ---------    ---------

     Cash and equivalents at end of period              $   7,179    $  83,703
                                                        =========    =========

Supplemental disclosures:
     Cash paid for:
        Interest                                        $   6,232    $   7,617
        Income taxes                                          150        3,606
                                                                          --
     Business acquisitions:
        Cash and equivalents                            $   1,901    $    --
        Goodwill and other intangibles                     11,367          577
        Other noncash assets                              131,451        3,503
        Liabilities                                       (72,469)      (3,604)
        Common stock issued to IMI                        (70,000)        --
                                                        ---------    ---------

           Cash paid                                    $   2,250    $     476
                                                        =========    =========




         See accompanying notes to consolidated financial statements.

                          TITANIUM METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of presentation:

         The consolidated balance sheet of Titanium Metals Corporation ("TIMET") and subsidiaries (collectively, the "Company") at December 31, 1996 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1997 and the consolidated statements of operations, stockholders' equity and cash flows for the interim periods ended June 30, 1996 and 1997 have been prepared by the Company without audit. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations.

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

         The Company will retroactively adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," effective December 31, 1997. Had SFAS No. 128 been effective during 1996 and the first six months of 1997,
(i) "Basic earnings per share" under SFAS No. 128 would have been the same as earnings per common share reported by the Company and (ii) "Dilutive earnings per share" under SFAS No. 128 would have been the same as fully diluted earnings per share reported by the Company.

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

                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                          JUNE 30,                    JUNE 30,
                                  ------------------------    ------------------------
                                     1996          1997          1996          1997
                                  ----------    ----------    ----------    ----------
                                       (In thousands)              (In thousands)
Net sales                         $  118,834    $  181,378    $  226,390    $  348,428
                                  ==========    ==========    ==========    ==========

Operating income                  $   13,748    $   32,843    $   20,571    $   59,378
General corporate income, net            548         1,418           407         2,385
Interest expense                      (3,354)       (3,847)       (6,852)       (7,875)
                                  ----------    ----------    ----------    ----------

     Income before income taxes   $   10,942    $   30,414    $   14,126    $   53,888
                                  ==========    ==========    ==========    ==========

         Operating income for the three months and six months ended June 30, 1996 included $.1 million and $4.3 million, respectively, of special charges resulting from the February 1996 acquisition of the titanium metals business of IMI plc and related business integration. The special charges included $3 million of compensation costs and $1.3 million of integration costs relating to the relocation of personnel and the consolidation of certain facilities.

Note 4 - Business combinations:

         As previously reported, the Company completed certain acquisitions during 1996 and early 1997, principally IMI's titanium metals business in February 1996 and the assets of Axel Johnson Metals ("AJM") in October 1996. On a pro forma basis assuming the IMI and AJM acquisitions had occurred at the beginning of 1996, (i) net sales for the second quarter of 1996 were $141.1 million, operating income was $14.7 million, net income was $7.0 million and net income per share was $.26 and (ii) net sales for the six months ended June 30, 1996 were $265.0 million, operating income was $19.0 million, net income was $5.7 million and net income per share was $.22. The pro forma effect of the previously-reported TISTO (July 1996), TIMET Savoie (August 1996), and LASAB (January 1997) transactions is not material. The above pro forma financial information is not necessarily indicative of the operating results that might have occurred if the IMI and AJM acquisitions had actually been completed at the beginning of 1996.

         Effective in July 1997, TIMET closed the previously-reported transaction to combine its welded tubing operations with those of Valinox Welded, a French manufacturer of welded tubing, principally stainless steel and titanium, with operations in France and China. The joint venture, "ValTimet", is 46% owned by TIMET and 54% owned by Valinox Welded. TIMET will supply titanium strip product to ValTimet under a long-term contract as the preferred supplier. The effect of the transaction on TIMET's 1997 financial results is not expected to be material.

Note 5 - Inventories:

                                                        DECEMBER 31,   JUNE 30,
                                                           1996          1997
                                                        ----------    ----------
                                                            (In thousands)
 Raw materials                                          $   22,806    $   23,590
 In process and finished products                          125,137       134,734
 Supplies                                                    7,545         8,073
                                                        ----------    ----------

                                                        $  155,488    $  166,397
                                                        ==========    ==========



         The average cost of LIFO inventories exceeded the net carrying amount of such inventories by approximately $32 million at December 31, 1996 and $36 million at June 30, 1997.

Note 6 - Accrued liabilities:

                                                       DECEMBER 31,    JUNE 30,
                                                           1996          1997
                                                        ----------    ----------
                                                            (In thousands)
 Postretirement benefit costs                           $    2,024    $    2,024
 Pension costs                                               1,507         1,516
 Other employee benefits                                    21,360        21,047
 Environmental costs                                         1,643         1,843
 Taxes, other than income                                    2,292         1,572
 Interest                                                    1,304         1,103
 Other                                                      16,043        22,403
                                                        ----------    ----------

                                                        $   46,173    $   51,508
                                                        ==========    ==========

Note 7 - Notes payable, long-term debt and capital lease obligations:

         Notes payable at December 31, 1996 and June 30, 1997 consists of borrowings under the Company's European bank credit agreements. At June 30, 1997, the Company had approximately $132 million of unused borrowing availability under its then-existing U.S. and European bank credit agreements. In July 1997, the Company entered into a new $200 million five-year secured bank credit agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Long-term debt at December 31, 1996 and June 30, 1997 consists principally of notes payable to former TISTO shareholders. Capital lease obligations relate principally to production facilities in the United Kingdom held under long-term leases with IMI.

Note 8 - Income taxes:

         The difference between the Company's provision for income tax expense and the amounts that would be expected using the U.S. federal statutory income tax rate of 35% is presented below. The valuation allowance reductions in both periods relate primarily to current utilization of certain tax carryforwards not previously recognized.



                                                          SIX MONTHS ENDED,
                                                              JUNE 30,
                                                       ------------------------
                                                          1996          1997
                                                       ----------    ----------
                                                           (In thousands)
Expected income tax expense                            $    4,944    $   18,861
Adjustment of deferred tax valuation allowance
      related to current year results                      (1,160)       (1,498)
U.S. state income taxes, net                                   49           397
Incremental tax and rate differences on
       non-tax group companies, net                          (210)         (600)
 Other, net                                                   (93)         (572)
                                                       ----------    ----------

                                                       $    3,530    $   16,588
                                                       ==========    ==========

Note 9 - Organization structure:

         At June 30, 1997, Tremont Corporation held approximately 30% of TIMET's outstanding common stock. Contran Corporation and other entities related to Harold C. Simmons hold an aggregate of approximately 45% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons may be deemed to control each of Contran, Tremont and TIMET.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The significant improvement in 1997 earnings was driven by price increases and a 25% increase in mill products volume compared to the first six months of 1996. Titanium mill products shipments in the second quarter were a record 8.2 million pounds (15.6 million pounds for the 1997 six-month period). The average selling price of mill products shipped in the second quarter of 1997 was $16.18 per pound compared to $14.54 in the second quarter of 1996 and $16.00 in the first quarter of 1997. The Company's operating income margin increased to 18.1% in the second quarter of 1997, significantly above year-ago levels, and up from 15.9% in the first quarter of 1997.

         The higher average selling prices reflect the pass-through of cost increases, particularly raw material costs, real price increases associated with increased market demand and product mix. Although the Company and the titanium industry are continuing to experience increases in the cost of certain raw materials, the Company's higher selling prices have more than offset those cost increases. Firm order backlog at June 30, 1997 was approximately $485 million, up from $440 million at year-end 1996. Average prices on recent orders have continued to be above prior period levels.

         Operating levels at the Company's plants in 1997 were generally higher than in the comparable 1996 period and contributed to improved operating results. However, operating levels at one of the Company's two casting facilities, which facility primarily produced for non-aerospace markets, were well below 1996 levels and negatively impacted earnings. Total worldwide employment at June 30, 1997 approximated 3,050 compared to 2,950 at year-end 1996 and 3,050 one year ago (proforma for the AJM acquisition).

         Operating income in the first half of 1996 included special charges of $4.3 million related to the IMI titanium acquisition. See Note 3 to the Consolidated Financial Statements.

         Interest expense in the first half of 1997 includes $6.8 million related to the Convertible Preferred Securities issued in November 1996. Interest in the 1996 period relates primarily to indebtedness repaid with the proceeds of the Company's June 1996 initial public stock offering.

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

         The Company operates in several tax jurisdictions and is subject to varying income tax rates. For financial reporting purposes, the Company has previously recognized substantially all of its net operating loss and other carryforwards, and, accordingly, its effective income tax rate in 1997 was higher than in 1996. Such effective rate for the full year 1997 may vary slightly from that in the first half of the year due to the combined effects of state income taxes and varying non-U.S. rates. See Note 8 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company had $84 million of cash and equivalents and $132 million of borrowing availability under its then-existing U.S. and European bank credit lines ($227 million of borrowing availability proforma for the new bank credit agreement entered into in July 1997). Indebtedness outstanding consisted primarily of capital lease obligations related to certain of its European manufacturing facilities and a relatively nominal amount of European working capital borrowings. The Convertible Preferred Securities do not require principal amortization and the Company has the right to defer interest payments for one or more periods of up to 20 consecutive quarters each.

         Operating activities. Reflecting improved operating results, cash provided by operating activities (before changes in assets and liabilities) was $53 million in the 1997 six-month period compared to $19 million in the same period of 1996. Changes in assets and liabilities used approximately $18 million of cash in 1997, about $11 million less than in the first half of 1996 despite the higher levels of working capital necessary to support the higher production and sales levels. The Company's goal is to better manage working capital such that both "days sales outstanding" in receivables and "days sales in inventory" improve during 1997 and 1998 over year-end 1996.

         Investing activities. The Company estimates capital expeditures for all of 1997 to be about $60 million, including capacity expansion and a major project to redesign business processes and implement integrated information systems throughout the Company. About 40% of planned capital expenditures in 1997 relate to capacity expansion projects, the largest of which include a 20 million pound electron beam furnace in the U.S. and a radial forge press in the U.K., both to be completed by the second half of 1998. Capital spending related to the business process/information systems project is currently estimated at over $30 million during the next few years, about one-half of which is expected to be incurred in 1997.

         TIMET's strategy for developing new markets and uses for titanium includes providing funds to third parties to prove out a new use or uses of titanium. Other cash investments in the 1997 period consist principally of the Company's previously-reported investment in Titanium Memory Systems, Inc.

         Financing activities. Debt repayments in 1997 related primarily to reductions in European working capital borrowings, including amounts due to CEZUS, the 30% minority owner in TIMET Savoie. Borrowings in the 1996 period were primarily to fund working capital needs and capital expenditures prior to outstanding borrowings being repaid from proceeds of the June 1996 IPO. In July 1997, the Company entered into a new $200 million five-year secured revolving credit facility with a group of lenders to replace an existing $105 million secured agreement which was not scheduled to terminate until the end of 1998. Borrowings under the new agreement, which are secured by substantially all of the Company's assets, will be available for general corporate purposes, including potential acquisitions. Borrowings under the new facility will initially be at a rate of LIBOR plus 50 basis points.

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

Item 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

         The Company held its Annual Meeting of Stockholders on May 9, 1997. All the nominees for director were elected with the voting results for each as follows:

          Director                      Votes For               Votes Withheld
          --------                      ---------               --------------
J. Landis Martin                       26,585,366                   160,590
Andrew R. Dixey                        26,585,366                   160,590
Joseph S. Compofelice                  26,585,366                   160,590
Edward C. Hutcheson, Jr.               26,589,566                   156,390
Hiroomi Mikami                         26,589,566                   156,390
Thomas P. Stafford                     26,589,566                   156,390

         The Company's shareholders also approved the following two proposals with the voting results for each as follows:

                                                          Votes For          Votes Against        Votes Abstained
                                                          ---------          -------------        ---------------
(a)     Approval  of the  Company's  1996  Long Term      20,670,358           4,792,729              88,468
        Performance Incentive Plan

(b)     Approval of the Company's  Senior  Executive      26,300,560            37,827                15,965
        Incentive Compensation Plan

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits:

         10.1      $200,000,000  Credit  Agreement among Titanium
                   Metals Corporation and various lending institutions dated as of July 30, 1997 incorporated by reference to Exhibit 10.1 of a Current Report on Form 8-K dated July 30, 1997 filed by the
                   Registrant.

         27.1 Financial Data Schedule for the six-month period ended June 30, 1997.

    (b)  Reports on Form 8-K:

         Reports on Form 8-K filed by the Registrant for the quarter ended June 30, 1997 and for the month of July 1997:

         April 22, 1997   -   Reported Items 5 and 7.
         July 3, 1997     -   Reported Items 5 and 7.
         July 21, 1997    -   Reported Items 5 and 7.
         July 30, 1997    -   Reported Items 5 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TITANIUM METALS CORPORATION
                                          -------------------------------------
                                                    (Registrant)




Date:  August 6, 1997                   By    /s/ Joseph S. Compofelice
--------------------------------          -------------------------------------
                                          Joseph S. Compofelice
                                          Vice President and Chief Financial
                                          Officer




                                        By    /s/ J. Thomas Montgomery, Jr.
                                          -------------------------------------
                                          J. Thomas Montgomery, Jr.
                                          Vice President - Finance and Treasurer
                                          (Chief Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
--------  -----------
  10.1    $200,000,000 Credit Agreement among Titanium Metals Corporation and various lending institutions dated as of July 30, 1997 incorporated by reference to Exhibit 10.1 of a Current Report on Form 8-K dated July
          30, 1997 filed by the Registrant.

  27.1    Financial Data Schedule for the six-month period ended June 30, 1997.