Form 10-Q
period 1997-09-30
TITANIUM METALS CORP
filed 1997-11-04
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

     ACT OF 1934 - For the quarter ended September 30, 1997

                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

                         Commission file number 0-28538





     Titanium Metals Corporation

(Exact name of registrant as specified
           in its charter)




         Delaware                                   13-5630895

(State or other                                  (IRS Employer
jurisdiction of                                  Identification
incorporation or                                 No.)
organization)



 1999 Broadway, Suite 4300, Denver, Colorado
                    80202

  (Address of principal executive offices)
                 (Zip Code)




  Registrant's telephone number, including  (303) 296-
                                area code:  5600



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


Yes  X      No



Number of shares of common stock outstanding on October 31, 1997:  31,456,655








                         FORWARD - LOOKING INFORMATION

     The statements contained in this Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and under the captions "Results of Operations" and "Liquidity and Capital Resources," (both contained in Management's Discussion and Analysis of Financial Condition and Results of Operations), are forward-looking statements or discussions of trends which by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including in the portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission, such as the cyclicality of the Company's business and its dependence on the aerospace industry, the sensitivity of the Company's business to global industry capacity, global economic conditions, changes in product pricing, the possibility of labor disruptions, control by certain stockholders and possible conflicts of interest, potential difficulties in integrating acquisitions, uncertainties associated with new product development and the supply of raw materials and services.

                          TITANIUM METALS CORPORATION

                                     INDEX



                                                                 Page
                                                                number


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements.

           Consolidated Balance Sheets - December 31, 1996 and
            September 30, 1997                                    2-3

           Consolidated Statements of Income - Three months and
            nine months ended September 30, 1996 and 1997          4

           Consolidated Statement of Stockholders' Equity - Nine
            months ended  September 30, 1997                       5

           Consolidated Statements of Cash Flows - Nine months
            ended September 30, 1996 and 1997                     6-7

           Notes to Consolidated Financial Statements            8-11

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.               12-15

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings.                                   16

     Item 6. Exhibits and Reports on Form 8-K.                    16


                          TITANIUM METALS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                December 31,  SEPTEMBER 30,
                    ASSETS                          1996

Current assets:
  Cash and cash equivalents                      $ 86,526      $ 68,789
  Receivables, net                                114,100       136,671
  Receivable from related parties                   1,676         7,417
  Inventories                                     155,488       168,850
  Prepaid expenses and other                       12,510        14,670
  Deferred income taxes                               718         4,240


     Total current assets                         371,018       400,637



Other assets:
  Investments in joint ventures                       270        22,969
  Goodwill                                         67,430        60,590
  Other intangible assets                          19,314        17,529
  Deferred income taxes                            11,618         3,631
  Other                                            13,799        14,743


     Total other assets                           112,431       119,462



Property and equipment:
  Land                                              6,129         5,814
  Buildings                                        32,929        26,762
  Equipment                                       207,046       223,409
  Construction in progress                         17,513        29,459

                                                  263,617       285,444
  Less accumulated depreciation                    44,048        50,837


     Net property and equipment                   219,569       234,607


                                                 $703,018      $754,706





                          TITANIUM METALS CORPORATION

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS'  December 31,  SEPTEMBER 30,
  EQUITY                                              1996           1997

Current liabilities:
  Notes payable                                   $  7,992        $  5,439
  Current maturities of long-term debt                 397             784
  Accounts payable                                  49,628          52,188
  Accrued liabilities                               46,173          42,700
  Payable to related parties                         1,649              29
  Income taxes                                       6,638          16,050
  Deferred income taxes                                348              90


     Total current liabilities                      112,825        117,280


Noncurrent liabilities:
  Long-term debt                                     1,158           1,508
  Capital lease obligations                         11,562          10,633
  Payable to related parties                           996             842
  Accrued OPEB cost                                 27,512          26,722
  Accrued pension cost                               2,743             353
  Deferred income taxes                             10,629           8,218
  Other                                              3,920           2,694


     Total noncurrent liabilities                   58,520          50,970


Minority interest - Company-obligated
 mandatorily redeemable preferred securities
 of subsidiary trust holding solely
 subordinated   debt securities                    201,250         201,250


Other minority interest                              4,207           5,828

Stockholders' equity:
  Common stock                                         315             315
  Additional paid-in capital                       346,133         346,557
  Retained earnings (deficit)                      (25,009)         32,413
  Currency translation adjustment                    5,635             951
  Pension liabilities adjustment                      (858)           (858)


     Total stockholders' equity                    326,216         379,378


                                                  $703,018        $754,706





[FN]Commitments and contingencies (Note 1)

                          TITANIUM METALS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands, except per share data)


                                    Three months ended    Nine months ended
                                       September 30,        September 30,


                                      1996       1997       1996       1997

Revenues and other income:
  Net sales                         $123,435  $177,177   $349,825   $525,606
  Other, net                           2,311       457      6,593      3,025

                                     125,746   177,634    356,418    528,631


Costs and expenses:
  Cost of sales                     100,922   132,747    294,153    401,153
  Selling, general, administrative
   and development                    6,459    10,076     18,614     30,904
  Special charges                       380         -      4,688          -
  Interest                               414      870      7,266      1,955
                                     108,175  143,693    324,721    434,012


  Income before income taxes
   and minority interest             17,571    33,941     31,697     94,619

Income tax expense                    4,261     9,880      7,791     28,846
Minority interest - Convertible
 Preferred Securities                     -     2,214          -      6,627
Other minority interest                  22       511        433      1,724

  Net income                        $ 13,288  $ 21,336   $ 23,473   $ 57,422



Fully diluted net income            $ 13,288  $ 23,550   $ 23,473   $ 64,049



Net income per common share         $    .42       .68   $    .89       1.83
Fully diluted earnings per share         .42       .64        .89       1.73

Weighted average shares
 outstanding:
  Common shares                      31,469    31,457     26,346     31,457
  Fully diluted shares               31,533    37,078     26,370     36,988



                          TITANIUM METALS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 1997

                                 (In thousands)


                                                Additional
                             Common    Common    paid-in
                             shares    stock     capital

Balance December 31, 1996   31,455      $315    $346,133

Net income                       -         -          -
Adjustments, net                 -         -          -
Other, net                       2         -         424


Balance September 30, 1997  31,457      $315    $346,557




Retained         Adjustments
earnings    Currency      Pension
(deficit)  translation   liabilities   Total


$(25,009)    $5,635       $  (858)    $326,216


  57,422          -             -      57,422
       -     (4,684)            -      (4,684)
       -          -             -         424




 $ 32,413    $  951         $(858)    $379,378







                          TITANIUM METALS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Nine months ended September 30, 1996 and 1997

                                 (In thousands)


                                                            1996      1997

Cash flows from operating activities:
  Net income                                             $ 23,473   $ 57,422
  Depreciation and amortization                            12,580      21,312
  Joint ventures, net of distributions                     (5,814)        891
  Special charges                                           4,688           -
  Deferred income taxes                                         -       2,307
  Other minority interest                                     433       1,725
  Other, net                                                 (812)        229


                                                           34,468      83,886
  Change in assets and liabilities, net of
   acquisitions:
    Receivables                                           (33,320)    (24,731)
    Inventories                                           (16,460)    (16,425)
    Prepaid expenses                                       (3,922)      2,605
    Accounts payable and accrued liabilities               17,610      (1,504)
    Income taxes                                            5,991      10,376
    Accounts with related parties                          (3,892)     (6,587)
    Other, net                                             (2,063)     (2,543



      Net cash provided (used) by operating activities     (1,508)     45,077

Cash flows from investing activities:
  Capital expenditures                                    (10,836)   (40,859)
  Business acquisitions                                   (13,135)      (476)
  Other investments                                            -     (11,683)
  Other, net                                                  149        102


      Net cash used by investing activities               (23,822)    (52,916)



Cash flows from financing activities:
  Indebtedness:
    Borrowings                                             18,248           -
    Repayments                                            (83,307)    (2,653)
    Deferred financing costs                                   -      (2,059)
  Related party debt repayments                           (42,505)      (929)
  Letters of credit collateralized                             -      (4,753)
  Proceeds from issuance of common stock, net             131,488          -
  Other                                                         -        150


      Net cash provided (used) by financing activities     23,924    (10,244)



                                                         $ (1,406)  $(18,083)







                          TITANIUM METALS CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                 Nine months ended September 30, 1996 and 1997

                                 (In thousands)


                                                            1996      1997

Net increase (decrease) in cash and equivalents from:
  Operating, investing and financing activities        $ (1,406)   $(18,083)
  Cash acquired                                           3,399          -
  Currency translation                                      203        346
                                                          2,196    (17,737)

Cash and equivalents at beginning of period                  24     86,526


Cash and equivalents at end of period                  $  2,220   $ 68,789



Supplemental disclosures:
  Cash paid for:
    Interest expense                                   $  6,689   $  1,421
    Convertible Preferred Securities dividends                -     10,148
    Income taxes                                            874     11,973

  Business acquisitions:
    Cash and equivalents                               $  3,399   $     -
    Goodwill and other intangibles                       16,224       577
    Other noncash assets                                160,918     3,503
    Liabilities                                         (97,406)   (3,604)
    Common stock issued to IMI                          (70,000)        -


      Cash paid                                        $ 13,135   $    476



  Noncash contribution to joint venture,
   principally property and equipment                  $      -   $ 11,337



                          TITANIUM METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of presentation:

     The consolidated balance sheet of Titanium Metals Corporation ("TIMET") and subsidiaries (collectively, the "Company") at December 31, 1996 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 1997 and the consolidated statements of operations, stockholders' equity and cash flows for the interim periods ended September 30, 1996 and 1997 have been prepared by the Company without audit. Certain previously reported amounts have been reclassified to conform to the current presentation. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations.

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

Note 2 - Earnings per share:

     Net income per common share is based upon the weighted average number of common shares outstanding. Fully diluted earnings per share reflects an immaterial number of dilutive common stock options and the assumed conversion of the Company-obligated mandatorily redeemable preferred securities of a subsidiary trust (the "Convertible Preferred Securities").

     The Company will retroactively adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," effective December 31, 1997. Had SFAS No. 128 been effective during 1996 and the first nine months of 1997,
(i) "Basic earnings per share" under SFAS No. 128 would have approximated earnings per common share reported by the Company and (ii) "Dilutive earnings per share" under SFAS No. 128 would have approximated fully diluted earnings per share reported by the Company.

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


                                 Three months ended      Nine months ended
                                    September 30,          September 30,

                                   1996        1997        1996        1997

                                   (In thousands)          (In thousands)
Net sales                       $123,435    $177,177   $349,825    $525,606



Operating income                $ 17,824    $ 33,310   $ 38,395    $ 92,688
General corporate income, net        161       1,501        568       3,886
Interest expense                    (414)       (870)    (7,266)     (1,955)




  Income before income taxes
    and minority interest       $ 17,571    $ 33,941   $ 31,697    $ 94,619






     Effective in July 1997, TIMET closed the previously-reported transaction to combine its welded tubing operations with those of Valinox Welded, a French manufacturer of welded tubing, principally stainless steel and titanium, with operations in France and China. The joint venture, "ValTimet", is 46% owned by TIMET and 54% owned by Valinox Welded and is reported by the Company by the equity method. TIMET supplies titanium strip product to ValTimet under a long-term contract as the preferred supplier. Sales to ValTimet in the third quarter of 1997 were $9.0 million. Current accounts receivable from ValTimet at September 30, 1997, included in receivables from related parties, were $7.4 million.

     Operating income for the three months and nine months ended September 30, 1996 included $.4 million and $4.7 million, respectively, of special charges resulting from the February 1996 acquisition of the titanium metals business of IMI plc and related business integration. The special charges included
$3 million of compensation costs and $1.7 million of integration costs relating to the relocation of personnel and the consolidation of certain facilities.


Note 4 - Business combinations:

     As previously reported, the Company completed certain acquisitions during 1996, principally IMI's titanium metals business in February 1996 and the assets of Axel Johnson Metals ("AJM") in October 1996. On a pro forma basis assuming the IMI and AJM acquisitions had occurred at the beginning of 1996, (i) net sales for the third quarter of 1996 were $142.1 million, operating income was $20.3 million, net income was $13.4 million and net income per share was $.43 and (ii) net sales for the nine months ended September 30, 1996 were $407.1 million, operating income was $39.3 million, net income was $19.1 million and net income per share was $.68. The pro forma effect of the previously-reported TISTO (July 1996), TIMET Savoie (August 1996), and LASAB (January 1997)

acquisitions is not material. The above pro forma financial information is not necessarily indicative of the operating results that might have occurred if the IMI and AJM acquisitions had actually been completed at the beginning of 1996.

Note 5 - Inventories:


                                                December 31,  SEPTEMBER 30,
                                                    1996           1997

                                                        (In thousands)
Raw materials                                   $ 22,806       $ 20,158
In process and finished products                 125,137        139,510
Supplies                                           7,545          9,182


                                                $155,488       $168,850




     The average cost of LIFO inventories exceeded the net carrying amount of such inventories by approximately $32 million at December 31, 1996 and $35 million at September 30, 1997.

Note 6 - Accrued liabilities:


                                                December 31,  SEPTEMBER 30,
                                                    1996           1997

                                                        (In thousands)
Postretirement benefit costs                     $ 2,024        $ 2,024
Pension costs                                      1,507          1,250
Other employee benefits                           21,360         22,183
Environmental costs                                1,643          1,808
Taxes, other than income                           2,292          1,702
Interest                                           1,304             48
Convertible Preferred Securities - dividends           -          1,103
Other                                             16,043         12,582


                                                 $46,173        $42,700




Note 7 - Notes payable, long-term debt and capital lease obligations:

     Notes payable at December 31, 1996 and September 30, 1997 consists of borrowings under the Company's European bank credit agreements. At September 30, 1997, the Company had approximately $220 million of unused borrowing availability under its U.S. and European bank credit agreements.

     Long-term debt at December 31, 1996 and September 30, 1997 consists principally of notes payable to former TISTO shareholders. Capital lease obligations relate principally to production facilities in the United Kingdom held under long-term leases with IMI.

Note 8 - Income taxes:

     The difference between the Company's provision for income tax expense and the amounts that would be expected using the U.S. federal statutory income tax rate of 35% is presented below. The valuation allowance reductions in both periods relate primarily to current utilization of certain tax carryforwards not previously recognized.


                                                            Nine months ended
                                                              September 30,

                                                             1996      1997

                                                             (In thousands)
Expected income tax expense                                $11,094  $33,117
Non-U.S. tax rates                                            (124)    (414)
Rate change adjustment of
 foreign deferred taxes                                          -     (365)
Adjustment of deferred tax valuation allowance
 related to current year results                            (4,453)  (2,779)
U.S. state income taxes, net                                   669      598
Other, net                                                     605   (1,311)


  Provision for income taxes                               $ 7,791  $28,846




     Minority interest - Convertible Preferred Securities are stated net of income tax benefits of $1.2 million in the third quarter and $3.6 million in the nine-month 1997 period.

Note 9 - Ownership structure:

     At September 30, 1997, Tremont Corporation held approximately 30% of TIMET's outstanding common stock. Contran Corporation and other entities related to Harold C. Simmons hold an aggregate of approximately 47% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons may be deemed to control each of Contran, Tremont and TIMET.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The significant improvement in 1997 earnings compared to last year was driven by price increases and a 20% increase in mill products volume compared to the first nine months of 1996. Titanium mill products shipments in the third quarter were 8.1 million pounds (23.7 million pounds for the 1997 nine-month period), up from 7.1 million pounds and 19.7 million pounds, respectively, in the comparable 1996 periods. The Company's operating income margin increased to 18.8% in the third quarter of 1997, significantly above year-ago levels, and up from 18.1% in the second quarter of 1997. Firm order backlog at September 30, 1997 was approximately $530 million, up from $440 million at year-end 1996.

     In August 1997, TIMET announced that it has been selected by Boeing Commercial Airplane Group to serve as the principal supplier to Boeing of titanium mill products under a long-term agreement beginning in 1998. Boeing and its suppliers, as a group, are the largest consumers of titanium in the world and therefore this new alliance is expected to have a positive impact on TIMET. This contract, when finalized, is expected to help mitigate the historical cyclicality of aerospace-related titanium business. The contract will give Boeing and its suppliers lower cost titanium and shorter lead times for deliveries, in return for minimum quantities of orders and long term pricing. The parties expect to execute a definitive agreement during the fourth quarter and begin the long-term arrangement in 1998.

     In the third quarter of 1997, TIMET completed its tubing joint venture, ValTimet, which is reported by the equity method as an unconsolidated affiliate (See Note 3 to the Consolidated Financial Statements). As a result, TIMET now sells intermediate strip product to the joint venture rather than selling finished tubing, which reduces the Company's average sales price per mill product pound shipped compared to prior periods. The Company's average price per mill product pound shipped in the third quarter of 1997 was $15.50 (approximately $16.20 on a basis adjusting for the effect of the ValTimet transaction so as to be comparable to the second quarter average price of $16.18 and the third quarter 1996 average price of $14.09).

     Operating levels at the Company's plants in 1997 were generally higher than in the comparable 1996 periods and contributed to improved operating results. However, sales and operating income in the third quarter were negatively impacted by reduced production levels associated with (i) management decisions to complete capacity-increasing projects early to help insure the higher demand levels expected in 1998 are met, (ii) startup of the ValTimet joint venture and
(iii) a fire in September which destroyed a portion of the Oregon castings facility (substantially all of the damage is covered by insurance). In addition, operating levels at the Company's other casting facility, which primarily produced for non-aerospace markets, were well below 1996 levels.

     Total worldwide employment at September 30, 1997 approximated 3,000 compared to 2,950 at year-end 1996 and 3,100 one year ago (proforma for the AJM acquisition). In August 1997, the hourly workers at TIMET's Toronto, Ohio facility ratified a three-year extension to the existing labor pact that will now expire in July 2002. The 415 production, maintenance, clerical and technical workers affected are represented by the United Steelworkers of America, AFL-CIO-CLC. The extension provides for wage increases over the next five years, plus modest enhancements in pension benefits and certain one-time payments. The Union agreed to certain workrule changes allowing for increased workplace flexibility. The Company agreed to transfer certain work currently being performed in Morristown, Tennessee to Toronto and to make additional investments in Toronto under certain circumstances. In addition, TIMET and the Union agreed to jointly pursue the design and implementation of a gainsharing program that will allow affected employees to share in the benefits derived from targeted cost reduction and productivity improvements at the facility.

     The Company has substantial operations and assets located in Europe, principally the United Kingdom. The U.S. dollar value of the Company's foreign sales and operating costs are subject to currency exchange rate fluctuations which can impact reported earnings and may affect the comparability of period-to-period operating results. Approximately one-half of the Company's European sales are denominated in currencies other than the U.S. dollar, principally major European currencies. Certain purchases of raw materials, principally titanium sponge, for the Company's European operations are denominated in U.S. dollars while labor and other production costs are primarily denominated in local currencies.

     Substantially all interest expense in the 1997 periods and the third quarter of 1996 relates to capital lease obligations and short-term European working capital borrowings. Interest in the 1996 nine-month period includes interest on indebtedness repaid with the proceeds of the Company's June 1996 initial public stock offering.

     The Company operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographical mix of pretax income can impact the Company's effective income tax rate. For financial reporting purposes, the Company has previously recognized substantially all of its net operating loss carryforwards, and, accordingly, its effective income tax rate in 1997 is higher than in 1996. See Note 8 to the Consolidated Financial Statements.

     Dividends on the Convertible Preferred Securities, previously reported as interest expense, are now reported net of tax benefit as minority interest.
This reclassification within the income statement has no effect on net income or earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company had $69 million of cash and equivalents and $220 million of borrowing availability under its U.S. and European bank credit lines. Indebtedness outstanding consisted primarily of capital lease obligations related to certain of its European manufacturing facilities and nominal amounts of European working capital borrowings. The Convertible Preferred Securities do not require principal amortization and the Company has the right to defer dividend payments for one or more periods of up to 20 consecutive quarters each.

     Operating activities.    Reflecting improved operating results, cash
provided by operating activities (before changes in assets and liabilities) was $84 million in the 1997 nine-month period compared to $34 million in the same period of 1996. Changes in assets and liabilities used $39 million of cash in 1997, approximately the same as the $36 million used in the first nine months of

1996 despite the higher levels of working capital necessary to support the higher 1997 production and sales levels. A Company goal is to better manage working capital such that both "days sales outstanding" in receivables and "days sales in inventory" improve during 1997 and 1998 over current levels.

     Investing activities.   The Company estimates capital expeditures for all
of 1997 to be between $55 million and $60 million, including capacity expansion and a major project to implement integrated information systems throughout the Company. About 40% of planned capital expenditures in 1997 relate to capacity expansion projects, the largest of which include a 20 million pound electron beam furnace in the U.S. and a radial forge press in the U.K., both to be completed by the second half of 1998. Capital spending related to the business process/information systems project is currently estimated at over $30 million during 1997 and 1998, about one-half of which is expected to be incurred in 1997. Certain costs associated with the business process/information systems project, including training and reengineering, are expensed as incurred.

     TIMET's strategy for developing new markets and uses for titanium includes providing funds to third parties to prove out a new use or uses of titanium. Other cash investments in the 1997 period include $8 million of cash contributions in connection with the formation of ValTimet and otherwise consist principally of the Company's previously-reported investment in Titanium Memory Systems, Inc.

     Financing activities. Debt repayments in 1997 related primarily to reductions in European working capital borrowings, including amounts due to TIMET's minority partner in TIMET Savoie. Borrowings in the 1996 period were primarily to fund working capital needs and capital expenditures prior to outstanding borrowings being repaid from proceeds of the June 1996 IPO. In July 1997, the Company entered into a new $200 million five-year secured revolving credit facility with a group of lenders to replace an existing $105 million secured agreement which was not scheduled to terminate until the end of 1998.

Borrowings under the new agreement, which are secured by substantially all of the Company's assets, are available for general corporate purposes, including potential acquisitions. Borrowings under the new facility are initially at a rate of LIBOR plus 50 basis points. In conjunction with the change in credit agreements, the Company temporarily cash collateralized approximately $5 million of outstanding letters of credit. Substantially all of such cash collateral should be refunded in the fourth quarter.

     The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, modify its dividend policy, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of capital stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources. In the normal course of business, the Company investigates, evaluates and discusses acquisition, joint venture, strategic relationship and other business combination opportunities in the titanium, specialty metal and related industries. In the event of any future acquisition or joint venture opportunities, the Company may consider using available cash, issuing additional equity securities or incurring additional indebtedness.


                          PART II - OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS.

     Reference is made to the Company's 1996 Annual Report for descriptions of certain previously reported legal proceedings.


     In September 1997, the previously reported action, Cadmus v. Titanium Metals Corporation (No. C2-95-586, U.S. District Court, Southern District of
Ohio), was dismissed without prejudice without payment by the Company.

     TIMET Castings, a wholly owned subsidiary of TIMET, has settled the previously reported action involving Ray Cook Golf Company for an immaterial sum.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

        27.1 Financial Data Schedule for the nine-month period ended September 30, 1997.

     (b)  Reports on Form 8-K:

       Reports on Form 8-K filed by the Registrant for the quarter ended September 30, 1997 and for the month of October 1997:

       July 3, 1997     -     Reported Items 5 and 7.
       July 21, 1997    -     Reported Items 5 and 7.
       July 30, 1997    -     Reported Items 5 and 7.
       August 1, 1997    -    Reported Items 5 and 7.
       August 25, 1997   -    Reported Items 5 and 7.
       August 27, 1997   -    Reported Items 5 and 7.
       October 21, 1997 -     Reported Items 5 and 7.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TITANIUM METALS CORPORATION


                                                  (Registrant)




Date: October 31, 1997         By   /s/ Joseph S. Compofelice

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
