Form 10-Q/A
period 1997-09-30
TITANIUM METALS CORP
filed 1997-11-05
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

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

                                 TITANIUM METALS CORPORATION


                                         (Registrant)



                          <c
                          >
Date: October 31,         By  /s/ Joseph S. Compofelice

1997

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