Form 10-K
period 1997-12-31
TITANIUM METALS CORP
filed 1998-03-27
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE     ACT OF 1934 - For the fiscal year ended December 31, 1997
                                       OR
  TRANSITION   REPORT   PURSUANT   TO   SECTION  13  OR  15(d)  OF  THE
  SECURITIES   EXCHANGE ACT OF 1934

                         Commission file number 0-28538

                                     Titanium Metals Corporation
             (Exact name of registrant as specified in its charter)

                 Delaware                                  13-5630895
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)

                1999 Broadway, Suite 4300, Denver, Colorado         80202
                (Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code:          (303) 296-5600

          Securities registered pursuant to Section 12(b) of the Act:

                                     None.

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class
                                  Common Stock
                           ($.01 par value per share)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ___ [FIN1]

As of February 28, 1998, 31,462,405 shares of common stock were outstanding. The aggregate market value of the 20.4 million shares of voting stock held by nonaffiliates of Titanium Metals Corporation as of such date approximated $615 million.

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

                                     PART I

ITEM 1:  BUSINESS

~    General.~~~~~Titanium Metals Corporation ("TIMET" or the "Company") is the
world's leading integrated producer of titanium sponge and mill products and has the largest sales volume worldwide. The Company is the only integrated producer with major manufacturing facilities in both of the world's principal markets for titanium, the United States and Europe. The Company estimates that in 1997 it accounted for approximately 25% of worldwide industry shipments of mill products and approximately 15% of world sponge production.

     Titanium was first manufactured for commercial use in the 1950s.
Titanium's unique combination of corrosion resistance, elevated-temperature performance and high strength-to-weight ratio makes it particularly desirable for use in commercial and military aerospace applications in which these qualities are essential design requirements for certain critical parts such as wing supports and jet engine components. While aerospace applications have historically accounted for a substantial portion of the worldwide demand for titanium and were over 40% of industry mill product shipments in 1997, the number of non-aerospace end-use markets for titanium has expanded substantially. Today, numerous industrial uses for titanium exist, including chemical and industrial power plants, desalination plants and pollution control equipment. Demand for titanium is also increasing in diverse new and emerging uses such as medical implants, sporting equipment, offshore oil and gas production installations, geothermal facilities, military armor and automotive uses.

     TIMET's products include: titanium sponge, the basic form of titanium metal used in processed titanium products; titanium ingot and slab, the result of melting sponge and titanium scrap, either alone or with various other alloying elements; and forged and cast products produced from ingot or slab, including billet, bar, flat products (plate, sheet, and strip), extrusions, wire and castings. The Company believes it is a low-cost producer of titanium sponge and melt products due in part to its economies of scale, manufacturing expertise and investment in technology. The titanium industry is comprised of several manufacturers which, like the Company, produce a relatively complete range of titanium products and a significant number of producers worldwide that manufacture a limited range of titanium mill products. The Company believes that at least 90% of the world's titanium sponge is produced by six companies.

      The Company intends to continue its focus on the following goals and objectives to change the traditional way business is conducted.

     . Maximize the long-term value of its core aerospace business by focusing on the Company's basic strengths of sponge production, melting, forging and casting of various shapes of titanium products and by entering into strategic agreements with major titanium users to help mitigate cyclicality of the aerospace business.

     . Invest in strategic alliances, including joint ventures, acquisitions and entreprenurial arrangements, as well as new markets, applications and products to help reduce dependence on the aerospace sector.

     . Invest in technology, capacity and innovative projects aimed at reducing costs and enhancing productivity, quality, customer service and production capacity.

     . Stabilize the cost and supply of raw materials.

     . Maintain a strong balance sheet.

      TIMET has taken a number of recent actions to further these objectives including the items discussed below.

      The Company has an agreement with The Boeing Company under which TIMET will be the principal supplier of titanium products to Boeing Commercial Airplane Group ("Boeing"), and its family of suppliers for a 10-year period beginning in 1998 (the "Boeing Agreement"). This innovative agreement with the world's largest end user of titanium provides TIMET with a significantly higher market share of Boeing titanium requirements than it might otherwise have and should help mitigate cyclical fluctuations in aerospace prices and volumes. See ~Markets~and~Customer~Base.
~

      In order to meet the expected volume increases as a result of the Boeing Agreement, the Company is adding additional melting and forging capacity intended to be cost effective even in a market downturn. These capacity additions are generally expected to be completed during the second half of 1998. TIMET has also entered into a long-term agreement to purchase, beginning in 1998, titanium sponge produced in Kazakhstan to help stabilize both cost and supply of this raw material. See ~Raw~Materials.
~

      In 1997, the Company combined its U.S. welded tube operations with those of Valinox Welded, a French manufacturer of welded tubing, principally stainless steel and titanium, with operations in France and China. The joint venture, "ValTimet," is 46% owned by TIMET and 54% owned by Valinox Welded (a subsidiary of Vallourec). The joint venture is intended to combine best manufacturing practices and market coverage. TIMET is the principal supplier of titanium to ValTimet.

      The Company has agreed to acquire for cash the titanium business of Loterios S.p.A., one of Italy's largest fabricators and distributors of titanium products, with 1997 sales of approximately $22 million. Loterios has emerged in recent years as one of the premier producers and suppliers of titanium pipe and fittings to the offshore oil and gas drilling and productions markets and is the leading supplier of these products in the North Sea offshore market. The acquisition of Loterios, scheduled to close in April 1998, is expected to increase TIMET's market share in industrial markets and to provide increased geographic sales coverage.

      TIMET's strategy for investing in new markets and uses for titanium also includes investing in emerging businesses. In this regard, during 1997 the Company acquired equity interests in Ti.Pro, LLC, Titanium Memory Systems, Inc. ("TMS") and TiComp, Inc. Ti.Pro's focus is on developing the market for titanium in automobile racing and other specialty vehicle applications, TMS is engaged in development and production of a titanium substrate for use in computer hard disk drives, and TiComp is working on the development and production of layered titanium and composite materials for a variety of potential applications.

~     Acquisitions~and~Capital~Transactions~during~1996.~At the beginning of
1996, the Company was 75%-owned by Tremont Corporation and its operations were conducted primarily in the United States. During 1996, among other things, the Company expanded both geographically and operationally as a result of the acquisition of the titanium business of IMI plc (the "IMI Titanium Acquisition"), the acquisition of certain assets from Axel Johnson Metals, Inc. ("the "AJM Acquisition") and certain smaller acquisitions in Europe, all of which transactions are more fully described in Note 3 to the Consolidated Financial Statements.

      The Company also significantly improved its liquidity and capital structure during 1996 through its initial public offering of common stock (which included sales by some of its shareholders) and the issuance of Company-obligated mandatorily redeemable preferred securities (the "Convertible Preferred Securities") through a subsidiary trust, TIMET Capital Trust I. See Notes 9 and 10 to the Consolidated Financial Statements.

      Tremont now holds approximately 30% of TIMET's outstanding common stock. See Note 13 to the Consolidated Financial Statements.

~    Recent~Industry~Conditions.~The titanium industry historically has derived the majority of its business from the aerospace industry. The cyclical nature of the aerospace industry has been the principal cause of the historical fluctuations in performance of titanium companies and contributed to cyclical peaks in titanium mill product shipments in 1980 and 1989 and cyclical lows in 1983 and 1991. The titanium industry improved dramatically during the last three years due to a combination of factors, including a resurgence in commercial aerospace demand beginning in 1995, continuing and stable industrial demand and the emergence of new uses for titanium in diverse sectors such as military armor and consumer goods. Worldwide industry mill product shipments increased in each of the last three years. Industry shipments of approximately 60,000 metric tons in 1997 were 65% above 1994 levels.

      Aerospace demand for titanium products, which includes both jet engine components such as rotor blades, discs, rings and engine cases, and air frame components, such as bulkheads, tail sections and wing supports, can be separated into commercial and military sectors. Industry shipments to the commercial aerospace sector in 1997 accounted for approximately 80% of total aerospace demand (33% of total industry wide titanium demand).

      According to the Airline Monitor, the commercial airline industry reported operating income of over $16 billion (estimated) in 1997, up one-third from $12 billion in 1996, and substantially better than profitability levels of 1995 and 1994 and the significant losses during 1990 to 1993. Despite recent aircraft deferrals and cancellations by some Asian airlines, most major carriers are believed to be continuing to invest in upgrading and expanding their fleets.
The Company understands commercial aircraft producers carry record backlogs with deliveries not expected to peak until 2000. In addition, current generations of airplanes use substantially more titanium than their predecessors. The Company can give no assurance as to the extent or duration of the current commercial aerospace cycle or the extent to which it will result in demand for titanium products.

      Since titanium's initial application in the aerospace sector, the number of end-use markets for titanium has expanded substantially. Existing industrial uses for titanium include chemical plants, industrial power plants, desalination plants, and pollution control equipment. Titanium is also experiencing increased customer demand in new and emerging uses such as medical implants, sporting equipment, offshore oil and gas production installations, geothermal facilities and automotive uses. Several of these emerging applications represent potential growth opportunities that the Company believes may reduce the industry's historical dependence on the aerospace market.

~     Products~and~Operations.~The Company is a vertically integrated titanium producer whose products include: titanium sponge, the basic form of titanium metal used in processed titanium products; titanium ingot and slab, the result of melting sponge and titanium scrap, either alone or with various other alloying elements; and forged and cast products produced from ingot or slab, including billet, bar, flat products (plate, sheet, and strip), extrusions, wire and castings. The titanium product chain is described below.

      Titanium sponge (so called because of its appearance) is the commercially pure, elemental form of titanium metal. The first step in sponge production involves the chlorination of titanium-containing rutile ores, derived from beach sand, with chlorine and coke to produce titanium tetrachloride. Titanium tetrachloride is purified and then reacted with magnesium in a closed system, producing titanium sponge and magnesium chloride as co-products. A portion of the Company's titanium sponge production capacity in Henderson, Nevada, incorporates Vacuum Distillation Process ("VDP") technology, which removes the magnesium and magnesium chloride residues by applying heat to the sponge mass while maintaining vacuum in the chamber. The combination of heat and vacuum boils the residues from the reactor mass into the condensing vessel. The titanium mass is then mechanically pushed out of the original reactor, sheared and crushed, while the residual magnesium chloride is electrolytically separated and recycled. The balance of the Company's sponge production capacity uses a leaching process rather than distillation to remove residues.

      Titanium ingots and slab are solid shapes (cylindrical and rectangular, respectively) that weigh up to 8 metric tons in the case of ingots and up to 16 metric tons in the case of slabs. Each is formed by melting titanium sponge or scrap or both, usually with various other alloying elements such as vanadium, aluminum, molybdenum, tin and zirconium. Titanium scrap is a by-product of milling and machining operations, and significant quantities of scrap are generated in the production process for most finished titanium products. TIMET closely monitors the melting process for ingots and slabs utilizing computer control systems to maintain product quality and consistency and meet customer specifications.

      Titanium mill products result from forging, rolling, drawing and/or extruding titanium ingots or slabs into products of various sizes and grades. These mill products include titanium billet, bar, rod, plate, sheet, strip and extrusions. The Company sends certain products to outside vendors for further processing before being shipped to customers or to the Company's service centers. The Company's customers usually process the Company's products for their ultimate end-use or for sale to third parties.

      Titanium cast products are produced by remelting ingot or billet and pouring molten metal into a cast, the cavity of which has been created in the shape of the part to be produced. After the metal has cooled and solidified, the part is removed from the cast and delivered to the customer or a third party for finishing. The casting process provides significant flexibility in the shapes that can be produced and is frequently utilized in forming tolerance-critical components such as diffusers, fan frames, seal rings, fluid system components and missile components.

      During the production process and following the completion of products, the Company performs extensive testing on its products, including sponge, mill products and castings. Testing may involve chemical analysis, mechanical testing, ultrasonic and x-ray testing, and dye penetration testing. The inspection process is critical to ensuring that the Company's products meet the high quality requirements of customers, particularly in aerospace components production.

      The Company is dependent upon the services of outside processors to perform important processing functions with respect to certain of its products. In particular, the Company currently relies upon a single processor to perform certain rolling steps for some of its plate, sheet, and strip products, and upon a single processor to perform certain finishing and conditioning steps for its slab products. Although the Company believes that there are other metal processors with the capability to perform these same functions, arranging for alternative processors or possibly acquiring or installing comparable capabilities, could take several months and any interruption in these functions could have a material and adverse effect on the Company's business, results of operations, financial condition and cash flows in the short term. The Company is exploring ways to lessen its dependence on any individual processor.

      In 1997 approximately 92% of the Company's sales were generated from the sale of titanium ingot, slab, a wide variety of mill products and sponge, 5% was generated from titanium castings, and the balance from sales of titanium tetrachloride and other by-products.

~     Raw~Materials.~The principal raw materials used in the production of titanium mill and cast products are titanium sponge, titanium scrap and alloying materials. The Company is the only domestic integrated titanium products producer that processes rutile ore into titanium tetrachloride and further processes the titanium tetrachloride into titanium sponge. As a result, the Company is less susceptible to fluctuations in the market price of titanium sponge than its competitors. In 1997, the Company produced 11,100 metric tons of sponge, of which approximately 20% was sold pursuant to a long-term agreement with the remainder used internally.

      While the Company is one of six major worldwide producers of titanium sponge, under current market conditions it cannot supply all of its needs for titanium sponge internally and is dependent, therefore, on third parties for a portion of its sponge needs (approximately one-half in 1997). The Company obtains sponge from suppliers in Japan and the former Soviet Union ("FSU"), both on a spot purchase basis and pursuant to fixed price contracts.

      TIMET has entered into a long-term agreement for the purchase of titanium sponge produced in Kazakhstan. The sponge purchase agreement is for ten years beginning in 1998, with firm pricing for the first five years (subject to certain adjustments). Volumes purchased under the contract will be up to 10,000 metric tons annually. The Company expects to have annual contracts with other sponge suppliers which it believes will cover the balance of its 1998 needs.

      The primary raw materials used in the production of titanium sponge are titanium-containing rutile ore, chlorine, magnesium and petroleum coke. Titanium-containing rutile ore is currently available from a number of suppliers around the world, principally located in Australia, Africa (South Africa and Sierra Leone), India and the United States. A majority of the Company's supply of rutile ore is currently purchased from Australian suppliers. The Company believes the availability of rutile ore will be adequate for the foreseeable future and does not anticipate any interruptions of its raw material supplies, although political or economic instability in the countries from which the Company obtains its raw materials could materially and adversely affect availability. In addition, although the Company believes that the availability of rutile ore is adequate in the near-term, there can be no assurance that the Company will not experience interruptions. Chlorine is currently obtained from a single source near the Company's Henderson, Nevada plant, but alternative suppliers are available. Magnesium and petroleum coke are generally available from a number of suppliers.

      Various alloying elements used in the production of titanium ingot are available from a number of suppliers. The Company has long-term agreements with certain suppliers for a substantial portion of its alloy requirements at fixed and/or formula determined prices.

~     Markets~and~Customer~Base.~About 55% of the Company's 1997 sales were to customers within North America, with about 38% to European customers and the balance to customers in other regions. No single customer represents more than 10% of the Company's direct sales. However, in 1997, about 70% of the Company's sales were used by the Company's customers to produce parts and other materials for the aerospace industry. The Company expects that while a majority of its 1998 sales will be to the aerospace sector, industrial and consumer goods markets will continue to represent a significant portion of sales.

      The aerospace industry is dominated by two major manufacturers of commercial aircraft and four major manufacturers of aircraft engines. Typically, the Company's sales are not made directly to the major aircraft and engine manufacturers but rather to companies that use the Company's titanium to produce parts and other materials for such manufacturers. However, if any of the major aerospace manufacturers were to significantly reduce build rates, there could be a material adverse effect on certain of the Company's direct customers who supply to such manufacturer and, therefore, an indirect adverse effect on the Company.

      The Company entered into the Boeing Agreement to help mitigate the impact of aerospace cyclicality. Under the terms of the Boeing Agreement, TIMET will supply a minimum of 70% of Boeing's annual needs for titanium, depending upon Boeing's requirements each year. TIMET's share of Boeing's total titanium requirements will increase as Boeing's volume requirements decrease, down to a minimum mutual commitment of 6.5 million pounds (3,000 metric tons) per year. The agreement is effective for shipments beginning in 1998, but it is not anticipated to reach expected volume levels until 1999.

      Pricing under the Boeing Agreement is firm for the first five years and will be reviewed annually for inflationary conditions for the next five years based upon an aerospace-related index. The companies have also agreed to utilize Boeing's Lean Manufacturing program to develop cost savings that will be shared by both companies.

      The Company may also enter into similar long-term agreements with other key aerospace customers.

      The Company's order backlog was approximately $530 million at December 31, 1997 compared to $440 million at December 31, 1996. Approximately 95% of the 1997 year end backlog is expected to be delivered during 1998. Although the Company believes that the backlog is a reliable indicator of near-term business activity, conditions in the aerospace industry could change and result in future cancellations or deferrals of existing aircraft orders and materially and adversely affect the Company's existing backlog, orders, and future financial condition and operating results.

      As of December 31, 1997, the estimated firm order backlog for Boeing (including McDonnell Douglas) and Airbus, as reported by The Airline Monitor, was 2,753 planes versus 2,370 planes at the end of 1996 and 1,869 planes at the end of 1995, an increase of 16% in 1997 following a 27% increase in 1996. The newer wide body planes, such as the Boeing 777 and the Airbus A-330 and A-340, tend to use a higher percentage of titanium in their frames, engines and parts (as measured by total fly weight) than narrow body planes. "Fly weight" is the empty weight of a finished aircraft with engines but without fuel or passengers. The Boeing 777, for example, utilizes titanium for approximately 9% of total fly weight, compared to between 2% to 3% on the older 737, 747 and 767 models. The estimated firm order backlog for wide body planes at year end 1997 was 890 (32% of total backlog) compared to 817 at the end of 1996 and 682 at the end of 1995. Growth in firm order backlog for narrow body aircraft increased 35% during 1996 and 20% in 1997, to 1,863 at the end of the year.

      Through various strategic relationships, the Company seeks to gain access to unique process technologies for the manufacture of its products and to expand existing markets and create and develop new markets for titanium. The Company has explored and will continue to explore strategic arrangements in the areas of product development, production and distribution. The Company also will continue to work with existing and potential customers to identify and develop new or improved applications for titanium that take advantage of its unique qualities.
~     ~
~     Competition.~The titanium metals industry is highly competitive on a worldwide basis. Producers of mill products are located primarily in the United States, Japan, Europe, FSU and China. The Company is one of four integrated producers in the world. The Company regards firms that produce at least both sponge and ingot as integrated producers. A number of non-integrated producers exist that produce mill products from purchased sponge, scrap or ingot. The Company believes that U.S., European and Japanese producers are generally operating near practical capacity levels while some unused capacity is available in the FSU.

      The Company's principal competitors include Oregon Metallurgical Corporation ("OREMET") and Allegheny Teledyne, Inc. (which have proposed to combine) and RMI Titanium Company. The Company competes primarily on the basis of price, quality of products, technical support and the availability of products to meet customers' delivery schedules.

      In the U.S. market, the increasing presence of non-U.S. participants has become a significant competitive factor. Until 1993, imports of foreign titanium products into the U.S. had not been significant. This was primarily attributable to relative currency exchange rates, tariffs and, with respect to Japan and the FSU, import duties (including antidumping duties). However, imports of titanium sponge, scrap, and mill products, principally from the FSU, have increased in recent years and have had a significant competitive impact on the U.S. titanium industry. To the extent the Company has been able to take advantage of the increased availability of imports by purchasing sponge, scrap or intermediate mill products for use in its own operations, the negative effect of increased imports on the Company has been somewhat diminished.

     Generally, imports into the U.S. of titanium products from countries designated as "most favored nations" are subject to a 15% tariff (45% for other countries). Starting in 1993, imports of titanium mill products from Russia were exempted from this duty under the "generalized system of preferences" or "GSP" program designed to aid developing economies. In recent years, the GSP program has been subject to annual review and renewal and is currently scheduled to expire in June 1998.

     In 1997, GSP benefits to Russian products were suspended when the level of imports of Russian mill products reached 50% of all U.S. imports of titanium mill products. A petition was filed in 1997 to restore duty-free status to these products. In addition, a petition has also been filed to bring titanium sponge and ingot under the GSP program, which would allow such products from the countries of the FSU (notably Russia and, in the case of sponge, Kazakhstan) to be imported into the U.S. without the payment of regular duties. The Company believes these petitions are likely to be acted upon during the second quarter of 1998.

     In addition to regular duties, titanium sponge imported from Russia, Kazakhstan, and Ukraine has for many years been subject to substantial antidumping penalties. However, beginning in 1996 these antidumping duties were significantly reduced, and in one case eliminated altogether, for the two principal importers of Russian sponge into the U.S. Regular annual reviews to assess the appropriate level of antidumping duties with respect to titanium sponge from Russia and Kazakhstan are currently underway. In March 1998, the United States International Trade Commission ("ITC") initiated a changed circumstances review of the antidumping duty orders on titanium sponge from the FSU and Japan in order to determine whether revocation of the orders would result in a recurrence of material injury to the Untied States titanium sponge industry. If the ITC determines that injury would not recur, the orders will be revoked in July 1998. In addition, proceedings will begin in 1998 to evaluate the continuation generally of all outstanding U.S. antidumping orders, including those covering titanium sponge.

     Further reductions in, or the complete elimination of, all or any of these tariffs could lead to increased imports of foreign sponge, ingot, and mill products into the U.S. and an increase in the amount of such products on the market generally, which could adversely affect pricing for titanium sponge and mill products and thus the business, financial condition, results of operations and cash flows of the Company. However, the Company has, in recent years, been one of the largest importers of foreign titanium sponge and mill products into the U.S. To the extent the Company remains a substantial purchaser of these products, any adverse effects on product pricing as a result of any reduction in, or elimination of, any of these tariffs would be partially ameliorated by the decreased cost to the Company for these products to the extent the Company currently bears the cost of the import duties.

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

      ~Research~and~Development.~The Company's research and development activities are directed toward improving process technology, developing new alloys, enhancing the performance of the Company's products in current applications, and searching for new uses of titanium products. For example, one of the Company's proprietary alloys, TIMETAL(R)21S, has been specified for a number of aerospace applications including the Boeing 777. Additionally, TIMETAL LCB, a new low cost beta alloy, is being tested for new non-aerospace applications; and TIMETAL 15-3 has been introduced into the sporting goods markets. The Company conducts the majority of its research and development activities at its Nevada laboratory, which the Company believes is one of the largest titanium research and development centers in the world. Additional research and development activities are performed at the Witton, England facility. The Company's research and development expenditures approximated $3.6 million in 1997, up from $2 million during each of the two prior years, and are expected to be $4 million to $5 million in 1998.

~     Patents~and~Trademarks.~The Company holds U.S. and non-U.S. patents applicable to certain of its titanium alloys and manufacturing technology. The Company continually evaluates whether patent protection with respect to its technical base is advisable and in the past has occasionally entered into cross-licensing arrangements with third parties. However, most of the titanium alloys and manufacturing technology used by the Company do not benefit from patent or other intellectual property protection. The Company believes that the trademarks TIMET(R) and TIMETAL, which are protected by registration in the U.S. and other countries, are significant to its business.

~     Employees.~As of December 31, 1997, the Company employed approximately
2,125 persons in the U.S. and approximately 900 persons in Europe, up 2.5% from a total of 2,950 at the end of 1996. The Company's production and maintenance workers in Henderson, Nevada and its production, maintenance, clerical and technical workers in Toronto, Ohio are represented by the United Steelworkers of America ("USWA") under contracts expiring in October 2000 and June 2003, respectively. Employees at the Company's other U.S. facilities are not covered by collective bargaining agreements. In February 1997, employees at TIMET Castings' Albany, Oregon facility voted to not be represented by the USWA.

      Substantially all of the salaried and hourly employees at the Company's European facilities are covered by collectively bargained labor agreements. In January 1998, new one-year agreements covering the U.K. and French union employees were entered into, providing for modest wage increases in 1998.

      The USWA engaged in a nine month work stoppage at the Company's Henderson facility in 1993 - 1994 and in a three month stoppage at the Toronto facility in 1994. While the Company currently has long-term contracts with the USWA and considers its employee relations to be satisfactory, it is possible that there could be future work stoppages that could materially and adversely affect the Company's business, financial condition, results of operations or cash flows.

~     Regulatory~and~Environmental~Matters.~The Company's operations are governed by various Federal, state, local and foreign environmental and worker safety laws and regulations. In the U.S., such laws include the Federal Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. The Company uses and manufactures substantial quantities of substances that are considered hazardous or toxic under environmental and worker safety and health laws and regulations. In addition, at the Company's Henderson, Nevada facility, the Company uses substantial quantities of titanium tetrachloride, a material classified as extremely hazardous under Federal environmental laws. The Company has used such substances during substantially the entire history of its operations. As a result, risk of environmental damage is inherent in the Company's operations. The Company's operations pose a continuing risk of accidental releases of, and worker exposure to, hazardous or toxic substances.

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

      The Company believes that its operations are in compliance in all material respects with applicable requirements of environmental and worker safety laws. The Company's policy is to continually strive to improve environmental performance. From time to time, the Company may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. Occasionally, resolution of these matters may result in the payment of penalties, but to date no material penalties have been incurred. The Company incurred capital expenditures for safety, environmental protection and compliance of approximately $3 million in 1997 and its capital budget provides for approximately $7 million of such expenditures in 1998. However, the imposition of more strict standards or requirements under environmental laws and regulations could result in expenditures in excess of amounts estimated to be required for such matters.
See Note 14 to the Consolidated Financial Statements - "Commitments and Contingencies - Environmental Matters," which information is incorporated herein by reference.

      ~Business~and~Geographic~Segment~Information.~~~See Note 2 to the Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 2:  PROPERTIES

      Set forth below is a listing of the Company's manufacturing facilities.
In addition to its U.S. sponge capacity discussed below, the Company's current worldwide melting capacity aggregates approximately 43,000 metric tons (25% of world capacity), and its mill products capacity aggregates approximately 17,000 metric tons (28% of world capacity). During 1998, the Company expects to operate its major production facilities at or near practical capacity and to add additional melting and mill products capacity that should become operational during the last half of 1998 or early 1999.

~MANUFACTURING~LOCATION~                 ~PRODUCTS~MANUFACTURED~

Henderson, Nevada+                       Sponge, Ingot
Morgantown, Pennsylvania+                Slab, Ingot, Raw Materials Processing
Vallejo, California*                     Slab, Ingot (including non-titanium
                                                 superalloys)
Verdi, Nevada*                           Slab, Ingot
Toronto, Ohio+                           Billet, Bar, Plate, Sheet, Strip
Albany, Oregon+                          Castings
Pomona, California*                      Ingot, Castings
Witton, England*                         Ingot, Billet, Extrusions
Ugine, France*                           Ingot, Bar, Billet, Wire, Extrusions
Waunarlwydd (Swansea), Wales+            Bar, Plate, Sheet
________________
+  Owned facilities
*   Leased facilities

      TIMET UK's Witton facilities are leased from IMI pursuant to long-term capital leases. TIMET Savoie has the right, on a long-term basis, to utilize portions of a plant in Ugine, France, owned by CEZUS, a French metals producer.

      ~United~States~Production.~The Company's VDP sponge facility operated at approximately 85% of its annual practical capacity of 9,100 metric tons during both 1997 and 1996. The plant produces VDP sponge principally as a raw material for an ingot melting facility, also at the Nevada site, and for the cold hearth melting facilities operated by the Company's Titanium Hearth Technologies ("THT") subsidiary. In connection with market demand for certain grades of sponge, the Company reopened its original Kroll-leach process sponge plant in Nevada in 1996 and increased Kroll-leach production to an annual rate of approximately 4,500 metric tons during 1997.

      The Company's Henderson melting facility operated at about 90% of its 13,600 metric ton annual practical capacity in 1997 (1996 - 65%). THT operates four electron beam cold hearth melting furnaces (aggregate 14,300 metric ton annual capacities) located in Pennsylvania (two), Nevada, and California, raw materials processing operations located in Pennsylvania, and a 700 metric ton annual capacity vacuum induction melting furnace located in California. THT operated at approximately full capacity in 1997, up from about 95% in 1996.

      Titanium mill products are principally produced at a forging and rolling facility in Ohio, which receives titanium ingots from the Nevada plant, titanium slabs from THT and titanium slabs and hot bands purchased from outside vendors. The Ohio facility operated at about 85% of practical capacity in 1997, up from about 80% in 1996. Certain sheet and plate mill products are also produced at the Tennessee facility now owned by ValTimet. Such operations are being relocated to Ohio in 1998.

      TIMET Castings, with plants located in California and Oregon, produces titanium castings used principally for aerospace applications. Melting operations at the Pomona plant were reopened in 1997 and the castings business remaining at this facility will be relocated to Oregon during 1998. The Oregon castings plant operated at approximately 65% of annual capacity in 1997 compared to 55% in 1996.

      Significant capacity additions expected to be completed in 1998 include a new forge press in Ohio and additional melting capacity in Pennsylvania.

      ~European~Production.~TIMET UK operates an 8,800 metric ton practical capacity melting facility in Witton, England. Ingots produced in Witton are sold to customers and used as raw material feedstock for the forging and rolling operations in Witton, which processes the ingots principally into billet and intermediate products used as input stock to its facility in Waunarlwydd, Wales. The facility in Wales principally produces bar and plate. TIMET UK purchases its requirements of sponge principally from suppliers located in Japan and FSU. In 1997, the Witton facility operated at virtually full capacity and the Wales facility operated at approximately 75%, compared to 90% and 60%, respectively, in 1996.

      Capacity of 70%-owned TIMET Savoie in Ugine, France is to a certain extent dependent upon the level of activity in CEZUS' zirconium business, which may from time to time provide TIMET Savoie with capacity in excess of that contractually required to be provided by CEZUS (the 30% minority partner in TIMET Savoie). During 1997, TIMET Savoie operated at approximately 125% of the capacity required to be provided by CEZUS (100% in 1996).

      Significant European capacity additions expected to be completed in 1998 include additional forging and melting in England and additional rolling in Wales.

      ~Distribution.~The Company sells its products through its own sales force based in the U.S. and Europe, and through independent agents worldwide. The Company's marketing and distribution system also includes eight Company operated service centers (five in the U.S., including one opened in March 1998, and three in Europe), which sell the Company's products on a just-in-time basis. A sixth U.S. service center, principally to support the Boeing Agreement, is scheduled to open during the fourth quarter of 1998. Loterios will operate as a fourth service center in Europe, in addition to fabricating pipe spools, fittings and pressure vessels.

      The Company believes that the location of its production plants and service centers, which are in close proximity to major customers, enhance the Company's ability to provide customer service and provide a competitive sales and cost advantage. Service centers primarily sell value-added and customized mill products including bar and flat-rolled sheet and strip. The Company believes its service centers foster customer relationships by customizing products to suit specific customer requirements and responding quickly to customer needs.

ITEM 3:  LEGAL PROCEEDINGS

      From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. See Note 14 of the Consolidated Financial Statements, which information is incorporated herein by reference.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      TIMET's common stock is traded on the Nasdaq National Market (symbol:
"TIMT"). On March 24, 1998 the closing price of TIMET common stock according to the Nasdaq National Market Composite Tape was $30.00 per share. The high and low sales prices for the Company's common stock, according to the NASDAQ Composite Tape, are set forth below.

                                                                         High         Low
~Year~ended~December~31,~1996:~
   Second Quarter (from June 4, 1996)                                $    25.875   $   24.375
   Third Quarter                                                          30.500       22.500
   Fourth Quarter                                                         35.875       28.250


~Year~ended~December~31,~1997:~                                          High         Low
   First Quarter                                                      $   33.625    $  25.000
   Second Quarter                                                         32.750       25.250
   Third Quarter                                                          37.375       29.375
   Fourth Quarter                                                         38.000       27.625

      As of February 28, 1998, there were approximately 14,000 common shareholders of record.

      The Company has not declared any cash dividends during the last five years. Any payment of future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, extent of indebtedness and contractual restrictions with respect to payment of dividends and stock repurchases. The Company's principal bank credit facility generally limits dividends on common stock to 25% of consolidated net income. At December 31, 1997, approximately $135 million was available for dividends on, or repurchases of, common stock.


ITEM 6:  SELECTED FINANCIAL DATA

      The selected financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                       Years Ended December 31,

                                         1993        1994       1995      1996 (1)     1997
                                                ($ In millions, except per share data)
STATEMENT OF OPERATIONS DATA:
   Net sales                            $ 151.2    $ 146.0     $ 184.7   $ 507.1     $733.6
   Operating income (loss)                (16.7)     (34.7)        5.4      59.8      133.0
   Interest expense                         5.7        7.6        10.4       9.0        2.0
   Net income (loss)                      (20.2)     (42.1)       (4.2)     47.6       83.0
   Earnings per share:
     Basic                              $ (1.78)   $ (2.87)    $  (.27)  $  1.72    $  2.64

     Diluted                              (1.78)     (2.87)       (.27)     1.72       2.49
   Cash dividends per share                 -          -           -         -          -

BALANCE SHEET DATA:
   Cash and cash equivalents           $    6.7   $     -     $    -     $  86.5    $  69.0
   Total assets                           262.5      240.2       248.8     703.0      793.1
   Indebtedness (2)                        75.0       92.9        89.6      22.1       16.2
   Minority interest - Convertible          -          -           -       201.2      201.2
Preferred Securities
   Stockholders' equity                   109.0       64.7        68.1     326.2      408.9

OTHER OPERATING DATA:
   EBITDA (3)                           $ (12.3)   $ (26.7)    $  18.6   $   79.8    $165.6
   Cash flows provided (used):
     Operating activities               $  12.4    $ (20.0)    $  (6.1)  $   (.7)    $ 72.6

     Investing activities                 (16.3)      (4.6)       (2.5)   (131.4)     (79.8)
     Financing activities                   4.7       17.7         8.6     215.1       (9.8)


          Total                         $    .8  $   (6.9)      $    -    $ 83.0    $ (17.0)

   Mill product shipments (metric tons      5.1       4.8          5.5      12.4       15.1
000's)

   Active employees at year end           1,070       880        1,020     2,950      3,025
   Order backlog at year end (4)        $  80.0    $ 85.0      $ 125.0    $440.0     $530.0
   Capital expenditures                    16.3       4.6          3.0      21.7       66.3

(1) Significant acquisitions accounted for by the purchase method were made during 1996. See Note 3 to the Consolidated Financial Statements.

(2) Includes bank and other debt, capital lease obligations and loans payable to related parties.

(3) EBITDA represents income (loss) before cumulative effect of accounting changes plus minority interest, income taxes, interest expense, depreciation and amortization less equity in earnings of nonoperating joint ventures. EBITDA is presented because it is a widely accepted financial indicator of cash flow and the ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income, net income or cash flow as an indicator of the Company's performance.

(4) "Order backlog" is defined as firm purchase orders (which are generally subject to cancellation by the customer upon payment of specified charges).

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

~General~

      The aerospace industry in recent history has accounted for approximately two-thirds of U.S. and 40% to 50% of worldwide titanium mill products consumption, and has had a significant effect on the overall sales and profitability of the titanium industry. The aerospace industry, and consequently the titanium metals industry, is highly cyclical. The Company and the industry were significantly and adversely affected during the early 1990s by excess worldwide production capacity, depressed levels of spending for both military and commercial aircraft, and depressed selling prices resulting from, among other things, weak demand and relatively inexpensive titanium scrap, sponge and other mill products, principally from the FSU. The Company estimates that worldwide industry shipments of titanium mill products were relatively flat in the period between 1991 and 1994, increased 21% in 1995, 18% in 1996 and further increased 14% in 1997, to approximately 60,000 metric tons. The Company also estimates that industry mill product shipments to the commercial aerospace market in 1997 approximated 20,000 metric tons, a 20% increase over 1996 levels following a 34% increase in 1996.

      The Company's order backlog increased to approximately $530 million at December 31, 1997, from $440 million at December 31, 1996.

      Beginning in the second half of 1995 and continuing through 1997, the Company experienced a significant increase in requests for quotations, increased orders and increased prices on accepted orders resulting in an increase in average mill product prices of 14% in 1997 following a 16% increase in 1996. Prices for 1998 have generally flattened, in part due to the price stabilizing influence of the Boeing Agreement. Growth in the Company's earnings over the next few years is expected to be primarily dependent upon volume increases and productivity improvements rather than higher prices.

      The Company expects to operate its plants at or near practical capacity in 1998. Due to the volume increases that the Company expects as a result of the Boeing Agreement, expected continued growth in industrial markets and emerging uses of titanium, the Company is adding additional melting and forging capacity during 1998 that should be more cost effective than certain present capacity and would replace existing equipment in the event of a downturn.

      While aircraft production rates and backlogs appear to indicate a longer, flatter aerospace cycle than previous cycles, the Company believes that customers have built inventories based on expected further increases in aircraft production rates that were later modified. As a result, the Company believes there is some excess titanium in the aerospace production system that could result in push out of some shipments to customers and some order cancellations as customers adjust their inventories in the short term.

     Certain current initiatives to invest in the Company's future are expected to result in higher expenses in 1998, with benefits not fully realized until 1999 or beyond. Spending in 1998 for research and development, other corporate development activities related to development of new markets and expenses related to the Company's enterprise-wide business process/information systems
(SAP) project and related upgrade of information technology infrastructure are expected to be higher than in 1997.

     As a result of certain systems being designed to use two digits rather than four to define the applicable year, certain of TIMET's information and manufacturing systems have date-sensitive software and hardware that may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). This could result in system failures or miscalculations resulting in disruptions of manufacturing or other normal business activities.

      Many of TIMET's information systems are being replaced in connection with the implementation of SAP which is expected to be completed in 1999. SAP is Year 2000 compliant. TIMET is in process of expediting its remaining portfolios of non-compliant software and hardware and expects to complete this process in 1999. The Company's preliminarily estimates that the costs, excluding the implementation of SAP, to address the Year 2000 Issue could be over $6 million, which is expected to be incurred primarily from mid-1998 through mid-1999.

~Sales~and~Operating~Income
~
      All mill products price and volume comparisons in this discussion are pro forma assuming the IMI Titanium Acquisition and the AJM Acquisition, both completed during 1996, had occurred at the beginning of 1995. The pro forma effect of other acquisitions on price and volume information is not material.

      The significant improvements in sales, operating income and operating margins in 1997 over 1996 and in 1996 over 1995 were driven by price and volume increases for titanium products in both commercial aerospace and other markets. Sales volume of titanium mill products increased 15% in 1997, to approximately 15,000 metric tons, following a 27% increase in 1996. Average selling prices in 1997 were approximately 14% over 1996, which were up approximately 16% over 1995. The selling price increases reflect both the pass-through of cost increases, particularly raw material costs, and real price improvement associated with increased market demand.

      Operating levels at the Company's plants in both 1997 and 1996 were generally higher than in the respective prior year and contributed to the improved operating results. The VDP titanium sponge plant operated at approximately 85% of its annual practical capacity in both 1997 and 1996 and 75% in 1995. The Company restarted production of titanium sponge at its original Kroll-leach facility during the second quarter of 1996 in response to demand for certain grades of titanium sponge, and further increased production levels in 1997. In 1997, the Company's worldwide mill product capacity utilization approximated 85%, up from 80% in 1996 and 45% in 1995.

      Operating income in 1996 included a special charge of $4.8 million and in 1995 included a restructuring credit of $1.2 million. See Note 2 to the Consolidated Financial Statements.

      The Company has substantial operations and assets located in Europe, principally the United Kingdom. The U.S. dollar value of the Company's foreign sales and operating costs are subject to currency exchange rate fluctuations which may slightly impact reported earnings and may affect the comparability of period-to-period operating results. Approximately one-half of the Company's European sales are denominated in currencies other than the U.S. dollar, principally major European currencies. Certain purchases of raw materials, principally titanium sponge, for the Company's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies.

~Interest~Expense
~
~
~     Interest expense declined in both 1997 and 1996 principally due to relative average borrowing levels.

~Minority~Interest
~
~     ~Annual dividend expense related to the 6.625% Convertible Preferred
Securities, issued in November 1996, approximates $13.6 million, including amortization of financing costs, and is reported as minority interest net of allocable income taxes. Other minority interest relates primarily to the 30% interest in TIMET Savoie held by CEZUS.

~Income~Taxes
~
      The Company's income tax rate in 1997 and 1996 varied from the U.S. statutory rate principally due to reductions in the deferred tax valuation allowance related to current year utilization of tax attributes and, in 1996, a $10 million reduction in the deferred tax valuation allowance resulting from a change in estimate of the net operating loss carryforwards and alternative minimum tax carryforwards that would more likely than not be realized in the future. The Company's effective income tax rate in 1995 varied from the U.S. statutory rate due primarily to losses for which recognition of a deferred tax asset was not considered appropriate at the time. See Note 11 to the Consolidated Financial Statements.

~     ~The Company operates in several tax jurisdictions and is subject to varying income tax rates. For financial reporting purposes, the Company has recognized substantially all of its carryforwards and, accordingly, expects that its effective income tax rate beginning in 1998 will increase and more closely approximate the U.S. federal statutory rate.

                       ~LIQUIDITY~AND~CAPITAL~RESOURCES~

     At December 31, 1997, the Company had $69 million of cash and equivalents and $220 million of borrowing availability under its U.S. and European bank credit lines. Indebtedness consisted primarily of capital lease obligations related to certain of its European manufacturing facilities and a relatively nominal amount of European working capital borrowings. The Convertible Preferred Securities do not require principal amortization and the Company has the right to defer interest payments for one or more periods of up to 20 consecutive quarters.

     ~Operating~Activities.~Reflecting improved operating results, cash provided by operating activities (before changes in assets and liabilities) was $121 million in 1997 compared to $53 million in 1996 and $4 million in 1995. Changes in assets and liabilities used $49 million of cash in 1997, $54 million in 1996 and $10 million in 1995 reflecting the higher levels of working capital necessary to support the higher production and sales levels. One of the Company's goals is to better manage working capital such that both "days sales outstanding" in receivables and "days sales in inventory" improve in 1998 over 1997.

     ~Investing~Activities.~~~~~The Company's capital expenditures were $66 million in 1997, up from $22 million in 1996 and $3 million in 1995. About one-third of capital expenditures in 1997 relate to capacity expansion projects, the largest of which include a 10,000 metric ton annual capacity electron beam furnace in the U.S. and a rotary forge press in the U.K., both to be completed by the second half of 1998. Capital spending in 1997 related to the major SAP project to implement integrated information systems throughout the Company, expected to be completed in 1999, approximated $12 million. Certain significant costs associated with the SAP systems project, including training and reengineering, are expensed as incurred. The companies acquired during 1996 accounted for $10 million of the $19 million increase in capital spending over 1995, with much of the remaining increase resulting from projects deferred in prior years.

     The Company estimates capital expenditures in 1998 will total $110 million to $120 million, approximately 60% of which is related to the capacity expansion projects associated with volume expected under long-term customer agreements.
In addition, the $24 million Loterios acquisition is expected to close in April 1998.

     Other cash investments in 1997 include $8 million of cash contributions in connection with the formation of ValTimet and otherwise consist principally of the Company's investments in companies developing new markets and uses for titanium.

     Acquisitions, principally the IMI Titanium Acquisition and AJM Acquisition, aggregated $180 million in 1996 ($110 million cash; $70 million stock). The Company believes these acquisitions augmented the Company's scale and geographic reach and increased its production flexibility. In addition, the acquisition of the scrap processing business acquired in the AJM Acquisition enhanced the Company's flexibility in optimizing its mix of its raw material purchases.

     ~Financing~Activities.~Debt repayments in 1997 relate primarily to reductions in European working capital borrowings, including amounts due to TIMET's minority partner in Timet Savoie.

     The Company's net proceeds from the initial public offering in June 1996 approximated $131 million. The Company used approximately $125 million of such net proceeds to repay existing indebtedness. The Company received net proceeds of approximately $192 million from the sale of the Convertible Preferred Securities by TIMET Capital Trust I in November 1996. The Company used approximately $96 million of such net proceeds to prepay indebtedness incurred in conjunction with the AJM Acquisition.

     Reductions of indebtedness in 1995 included installments on bank term debt and payment of the final installment due on the note associated with the Company's purchase of its original 50% interest in THT in 1992.

     The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, modify its dividend policy, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of capital stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources. In the normal course of business, the Company investigates, evaluates, discusses and engages in acquisition, joint venture, strategic relationship and other business combination opportunities in the titanium, specialty metal and related industries. In the event of any future acquisition or joint venture opportunities, the Company may consider using available cash, issuing equity securities or incurring additional indebtedness.

~    Environmental~Matters.~See Item 1 - "Business--Regulatory and Environmental
Matters" and Note 14 to the Consolidated Financial Statements for a discussion of environmental matters.

     ~New~Accounting~Principles.~~~See Note 15 to the Consolidated Financial Statements for a discussion of new accounting principles not yet adopted.

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this Item is contained in a separate section of this Annual Report. See "Index of Financial Statements and Schedules" on page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

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

     Name                          Age                     Position(s)
_________________

J. Landis Martin              52   Chairman and Chief Executive Officer
Andrew R. Dixey               47   President, Chief Operating Officer and
                                   Director
William C. Acton              44   Vice President; President-North American Mill
                                   Products Operations
Paul J. Bania                 47   Vice President-Quality and Technology
Joseph S. Broz                41   Vice President-Corporate Development
Thomas A. Buck                48   Vice President-Manufacturing Strategy
                                   & Logistics
Charles H. Entrekin, Jr.      49   Vice President; President-THT Operations
Christian Leonhard            52   Vice President; President-European Mill
                                   Products Operations
Leslie P. Lundberg            40   Vice President-Human Resources
John P. Monahan               52   Vice President; President-Service Center
                                   Operations
J. Thomas Montgomery, Jr.     51   Vice President-Finance and Treasurer
Robert E. Musgraves           43   Vice President-General Counsel and Secretary
Mark A. Wallace               40   Vice President-Strategic Change and
                                   Information Technology

     J. LANDIS MARTIN, has been Chairman of the Company and a director since 1987 and Chief Executive Officer of the Company since 1995. Mr. Martin has served as Chairman of Tremont since 1990 and as President of Tremont since 1987 (except for a brief period in 1990). He has also served as President and Chief Executive Officer of NL Industries, Inc., a manufacturer of titanium dioxide pigments, since 1987 and as a director of NL since 1986. Tremont and NL may be deemed to be affiliates of the Company. From 1990 until its acquisition by Dresser Industries, Inc. in 1994, Mr. Martin served as Chairman of the Board and Chief Executive Officer of Baroid Corporation, an oilfield services company which may have been deemed to have been an affiliate of NL and Tremont for a portion of such period. In addition to Tremont and NL, Mr. Martin is a director of Dresser, which is engaged in the petroleum services, hydrocarbon processing and engineering industries, and Apartment Investment & Management Corporation, a real estate investment trust.

     ANDREW R. DIXEY, has been President, Chief Operating Officer and a director of the Company since 1996. Prior to this appointment, Mr. Dixey was, from 1995, Managing Director of IMI Titanium Ltd., where he had responsibility for IMI's titanium interests in both Europe and North America. During 1995, Mr. Dixey was Chief Executive Officer of Helix plc, which is engaged in the scholastic supplies business, and from 1971 to 1994, Mr. Dixey held various executive positions in the GKN plc Group of companies, a manufacturer of automobile components.

     WILLIAM A. ACTON has been a Vice President of the Company since 1996 and President-North American Mill Products Operations since May 1997. From October 1996 until May 1997 he was Vice President-THT Operations. Prior to the AJM Acquisition in 1996, Mr. Acton had been, since 1993, President of Axel Johnson Metals and THT. Mr. Acton was Senior Vice President of Axel Johnson Metals from 1991 until 1993.

     PAUL J. BANIA has been Vice President-Quality and Technology since 1994. Dr. Bania was the Company's Vice President-Research and Market Development from 1992 to 1994 and Director of Product Development from 1989 until 1992. Dr. Bania is also a minority owner of Ti.Pro, the Company's 80%-owned subsidiary developing titanium applications for the racing and other specialty vehicle markets.

     JOSEPH S. BROZ has been Vice President-Corporate Development since May 1997. Prior to joining the Company, he was Executive Director of Operations for Tenneco, Inc. and Director of Aftermarket Product Development and Strategy for Tenneco Automotive Europe since 1992. From 1991 to 1992 Dr. Broz served as a White House Fellow and as Special Assistant to the President's Service Advisor in the Bush Administration.

     THOMAS A. BUCK has been Vice President-Manufacturing Strategy & Logistics since May 1997 and prior to that was Vice President-U.S. Manufacturing since 1991.

     CHARLES H. ENTREKIN, JR. has been Vice President; President-THT Operations since May 1997. Prior to that time, Dr. Entrekin served as Vice President-Commercial for THT since 1993 and as its Vice President-Technology from 1985 to 1993.

     CHRISTIAN LEONHARD has been Vice President; President-European Mill Products Operations since May 1997. Prior to that time, he was in charge of the Company's operations and sales activities in France since 1988.

     LESLIE P. LUNDBERG has been Vice President-Human Resources since January 1997. From 1995 until joining the Company, she was Vice President, Human Resources for Dade International, Inc., a distributor of diagnostic equipment for use in clinical laboratories, and from 1991 until 1995 she was Vice President, Human Resources for the Edwards CVS division of Baxter Healthcare International, a manufacturer of heart valves and angioplasty rings.

     JOHN P. MONAHAN has been Vice President; President-Service Center Operations since June 1997, was Vice President-Sales and Marketing from 1995 to 1997, and was Vice President-North American Sales and Marketing from 1990 to 1995.


     J. THOMAS MONTGOMERY, JR. has been Vice President-Finance and Treasurer since 1996. Prior to that, he was Vice President and Controller of Valhi, Inc. and Contran Corporation since 1987. Valhi is principally engaged, through NL, in the chemicals industry and may be deemed to be an affiliate of the Company. Contran is principally a holding company which may be deemed to control Valhi,

NL, Tremont and the Company. Mr. Montgomery has also served as Vice President, Controller and Treasurer of Tremont since May 1997.

     ROBERT E. MUSGRAVES has been Vice President and General Counsel of the Company since 1990. He has also served as Secretary of the Company since 1991. Since 1993, Mr. Musgraves has been General Counsel and Secretary of Tremont, and since 1994 has also served as Vice President of Tremont.

     MARK A. WALLACE has been Vice President--Strategic Change since 1996. Prior to that, he was Vice President-Finance and Treasurer of the Company since 1992. He has also served as Vice President and Controller of Tremont since 1992. From 1990 to 1992, Mr. Wallace was Assistant Controller of Valhi.

ITEM 11:  EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference to the TIMET Proxy Statement.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

      The information required by this Item is incorporated by reference to the TIMET Proxy Statement.

ITEM 13:  CERTAIN REGULATIONS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated by reference to the TIMET Proxy Statement. See also Note 13 to the Consolidated Financial Statements.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) and (d)   Financial Statements and Schedules

               The consolidated financial statements and schedules listed by the Registrant on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.

  (b)                Reports on Form 8-K

                Reports on Form 8-K for the quarter ended December 31, 1997 and the months of January and February 1998:

     October 21, 1997  -   reported items 5 and 7.
     November 11, 1997 -   reported items 5 and 7.
     November 13, 1997 -   reported items 5 and 7.
     December 22, 1997 -   reported items 5 and 7.
     January 22, 1998  -   reported items 5 and 7.
     February 13, 1998 -   reported items 5 and 7.
     February 17, 1998 -   reported items 5 and 7.

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

3.2 Bylaws of Titanium Metals Corporation as Amended and Restated, dated February 14, 1997, incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

4.1 Certificate of Trust of TIMET Capital Trust I, dated November 13, 1996, incorporated by reference to Exhibit 4.1 to Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.2 Amended and Restated Declaration of Trust of TIMET Capital Trust I, dated as of November 20, 1996, among Titanium Metals Corporation, as Sponsor, The Chase Manhattan Bank, as Property Trustee, Chase Manhattan Bank (Delaware), as Delaware Trustee and Joseph S. Compofelice, Robert E. Musgraves and Mark A. Wallace, as Regular Trustees, incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.3 Indenture for the 6 5/8% Convertible Subordinated Debentures, dated as of November 20, 1996, among Titanium Metals Corporation and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.4       Form of 6 5/8% Convertible Preferred Securities (included in Exhibit
          4.1 above), incorporated by reference to Exhibit 4.5 to the

          Registrant's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.5       Form of 6 5/8% Convertible Subordinated Debentures (included in
          Exhibit 4.2 above), incorporated by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.6 Form of 6 5/8% Trust Common Securities (included in Exhibit 4.2 above), incorporated by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.7 Convertible Preferred Securities Guarantee, dated as of November 20, 1996, between Titanium Metals Corporation, as Guarantor, and The Chase Manhattan Bank, as Guarantee Trustee, incorporated by reference to
          Exhibit 4.6 to the Registrant's Current Report on Form 8-K filed with the Commission on December 5, 1996.

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

10.2 Sponge Purchase Agreement, dated May 30, 1990, between Titanium Metals Corporation and Union Titanium Sponge Corporation and Amendments No. 1 and 2, incorporated by reference to Exhibit 10.25 of Tremont Corporation's Annual Report on Form 10-K (No. 1-10126) for the year ended December 31, 1991.

10.3 Amendment No. 3 to the Sponge Purchase Agreement, dated December 3, 1993, between Titanium Metals Corporation and Union Titanium Sponge Corporation, incorporated by reference to Exhibit 10.33 of Tremont Corporation's Annual Report on Form 10-K (No. 1-10126) for the year ended December 31, 1993.

10.4 Amendment No. 4 to the Sponge Purchase Agreement, dated May 2, 1996, between Titanium Metals Corporation and Union Titanium Sponge Corporation, incorporated by reference to Exhibit 10.1 to Tremont Corporation's Quarterly Report on Form 10-Q (No. 1-10126) for the quarter ended March 31, 1996.

10.5 Lease Agreement, dated January 1, 1996, between Holford Estates Ltd. and IMI Titanium Ltd. related to the building known as Titanium Number 2 Plant at Witton, England, incorporated by reference to Exhibit 10.23 to Tremont Corporation's Annual Report on Form 10-K (No. 1-10126) for the year ended December 31, 1995.

10.6      Intercorporate Services Agreement between Titanium Metals
          Corporation and Tremont Corporation, effective as of January 1, 1997, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10.7* 1996 Long Term Performance Incentive Plan of Titanium Metals Corporation, incorporated by reference to Exhibit 10.19 to Titanium Metals Corporation's Amendment No. 1 to Registration Statement on Form S-1 (No. 333-18829).

10.8*     1996 Amended and Restated Non-Employee Director Compensation Plan.

10.9* Employment Agreement between Andrew R. Dixey and Titanium Metals Corporation, dated February 13, 1996, incorporated by reference to
          Exhibit 10.21 to Titanium Metals Corporation's Registration Statement on Form S-1 (No. 333-2940).

10.10 Agreement, dated June 28, 1995, among Titanium Metals Corporation, Tremont Corporation and Union Titanium Sponge Corporation, incorporated by reference to Exhibit 10.24 to Titanium Metals Corporation's Registration Statement on Form S-1 (No. 333-2940).

10.11 Asset Purchase Agreement, dated October 1, 1996, by and between Titanium Metals Corporation and Axel Johnson Metals, Inc., incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 16, 1996.

10.12 Purchase Agreement, dated November 20, 1996, between Titanium Metals Corporation, TIMET Capital Trust I, Salomon Brothers Inc, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, as Initial Purchasers, incorporated by reference to
          Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 5, 1996.

10.13 Registration Agreement, dated November 20, 1996, between TIMET Capital Trust I and Salomon Brothers Inc, as Representative of the Initial Purchasers, incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 5, 1996.


10.14 $200,000,000 Credit Agreement among Titanium Metals Corporation and various lending institutions dated as of July 30,1997 incorporated by reference to Exhibit 10.1 of a Current Report on Form 8-K dated July 30, 1997 filed by the Registrant.

21.1      Subsidiaries of the Registrant.

23.1      Consent of Coopers & Lybrand, L.L.P.

27.1      Financial Data Schedule for the year ended December 31, 1997.


*     Management contract, compensatory plan or arrangement.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           TITANIUM METALS CORPORATION
                                           (Registrant)

                                           By /s/ J. Landis Martin

                                           J. Landis Martin, March __, 1998
                                           (Chairman of the Board
                                           and Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ J. Landis Martin                       /s/ Andrew R. Dixey

J. Landis Martin, March __, 1998           Andrew R. Dixey, March __, 1998
(Chairman of the Board and                 (President, Chief Operating
 Chief Executive Officer)                   Officer and Director)



/s/ Edward C. Hutcheson, Jr.                /s/ Joseph S. Compofelice
Edward C. Hutcheson, Jr., March __, 1998   Joseph S. Compofelice, March __,
(Director)                                 1998
                                           (Director)

/s/ Thomas P. Stafford               /s/ J. Thomas Montgomery, Jr.
Thomas P. Stafford, March __, 1998   J. Thomas Montgomery,Jr., March __, 1998
(Director)                           (Vice President - Finance and
                                      Treasurer)
                                   (Principal Finance and Accounting Officer)

/s/ Hiroomi Mikami
Hiroomi Mikami, March __, 1998
(Director)

                          TITANIUM METALS CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                            ITEMS 8, 14(a) and 14(d)

                  INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

                                                                       Page
FINANCIAL STATEMENTS

  Report of Independent Accountants                                     F-2

  Consolidated Statements of Operations for the Years ended             F-3
     December 31, 1995, 1996 and 1997

  Consolidated Balance Sheets at December 31, 1996 and 1997           F-4/F-5

  Consolidated Statements of Cash Flows for the Years ended
     December 31, 1995, 1996 and 1997                                 F-6/F-7

  Consolidated Statements of Stockholders' Equity for the Years ended
     December 31, 1995, 1996 and 1997                                   F-8

  Notes to Consolidated Financial Statements                         F-9/F-27


FINANCIAL STATEMENT SCHEDULES

  Report of Independent Accountants                                     S-1

  Schedule II-Valuation and qualifying accounts                         S-2

  Schedules I, III and IV are omitted because they are not applicable.



                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Titanium Metals Corporation:

     We have audited the accompanying consolidated balance sheets of Titanium Metals Corporation as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Titanium Metals Corporation as of December 31, 1996 and 1997, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.


Denver, Colorado
January 22, 1998

                          TITANIUM METALS CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                  Years ended December 31, 1995, 1996 and 1997
                     (In thousands, except per share data)

                                                                 1995           1996            1997

Revenues and other income:
     Net sales                                                 $ 184,723       $ 507,074      $ 733,577
     Other, net                                                    5,293           7,286          3,517

                                                                 190,016         514,360        737,094


Costs and expenses:
     Cost of sales                                               170,699         418,775        554,546
     Selling, general, administrative and development             14,065          29,917         45,319
     Special charges (credit)                                     (1,200)          4,824              -
     Interest                                                     10,414           8,953          2,066

                                                                 193,978         462,469        601,931



     Income (loss) before income taxes and minority interest      (3,962)         51,891        135,163

Income tax expense                                                   255           2,336         41,004
Minority interest - Convertible Preferred Securities                   -             826          8,840
Other minority interest                                                -           1,085          2,309


     Net income (loss)                                        $   (4,217)     $   47,644    $    83,010



Diluted net income (loss)                                     $   (4,217)     $   48,470    $    91,850




Earnings per share:
     Basic                                                   $     (.27)    $       1.72   $      2.64

     Diluted                                                       (.27)            1.72          2.49

Weighted average shares outstanding:
     Basic                                                        15,383          27,623         31,457
     Diluted                                                      15,383          28,142         36,955

                          TITANIUM METALS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1996 and 1997
                      (In thousands, except per share data)

                                 ASSETS                                      1996           1997

Current assets:
   Cash and cash equivalents                                               $   86,526      $  68,957
   Accounts and other receivables, less
     allowance of $4,788 and $2,218                                           114,100        155,678
   Receivable from related parties                                              1,676         15,844
   Inventories                                                                155,488        153,818
   Prepaid expenses and other                                                  12,510         13,253
   Deferred income taxes                                                          718          6,219

          Total current assets                                                371,018        413,769


Other assets:
   Investment in joint ventures                                                   270         23,270
   Goodwill                                                                    67,430         59,771
   Other intangible assets                                                     19,314         17,889
   Other                                                                       13,799         15,341
   Deferred income taxes                                                       11,618            593

          Total other assets                                                  112,431        116,864


Property and equipment:
   Land                                                                         6,129          6,545
   Buildings                                                                   32,929         26,823
   Equipment                                                                  207,046        222,845
   Construction in progress                                                    17,513         58,740

                                                                              263,617        314,953
   Less accumulated depreciation                                               44,048         52,527

     Net property and equipment                                               219,569        262,426


                                                                            $ 703,018      $ 793,059




                          TITANIUM METALS CORPORATION

                           December 31, 1996 and 1997
                     (In thousands, except per share data)

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY                      1996           1997

Current liabilities:
   Notes payable                                                         $     7,992     $     3,372
   Current maturities of long-term debt and capital lease obligations            469           1,354
   Accounts payable                                                           49,628          59,501
   Accrued liabilities                                                        46,173          46,809
   Payable to related parties                                                  1,577           1,298
   Income taxes                                                                6,638          11,482
   Deferred income taxes                                                         348               -

          Total current liabilities                                          112,825         123,816


Noncurrent liabilities:
   Long-term debt                                                              1,158             451
   Capital lease obligations                                                  11,562          10,996
   Payable to related parties                                                    996             847
   Accrued OPEB cost                                                          27,512          26,192
   Accrued pension cost                                                        2,743             836
   Deferred income taxes                                                      10,629          11,620
   Other                                                                       3,920           1,441

          Total noncurrent liabilities                                        58,520          52,383


Minority interest - Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely
   subordinated debt securities ("Convertible Preferred Securities")         201,250         201,250
Other minority interest                                                        4,207           6,663



Stockholders' equity:
     Preferred stock $.01 par value; 1 million shares authorized,
        none outstanding                                                           -               -
     Common stock, $.01 par value; 99 million shares authorized,
        31.5 million shares issued and outstanding                               315             315
     Additional paid-in capital                                              346,133         346,723
     Retained earnings (deficit)                                             (25,009)         58,001
     Currency translation adjustment                                           5,635           3,908
     Pension liabilities adjustment                                             (858)              -

          Total stockholders' equity                                         326,216         408,947


                                                                           $ 703,018       $ 793,059



Commitments and contingencies (Notes 13 and 14)

                          TITANIUM METALS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1995, 1996 and 1997
                                 (In thousands)

                                                           1995           1996           1997

Cash flows from operating activities:
   Net income (loss)                                     $ (4,217)       $ 47,644      $ 83,010
   Depreciation and amortization                           13,218          18,974        28,384
   Earnings of joint ventures in excess of                 (3,824)         (5,992)        1,013
distributions
   Deferred income taxes                                        -         (10,416)        6,578
   Other minority interest                                      -           1,085         2,309
   Other, net                                              (1,286)          1,753           (36)

                                                            3,891          53,048       121,258
   Change in assets and liabilities, net of
acquisitions:
      Receivables                                            (870)        (29,998)      (41,781)
      Inventories                                         (15,477)        (13,309)          294
      Prepaid expenses                                         19          (6,207)        1,600
      Accounts payable and accrued liabilities              6,036            (106)        1,231
      Income taxes                                            165           4,521         5,526
      Accounts with related parties                          (275)         (8,412)      (13,292)
      Other, net                                              396            (269)       (2,266)


      Net cash provided (used) by operating activities     (6,115)           (732)       72,570



Cash flows from investing activities:
   Capital expenditures                                    (2,981)        (21,679)      (66,295)
   Business acquisitions                                        -        (109,934)         (476)
   Other investments                                            -               -       (13,020)

   Other, net                                                 421             213             -


      Net cash used by investing activities                (2,560)       (131,400)      (79,791)


Cash flows from financing activities:
   Indebtedness:
     Borrowings                                             9,371         113,793             -
     Reductions                                            (7,371)       (179,480)       (4,833)
     Deferred financing costs                                   -            (579)       (2,230)
   Related parties loans (repayments)                       5,500         (42,521)         (930)
   Proceeds from issuance of:
     Common stock, net                                          -         131,488             -
     Convertible Preferred Securities, net                      -         192,409             -
   Other, net                                               1,148               -        (1,830)


     Net cash provided (used) by financing activities       8,648         215,110        (9,823)


                                                       $      (27)       $ 82,978     $ (17,044)




                          TITANIUM METALS CORPORATION

                  Years ended December 31, 1995, 1996 and 1997
                                 (In thousands)

                                                         1995          1996           1997

Cash and cash equivalents:
   Net increase (decrease) from:
     Operating, investing and financing activities    $    (27)      $  82,978      $ (17,044)
     Cash acquired                                           -           3,053              -
     Currency translation                                   51             471           (525)

                                                            24          86,502        (17,569)
   Balance at beginning of year                              -              24         86,526


   Balance at end of year                             $      24      $  86,526      $  68,957



Supplemental disclosures:
   Cash paid for:
     Interest, net of amounts capitalized             $ 9,970       $    8,958     $    2,159
     Convertible Preferred Securities dividends             -                -         13,531
     Income taxes                                         112            6,348         22,483

   Acquisitions:
     Cash and cash equivalents                         $            $    3,053    $
                                                            -                               -
     Goodwill and other intangibles                         -           85,158            577
     Other noncash assets                                   -          180,847          3,503
     Liabilities                                            -          (89,124)        (3,604)
     Common stock issued to IMI plc                         -          (70,000)             -



        Cash paid                                      $    -         $109,934    $       476




   Noncash assets contributed to joint venture         $    -       $        -      $  11,287





                          TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1995, 1996 and 1997
                                 (In thousands)

                                                                          Additional
                                               Common        Common        paid-in
                                               shares         stock        capital

Balance at December 31, 1994                      15,066   $       150     $ 135,709
   Net loss                                            -             -             -
   Conversion of stockholder indebtedness            568             6        10,846
   Cash contribution                                  59             1         1,147
   Noncash distribution to stockholders                -             -        (4,982)
   Adjustments, net                                    -             -             -


Balance at December 31, 1995                      15,693           157       142,720
   Net income                                          -             -             -
   Common stock issued:
      IMI Titanium Acquisition (Note 3)            9,561            96        69,904
      Stock Offering (Note 10)                     6,200            62       132,926
      Other                                            1             -            28
   Other, net                                          -             -           555
   Adjustments, net                                    -             -             -


Balance at December 31, 1996                      31,455           315       346,133
   Net income                                          -             -             -
   Other, net                                          3             -           590
   Adjustments, net                                    -             -             -


Balance at December 31, 1997                      31,458   $       315     $ 346,723





          Retained              Adjustments

          Earnings        Currency       Pension
         (deficit)       translation   liabilities       Total

        $     (68,436)  $        160    $  (2,835)    $   64,748
               (4,217)             -            -         (4,217)
                    -              -            -         10,852
                    -              -            -          1,148
                    -              -            -         (4,982)
                    -            123          456            579


              (72,653)           283       (2,379)        68,128
               47,644              -            -         47,644

                    -              -            -         70,000
                    -              -            -        132,988
                    -              -            -             28
                    -              -            -            555
                    -          5,352        1,521          6,873


              (25,009)         5,635         (858)       326,216
               83,010              -            -         83,010
                    -              -            -            590
                    -         (1,727)         858           (869)


       $       58,001     $    3,908   $        -      $ 408,947








                          TITANIUM METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1--Summary of significant accounting policies:

~     Principles~of~consolidation.~~~~~The accompanying consolidated financial statements include the accounts of Titanium Metals Corporation ("TIMET") and its majority-owned subsidiaries (collectively, the "Company"). All material intercompany accounts and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

      ~Use~of~estimates.~~~ The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Ultimate actual results may, in some instances, differ from previously estimated amounts.

      ~Translation~of~foreign~currencies.~~~~~Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in the currency translation adjustments component of stockholders' equity, net of related deferred income taxes. Currency transaction gains and losses are recognized in income currently.

      ~Net~sales.~~~  Sales are recognized when products are shipped.

      ~Inventories~and~cost~of~sales.~~~~~Inventories are stated at the lower of cost or market. The first-in, first-out ("FIFO") method and last-in, first-out ("LIFO") method are each used to determine the cost of approximately one-half of inventories.

      ~Cash~and~cash~equivalents.~~~ Cash equivalents include highly liquid investments with original maturities of three months or less.

      ~Investment~in~joint~ventures.~~~~~Investments in 20% to 50%-owned joint ventures are accounted for by the equity method. Differences between the Company's investment and it's pro rata share of the investee's reported equity is amortized by the straight-line method over not more than 15 years.
~
~     ~Intangible~assets~and~amortization.~~~~~Goodwill, representing the excess of cost over the fair value of individual net assets acquired in business combinations accounted for by the purchase method, is amortized by the straight line method over 15 years and is stated net of accumulated amortization of $9.5 million at December 31, 1997 (1996 - $1.6 million). Patents and other intangible assets, except intangible pension assets, are amortized by the straight-line method over the periods expected to be benefited, generally nine years.

~     Property,~equipment~and~depreciation.~~~~~Property and equipment are stated at cost. Maintenance, repairs and minor renewals are expensed; major improvements are capitalized. Interest costs related to major, long-term capital projects are capitalized as a component of construction costs and were $1.0 million in 1997 (nil in 1995 and 1996). Depreciation is computed principally on the straight-line method over the estimated useful lives of 15 to 40 years for buildings and three to 25 years for machinery and equipment.

      Software development costs are capitalized and amortized over the software's estimated useful life, generally three to five years. Training, reengineering and similar costs are expensed as incurred.

      ~Employee~benefit~plans.~~~ Accounting and funding policies for retirement plans and postretirement benefits other than pensions ("OPEB") are described in Note 12.

      S~tock-based~compensation.~~~~~The Company has elected the disclosure alternative prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and to account for the Company's stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and its various interpretations. Under APB No. 25, no compensation cost is generally recognized for fixed stock options for which the exercise price is not less than the market price of the Company's common stock on the grant date. See Note 10.

      ~Research~and~development.~~~~~Research and development expense approximated $3.6 million in 1997 ($2 million in each of 1995 and 1996).

      ~Advertising~costs.~~~ Advertising costs, which are not significant, are expensed as incurred.

      ~Income~taxes.~~~ Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in subsidiaries not included in TIMET's consolidated U.S. tax group.

      ~Stock~split~and~earnings~per~share.~~~~~Common shares outstanding for all periods presented have been adjusted to reflect the 65-for-1 split (the "Stock Split") of the Company's common stock effected in connection with TIMET's June 1996 initial public offering of common stock (the "Stock Offering"). The

Company retroactively adopted SFAS No. 128, "Earnings per Share," in 1997. Diluted earnings per share reflects the assumed conversion of the Convertible Preferred Securities and the dilutive effect of common stock options. See Note 17.

      ~Fair~value~of~financial~instruments.~~~The Company's bank debt reprices with changes in market interest rates and, accordingly, the carrying amount of such debt approximates market value. The fair value of the Convertible Preferred Securities based on quoted market prices approximated $200 million at December 31, 1997 and $220 million at December 31, 1996 (book value at both dates - $201 million).

      At December 31, 1997, the fair value of the Company's common equity, based on the quoted market price at that date of $28.88 per share, was approximately $908 million (book value - $409 million).




Note 2--Business and geographic segments:

     The Company's operations are conducted in one business segment, titanium metals operations. The Company is a vertically integrated producer of titanium sponge, ingot, slab, forged and/or rolled mill products, and cast products for aerospace, industrial and other markets. The Company's production facilities are located principally in the United States, United Kingdom, and France with its products sold throughout the world.

                                                      1995           1996             1997

                                                                 (In thousands)
Sales                                               $ 184,723       $ 507,074      $ 733,577



Operating income                                  $     5,378       $  59,849      $ 132,962
General corporate income, net                           1,074             995          4,267
Interest expense                                      (10,414)         (8,953)        (2,066)

   Income (loss) before income taxes               $   (3,962)      $  51,891      $ 135,163



~Geographic~segments~
   Net sales - point of origin:
     United States                                  $ 174,802       $ 354,651      $ 534,440
     Europe                                            13,862         186,063        288,196
     Eliminations                                      (3,941)        (33,640)       (89,059)

                                                    $ 184,723       $ 507,074      $ 733,577


   Net sales - point of destination:
     United States                                  $ 135,421       $ 312,640      $ 401,217
     Europe                                            33,520         155,364        276,419
     Other                                             15,782          39,070         55,941

                                                    $ 184,723       $ 507,074      $ 733,577


   Operating income:

     United States                                 $    4,408       $  39,014     $   76,434
     Europe                                               970          20,835         56,528

                                                   $    5,378       $  59,849      $ 132,962


   Identifiable assets:
     United States                                  $ 235,844       $ 442,163      $ 511,199
     Europe                                            12,940         173,210        221,006
     General corporate                                      -          87,645         60,854

                                                    $ 248,784       $ 703,018      $ 793,059




      Export sales from U.S. based operations approximated $40 million in 1995, $58 million in 1996 and $97 million in 1997. At December 31, 1997, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $124 million.

      General corporate assets consist principally of cash equivalents and general corporate income in 1996 and 1997 consists principally of interest income thereon. In 1995, general corporate income consists principally of the Company's equity in earnings of Basic Investments, Inc. ("BII") and Victory Valley Land Company L.P. ("VVLC").


      Operating income in 1995 includes a restructuring credit of $1.2 million resulting from prior years restructuring charges being less than originally estimated. Operating income in 1996 includes $4.8 million of special charges principally related to the IMI Titanium Acquisition.

Note 3--Business combinations:

      ~IMI~Titanium~Acquisition.~~~~~In February 1996, the Company acquired the titanium metals businesses of IMI plc and affiliates (the "IMI Titanium Acquisition"). IMI previously conducted its titanium business principally through its wholly owned United Kingdom subsidiary, IMI Titanium Ltd. (now known as TIMET UK), and its U.S. subsidiary, IMI Titanium, Inc. (now known as TIMET Castings). IMI conveyed all of its titanium-related businesses to the Company in exchange for 9.6 million newly issued shares of the Company's common stock valued at $70 million. In addition, the Company issued $20 million of the Company's subordinated debt to IMI in exchange for a like amount of debt previously owed to IMI by its U.K. subsidiary.

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

     ~Axel~Johnson~Metals~Acquisition.~~~~~In October 1996, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Axel Johnson Metals, Inc. ("AJM") for approximately $97 million cash (the "AJM Acquisition"). The AJM Acquisition was completed through a newly formed subsidiary, Titanium Hearth Technologies, Inc. ("THT"), and included the acquisition of the 50% interest in the Titanium Hearth Technologies partnership that TIMET did not previously own. THT operates titanium scrap processing facilities and electron beam cold hearth melting furnaces.

      The Company accounted for the AJM Acquisition by the purchase method and consolidated THT's results effective October 1, 1996; revenues for the fourth quarter of 1996 approximated $21 million. Prior to the AJM Acquisition, the Company accounted for its 50% interest in the THT partnership by the equity method.

      ~Other~European~acquisitions.~~~~~During the last half of 1996 and January 1997, the Company completed three acquisitions in Europe for an aggregate cash cost of approximately $12 million, all of which were accounted for by the purchase method.

      In August 1996, TIMET and Compagnie Europeenne du Zirconium - CEZUS, S.A. ("CEZUS") completed an agreement to form a new jointly-owned French company ("TIMET Savoie") to manufacture and sell titanium products. TIMET Savoie is

70%-owned by TIMET and 30%-owned by CEZUS. TIMET Savoie manufactures products inside CEZUS' production facility in Ugine, France both directly, utilizing its own personnel and equipment, and, for melting and forging and certain other operations, indirectly by subcontracting to CEZUS under a long-term manufacturing agreement. In July 1996, TIMET purchased the 74% equity interest in TISTO, a German distributor of titanium products, that it did not already own. In January 1997, the Company purchased LASAB Laser Applikations-und Bearbeitungs GmbH, which is in the titanium and stainless steel laser-welded tube and pipe and laser cutting business.

      ~Proforma~financial~information~(unaudited).~On a proforma basis assuming the IMI Titanium Acquisition and the AJM Acquisition occurred at the beginning of 1996, net sales for 1996 were $564.4 million, operating income was $59.8 million, net income was $43.2 million and basic earnings per share was $1.50. The proforma effect of the other transactions is not material. The pro forma financial information is not necessarily indicative of the operating results that might have occurred if the IMI and AJM transactions had been completed at such earlier dates or the operating results which may occur in the future.

Note 4 - Joint ventures:

                                                                              December 31,

                                                                           1996        1997

                                                                             (in thousands)
ValTimet                                                                 $      -    $ 19,845
Other                                                                        270        3,425


                                                                           $ 270     $ 23,270




     Effective in July 1997, TIMET combined its Tennessee-based welded tubing operations with those of Valinox Welded, a French manufacturer of welded tubing, principally stainless steel and titanium, with operations in France and China. The joint venture, "ValTimet", is 46% owned by TIMET and 54% owned by Valinox Welded. For the six months ended December 31, 1997, ValTimet reported sales of $56.6 million and net income of $.1 million. At December 31, 1997, ValTimet reported total assets of $80.1 million and equity of $28.7 million.

     TIMET's strategy for developing new markets and uses for titanium includes providing funds to third parties to prove out a new use or uses of titanium. Other joint ventures consist principally of such investments.

Note 5--Inventories:

                                                                           December 31,

                                                                       1996            1997

                                                                          (In thousands)
Raw materials                                                        $   27,463       $   23,925
Work-in-process                                                          82,707           91,884
Finished products                                                        39,089           31,230
Supplies                                                                  6,229            6,779


                                                                      $ 155,488        $ 153,818




     The average cost of LIFO inventories exceeded the net carrying amount of such inventories by approximately $32 million at each of December 31, 1996 and 1997.

Note 6--Accrued liabilities:

                                                                             December 31,

                                                                          1996          1997

                                                                            (In thousands)
OPEB cost                                                                $   2,024    $   2,102
Pension cost                                                                 1,507        1,072
Other employee benefits                                                     21,360       25,869
Environmental cost                                                           1,643        1,762
Taxes, other than income                                                     2,292        3,062
Accrued dividends - Convertible Preferred Securities                         1,270        1,103
Other                                                                       16,077       11,839


                                                                          $ 46,173     $ 46,809




Note 7--Intangible and other noncurrent assets:

                                                                            December 31,

                                                                         1996          1997

                                                                           (In thousands)
Intangible assets:
   Patents                                                               $ 14,103       $ 14,333
   Covenants not to compete                                                 5,000          5,000
   Intangible pension assets                                                1,199          1,997

                                                                           20,302         21,330
   Less accumulated amortization                                              988          3,441


                                                                         $ 19,314       $ 17,889



Other noncurrent assets:
   Deferred financing costs                                             $   8,775       $  8,482
   Prepaid pension costs                                                    1,340          2,228
   Other                                                                    3,684          4,631


                                                                         $ 13,799       $ 15,341




Note 8--Notes payable, long-term debt and capital lease obligations:

                                                                            December 31,

                                                                         1996          1997

                                                                           (In thousands)
Notes payable - non U.S. credit agreements                               $  7,992      $   3,372



Long-term debt:
   Bank credit agreement                                             $          -     $        -

   Other                                                                    1,555          1,612
   Less current maturities                                                    397          1,161

                                                                        $   1,158     $      451




Capital lease obligations                                                $ 11,634       $ 11,189
Less current maturities                                                        72            193

                                                                         $ 11,562       $ 10,996




     ~Non-U.S.~credit~agreements.~TIMET UK has a Pounds15.5 million ($26 million) overdraft/revolving bank credit facility through January 1998 which has been extended pending completion of renewal negotiations. Borrowings are collateralized by TIMET UK's inventories and receivables and currently generally bear interest at the bank's base rate plus 1.5% (8% at December 31, 1997). At December 31, 1997, aggregate unused borrowing availability under TIMET UK's bank credit agreement and a short-term bank credit agreement in France approximated $26 million.

     TIMET UK's credit agreement is expected to be renewed on a longer term basis with lower interest rates than the current agreement.

      ~Long-term~bank~credit~agreement.~~~TIMET has a $200 million revolving bank credit facility expiring in July 2002. Borrowings bear interest initially at LIBOR plus 0.50% and are collateralized by substantially all of TIMET's assets. The credit agreement generally limits dividends on TIMET's common stock to 25% of net income, limits additional indebtedness and transactions with affiliates, requires the maintenance of certain financial ratios and contains other covenants customary in transactions of this type. At December 31, 1997, approximately $135 million was available for dividends on, or repurchase of, common stock.

      ~Capital~lease~obligations.~In connection with the IMI Titanium Acquisition, TIMET UK entered into long-term leases with IMI principally covering production facilities within England. In connection with the TIMET Savoie transaction, TIMET Savoie entered into long-term leases with CEZUS covering machinery and equipment. The terms of these capital leases range from 10-30 years. The UK rentals are subject to adjustment every five years based on changes in certain published price indexes. TIMET has guaranteed TIMET UK's obligations under its leases. Assets held under capital leases included in buildings and equipment at December 31, 1997 were $10.6 million and $.8 million, respectively, with related aggregate accumulated depreciation of $.8 million.

      Aggregate maturities of long-term debt and capital lease obligations:

                                                                    Capital         Long-term
                                                                     Leases            Debt

                                                                        (In thousands)
Years ending December 31,
     1998                                                        $     1,189       $       1,161
     1999                                                              1,189                  86
     2000                                                              1,189                  86
     2001                                                              1,189                  86
     2002                                                              1,189                  86
     2003 and thereafter                                              25,114                 107
     Less amounts representing interest                              (19,870)                  -


                                                                  $   11,189       $       1,612




Note 9--Minority interest:

      ~Convertible~Preferred~Securities.~In November 1996, TIMET Capital Trust I (the "Trust"), a wholly-owned subsidiary of TIMET, issued $201 million of 6.625% Company-obligated mandatorily redeemable preferred securities and $6 million of 6.625% common securities. TIMET holds all of the outstanding common securities of the Trust. The Trust used the proceeds from such issuance to purchase from the Company $207 million principal amount of TIMET's 6.625% convertible junior subordinated debentures due 2026 (the "Subordinated Debentures"). TIMET's guarantee of payment of the Convertible Preferred Securities (in accordance with the terms thereof) and its obligations under the Trust documents, in the aggregate, constitute a full and unconditional guarantee by the Company of the Trust's obligations under the Convertible Preferred Securities. The sole assets of the Trust are the Subordinated Debentures. The Convertible Preferred Securities represent undivided beneficial ownership interests in the Trust, are entitled to cumulative preferred distributions from the Trust of 6.625% per annum, compounded quarterly, and are convertible, at the option of the holder, into TIMET common stock at the rate of 1.339 shares of common stock per Convertible Preferred Security (an equivalent price of $37.34 per share), for an aggregate of approximately 5.4 million common shares if fully converted.

      The Convertible Preferred Securities mature December 2026 and are redeemable at the Company's option beginning December 1999, initially at approximately 104.6% of principal amount declining to 100% from December 2006. The Company has the right to defer dividend payments for up to 20 consecutive quarters ("Extension Period") on one or more occasions. In the event the Company exercises this right, it would be unable during any Extension Period to, among other things, pay dividends on or reacquire its capital stock.

      Dividends on the Convertible Preferred Securities are reported in the Consolidated Statement of Operations as minority interest, net of allocable income tax benefit.

      ~Other.~~~~~~Other minority interest relates principally to TIMET Savoie.

Note 10--Stockholders' equity:

      ~Common~stock.~~~~~In June 1996, the Company completed the sale of
6.2 million shares of its common stock in the Stock Offering at an initial price to the public of $23 per share. In connection with the Stock Offering, the Company effected the Stock Split, increased its authorized common shares to 99 million shares, increased its authorized preferred stock to 1 million shares, and reserved up to 3.1 million shares to be issued under the 1996 Long Term Incentive Plan (the "TIMET Incentive Plan"). The Company's net proceeds from the Stock Offering approximated $131 million. The Company used approximately $42.5 million of the net proceeds to repay existing indebtedness to stockholders ($22.5 million to Tremont and $20 million to IMI) and $82 million to repay bank indebtedness.

      Certain key executive officers of the Company received shares (the "Management Shares") of the Company's common stock and cash payments with a combined value of approximately $3 million in consideration for their services in connection with the IMI Titanium Acquisition, which cost was expensed as incurred. The Management Shares were converted into 93,000 shares of the Company's common stock in connection with the Stock Offering.

      ~Preferred~stock.~~~~~The Company is authorized to issue 1 million shares of preferred stock. The rights of preferred stock as to, among other things, dividends, liquidation, redemption, conversions, and voting rights are determined by the Board of Directors.

      ~Common~stock~options.~The TIMET Incentive Plan provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights and other incentive compensation to officers and other key employees of the Company. Options vest over five years and expire ten years from date of grant.

      Additionally, a plan for TIMET's nonemployee directors provides for eligible directors to annually be granted options to purchase 1,500 shares (625 shares prior to 1998) of the Company's common stock at a price equal to the market price on the date of grant and to receive, as partial payment of director
fees, annual grants of 400 shares of common stock.   Options granted to
nonemployee directors vest in one year and expire ten years from date of grant (five year expiration for grants prior to 1998).

      The weighted average remaining life of options outstanding at December 31, 1997 was 8.7 years. At December 31, 1997, options to purchase 1,250 shares were exercisable at an average exercise price of $23 per share and approximately 190,000 options become exercisable in 1998.

      At December 31, 1997, approximately 1.7 million shares and 56,350 shares were available for future grant under the TIMET Incentive Plan and the nonemployee director plan, respectively.

     The following table summarizes information about the Company's stock options.

                                                         Amount
                                                         Payable                       Weighted
                                         Exercise         Upon         Weighted      Average fair
                                         price per      Exercise        Average        value at
                             Shares        share       (thousands)     exercise       Grant date
                                                                         price

Outstanding at December 31,        -   $      -       $       -      $          -
1995

  Granted:
    At market                370,275     23.00-31.25       9,110           24.60         $ 12.46

    Above market             167,000     26.00-29.00       4,592           27.50           10.22

  Canceled                    (1,000)    23.00               (23)          23.00



Outstanding at December 31,  536,275     23.00-31.25      13,679           25.51
1996

  Granted:
    At market                230,075     25.94-29.50       6,414           27.88         $ 12.72

    Above market             134,000     31.00-34.00       4,355           32.50           11.29

  Exercised                   (1,250)    23.00-29.50         (33)          26.25



  Canceled                   (79,100)    23.00-34.00      (2,045)          25.86



Outstanding at December 31,  820,000    $23.00-34.00    $ 22,370      $    27.28
1997




     Weighted average fair values of options at grant date were estimated using the Black-Scholes model and assumptions listed below.

Assumptions:                         1996              1997
     Expected life (years)               6                6
     Risk-free interest rate          6.67%            6.00%
     Volatility                         40%              35%
     Dividend yield                      0%               0%

      Had stock-based compensation cost been determined based on the estimated fair values of options granted and recognized as compensation expense over the vesting period of the grants in accordance with SFAS No. 123, the Company's pretax income, net income and diluted earnings per share for 1997 would have been reduced by $3.7 million, $2.4 million and $.06 per share, respectively, and for 1996 would have been reduced by $1.1 million, $.7 million and $.02 per share, respectively.

Note 11--Income taxes:

      Summarized below are (i) the components of income (loss) before income taxes and minority interest ("pretax income"), (ii) the difference between the income tax expense attributable to pretax income and the amounts that would be expected using the U.S. federal statutory income tax rate of 35%, and (iii) the components of the income tax expense attributable to pretax income.

                                                         1995           1996           1997

                                                                    (In thousands)
Expected income tax expense (benefit)                   $ (1,387)     $ 18,161       $ 47,307
Non-U.S. tax rates                                                          37           (464)
U.S. state income taxes, net                                   -           848            126
Adjustment of deferred tax valuation allowance             1,502       (16,519)        (5,785)
Other, net                                                   140          (191)          (180)


                                                       $     255      $  2,336       $ 41,004



Income tax expense:
   Current income taxes:
     U.S.                                            $               $   6,516       $ 17,146
                                                               -
     Non-U.S.                                                255         6,236         17,280

                                                             255        12,752         34,426


   Deferred income taxes (benefit):
     U.S.                                                      -       (10,809)         5,998
     Non-U.S.                                                  -           393            580

                                                               -       (10,416)         6,578


                                                      $      255     $   2,336       $ 41,004




Pretax income (loss):
   U.S.                                                 $ (4,589)     $ 33,941       $ 81,766
   Non-U.S.                                                  627        17,950         53,397


                                                        $ (3,962)     $ 51,891       $135,163




Comprehensive tax provision allocable to:
   Pretax income                                      $      255     $   2,336       $ 41,004
   Minority interest - Convertible Preferred                   -          (444)        (4,760)
Securities
   Stockholders' equity, principally deferred taxes
     allocable to adjustment components                        -         2,500           (533)


                                                      $      255     $   4,392       $ 35,711




                                                                December 31,

                                                       1996                     1997

                                               Assets    Liabilitie     Assets    Liabilitie
                                                              s                        s

                                                               (In millions)
Temporary differences relating to net assets:
   Inventories                                $     -     $    (4.9)    $   .1    $ (5.5)

   Property and equipment                           -         (16.0)        .2     (17.8)
   Accrued OPEB cost                             11.4             -       11.7         -
   Accrued liabilities and other deductible      10.9             -        8.7         -
differences
   Other taxable differences                        -          (5.5)         -      (7.7)
Tax loss and credit carryforwards                11.7             -        5.9         -
Valuation allowance                              (6.2)            -        (.4)        -

Gross deferred tax assets (liabilities)          27.8         (26.4)      26.2     (31.0)
Netting                                         (15.5)         15.5      (19.4)     19.4

Total deferred taxes                             12.3         (10.9)       6.8     (11.6)
Less current deferred taxes                        .7           (.3)       6.2         -

Net noncurrent deferred taxes                  $ 11.6    $    (10.6)   $    .6  $  (11.6)




      The Company's valuation allowance (nominal at December 31, 1997) decreased in the aggregate (including amounts allocated to items other than pretax income) by $.9 million in 1995, $16.5 million in 1996 and $5.8 million in 1997. The 1996 reduction included $10 million due to a change in estimate of the future tax benefits of certain tax net operating loss carryforwards ("NOLs") and alternative minimum tax credit ("AMT") carryforwards that will more likely than not be realized.

      At December 31, 1997, the Company had, for U.S. federal income tax purposes, NOLs of approximately $9.4 million expiring in 2008 and 2009. At December 31, 1997, the Company had an AMT credit carryforward of approximately $2 million, which can be utilized to offset regular income taxes payable in future years. The AMT carryforward has an indefinite carryforward period. The utilization of the Company's NOLs and AMT carryforwards is subject to an annual limitation.

Note 12--Employee benefit plans:

      ~Variable~compensation~plans.~~~~~Approximately 85% of the Company's total worldwide employees, including a significant portion of its domestic hourly employees, participate in compensation programs which provide for variable compensation based upon the financial performance of the Company and, in certain circumstances, the individual performance of the employee. The cost of these plans was $.3 million in 1995, $12 million in 1996 and $11 million in 1997.

      ~Defined~contribution~plans.~~All of the Company's domestic hourly and salaried employees (70% of total worldwide employees at December 31, 1997) are eligible to participate in contributory savings plans with partial matching employer contributions. Company matching contributions are based on company profitability for 60% of eligible employees. Approximately 40% of the Company's total employees at December 31, 1997 also participate in a defined contribution pension plan with contributions based, beginning in 1996, upon a fixed percentage of the employee's eligible earnings. The cost of these pension and savings plans was insignificant in 1995, $3 million in 1996 and $3 million in 1997.

      ~Defined~benefit~pension~plans.~~~~~The Company maintains contributory and noncontributory defined benefit pension plans covering substantially all European employees and a minority of its domestic workforce. Defined pension benefits are generally based on years of service and compensation, and the related expense is based upon independent actuarial valuations. The Company's funding policy for U.S. plans is to contribute annually amounts satisfying the funding requirements of the Employee Retirement Income Security Act of 1974, as amended. Non-U.S. defined benefit pension plans are funded in accordance with applicable statutory requirements. The defined benefit pension plans were closed to new participants prior to 1997 and, in some cases, benefit levels have been frozen.

      The funded status of the Company's defined benefit pension plans and the components of net periodic defined benefit pension cost are set forth below.
The rates used in determining the actuarial present value of benefit obligations at December 31, 1997 were: (i) discount rates -- 7% to 7.25% (1996 - 7% to 8.75%), and (ii) rates of increase in future compensation levels -- 3% to 5% (1996 - 3% to 6.5%). The expected long-term rates of return on assets used was 7% to 9% (1996 - 7% to 9.75%). The benefit obligations are sensitive to changes in these estimated rates and actual results may differ from the obligations noted below. At December 31, 1997, the assets of the plans are primarily comprised of government obligations, corporate stocks and bonds.

                                                 Assets exceed           Accumulated benefits
                                             Accumulated benefits           exceed assets
                                                 December 31,                December 31,

                                              1996         1997         1996          1997

                                                              (In thousands)
Actuarial present value of benefit
obligations:
   Vested benefit obligations               $ 47,733      $ 69,033     $ 34,424     $ 28,820
   Nonvested benefits                          3,040         3,767        1,448        1,639

   Accumulated benefit obligations            50,773        72,800       35,872       30,459
   Effect of projected salary increases       27,766        32,905          114          203

   Projected benefit obligations              78,539       105,705       35,986       30,662
Plan assets at fair value                     82,118       108,199       31,624       28,628

Plan assets over (under) projected benefit
   obligations                                 3,579         2,494       (4,362)      (2,034)
Unrecognized net gain (loss) from
experience
   different from actuarial assumptions       (2,674)         (778)       1,981          787
Unrecognized prior service cost                1,269         1,068        1,199        2,009
Unrecognized net assets being amortized
   over 14 years                                (834)         (556)      (1,011)        (673)
Adjustment to recognize minimum liability          -             -       (2,057)      (1,997)

Total prepaid (accrued) pension cost           1,340         2,228       (4,250)      (1,908)
Current portion                                    -             -       (1,507)      (1,072)



   Noncurrent prepaid (accrued) pension     $  1,340      $  2,228     $ (2,743)   $    (836)
cost




                                                         1995           1996           1997

                                                                    (In thousands)
Service cost benefits earned                         $      630      $   3,260      $   3,906
Interest cost on projected benefit obligations            3,959          7,696          9,201
Actual return on plan assets                             (9,560)        (7,256)       (20,555)
Net amortization and deferrals                            5,910         (1,951)         9,724


   Net pension expense                                $     939      $   1,749      $   2,276




      ~Postretirement~benefits~other~than~pensions.~~~~~The Company provides certain postretirement health care and life insurance benefits to certain of its domestic retired employees. The Company funds such benefits as they are incurred, net of any contributions by the retirees. Under plans currently in effect, a majority of TIMET's active domestic employees would become eligible for these benefits if they reach normal retirement age while working for TIMET. These plans have been revised to discontinue employer-paid health care coverage for future retirees once they become Medicare-eligible.

      The components of the periodic OPEB cost and accumulated OPEB obligations are set forth below. The rates used in determining the actuarial present value of the accumulated OPEB obligations at December 31, 1997 were: (i) discount rate--7% (1996 - 7.75%), (ii) rate of increase in future compensation levels -- 3% and (iii) rate of increase in future health care costs--10% in 1998, gradually declining to 5.25% in 2016 and thereafter. If the health care cost trend rate was increased by one percentage point for each year, OPEB expense would have increased approximately $.2 million in 1997, and the actuarial present value of accumulated OPEB obligations at December 31, 1997 would have increased approximately $2.6 million. The accrued OPEB cost is sensitive to changes in these estimated rates and actual results may differ from the obligations noted below.

                                                                            December 31,

                                                                        1996          1997

                                                                           (In thousands)
Actuarial present value of accumulated OPEB obligations:
   Retiree benefits                                                     $ 16,266      $ 16,514
   Other fully eligible active plan participants                           1,236         1,420
   Other active plan participants                                          3,750         4,363

                                                                          21,252        22,297
Unrecognized net gain from experience different from
   actuarial assumptions                                                   4,536         2,673
Unrecognized prior service credits                                         3,748         3,324

Total accrued OPEB cost                                                   29,536        28,294
Less current portion                                                       2,024         2,102


   Noncurrent accrued OPEB cost                                         $ 27,512      $ 26,192




                                                          1995         1996          1997

                                                                   (In thousands)
Service cost benefits earned                            $    242     $    407       $   357
Interest cost on accumulated OPEB obligations              2,060        1,567         1,613
Net amortization and deferrals                              (475)        (653)         (635)


   Net OPEB expense                                      $ 1,827      $ 1,321       $ 1,335




Note 13--Related party transactions:

      TIMET was a 75%-owned subsidiary of Tremont Corporation during 1995 with the remaining 25% held by Union Titanium Sponge Corporation ("UTSC"), a consortium of Japanese companies. In February 1996, TIMET acquired the titanium businesses of IMI for stock and in June 1996 completed the Stock Offering which together reduced Tremont's ownership in TIMET to 30% and UTSC's ownership to 10%. In 1997, UTSC reduced its ownership to less than 5%. In connection with the IMI Titanium Acquisition, Tremont holds an option expiring in February 1999 to purchase up to 1.5 million shares of the Company's common stock from IMI for $12 million ($7.95 per share) and UTSC holds a like option to purchase .5 million shares from IMI at the same price per share.

      Contran Corporation and other entities related to Harold C. Simmons hold an aggregate of approximately 49% of Tremont's outstanding common stock.
Mr. Simmons may be deemed to control each of Contran, Tremont and TIMET. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (i) intercorporate transactions with related companies such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. The Company continuously considers, reviews and evaluates, and understands that Contran, Tremont and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that the Company might be a party to one or more such transactions in the future.

      It is the policy of the Company to engage in transactions with related parties on terms which are, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

      TIMET supplies titanium strip product to ValTimet under a long-term contract as the preferred supplier. Sales to ValTimet were $22 million in 1997 and receivables from related parties at December 31, 1997 relate principally to sales to ValTimet.

      In connection with the construction and financing of TIMET's vacuum distillation process ("VDP") titanium sponge plant, UTSC licensed certain technology to TIMET in exchange for the right to acquire up to 20% of TIMET's annual production capacity of VDP sponge at agreed-upon prices through early 1997 and higher formula-determined prices based on cost thereafter through 2008. A discount from market value represents TIMET's consideration to UTSC for the licensed technology. Sales to UTSC approximated $9 million in 1995, $12 million in 1996 and $17 million in 1997.

      The Company has an intercorporate services agreement with Tremont whereby the Company provides certain management, financial and other services to Tremont for approximately $.4 million in each of 1996 and 1997, subject to renewal for future years. Charges from Tremont approximated $.9 million in 1995 pursuant to similar arrangements for compensation and intercorporate services.

      TIMET's purchases from THT approximated $10 million in 1995 and $9 million in 1996 prior to the AJM Acquisition.

      Prior to October 1995, TIMET owned (i) a 32% equity interest in BII, which, among other things, provides utility services in the industrial park where one of TIMET's plants is located, and (ii) a 12% interest in VVLC, which is actively engaged in efforts to develop certain real estate. BII, through a wholly-owned subsidiary, owned an additional 50% interest in VVLC. In October 1995, TIMET made a pro rata distribution to its shareholders consisting of its interest in BII and VVLC, and certain real estate. The Company distributed the assets at their net carrying amount, which approximated $5 million. The Company purchases certain utility services from Basic Management, Inc. ("BMI"), a subsidiary of BII. The amount paid to BMI approximated $1 million in each of the past three years.

      Interest expense on related party indebtedness approximated $2.1 million in 1995, $2 million in 1996 and nil in 1997. The subordinated debt to both IMI and Tremont accrued interest at 10.4% and was repaid in 1996 with proceeds from the Stock Offering. During 1997, TIMET Savoie repaid amounts outstanding under a revolving line of credit provided by CEZUS and terminated the facility.

      CEZUS has the right to sell its interest in TIMET Savoie to the Company for 30% of TIMET Savoie's registered capital and the Company has the right to purchase CEZUS' 30% interest in TIMET Savoie for 30% of TIMET Savoie's equity determined under French accounting principles.

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

      In connection with amendments of a TIMET credit facility during 1995, Tremont advanced the Company $8 million as additional subordinated TIMET debt ($5.5 million advanced in 1995), guaranteed $5 million of the term loans, collateralized such guarantee with approximately 600,000 shares of NL Industries, Inc. common stock held by Tremont, and agreed to pledge additional NL shares as necessary to meet certain market value thresholds. NL is an indirect subsidiary of Contran. Contran entered into an agreement with TIMET's lenders whereby Contran was obligated to purchase the pledged shares from TIMET's lenders under certain conditions. In connection with the Stock Offering, the security arrangements between the Company's lenders and Tremont and Contran were terminated.

Note 14--Commitments and contingencies:

      ~Long-term~agreements.~TIMET has a long-term supply agreement with The Boeing Company under which TIMET will be the principal supplier of titanium products to Boeing Commercial Airplane Group ("Boeing") and its family of suppliers for the next ten years.

      Under the terms of the agreement, TIMET will supply a minimum of 70% of Boeing's annual needs for titanium, depending upon Boeing's requirements each year. TIMET's share of Boeing's total titanium requirements will increase as Boeing's volume requirements decrease, down to a minimum mutual commitment of
6.5 million pounds (3,000 metric tons) per year. The agreement is effective for shipments beginning in 1998, but it is not anticipated to reach expected volume levels until 1999.

      Pricing under the Boeing agreement is firm for the first five years and will be reviewed annually for inflationary conditions for the next five years based upon an aerospace-related index. The companies have also agreed to utilize Boeing's Lean Manufacturing program to develop cost savings that will be shared by both companies.

      TIMET has a long-term agreement for the purchase of titanium sponge produced in Kazakhstan. The sponge purchase agreement is for ten years beginning in 1998, with firm pricing for the first five years (subject to certain adjustments). Volumes purchased under the contract will be up to 10,000 metric tons annually.

      The Company may enter into long-term agreements with other customers and suppliers.

      ~Operating~leases.~~~~~The Company leases certain manufacturing and office facilities and various equipment. Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases management expects that, in the normal course of business, leases will be renewed or replaced by other leases. Net rent expense was approximately $1.4 million in 1995, $2.7 million in 1996 and $3.6 million in 1997.

      At December 31, 1997, future minimum payments under noncancellable operating leases having an initial or remaining term in excess of one year were as follows:

                                                                                    Amount

                                                                                (In thousands)

Years ending December 31,
   1998                                                                             $  4,871
   1999                                                                                3,192
   2000                                                                                1,970
   2001                                                                                1,333
   2002                                                                                1,139
   2003 and thereafter                                                                   884
                                                                                      13,389
   Less sublease income                                                                   90
                                                                                    $ 13,299


     ~Environmental~matters.~

~     BMI~Companies.~TIMET and certain other companies, including Kerr-McGee
Chemical Corporation, Chemstar Lime Company and Pioneer Chlor Alkali, Inc. (successor to Stauffer Chemical Company) operate facilities in a complex (the "BMI Complex") owned by BMI, adjacent to TIMET's Henderson, Nevada plant. In 1993, TIMET and each of such companies, along with certain other companies who previously operated facilities in the common areas of the BMI Complex (collectively the "BMI Companies") completed a Phase I environmental assessment of the common areas of the BMI Complex and each of the individual company sites pursuant to consent agreements with the Nevada Division of Environmental Protection ("NDEP"). In July 1996, the Company signed a consent agreement with NDEP regarding implementation of the Phase II assessment of the Company property within the BMI Complex. A report regarding the Phase II assessment of the common areas of the BMI Complex was submitted to NDEP in August 1996. Until completion of the sampling and analysis involved in the Phase II assessment of the Company property and any further Phase II testing that NDEP may require for the BMI Complex common areas, it is not possible to provide a reasonable estimate of the additional remediation costs, if any, or the Company's likely share of any such costs.

~     Pomona~facility.~The Company has conducted an additional study and assessment work as required by the California Regional Water Quality Control Board--Los Angeles Region (the "Water Quality Board") related to soil and possible groundwater contamination at TIMET Castings' Pomona, California facility. The site is near an area that has been designated as a U.S. Environmental Protection Agency "Superfund" site. Although the Company does not believe it will incur a material liability with respect to the Pomona facility, the Water Quality Board has not completed its review.

      ~Henderson~facility.~During 1997, TIMET was issued a Notice of Violation by the U.S. Environmental Protection Agency ("EPA") in connection with the permitting for, and operation of, a carbon monoxide burner at the Henderson, Nevada facility. In December 1997, the EPA indicated that it was seeking approximately $.9 million in penalties. TIMET believes it substantially complied with applicable regulations and intends to vigorously defend this matter, which is still in discussion with the EPA.

      The Company adopted the requirements of AICPA Statement of Position No. 96-1, "Environmental Remediation Liabilities" in 1997, the effect of which was not material. At December 31, 1997, the Company had accrued an aggregate of approximately $1.3 million for the environmental matters discussed above under ~BMI~Companies,~Pomona~facility~and~Henderson~facility~. The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

      ~Other.~~~~~The Company is involved in various other environmental, contractual, product liability and other claims and disputes incidental to its business.

      The Company currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

      ~Concentration~of~credit~and~other~risks.~~~~~Substantially all of the Company's sales and operating income are derived from operations based in the U.S., the U.K. and France. The majority of the Company's sales are to customers in the aerospace industry (including airframe and engine construction). Such concentration of customers may impact the Company's overall exposure to credit and other risks, either positively or negatively, in that such customers may be similarly affected by economic or other conditions. The Company's ten largest customers accounted for about one-third of net sales in each of the past three years.

Note 15 - New accounting principles not yet adopted:

      The Company is required to adopt SFAS No. 130, "Reporting Comprehensive Income," ~~~ in the first quarter of 1998. Upon adoption of SFAS No. 130, the Company will present a new Consolidated Statement of Comprehensive Income which will report all changes in the Company's stockholders' equity other than transactions with stockholders. Comprehensive income pursuant to SFAS No. 130 would include net income, as reported in the Consolidated Statement of Operations, plus the net changes in the foreign currency translation and pension liabilities components of stockholders' equity.

      The Company is required to adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ~~~ in the fourth quarter of 1998. SFAS No. 131 will supersede the business segment disclosure requirements currently in effect under SFAS No. 14. SFAS No. 131, among other things, establishes standards regarding the information a company is required to disclose about its operating segments and provides guidance regarding what constitutes a reportable operating segment. The Company currently believes segment disclosures pursuant to SFAS No. 131 will not be materially different from the current disclosures pursuant to SFAS No. 14.

      The Company is required to adopt the disclosure requirements of SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," ~~~ in the fourth quarter of 1998. SFAS No. 132 revises disclosure requirements for such pension and postretirement benefit plans to, among other things, standardize certain disclosures and eliminate certain other disclosures no longer deemed useful. SFAS No. 132 does not change the measurement or recognition criteria for such plans.

Note 16--Quarterly results of operations (unaudited):

                                                                Quarters ended

                                             March 31       June 30       Sept. 30        Dec. 31

                                                     (In millions, except per share data)
~Year~ended~December~31,~1997:~

   Net sales                               $ 167.1          $ 181.4       $ 177.2         $ 207.9
   Operating income                           26.5             32.8          33.3            40.4
   Net income                                 15.8             20.3          21.3            25.6

   Net income per share:
     Basic                                 $   .50          $   .65       $   .68         $   .81
     Diluted                                   .49              .61           .64             .75


~Year~ended~December~31,~1996:~

   Net sales                               $ 107.6          $ 118.8       $ 123.4         $ 157.3
   Operating income                            6.8             13.8          17.8            21.4
   Net income                                  2.1              8.1          13.3            24.1

   Net income per share:
     Basic                                 $   .10          $   .30       $   .42         $   .77
     Diluted                                   .10              .30           .42             .75


      Due to the timing of the issuance of common stock, such as the Stock Offering, and rounding in calculations the sum of quarterly earnings per share is different than earnings per share for the full year.

Note 17 - Earnings per share:

      A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below. The Convertible Preferred Securities were issued in November 1996. Antidilutive stock options omitted from the denominator were not material.

                                                     1995             1996            1997
                                                                 (in thousands)
Numerator:
   Net income (loss)                               $ (4,217)       $ 47,644          $ 83,010
   Minority interest - Convertible
     Preferred Securities                                 -             826             8,840


   Diluted net income                              $ (4,217)       $ 48,470          $ 91,850



Denominator:
   Average common shares outstanding                 15,383          27,623            31,457
   Convertible Preferred Securities                       -             491             5,389
   Average dilutive stock options                         -              28               107


   Diluted shares                                    15,383          28,142            36,954




                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE



To the Stockholders and Board of Directors of Titanium Metals Corporation:

     Our report on the consolidated financial statements of Titanium Metals Corporation as of December 31, 1996 and 1997 and for each of the three years in the period ended December 31, 1997 is included on page F-2 of this Form 10-K.
In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Annual Report on Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                                        COOPERS & LYBRAND L.L.P.


Denver, Colorado
January 22, 1998

                          TITANIUM METALS CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                       Additions
                                                        charged
                                      Balance at     (credited) to
             Description               Beginning       costs and
                                        of year         expenses

Year ended December 31, 1997:

   Allowance for doubtful accounts      $  4,788    $           2


   Valuation allowance for deferred
     Income taxes                       $  6,158       $   (5,785)


   Reserve for excess and slow
     Moving inventories                 $  7,719       $   (1,427)



Year ended December 31, 1996:

   Allowance for doubtful accounts     $   3,620      $     4,695


   Valuation allowance for deferred
     Income taxes                       $ 22,677       $  (16,519)


   Reserve for excess and slow
     Moving inventories                $   6,000      $    (2,500)




Year ended December 31, 1995:

   Allowance for doubtful accounts     $   3,143      $     2,453


   Valuation allowance for deferred
     Income taxes                       $ 23,599     $       (922)


   Reserve for excess and slow
     Moving inventories                $   5,000      $     1,000





                                 Balance
                                  at end
 Deductions        Other         of year


  $  (2,572) (a) $              $   2,218



  $       -      $              $     373



  $       -      $              $   6,292





  $  (4,598) (a) $ 1,071   (b)  $   4,788



  $       -      $              $   6,158



  $       -      $ 4,219   (b)  $   7,719






  $  (1,976) (a) $               $  3,620



  $       -      $               $ 22,677



  $       -      $               $  6,000




(a)  Amounts written off, less recoveries.
(b)  Represents the effect of the IMI Titanium Acquisition and the AJM
Acquisition.