Form 10-K/A
period 1997-12-31
TITANIUM METALS CORP
filed 1998-04-20
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K/A

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE     ACT OF 1934 - For the fiscal year ended December 31, 1997
                                       OR
  TRANSITION   REPORT   PURSUANT   TO   SECTION  13  OR  15(d)  OF  THE
  SECURITIES   EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ___

As of February 28, 1998, 31,457,905 shares of common stock were outstanding. The aggregate market value of the 20.4 million shares of voting stock held by nonaffiliates of Titanium Metals Corporation as of such date approximated $615 million.

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

~     Employees.~As of December 31, 1997, the Company employed approximately
2,125 persons in the U.S. and approximately 900 persons in Europe, up 2.5% from a total of 2,950 at the end of 1996. The Company's production and maintenance workers in Henderson, Nevada and its production, maintenance, clerical and technical workers in Toronto, Ohio are represented by the United Steelworkers of America ("USWA") under contracts expiring in October 2000 and July 2002, respectively. Employees at the Company's other U.S. facilities are not covered by collective bargaining agreements. In February 1997, employees at TIMET Castings' Albany, Oregon facility voted to not be represented by the USWA.

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

      As of February 28, 1998, there were approximately 12,000 common shareholders of record.


      The Company has not declared any cash dividends during the last five years. Any payment of future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, extent of indebtedness and contractual restrictions with respect to payment of dividends and stock repurchases. The Company's principal bank credit facility generally limits dividends on common stock to 25% of consolidated net income. At December 31, 1997, approximately $110 million was available for dividends on, or repurchases of, common stock.


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

      While aircraft production rates and backlogs appear to indicate a longer, flatter aerospace cycle than previous cycles, the Company believes that customers have built inventories based on expected further increases in aircraft production rates that were later modified. As a result, the Company believes there is some excess titanium in the aerospace production system that could result in delay of some shipments to customers and some order cancellations as customers adjust their inventories in the short term.

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

      Many of TIMET's information systems are being replaced in connection with the implementation of SAP, which is expected to be completed in 1999. SAP is Year 2000 compliant. TIMET is in process of expediting its remaining portfolios of non-compliant software and hardware and expects to complete this process in 1999. The Company preliminarily estimates that the costs, excluding the implementation of SAP, to address the Year 2000 Issue could be over $6 million, which is expected to be incurred primarily from mid-1998 through mid-1999.

~Sales~and~Operating~Income
~

      All mill products price and volume comparisons in this discussion are pro forma assuming the IMI Titanium Acquisition and the Axel Johnson Metals Acquisition, both completed during 1996, had occurred at the beginning of 1995. The pro forma effect of other acquisitions on price and volume information is not material.

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

      Operating levels at the Company's plants in both 1997 and 1996 were generally higher than in the respective prior year and contributed to the better operating results. The VDP titanium sponge plant operated at approximately 85% of its annual practical capacity in both 1997 and 1996 and 75% in 1995. The Company restarted production of titanium sponge at its original Kroll-leach facility during the second quarter of 1996 in response to demand for certain grades of titanium sponge, and further increased production levels in 1997. In 1997, the Company's worldwide mill product capacity utilization approximated 85%, up from 80% in 1996 and 45% in 1995.

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

     The Company estimates capital expenditures in 1998 will total $110 million to $120 million, approximately 60% of which is related to the capacity expansion projects associated with volume expected under long-term customer agreements.
In addition, the $24 million Loterios acquisition closed in April
1998.

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

~    Environmental~Matters.~See Note 14 to the Consolidated Financial
Statements for a discussion of environmental matters.

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

     JOSEPH S. BROZ has been Vice President-Corporate Development since May 1997. Prior to joining the Company, he was Director of Aftermarket Product Development and Strategy for Tenneco Automotive Europe, Executive Director of Operations and Quality Systems for Tenneco, Inc. and Director of Technology and Environmental Affairs for Tenneco Gas since 1992. From 1991 to 1992 Dr. Broz served as a White House Fellow and as Special Assistant to the President's Science Advisor in the Bush Administration.

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



                                           TITANIUM METALS CORPORATION
                                           (Registrant)

                                           By /s/ J. Landis Martin

                                           J. Landis Martin, March 27, 1998
                                           (Chairman of the Board
                                           and Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ J. Landis Martin                       /s/ Andrew R. Dixey

J. Landis Martin, March 27, 1998           Andrew R. Dixey, March 27, 1998
(Chairman of the Board and                 (President, Chief Operating
 Chief Executive Officer)                   Officer and Director)



/s/ Edward C. Hutcheson, Jr.                /s/ Joseph S. Compofelice
Edward C. Hutcheson, Jr., March 27, 1998   Joseph S. Compofelice, March 27,
(Director)                                 1998
                                           (Director)

/s/ Thomas P. Stafford               /s/ J. Thomas Montgomery, Jr.
Thomas P. Stafford, March 27, 1998   J. Thomas Montgomery,Jr., March 27, 1998
(Director)                           (Vice President - Finance and
                                      Treasurer)
                                   (Principal Finance and Accounting Officer)

/s/ Hiroomi Mikami
Hiroomi Mikami, March 27, 1998
(Director)

                          TITANIUM METALS CORPORATION

                           ANNUAL REPORT ON FORM 10-K/A
                            ITEMS 8, 14(a) and 14(d)

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

  Notes to Consolidated Financial Statements                         F-9/F-28


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

                                                      1995           1996             1997

                                                                 (In thousands)
Sales                                               $ 184,723       $ 507,074      $ 733,577



Operating income                                  $     5,378       $  59,849      $ 132,962
General corporate income, net                           1,074             995          4,267
Interest expense                                      (10,414)         (8,953)        (2,066)

   Income (loss) before income taxes               $   (3,962)      $  51,891      $ 135,163



~Geographic~segments~
   Net sales - point of origin:
     United States                                  $ 174,802       $ 354,651      $ 534,440
     Europe                                            13,862         186,063        288,196
     Eliminations                                      (3,941)        (33,640)       (89,059)

                                                    $ 184,723       $ 507,074      $ 733,577


   Net sales - point of destination:
     United States                                  $ 135,421       $ 312,640      $ 401,217
     Europe                                            33,520         155,364        276,419
     Other                                             15,782          39,070         55,941

                                                    $ 184,723       $ 507,074      $ 733,577


   Operating income:

     United States                                 $    4,408       $  39,014     $   76,434
     Europe                                               970          20,835         56,528

                                                   $    5,378       $  59,849      $ 132,962


   Identifiable assets:
     United States                                  $ 235,844       $ 442,163      $ 511,199
     Europe                                            12,940         173,210        221,006
     General corporate                                      -          87,645         60,855

                                                    $ 248,784       $ 703,018      $ 793,059




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

      ~Long-term~bank~credit~agreement.~~~TIMET has a $200 million revolving bank credit facility expiring in July 2002. Borrowings bear interest initially at LIBOR plus 0.50% and are collateralized by substantially all of TIMET's assets. The credit agreement generally limits dividends on TIMET's common stock to 25% of net income, limits additional indebtedness and transactions with affiliates, requires the maintenance of certain financial ratios and contains other covenants customary in transactions of this type. At December 31, 1997, approximately $110 million was available for dividends on, or repurchase of, common stock.

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

      The weighted average remaining life of options outstanding at December 31, 1997 was 8.7 years. At December 31, 1997, options to purchase 2,500 shares were exercisable at an average exercise price of $23 per share and approximately 190,000 options become exercisable in 1998.


      At December 31, 1997, approximately 2.3 million shares and 56,350 shares were available for future grant under the TIMET Incentive Plan and the nonemployee director plan, respectively.

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

Note 16--Quarterly results of operations (unaudited):

                                                                Quarters ended

                                             March 31       June 30       Sept. 30        Dec. 31

                                                     (In millions, except per share data)
~Year~ended~December~31,~1997:~

   Net sales                               $ 167.1          $ 181.4       $ 177.2         $ 207.9
   Operating income                           26.5             32.8          33.3            40.4
   Net income                                 15.8             20.3          21.3            25.6

   Net income per share:
     Basic                                 $   .50          $   .65       $   .68         $   .81
     Diluted                                   .49              .61           .64             .75

   Market price:
     High                                   33.625           32.750        37.375          38.000
     Low                                    25.000           25.250        29.375          27.625


~Year~ended~December~31,~1996:~

   Net sales                               $ 107.6          $ 118.8       $ 123.4         $ 157.3
   Operating income                            6.8             13.8          17.8            21.4
   Net income                                  2.1              8.1          13.3            24.1

   Net income per share:
     Basic                                 $   .10          $   .30       $   .42         $   .77
     Diluted                                   .10              .30           .42             .75

   Market price (a):
     High                                      -             25.875        30.500          35.875
     Low                                       -             24.375        22.500          28.250



      Due to the timing of the issuance of common stock, such as the Stock Offering, and rounding in calculations the sum of quarterly earnings per share is different than earnings per share for the full year.

(a)  Stock began trading June 4, 1996.

Note 17 - Earnings per share:

      A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below. The Convertible Preferred Securities were issued in November 1996. Stock options omitted from the denominator because they were antidilutive were not material.

                                                     1995             1996            1997
                                                                 (in thousands)
Numerator:
   Net income (loss)                               $ (4,217)       $ 47,644          $ 83,010
   Minority interest - Convertible
     Preferred Securities                                 -             826             8,840


   Diluted net income                              $ (4,217)       $ 48,470          $ 91,850



Denominator:
   Average common shares outstanding                 15,383          27,623            31,457
   Convertible Preferred Securities                       -             491             5,389
   Average dilutive stock options                         -              28               109


   Diluted shares                                    15,383          28,142            36,955




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