Form 10-Q
period 1998-03-31
TITANIUM METALS CORP
filed 1998-05-13
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended March 31, 1998
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Yes  X   No



Number of shares of common stock outstanding on April 30, 1998:  31,457,905

                         FORWARD - LOOKING INFORMATION

     The statements contained in this Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and under the captions "Results of Operations" and "Liquidity and Capital Resources" (both contained in Management's Discussion and Analysis of Financial Condition and Results of Operations), are forward-looking statements or discussions of trends which by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission, such as the cyclicality of the Company's business and its dependence on the aerospace industry, the sensitivity of the Company's business to global industry capacity, global economic conditions, changes in product pricing, the possibility of labor disruptions, control by certain stockholders and possible conflicts of interest, potential difficulties in integrating acquisitions, uncertainties associated with new product development and the supply of raw materials and services.

                          TITANIUM METALS CORPORATION

                                     INDEX


                                                             Page
                                                            number

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements.

           Consolidated Balance Sheets - December 31, 1997 and
            March 31, 1998                                          2-3

           Consolidated Statements of Income - Three months
            ended March 31, 1997 and 1998                             4

           Consolidated Statements of Comprehensive Income - Three
            months ended March 31, 1997 and 1998                      5

           Consolidated Statements of Cash Flows - Three months
            ended March 31, 1997 and 1998                           6-7

           Consolidated Statement of Stockholders' Equity - Three
            months ended March 31, 1998                               8

           Notes to Consolidated Financial Statements              9-11

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                 12-13

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings.                                      14

     Item 6. Exhibits and Reports on Form 8-K.                       14


                          TITANIUM METALS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                         December      MARCH 31,
                ASSETS                      31,          1998
                                           1997

Current assets:
  Cash and cash equivalents             $  68,957     $ 117,378
  Receivables, net                        155,678       145,214
  Receivable from related parties          15,844        12,289
  Inventories                             153,818       163,233
  Prepaid expenses and other               13,253        12,173
  Deferred income taxes                     6,219         5,824


     Total current assets                 413,769       456,111



Other assets:
  Investments in joint ventures            23,270        23,000
  Goodwill                                 59,771        58,523
  Other intangible assets                  17,889        17,303
  Deferred income taxes                       593         3,583
  Other                                    15,341        14,956


     Total other assets                   116,864       117,365



Property and equipment:
  Land                                      6,545         6,552


  Buildings                                26,823        26,921
  Equipment                               222,845       224,659
  Construction in progress                 58,740        78,617

                                          314,953       336,749
  Less accumulated depreciation            52,527        58,006


     Net property and equipment           262,426       278,743


                                        $ 793,059     $ 852,219




                          TITANIUM METALS CORPORATION

                                 (In thousands)

LIABILITIES, MINORITY INTEREST AND         December     MARCH 31,
STOCKHOLDERS'   EQUITY                        31,          1998
                                             1997

Current liabilities:
  Notes payable                           $  3,372       $ 1,321
  Current maturities of long-term debt
and
     capital lease obligations               1,354         1,317
  Accounts payable                          59,501        54,562
  Accrued liabilities                       46,809        44,236
  Payable to related parties                 1,298           984
  Income taxes                              11,482        18,313
  Deferred income taxes                          -           342


     Total current liabilities              123,816      121,075


Noncurrent liabilities:
  Long-term debt                               451        40,417
  Capital lease obligations                 10,996        11,021
  Payable to related parties                   847           847
  Accrued OPEB cost                         26,192        26,044
  Deferred income taxes                     11,620        14,365
  Other                                      2,277         1,625


     Total noncurrent liabilities           52,383        94,319



Minority interest - - Company-
obligated mandatorily
  redeemable preferred securities of
subsidiary trust                           201,250       201,250
  holding solely  subordinated debt
securities
  ("Convertible Preferred Securities")

Other minority interest                      6,663         7,593

Stockholders' equity:
  Preferred stock                                -             -
  Common stock                                 315           315
  Additional paid-in capital               346,723       347,411
  Retained earnings                         58,001        76,287
  Accumulated other comprehensive income
- currency                                   3,908         3,969
     translation adjustments


     Total stockholders' equity            408,947       427,982


                                          $793,059      $ 852,219




[FN]Commitments and contingencies (Note 1)

                          TITANIUM METALS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 1997 and 1998

                     (In thousands, except per share data)

                                                1997       1998

Revenues and other income:
  Net sales                                   $167,050   $187,057
  Other, net                                       875        741

                                               167,925    187,798


Costs and expenses:
  Cost of sales                               130,300    140,832
  Selling, general, administrative and         10,123     14,184
development
  Interest                                        646        416

                                              141,069    155,432


  Income before income taxes                   26,856     32,366

Income tax expense                              8,344     11,004
Minority interest - Convertible  Preferred      2,198      2,214
Securities
Other minority interest                           537        862


  Net income                                 $ 15,777   $ 18,286



Diluted net income                           $ 17,975   $ 20,500




Earnings per share:
  Basic                                      $   .50    $    .58
  Diluted                                        .49         .56

Weighted average shares  outstanding:
  Basic                                       31,457      31,458
  Diluted                                     36,916      36,914


                          TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   Three months ended March 31, 1997 and 1998

                                 (In thousands)

                                                1997      1998

Net income                                    $ 15,777   $18,286
Other comprehensive income-currency
   translation adjustment                       (3,382)       61


     Comprehensive income                     $ 12,395   $18,347




                          TITANIUM METALS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 1997 and 1998

                                 (In thousands)

                                               1997       1998

Cash flows from operating activities:
  Net income                               $ 15,777    $ 18,286
  Depreciation and amortization               6,961       7,473
  Joint ventures, net of distributions          100         235
  Deferred income taxes                        (470)        532
  Other minority interest                       537         862

                                             22,905      27,388
  Change in assets and liabilities, net of
acquisitions:
    Receivables                             (20,771)     10,182
    Inventories                              (7,885)     (9,603)
    Prepaid expenses and other                1,486         528
    Accounts payable and accrued liabilities  3,364      (4,683)
    Income taxes                              7,477       7,451
    Accounts with related parties            (1,803)      3,532


      Net cash provided by operating          4,773      34,795
activities


Cash flows from investing activities:
  Capital expenditures                      (10,134)    (25,167)
  Business acquisitions                        (476)          -
  Other, net                                     30           -



      Net cash used by investing activities (10,580)    (25,167)



Cash flows from financing activities:
  Indebtedness:
    Borrowings                                    -      40,000
    Repayments                               (1,352)     (1,799)
  Related party debt repayments              (1,036)          -
  Refund of letters of credit collateralized      -         734


      Net cash provided (used) by financing  (2,388)     38,935
activities



                          TITANIUM METALS CORPORATION

                   Three months ended March 31, 1997 and 1998

                                 (In thousands)

                                              1997       1998

Net increase (decrease) in cash and
equivalents from:
  Operating, investing and financing        $ (8,195) $ 48,563
activities
  Currency translation                           165      (142)

                                              (8,030)   48,421
Cash and equivalents at beginning of period   86,526    68,957


Cash and equivalents at end of period       $ 78,496  $117,378



Supplemental disclosures:
  Cash paid for:
    Interest expense, net of capitalized
interest                                     $   425    $   445
    Convertible Preferred Securities           3,333      3,333
dividends
    Income taxes                                 341      1,742

  Business acquisitions:
    Goodwill and other intangibles           $          $
                                                 577          -
    Property, equipment and other noncash      3,503          -
assets
    Liabilities                               (3,604)         -



      Cash paid                              $   476    $    -





                          TITANIUM METALS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       Three months ended March 31, 1998

                                 (In thousands)


                                             Additional
                         Common    Common     paid-in
                         shares    stock      capital

Balance December 31,     31,458      $315   $346,723
1997

Comprehensive income          -         -          -
Other                         -         -        688


Balance March 31, 1998   31,458      $315   $347,411




                                    Accumulated
                                       other
                         Retained   comprehensive
                         earnings     income*     Total

Balance December 31,     $ 58,001    $ 3,908    $408,947
1997

Comprehensive income      18,286          61      18,347
Other                          -           -         688


Balance March 31, 1998   $76,287     $ 3,969    $427,982





*Currency translation adjustments.

                          TITANIUM METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation:

     The consolidated balance sheet of Titanium Metals Corporation ("TIMET") and subsidiaries (collectively, the "Company") at December 31, 1997 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1998 and the consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the interim periods ended March 31, 1997 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Annual Report").

     For information concerning certain legal proceedings and certain contingencies related to the Company, see (i) Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii)
Part II, Item 1 -- "Legal Proceedings," and (iii) the 1997 Annual Report.

Note 2 - Operating segment information:

     The Company is a vertically integrated producer of titanium sponge, ingot, slab and mill forged or cast products for aerospace, industrial and other applications. The Company's production facilities are located principally in the United States, United Kingdom and France and the Company's products are sold throughout the world.

                                            Three months ended
                                                 March 31,

                                             1997       1998

                                              (In thousands)
Net sales                                  $167,050   $187,057



Operating income                           $ 26,535   $ 31,629
General corporate income, net                   967      1,153
Interest expense                               (646)      (416)



  Income before income taxes               $ 26,856   $ 32,366




Note 3 - Earnings per share:

     Earnings per diluted share reflects an immaterial number of dilutive common stock options and the assumed conversion of the Convertible Preferred Securities into 5.4 million shares of common stock.

Note 4 - Inventories:

                                         December
                                            31,        MARCH831,
                                           1997

                                             (In thousands)
Raw materials                           $ 23,925     $   24,896
Work-in-process                           91,884         96,354
Finished products                         31,230         35,810
Supplies                                   6,779          6,173


                                        $153,818     $  163,233




     The average cost of LIFO inventories exceeded the net carrying amount of such inventories by approximately $32 million at each of December 31, 1997 and March 31, 1998.

Note 5 - Accrued liabilities:

                                       December 31,    MARCH 31,
                                           1997          1998

                                            (In thousands)
Pension and OPEB costs                 $  3,174       $   3,921
Other employee benefits                  25,869          21,305
Environmental costs                       1,762           1,762
Taxes, other than income                  3,062           4,097
Convertible Preferred Securities -        1,103           1,103
dividends
Other                                    11,839          12,048


                                       $ 46,809        $ 44,236




Note 6 - Notes payable, long-term debt and capital lease obligations:

     Notes payable at December 31, 1997 and March 31, 1998 consists of borrowings under the Company's short-term European bank credit agreements. Long-term debt at March 31, 1998 includes $40 million of borrowings under the Company's U.S. long-term bank credit agreement. At March 31, 1998, the Company had approximately $190 million of unused borrowing availability under its U.S. and European bank credit agreements.

     Capital lease obligations relate principally to production facilities in the United Kingdom held under long-term leases with IMI plc.

Note 7 - Income taxes:

     The difference between the Company's provision for income tax expense and the amounts that would be expected using the U.S. federal statutory income tax rate of 35% is presented below. The valuation allowance reductions in both periods relate primarily to current utilization of certain tax carryforwards not previously recognized.

                                                  Three months
                                                      ended
                                                     March 31,

                                                 1997      1998

                                                 (In thousands)
Expected income tax expense                     $9,400   $11,328
Non-U.S. tax rates                                (270)     (219)
Adjustment of deferred tax valuation allowance
 related to current year results                  (822)      (46)
U.S. state income taxes, net                       175       245
Other, net                                        (139)     (304)



                                                $8,344   $11,004




     Minority interest - Convertible Preferred Securities is stated net of income tax benefits of $1.2 million in both the 1997 and 1998 periods.

Note 8 - Ownership structure:

     Tremont Corporation holds approximately 30% of TIMET's outstanding common stock. Contran Corporation and other entities related to Harold C. Simmons hold an aggregate of approximately 49% of Tremont's outstanding common stock. Mr. Simmons may be deemed to control each of Contran, Tremont and TIMET.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The improvement in earnings for the first quarter of 1998 over the same period in 1997 was primarily due to volume increases. Titanium mill product shipments in the 1998 period were 3,900 metric tons compared to 3,400 metric tons in the 1997 period.

     Mill product shipments in the first quarter of 1998 declined 13% from the record fourth quarter 1997 level of 4,500 metric tons. About half of this decline in shipments was expected due to the high level of sales from inventory in the fourth quarter. The balance of the decline was due to shortfalls in shipments, primarily from the Company's U.K. operations. The Company is implementing two substantial capital projects in the U.K. and production could not keep up with demand amidst this capital construction. These projects should be completed during the second and third quarters of 1998. The average price of titanium mill product shipments in the first quarter of 1998 was approximately $34.50 per kilogram as prices were comparable to fourth quarter 1997 levels.

Mill product pricing is generally flattening, as expected, in part due to the stabilizing influence of the Company's long-term agreement with The Boeing Company.

     Demand for titanium remains strong as airline profitability continues at record levels and the order backlog for new aircraft as well as new orders are
strong.   Airline production rates are increasing, although at somewhat lower rates than earlier industry forecasts indicated. This has resulted in some titanium orders being delayed or cancelled as the Company's customers are believed to be matching inventory levels with the revised forecasted aircraft production rates. While these delays and cancellations will have some negative impact on shipments for the balance of the year, the Company still expects a record year in terms of mill product shipment levels and profitability. Firm order backlog at the end of March 1998 approximated $500 million.

     Selling, administrative and development expenses are higher than in the same period in 1997, and are comparable to fourth quarter 1997 levels, as the Company continues to invest in both the development of new markets and new enterprise-wide information systems/information technology.

     In April 1998, the Company completed its acquisition of Loterios S.p.A., one of Italy's largest producers and distributors of titanium products. With 1997 sales of approximately $22 million, Loterios is one of the premier producers and suppliers of titanium pipe and fittings to the offshore oil and gas drilling and production markets and is the leading supplier of these products in the North Sea market.

     The Company has substantial operations and assets located in Europe, principally the United Kingdom. The U.S. dollar value of the Company's foreign sales and operating costs are subject to currency exchange rate fluctuations which can impact reported earnings and may affect the comparability of period-to-period operating results. Approximately one-half of the Company's European sales are denominated in currencies other than the U.S. dollar, principally major European currencies. Certain purchases of raw materials for the Company's European operations, principally titanium sponge, are denominated in U.S. dollars while labor and other production costs are primarily denominated in local currencies.

     Interest expense in the 1998 period is net of capitalized interest of $.6 million. Dividends on the Convertible Preferred Securities are reported net of tax benefit as minority interest.

     The Company operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographical mix of pretax income can impact the Company's effective income tax rate. For financial reporting purposes, the Company has previously recognized substantially all of its carryforwards, and, accordingly, its effective income tax rate in 1998 is higher than in 1997. See
Note 7 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had net cash of $74 million ($117 million of cash and equivalents and $43 million of notes payable and long-term debt). The Company also had $190 million of borrowing availability under its U.S. and European bank credit lines.

     ~Operating~activities~.    Cash provided by operating activities (before
changes in assets and liabilities) was approximately $27 million for the first quarter of 1998 compared to $23 million for the same period in 1997 reflecting the Company's improved operating results. Changes in assets and liabilities, which are impacted by relative changes in levels of purchases, production and sales, generated $7 million of cash in the first quarter of 1998 compared to using $18 million of cash in the 1997 period. Accounts receivable changes generated cash in the first quarter of 1998 principally due to net collections resulting from lower sales compared to the record levels of the fourth quarter of 1997. Relative production levels were a primary reason for fluctuations in payments for accounts payable and accrued liabilities.

     ~Investing~activities~.   The Company estimates capital expeditures for all
of 1998 to be between $110 million and $120 million, up from $66 million in calendar 1997. About 55% of capital expenditures during the two-year period relate to capacity expansion projects to meet expected volume demands in 1999 that are also expected to improve cycle times and yields, and increase efficiency. The majority of these significant projects in both the U.S. and Europe will begin to come on line during the last half of 1998. Approximately 20% of the two-year capital spending total relates to the major information systems/information technology (SAP) project being implemented throughout the Company. The SAP system will be implemented in stages from May 1998 through early 1999. Certain costs associated with the SAP business process/information systems project, including training and reengineering, are expensed as incurred.

     ~Financing~activities~. Near the end of the first quarter of 1998, the Company drew $40 million on its principal credit facility to fund the April 1998 Loterios acquisition, to replenish cash reserves expended on capital projects and for other general corporate purposes. In April 1998, the Company obtained a new three-year, lower cost Pounds15.5 million U.K. credit facility to replace a similar one-year agreement.

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

                          PART II - OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS.

     Reference is made to the Company's 1997 Annual Report for descriptions of certain previously reported legal proceedings.

     In April 1998, the U. S. Environmental Protection Agency filed a civil action against TIMET (~United~States~of~America~v.~Titanium~Metals~Corporation~; Civil Action No. CV-S-98-682-HDM (RLH), U. S. District Court, District of Nevada) alleging that TIMET violated several provisions of the Clean Air Act in connection with the start-up and operation of certain environmental equipment at TIMET's Henderson, Nevada facility during the early to mid-1990s. The action seeks civil penalties in an unspecified total amount at the statutory rate of up to $25,000 per day of violation ($27,500 per day for violations after January
30, 1997).   TIMET believes that it substantially complied with applicable statutory and regulatory provisions and that the allegations are without merit. TIMET intends to defend the action vigorously.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

        27.1    Financial Data Schedule for the quarter ended March 31, 1998.

     (b)  Reports on Form 8-K:

       Reports on Form 8-K filed by the Registrant for the quarter ended March 31, 1998 and for the month of April 1998:

       January 22, 1998       -    Reported Items 5 and 7
       February 13, 1998      -    Reported Items 5 and 7
       February 17, 1998      -    Reported Items 5 and 7
       April 8, 1998          -    Reported Items 5 and 7
       April 22, 1998         -    Reported Items 5 and 7


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TITANIUM METALS CORPORATION

                                         (Registrant)



Date: May 12, 1998        By  /s/ J. Thomas Montgomery, Jr.

                              J. Thomas Montgomery, Jr.
                              Vice President - Finance and
                              Treasurer
                              (Principal Finance and Accounting
                              Officer)

