Form 10-Q/A
period 1998-03-31
TITANIUM METALS CORP
filed 1998-05-13
CIK 1011657

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

Note 8 - Ownership structure:

     Tremont Corporation holds approximately 30% of TIMET's outstanding common stock. Contran Corporation and other entities related to Harold C. Simmons hold an aggregate of approximately 50% of Tremont's outstanding common stock. Mr. Simmons may be deemed to control each of Contran, Tremont and TIMET.


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

