Form 10-Q
period 1998-06-30
TITANIUM METALS CORP
filed 1998-08-13
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended June 30, 1998
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Yes  X   No



Number of shares of common stock outstanding on July 31, 1998: 31,459,405

                         FORWARD - LOOKING INFORMATION

     The statements contained in this Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and under the captions "Results of Operations" and "Liquidity and Capital Resources" (both contained in Management's Discussion and Analysis of Financial Condition and Results of Operations), are forward-looking statements or discussions of trends which by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission, such as the cyclicality of the Company's business and its dependence on the aerospace industry, the sensitivity of the Company's business to global industry capacity, global economic conditions, changes in product pricing, the possibility of labor disruptions, control by certain stockholders and possible conflicts of interest, potential difficulties in integrating acquisitions, uncertainties associated with new product development, the supply of raw materials and services and the possibility of disruptions of normal business activities from Year 2000 issues.

                          TITANIUM METALS CORPORATION

                                     INDEX


                                                                  Page
                                                                 number

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements.

           Consolidated Balance Sheets - December 31, 1997 and
            June 30, 1998                                          2-3

           Consolidated Statements of Income - Three months
            and six months ended June 30, 1997 and 1998              4

           Consolidated Statements of Comprehensive Income - Three
            months and six months ended June 30, 1997 and 1998       5

           Consolidated Statements of Cash Flows - Six months
            ended June 30, 1997 and 1998                           6-7

           Consolidated Statement of Stockholders' Equity - Six
            months ended June 30, 1998                               8

           Notes to Consolidated Financial Statements             9-12

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                13-15

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings.                                     15

     Item 4. Submission of Matters to a Vote of Security Holders.   15

     Item 6. Exhibits and Reports on Form 8-K.                      16


                          TITANIUM METALS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                         December 31,   JUNE 30,
                ASSETS                      1997         1998

Current assets:
  Cash and cash equivalents             $  68,957      $ 80,326
  Receivables, net                        155,678       149,507
  Receivable from related parties          15,844         8,823
  Inventories                             153,818       195,553
  Prepaid expenses and other               13,253        11,087
  Deferred income taxes                     6,219         8,220


     Total current assets                 413,769       453,516



Other assets:
  Investments in joint ventures            23,270        24,806
  Goodwill                                 59,771        63,780
  Other intangible assets                  17,889        20,193
  Deferred income taxes                       593         3,586
  Other                                    15,341        15,461


     Total other assets                   116,864       127,826



Property and equipment:
  Land                                      6,545         6,541


  Buildings                                26,823        29,125
  Equipment                               222,845       251,928
  Construction in progress                 58,740        75,365

                                          314,953       362,959
  Less accumulated depreciation            52,527        65,120


     Net property and equipment           262,426       297,839


                                        $ 793,059     $ 879,181




                          TITANIUM METALS CORPORATION

                                 (In thousands)

LIABILITIES, MINORITY INTEREST AND         December 31,  JUNE 30,
STOCKHOLDERS' EQUITY                          1997        1998

Current liabilities:
  Notes payable                           $  3,372      $   4,220
  Current maturities of long-term debt
and
     capital lease obligations               1,354         1,556
  Accounts payable                          59,501        74,319
  Accrued liabilities                       46,809        46,857
  Payable to related parties                 1,298           863
  Income taxes                              11,482        20,775
  Deferred income taxes                          -           347


     Total current liabilities              123,816      148,937


Noncurrent liabilities:
  Long-term debt                               451        29,362
  Capital lease obligations                 10,996        10,051
  Payable to related parties                   847         1,582
  Accrued OPEB cost                         26,192        25,849
  Deferred income taxes                     11,620        14,337
  Other                                      2,277           350


     Total noncurrent liabilities           52,383        81,531



Minority interest - Company-
obligated mandatorily
  redeemable preferred securities of
subsidiary trust                           201,250       201,250
  holding solely  subordinated debt
securities
  ("Convertible Preferred Securities")

Other minority interest                      6,663         8,021

Stockholders' equity:
  Preferred stock                                -             -
  Common stock                                 315           315
  Additional paid-in capital               346,723       347,411
  Retained earnings                         58,001        88,848
  Accumulated other comprehensive income
- currency                                   3,908         2,868
     translation adjustment


     Total stockholders' equity            408,947       439,442


                                          $793,059      $ 879,181




[FN]Commitments and contingencies (Note 1)

                          TITANIUM METALS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands, except per share data)

                               Three months         Six months
                                   ended               ended
                                 June 30,             June 30,

                              1997      1998      1997      1998

Revenues and other income:
  Net sales                 $181,378  $190,821  $348,428  $377,878
  Other, net                   1,694     2,191     2,569     2,932

                             183,072   193,012   350,997   380,810


Costs and expenses:
  Cost of sales              138,107   147,111   268,407   287,943
  Selling, general,
administrative and            10,704    14,233   20,827    28,417
     development
  Restructuring charge             -     6,000        -     6,000
  Interest                       440       533    1,086       949


                             149,251   167,877   290,320   323,309


  Income before income taxes
     and minority interest    33,821    25,135   60,677    57,501

Income tax expense            10,620     8,580   18,964    19,584
Minority interest -
Convertible                    2,215     2,219    4,413     4,433

   Preferred Securities
Other minority interest          676       516    1,213     1,378


  Net income                $ 20,310  $ 13,820  $36,087   $32,106




Diluted net income          $ 22,525  $ 16,039  $40,500   $36,539




Earnings per share:
  Basic                     $    .65  $    .44  $  1.15   $  1.02

  Diluted                        .61       .44  $  1.10   $   .99


Weighted average shares
 outstanding:
  Basic                       31,457    31,459   31,457    31,459
  Diluted                     36,971    36,866   36,944    36,890


                          TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                               Three months     Six months
                                   ended           ended
                                 June 30,        June 30,

                              1997      1998      1997      1998

Net income                   $20,310  $13,820   $36,087   $32,106

Other comprehensive income -
currency
   translation adjustment      1,410   (1,101)   (1,972)   (1,040)


     Comprehensive income    $21,720  $12,719   $34,115   $31,066





                          TITANIUM METALS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Six months ended June 30, 1997 and 1998

                                 (In thousands)

                                               1997       1998

Cash flows from operating activities:
  Net income                                 $ 36,087   $ 32,106
  Depreciation and amortization                14,365     15,432
  Restructuring charge                              -      6,000
  Deferred income taxes                         1,517        532
  Other minority interest                       1,213      1,378
  Other, net                                     (150)      (181)

                                               53,032     55,267
  Change in assets and liabilities, net of
acquisitions:
    Receivables                               (22,242)    12,802
    Inventories                               (12,358)   (27,591)
    Prepaid expenses                            2,272      2,371
    Accounts payable and accrued liabilities    2,938     (4,383)
    Income taxes                               11,031      7,573
    Accounts with related parties              (1,013)     7,031
    Other, net                                  1,658     (2,429)


      Net cash provided by operating           35,318     50,641
activities


Cash flows from investing activities:
  Capital expenditures                        (29,741)   (47,328)
  Business acquisitions                          (476)   (19,277)



  Other, net                                   (3,231)      (700)


      Net cash used by investing activities   (33,448)   (67,305)


Cash flows from financing activities:
  Indebtedness:
    Borrowings                                      -     45,000
    Repayments                                 (3,645)   (17,487)
  Related party debt repayments                  (929)         -
  Refund of letters of credit collateralized        -        734
  Dividends paid                                    -     (1,259)

      Net cash provided (used) by financing    (4,574)    26,988
activities


      Net cash provided (used) by operating,
         financing and investing activities  $ (2,704)  $ 10,324




                          TITANIUM METALS CORPORATION

                    Six months ended June 30, 1997 and 1998

                                 (In thousands)

                                              1997       1998

Net increase (decrease) in cash and
equivalents from:
  Operating, investing and financing
activities                                  $(2,704)  $ 10,324
  Cash acquired                                   -      1,187
  Currency translation                         (119)      (142)

                                             (2,823)    11,369
Cash and cash equivalents at beginning of    86,526     68,957
period


Cash and cash equivalents at end of period  $ 83,703    80,326



Supplemental disclosures:
  Cash paid for:
    Interest, net of capitalized interest   $    951   $   874

    Convertible Preferred Securities           6,666     6,666
dividends
    Income taxes                               3,606     3,553

  Business acquisitions:
    Cash acquired                           $      -   $ 1,187

    Receivables                                 736      6,574
    Inventories                                 769     14,144

    Property and equipment and other          1,998      6,656
noncash assets
    Goodwill and other intangibles              577      8,566
    Liabilities                              (3,604)   (17,850)


      Cash paid                             $   476    $ 19,277




                          TITANIUM METALS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 1998

                                 (In thousands)


                                             Additional
                         Common    Common     paid-in
                         shares    stock      capital

Balance at December 31,  31,458      $315    $346,723
1997

Comprehensive income          -         -          -
Dividends paid ($.04 per      -         -          -
share)
Other                         1         -        688


Balance at June 30, 1998 31,459      $315    $347,411




                                    Accumulated
                                       other
                         Retained   comprehensive
                         earnings      income*     Total

Balance at December 31,  $ 58,001    $ 3,908     $408,947
1997

Comprehensive income      32,106      (1,040)      31,066
Dividends paid ($.04 per  (1,259)          -       (1,259)
share)
Other                          -           -          688


Balance at June 30, 1998 $ 88,848    $ 2,868     $439,442


*Currency translation adjustment.


                          TITANIUM METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation:

     The consolidated balance sheet of Titanium Metals Corporation ("TIMET") and subsidiaries (collectively, the "Company") at December 31, 1997 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1998 and the consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the interim periods ended June 30, 1997 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997 (the "1997 Annual Report").

     For information concerning certain legal proceedings and certain contingencies related to the Company, see (i) Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii)
Part II, Item 1 -- "Legal Proceedings," and (iii) the 1997 Annual Report.

Note 2 - Operating segment information:

     The Company is a vertically integrated producer of titanium sponge, ingot, slab and mill products for aerospace, industrial and other applications. The Company's production facilities are located principally in the United States, United Kingdom and France and the Company's products are sold throughout the world.

                        Three months ended      Six months ended
                             June 30,               June 30,

                         1997       1998       1997        1998

                          (In thousands)         (In thousands)
Net sales              $181,378   $190,821   $348,428   $377,878



Operating income       $32,843    $23,894    $59,378    $ 55,523

General corporate        1,418      1,774      2,385      2,927
income, net
Interest expense          (440)      (533)    (1,086)      (949)


  Income before income
taxes
    and minority       $ 33,821   $ 25,135   $ 60,677   $ 57,501
interest




     Operating income in the 1998 periods includes a $6 million restructuring charge. See Note 3.

Note 3 - Acquisitions and dispositions:

     ~Loterios~acquisition.~In April 1998, the Company completed the acquisition of Loterios S.p.A., a leading Italy-based producer and distributor of titanium pipe and fittings to the offshore oil and gas drilling and production markets. The cost of the Loterios acquisition, accounted for by the purchase method, was approximately $19 million in cash. Additional consideration of up to approximately $7 million is contingent upon Loterios achieving certain operating targets. The results of Loterios' operations have been reflected in the consolidated financial statements from the date of acquisition; net sales in the second quarter of 1998 approximated $9 million.

     ~Wyman-Gordon~transaction.~In July 1998, the Company completed a series of previously-reported strategic transactions with Wyman-Gordon Company. The principal components are: (i) the Company exchanged certain of its titanium castings assets and $5 million in cash for Wyman-Gordon's Millbury, MA vacuum arc remelting facility, which produces titanium ingot; (ii) Wyman-Gordon and the Company combined their respective titanium castings businesses into a new joint venture 80% owned by Wyman-Gordon and 20% by the Company; and (iii) the Company and Wyman-Gordon entered into a contract pursuant to which the Company will become the principal supplier of titanium material to Wyman-Gordon until 2008, supplying a substantial portion of Wyman-Gordon's total titanium requirements. The Company will account for its interest in the castings joint venture by the equity method and does not expect to report gain or loss on the castings business/melting facility exchange. Net sales of the Company's casting business approximated $19 million in the first half of 1998.

     ~Proforma~information.~The proforma effect of the Loterios acquisition and the Wyman-Gordon castings business/melting facility exchange, assuming such transactions had occurred at the beginning of the year, is not material.

     ~Restructuring~charge.~As previously reported, the Company decided in May 1998 to close its Pomona, CA castings and vacuum arc remelting facility, and recorded a restructuring charge of $6 million. The restructuring charge consists of approximately $5 million to write down property, equipment and intangibles to estimated net realizable value and approximately $1 million of other exit costs, principally severance (all jobs being eliminated) and facilities carrying costs. At June 30, 1998, the remaining accrual for other exit costs approximated $1 million.

Note 4 - Earnings per share:

     Earnings per diluted share reflects an immaterial number of dilutive common stock options and the assumed conversion of the Convertible Preferred Securities into 5.4 million shares of common stock. Diluted net income is net income plus minority interest - Convertible Preferred Securities.


Note 5 - Inventories:

                                         December       June
                                            31,          30,
                                           1997         1998

                                             (In thousands)
Raw materials                           $ 23,925      $  28,610
Work-in-process                           91,884        107,342
Finished products                         31,230         52,218
Supplies                                   6,779          7,383


                                        $ 153,818     $ 195,553



     The average cost of LIFO inventories exceeded the net carrying amount of such inventories by approximately $32 million at December 31, 1997 and $29 million at June 30, 1998.

Note 6 - Accrued liabilities:

                                       December 31,    JUNE 30,
                                           1997          1998

                                            (In thousands)
Pension and OPEB costs                 $  3,174       $   3,921
Other employee benefits                  25,869          21,369
Environmental costs                       1,762           1,762
Taxes, other than income                  3,062           5,722
Convertible Preferred Securities -        1,103           1,103
accrued dividends
Other                                    11,839          12,980


                                       $ 46,809        $ 46,857



Note 7 - Notes payable, long-term debt and capital lease obligations:

     Notes payable at December 31, 1997 and June 30, 1998 consist of borrowings under the Company's short-term European bank credit agreements. Long-term debt at June 30, 1998 consists principally of $25 million of borrowings under the Company's U.S. bank credit agreement and $3 million under its U.K. bank credit agreement. At June 30, 1998, the Company had approximately $202 million of borrowing availability under its U.S. and European bank credit agreements.

     Capital lease obligations relate principally to U.K. production facilities held under long-term leases with IMI plc.

Note 8 - Income taxes:

     The difference between the Company's provision for income tax expense attributable to pretax income and the amounts that would be expected using the U.S. federal statutory income tax rate of 35% is summarized below. The valuation allowance reductions in both periods relate primarily to current utilization of certain tax net operating loss carryforwards not previously recognized.

                                                Six months ended
                                                    June 30,

                                                 1997      1998

                                                 (In thousands)
Expected income tax expense                    $21,237   $20,125
Non-U.S. tax rates                                (600)     (500)
Adjustment of deferred tax valuation allowance
 related to current year results                (1,498)     (100)
U.S. state income taxes, net                       397       400
Other, net                                        (572)     (341)


                                                $18,964  $19,584





     Minority interest - Convertible Preferred Securities is stated net of income tax benefits of $2.4 million in both the 1997 and 1998 six-month periods.

Note 9 - Ownership structure:

     Tremont Corporation holds approximately 30% of TIMET's outstanding common stock. Tremont also holds an option, acquired from IMI in 1996 and expiring in February 1999, to purchase an additional 5% of TIMET's common stock. Valhi, Inc. and other entities related to Harold C. Simmons hold an aggregate of approximately 53% of Tremont's outstanding common stock. Mr. Simmons may be deemed to control each of Valhi, Tremont and TIMET.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's results for the second quarter of 1998 (excluding the $6 million restructuring charge described in Note 3 to the Consolidated Financial Statements), approximated those of the first quarter of 1998, as mill products shipment volume of 3,900 metric tons and average prices of approximately $34.50 per kilogram were virtually the same in both periods. Gross margins were hampered slightly in the second quarter by a less favorable product mix due to previously-reported order push outs and cancellations by jet engine market customers and certain production difficulties in the U.S. and U.K. The lower than expected production rates were the result of problems that began in the first quarter and continued into part of the second quarter related to the Swansea, Wales plant, lower sheet production from equipment recently transferred from Morristown, TN to Toronto, OH, and a temporary press outage in Witton,

England. The issues at Witton and Swansea have been resolved and the Company expects sheet production to recover by the fourth quarter.

     Second quarter 1998 results fell short of the same quarter in 1997 primarily because of higher expenses related to the Company's implementation of its enterprise-wide SAP integrated information and business system and expanded new product/market development activities. In addition, higher sales volume in the second quarter of 1998 was offset by a less favorable product mix than in the comparable 1997 period.

     The Company remains optimistic about the remainder of 1998 and 1999. The capital expenditures program for new equipment to meet expected demand should be substantially complete in early 1999. SAP and "Year 2000" expenditures should begin to decline in the second half of 1999 as the benefits of SAP should begin to be realized. While some titanium orders have been delayed or cancelled, as the Company's customers are believed to be matching inventory levels with revised forecasted aircraft production rates, the Company still expects a record year in terms of mill product shipment levels. Firm order backlog at June 30, 1998 was $420 million, approximately 80% of which is for 1998 deliveries.

     The Company has substantial operations and assets located in Europe, principally in the United Kingdom. Approximately one-half of the Company's European sales are denominated in currencies other than the U.S. dollar, principally major European currencies. The U.S. dollar value of the Company's foreign sales and operating costs are subject to currency exchange rate fluctuations that can impact reported earnings and may affect the comparability of period-to-period operating results. Certain purchases of raw materials for the Company's European operations, principally titanium sponge, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. Certain transactions currently denominated in various European currencies are expected to be denominated in the Euro currency beginning in 1999.

     In August 1998, the Company experienced a fire in its Henderson, NV plant's titanium sponge vacuum distillation process area. No one was injured and operations are being restored to normal levels. The impact on the Company's results is not expected to be material.

     Interest expense in the 1998 periods is comparable to the 1997 periods as substantially all of the additional interest related to higher borrowing levels in 1998 was capitalized as part of major capital projects. Dividends on the Convertible Preferred Securities are reported, net of tax benefit, as minority interest.

     The Company operates in several tax jurisdictions and is subject to various income tax rates. As a result, the geographical mix of pretax income can impact the Company's effective tax rate. For financial reporting purposes, the Company has previously recognized substantially all of its net operating loss carryforwards, resulting in a higher effective tax rate in 1998 than in 1997. See Note 8 to the Consolidated Financial Statements.

     Many of the Company's information systems have been or are being replaced in connection with the implementation of SAP. The Company, with the help of outside specialists and consultants, has also (i) completed an initial assessment of potential Year 2000 issues in its manufacturing and communications systems, as well as in those information systems that will not be replaced by SAP, and (ii) is in process of determining and implementing remedial actions. Excluding costs related to SAP, the Company expended approximately $1 million on Year 2000 issues during the first half of 1998 and currently expects to incur an additional $5 million to $6 million during the last half of 1998 and first half of 1999, principally related to embedded system technology. The Company has also begun an evaluation of potential Year 2000 exposures relating to key suppliers and customers.

LIQUIDITY AND CAPITAL RESOURCES


     At June 30, 1998, the Company had net cash of $45 million ($80 million of cash and equivalents and $35 million of notes payable and long-term debt). The Company also had $202 million of borrowing availability under its U.S. and European credit lines.

     ~Operating~activities~. Cash provided by operating activities (before changes in assets and liabilities) of $55 million for the six months ended June 30, 1998 was comparable to the $53 million provided during the same period in 1997, reflecting the comparable operating results. Changes in assets and liabilities reflect the timing of purchases, production and sales. Increases in inventories used cash in 1998, principally in the second quarter, reflecting lower than expected sales levels and the beginning of the build for the expected higher demand levels in 1999 resulting from long-term customer agreements. Changes in receivables, including those from related parties, generated cash in 1998, principally due to net collections in the first quarter resulting from lower sales compared with the record levels of the fourth quarter of 1997.

     ~Investing~activities~. Cash used for business acquisitions in 1998 relates to Loterios. The Company estimates capital expenditures for all of 1998 to be between $110 million and $120 million, up from $66 million in calendar 1997. About 55% of capital expenditures during the 1997-1998 period relate to capacity expansion projects to meet expected volume demands in 1999 associated with long-term customer agreements, which projects are also expected to improve cycle times and yields and to increase efficiency. The majority of these significant projects in both the U.S. and Europe have or will begin to come on line during the second half of 1998. Approximately 20% of the two-year capital spending total relates to the major SAP information systems and information technology project being implemented throughout the Company. The SAP system is being implemented in stages through early 1999, with the first roll-outs accomplished in May 1998 (U.S. Service Centers and Corporate Headquarters) and July 1998 (Henderson, NV plant). Certain costs associated with the SAP business process and information systems project, including training and reengineering, are expensed as incurred.

     The Company has agreed with Special Metals Corporation ("SMC") to purchase up to $125 million of SMC 6.625% convertible preferred stock (the "SMC Preferred Stock") in connection with SMC's announced acquisition of the Inco Alloys International high performance nickel alloys business unit of Inco Limited.
The transactions are expected to close in the third quarter of 1998. The Company also has entered into an agreement in principle with SMC to form a strategic alliance to pursue certain manufacturing and joint product development and marketing arrangements. The SMC Preferred Stock would be convertible into SMC common stock and would be subject to mandatory redemption in 2006. The Company plans to fund the SMC investment using the available current liquidity, principally cash and equivalents and European borrowings to be repatriated to the U.S.

     ~Financing~activities~. Net borrowings in 1998 included $25 million on its principal U.S. bank credit facility, primarily to fund capital expenditures and the Loterios acquisition.

     The Convertible Preferred Securities do not require principal amortization and the Company has the right to defer dividend payments for one or more periods of up to 20 consecutive quarters each.

     The Company paid its first regular quarterly dividend of four cents per share of common stock in June 1998, and in July declared the next regular dividend of four cents payable in September 1998.

     The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, the Company has in the past, and may in the future, seek to raise additional capital, modify its dividend policy, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of capital stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources. In the normal course of business, the Company investigates, evaluates and discusses acquisition, joint venture, strategic relationship and other business combination opportunities in the titanium, specialty metal and related industries. In the event of any future acquisition or joint venture opportunities, the Company may consider using available liquidity, issuing additional equity securities or incurring additional indebtedness.

                          PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.

     Reference is made to the Company's 1997 Annual Report and subsequent Quarterly Reports on From 10-Q for descriptions of certain previously-reported legal proceedings.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its Annual Meeting of Stockholders on May 19, 1998, and the only matter voted upon was the election of directors. All nominees for director were elected. All directors are elected annually for one-year terms. The vote with respect to each of the Company's directors was as follows:

      Director            Votes For          Votes Withheld
Andrew R. Dixey           29,348,821            136,180
Joseph S. Compofelice     29,348,321            136,680
Edward C. Hutcheson, Jr.  29,374,571            110,430
J. Landis Martin          29,349,441            135,560
Gen. Thomas P. Stafford   29,376,121            108,880


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

       3.2 Bylaws of Titanium Metals Corporation as Amended and Restated, effective May 19, 1998.

       10.1*   1996 Amended and Restated Non-Employee Director Compensation
               Plan.

       10.2 First Amendment to Credit Agreement and Waiver among Titanium Metals Corporation and various lending institutions dated as of May 15, 1998.

       10.3 Investment Agreement, dated July 9, 1998, between Titanium Metals Corporation, TIMET Finance Management Company and Special Metals Corporation, incorporated by reference to Exhibit 10.1 to the Registrant Current Report on Form 8-K dated July 9, 1998.

       27.1    Financial Data Schedule for the quarter ended June 30, 1998.

       *Management contract, compensatory plan or arrangement.

     (b)  Reports on Form 8-K:

       Reports on Form 8-K filed by the Registrant for the quarter ended June 30, 1998 and through August 10, 1998:

       April 8, 1998                    -    Reported Items 5 and 7
       April 22, 1998                   -    Reported Items 5 and 7
       May 19, 1998                     -    Reported Items 5 and 7
       May 21, 1998                     -    Reported Items 5 and 7
       June 25, 1998                    -    Reported Items 5 and 7
       June 29, 1998                    -    Reported Items 5 and 7
       June 29, 1998                    -    Reported Items 5 and 7
       July 9, 1998                     -    Reported Items 2 and 7
       July 23, 1998                    -    Reported Items 5 and 7
       August 3, 1998                   -    Reported Items 5 and 7
       August 4, 1998                   -    Reported Items 5 and 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TITANIUM METALS CORPORATION

                                         (Registrant)



Date: August 11,          By  /s/ J. Thomas Montgomery, Jr.
1998

                              J. Thomas Montgomery, Jr.
                              Vice President - Finance and
                              Treasurer
                              (Principal Finance and Accounting
                               Officer)

