Form 10-Q
period 1998-09-30
TITANIUM METALS CORP
filed 1998-11-16
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended September 30, 1998
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                                 Yes  X   No



Number of shares of common stock outstanding on October 31, 1998: 31,369,405

                         FORWARD - LOOKING INFORMATION

     The statements contained in this Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and under the captions "Results of Operations" and "Liquidity and Capital Resources" (both contained in Management's Discussion and Analysis of Financial Condition and Results of Operations), are forward-looking statements or discussions of trends which by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission, such as the cyclicality of the Company's business and its dependence on the aerospace industry, the sensitivity of the Company's business to global industry capacity, global economic conditions, changes in product pricing, the possibility of labor disruptions, control by certain stockholders and possible conflicts of interest, potential difficulties in integrating acquisitions, uncertainties associated with new product development, the supply of raw materials and services and the possibility of disruptions of normal business activities from Year 2000 issues.

                          TITANIUM METALS CORPORATION

                                     INDEX


                                                                      Page
                                                                     number

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements.

           Consolidated Balance Sheets - December 31, 1997 and
            September 30, 1998                                        2-3

           Consolidated Statements of Income - Three months
            and nine months ended September 30, 1997 and 1998          4

           Consolidated Statements of Comprehensive Income - Three
            months and nine months ended September 30, 1997 and 1998   5

           Consolidated Statements of Cash Flows - Nine months
            ended September 30, 1997 and 1998                         6-7

           Consolidated Statement of Stockholders' Equity - Nine
            months ended September 30, 1998                            8

           Notes to Consolidated Financial Statements                9-12

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                   13-16

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings.                                       17

     Item 6. Exhibits and Reports on Form 8-K.                        17


                          TITANIUM METALS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                         December      SEPTEMBER
                ASSETS                      31,           30,
                                           1997          1998

Current assets:
  Cash and cash equivalents             $  68,957     $ 142,591
  Receivables, net                        155,678       149,640
  Receivable from related parties          15,844         8,212
  Inventories                             153,818       212,059
  Prepaid expenses and other               13,253        12,581
  Deferred income taxes                     6,219         3,112


     Total current assets                 413,769       528,195



Other assets:
  Investments in joint ventures            23,270        32,891
  Goodwill                                 59,771        61,027
  Other intangible assets                  17,889        19,708
  Deferred income taxes                       593           487
  Other                                    15,341        15,315


     Total other assets                   116,864       129,428



Property and equipment:
  Land                                      6,545         5,991


  Buildings                                26,823        25,742
  Equipment                               222,845       289,432
  Construction in progress                 58,740        76,025

                                          314,953       397,190
  Less accumulated depreciation            52,527        67,986


     Net property and equipment           262,426       329,204


                                        $ 793,059     $ 986,827




                          TITANIUM METALS CORPORATION

                                 (In thousands)

LIABILITIES, MINORITY INTEREST AND         December      SEPTEMBER
STOCKHOLDERS' EQUITY                          31,           30,
                                             1997          1998

Current liabilities:
  Notes payable                           $  3,372      $  5,524
  Current maturities of long-term debt
and
     capital lease obligations               1,354         1,823
  Accounts payable                          59,501        81,953
  Accrued liabilities                       46,809        50,501
  Payable to related parties                 1,298         2,952
  Income taxes                              11,482        14,721
  Deferred income taxes                          -            95


     Total current liabilities              123,816      157,569


Noncurrent liabilities:
  Long-term debt                               451       105,459
  Capital lease obligations                 10,996        10,286
  Payable to related parties                   847         1,395
  Accrued OPEB cost                         26,192        25,686
  Deferred income taxes                     11,620        18,791
  Other                                      2,277            88


     Total noncurrent liabilities           52,383       161,705



Minority interest - Company-
obligated mandatorily
  redeemable preferred securities of
subsidiary trust                           201,250       201,250
  holding solely  subordinated debt
securities
  ("Convertible Preferred Securities")

Other minority interest                      6,663         7,871

Stockholders' equity:
  Preferred stock                                -             -
  Common stock                                 315           315
  Additional paid-in capital               346,723       347,972
  Retained earnings                         58,001       103,731
  Accumulated other comprehensive income
- currency                                   3,908         7,622
     translation adjustment
  Treasury stock                                 -        (1,208)


     Total stockholders' equity            408,947       458,432


                                          $793,059      $ 986,827


[FN]Commitments and contingencies (Note 1)

                          TITANIUM METALS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands, except per share data)

                               Three months       Nine months
                                   ended            ended
                               September 30,     September 30,

                              1997      1998      1997      1998

Revenues and other income:
  Net sales                 $177,177  $173,512  $525,606  $551,390

  Other, net                     457     2,864     3,025     5,796

                             177,634   176,376   528,631   557,186


Costs and expenses:
  Cost of sales              132,747   130,494   401,153   418,437
  Selling, general,
administrative and            10,076    16,414   30,904    44,832
     development
  Restructuring charge             -         -        -     6,000
  Interest                       870     1,376    1,955     2,325

                             143,693   148,284   434,012   471,594


  Income before income taxes
     and minority interest    33,941    28,092   94,619    85,592

Income tax expense             9,880     9,551   28,846    29,134
Minority interest -
Convertible                    2,214     2,133    6,627     6,566
   Preferred Securities

Other minority interest          511       267    1,724     1,645


  Net income                $ 21,336  $ 16,141  $57,422   $48,247




Diluted net income          $ 23,550  $ 18,274  $64,049   $54,813




Earnings per share:
  Basic                     $    .68  $    .51  $  1.83   $  1.53
  Diluted                        .64       .50     1.73      1.49



Weighted average shares
 outstanding:
  Basic                       31,457    31,455   31,457    31,457
  Diluted                     37,078    36,844   36,988    36,875


                          TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                               Three months      Nine months
                                   ended            ended
                               September 30,    September 30,

                              1997      1998      1997      1998

Net income                   $21,336  $16,141   $57,422   $48,247

Other comprehensive income -
currency
   translation adjustment    (2,712)    4,754    (4,684)    3,714


     Comprehensive income    $18,624  $20,895   $52,738   $51,961



                          TITANIUM METALS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Nine months ended September 30, 1997 and 1998

                                 (In thousands)

                                               1997       1998

Cash flows from operating activities:
  Net income                               $ 57,422    $ 48,247
  Depreciation and amortization              21,312      22,660
  Restructuring charge                            -       6,000
  Deferred income taxes                       2,307      10,478
  Other minority interest                     1,724       1,645
  Other, net                                  1,121        (964)

                                             83,886      88,066
  Change in assets and liabilities, net of
acquisitions:
    Receivables                              (24,731)    12,612
    Inventories                              (16,425)   (49,169)
    Prepaid expenses                           2,605        608
    Accounts payable and accrued liabilities  (1,504)    10,852
    Income taxes                              10,376      3,239
    Accounts with related parties             (6,587)     9,286
    Other, net                                (2,543)      (786)


      Net cash provided by operating          45,077     74,708
activities


Cash flows from investing activities:
  Capital expenditures                       (40,859)   (79,210)
  Business acquisitions and joint ventures   (12,159)   (27,038)
  Other, net                                     102        (67)



      Net cash used by investing activities  (52,916)  (106,315)



Cash flows from financing activities:
  Indebtedness:
    Borrowings                                    -     121,800
    Repayments                               (2,653)    (17,537)
    Deferred financing costs                 (2,059)          -
  Related party debt repayments                (929)          -
  Letters of credit refunded                 (4,753)        734
(collateralized)
  Dividends paid                                  -      (2,517)
  Treasury stock purchased                        -      (1,208)
  Other                                         150        (617)

      Net cash provided (used) by financing  (10,244)   100,655
activities


      Net cash provided (used) by operating,
         financing and investing activities $(18,083)  $ 69,048




                          TITANIUM METALS CORPORATION

                 Nine months ended September 30, 1997 and 1998

                                 (In thousands)

                                              1997       1998

Net increase (decrease) in cash and
equivalents from:
  Operating, investing and financing       $(18,083)  $ 69,048
activities
  Cash acquired                                   -      1,187
  Currency translation                          346      3,399

                                            (17,737)    73,634
Cash and cash equivalents at beginning of    86,526     68,957
period


Cash and cash equivalents at end of period $ 68,789  $ 142,591



Supplemental disclosures:
  Cash paid for:
    Interest, net of capitalized interest   $ 1,570    $ 1,971

    Convertible Preferred Securities          9,999      9,999
dividends
    Income taxes                             11,973     11,183

  Business acquisitions and joint ventures:
    Cash acquired                           $     -  $   1,187




    Receivables                                 736      6,574
    Inventories                                 769     15,352
    Property, equipment and other             1,998     21,765
    Investment in joint ventures             23,020      8,085
    Goodwill and other intangibles              577      8,566
    Liabilities assumed                      (3,604)   (18,117)

                                             23,496     43,412
    Less noncash consideration, principally
  property and                              (11,337)   (16,374)
  equipment


      Cash paid                             $ 12,159   $ 27,038




                          TITANIUM METALS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 1998

                                 (In thousands)


                      Net              Additioal
                  common shares Common  paid-in
                   outstanding   stock  capital

Balance at December 31,458      $315   $346,723
31, 1997

Comprehensive            -         -        -
income
Dividends paid           -         -        -
($.08 per share)
Treasury stock         (90)        -        -
purchases
Other, net               1         -      1,249


Balance at          31,369      $315   $347,972
September 30, 1998




*Currency translation adjustment.

                          TITANIUM METALS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 1998

                                 (In thousands)

                             Accumulated
                   Retained    other       Treasury
                   earnings comprehensive   stock     Total
                              income*

Balance at December $ 58,001    $ 3,908    $     -  $408,947
31, 1997

Comprehensive        48,247       3,714          -    51,961
income
Dividends paid       (2,517)          -          -    (2,517)
($.08 per share)
Treasury stock            -           -     (1,208)   (1,208)
purchases
Other, net                -           -          -     1,249


Balance at          $103,731    $ 7,622    $(1,208) $458,432
September 30, 1998




*Currency translation adjustment.

                          TITANIUM METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation:

     The consolidated balance sheet of Titanium Metals Corporation ("TIMET") and subsidiaries (collectively, the "Company") at December 31, 1997 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 1998 and the consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the interim periods ended September 30, 1997 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations.

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

     For information concerning certain legal proceedings and certain contingencies related to the Company, see (i) Part I, Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii)
Part II, Item 1 -- "Legal Proceedings," and (iii) the 1997 Annual Report.

Note 2 - Operating segment information:

     The Company is a vertically integrated producer of titanium sponge, ingot, slab and mill products for aerospace, industrial and other applications. The Company's production facilities are located principally in the United States, United Kingdom and France and the Company's products are sold throughout the world.

                          Three months ended      Nine months ended
                            September 30,           September 30,

                           1997       1998       1997        1998

                            (In thousands)         (In thousands)
Net sales                $177,177   $173,512   $525,606   $551,390



Operating income         $33,310    $27,342    $92,688    $ 82,865

General corporate          1,501      2,126      3,886      5,052
income, net
Interest expense            (870)    (1,376)    (1,955)    (2,325)


  Income before income
taxes
    and minority         $ 33,941   $ 28,092   $ 94,619   $ 85,592
interest



Mill product shipments:
     Volume (metric        3,700      3,500     10,700     11,400
tons)
     Average price       $ 34.00   $  35.50   $  35.00    $ 34.75
($ per kilogram)

     Operating income in the 1998 nine-month period includes a $6 million restructuring charge. See Note 3.

Note 3 - Acquisitions and dispositions:

     ~Loterios~acquisition.~In April 1998, the Company completed the acquisition of Loterios S.p.A., a producer and distributor of titanium pipe and fittings to the offshore oil and gas drilling and production markets, based in Italy. The cost of the Loterios acquisition, accounted for by the purchase method, was approximately $19 million in cash. Additional consideration of up to approximately $7 million is contingent upon Loterios achieving certain operating targets. The results of Loterios' operations have been reflected in the consolidated financial statements from the date of acquisition; net sales in the 1998 year-to-date period approximated $17 million.

     ~Wyman-Gordon~transaction.~In July 1998, the Company completed a series of strategic transactions with Wyman-Gordon Company. The principal components were: (i) the Company exchanged certain of its titanium castings assets and $5 million in cash for Wyman-Gordon's Millbury, MA vacuum arc remelting facility which produces titanium ingot; (ii) Wyman-Gordon and the Company combined their respective titanium castings businesses into a new joint venture 80% owned by Wyman-Gordon and 20% by the Company; and (iii) the Company and Wyman-Gordon entered into a contract pursuant to which the Company will be the principal supplier of titanium material to Wyman-Gordon until 2008. The Company accounts for its interest in the castings joint venture by the equity method. Net sales of the Company's casting business approximated $22 million through July 1998 and approximated $23 million in the 1997 year-to-date period.

     ~Proforma~information.~The proforma effect of the Loterios acquisition and the Wyman-Gordon castings business/melting facility exchange, assuming such transactions had occurred at the beginning of the year, is not material.

     ~Restructuring~charge.~As previously reported, the Company decided to close its Pomona, CA castings and vacuum arc remelting facility, and recorded a restructuring charge of $6 million in the second quarter of 1998. The restructuring charge consists of approximately $5 million to write down property, equipment and intangibles to estimated net realizable value and approximately $1 million of other exit costs, principally severance (all jobs being eliminated) and facilities carrying costs. At September 30, 1998, the remaining accrual for other exit costs approximated $.5 million.

     The Company currently expects to take an additional charge of approximately $10 million in the fourth quarter of 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Note 4 - Earnings per share:

     Earnings per diluted share reflects an immaterial number of dilutive common stock options and the assumed conversion of the Convertible Preferred Securities into 5.4 million shares of common stock. Diluted net income is net income plus minority interest - Convertible Preferred Securities.


Note 5 - Inventories:

                                         December      SEPTEMBER
                                            31,           30,
                                           1997          1998

                                             (In thousands)
Raw materials                           $ 23,925     $   34,395
Work-in-process                           91,884        107,688
Finished products                         31,230         62,387
Supplies                                   6,779          7,589


                                        $ 153,818     $ 212,059



     The average cost of LIFO inventories exceeded the net carrying amount of such inventories by approximately $32 million at December 31, 1997 and $30 million at September 30, 1998.

Note 6 - Accrued liabilities:

                                       December 31,    SEPTEMBER 30,
                                           1997          1998

                                            (In thousands)
Pension and OPEB costs                 $  3,174       $   4,070
Other employee benefits                  25,869          22,487
Environmental costs                       1,762           1,762
Taxes, other than income                  3,062           4,144
Convertible Preferred Securities -        1,103           1,103
accrued dividends
Other                                    11,839          16,935


                                       $ 46,809        $ 50,501



Note 7 - Notes payable, long-term debt and capital lease obligations:

     Notes payable at December 31, 1997 and September 30, 1998 consist of borrowings under the Company's short-term European bank credit agreements. Long-term debt at September 30, 1998 consists principally of $80 million of borrowings under the Company's U.S. bank credit agreement and $24 million under its U.K. bank credit agreement. As of September 30, 1998, the Company had approximately $125 million of unused borrowing availability under its U.S. and European bank credit agreements. Available borrowings in the future could potentially be reduced due to the leverage and interest coverage ratios contained in the Company's U.S. credit agreement.

     Capital lease obligations relate principally to U.K. production facilities held under long-term leases with IMI plc.

Note 8 - Income taxes:

     The difference between the Company's provision for income tax expense attributable to pretax income and the amounts that would be expected using the U.S. federal statutory income tax rate of 35% is summarized below.

                                                Nine months ended
                                                  September 30,

                                                 1997      1998

                                                 (In thousands)
Expected income tax expense                    $33,117   $29,957
Change in foreign statutory rate                  (365)        -
Other foreign tax rates                           (414)     (152)
Foreign sales corporation benefit                 (350)   (1,134)
U.S. state income taxes, net                       598       495
Adjustment of deferred tax valuation allowance
 related to current year results                (2,779)        -
Other, net                                        (961)      (32)


                                               $28,846   $29,134




     Minority interest - Convertible Preferred Securities is stated net of income tax benefits of $3.5 million in both the 1997 and 1998 nine-month periods.

Note 9 - Ownership structure:

     Tremont Corporation holds approximately 33% of TIMET's outstanding common stock. Tremont also holds an option, acquired from IMI in 1996 and expiring in February 1999, to purchase an additional 5% of TIMET's common stock. Valhi, Inc. and other entities related to Harold C. Simmons hold an aggregate of approximately 53% of Tremont's outstanding common stock. Mr. Simmons may be deemed to control each of Valhi, Tremont and TIMET.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Due to reduced demand for the Company's aerospace and industrial products, earnings for the quarter ended September 30, 1998 were below expectations. The Company believes that the reduction in demand for aerospace products is attributable in large part to inventory reductions by its major customers and a decline in the number of aircraft forecast to be produced. The major reason for the falloff in demand for industrial products is the deterioration in Asian economies, including the strength of the U.S. dollar versus the Japanese yen.

     Mill product shipments in the third quarter were approximately 3,500 metric tons, below both second quarter 1998 (3,900 tons) and third quarter 1997 (3,700 tons) levels. Ingot and sponge shipments were also lower than expected.
Selling prices were relatively flat compared to second quarter levels.  The

Company's overall average mill product selling price in the third quarter of 1998 improved over second quarter levels due to mix changes, as aerospace products accounted for a higher percentage of mill product shipments. As previously reported, the Company anticipates that fourth quarter 1998 shipments and earnings will be lower than third quarter levels.

     General and administrative expenses in 1998 continue to be higher than in 1997 in large part due to information technology costs, including implementation of the Company's enterprise-wide SAP system and addressing "Year 2000" issues. Expenses related to implementing and maintaining the Company's SAP system and to addressing "Year 2000" issues are expected to remain high in 1999.

     The Company's firm order backlog at the end of September was approximately $350 million. Comparable backlog at the end of September 1997 was approximately $500 million. The titanium industry is experiencing reduced demand for aerospace and industrial products due to high levels of inventories reported to be held by customers, actual and anticipated declines in number of aircraft forecast to be produced, expecially wide-bodied aircraft, and continuing weakness of Asian and other economies. As a result, the Company's 1999 shipments ar anticipated to be below 1998 levels, particularly in the first half of the year, and 1999 results are expected to be below current expectations. As previously reported, average selling prices for 1999 are expected to be lower than 1998 prices by 5% to 10%.

     In order to minimize the impact of the factors described above on its results of operations and cash flows, the Company may implement additional temporary or permanent facility closures, layoffs and other measures. The Company currently expects a special charge in the fourth quarter of approximately $10 million related to the announced closing of the Company's leased melting facility in Verdi, NV and to other actions of the type described above.

     The Company has substantial operations and assets located in Europe, principally in the United Kingdom. Approximately one-half of the Company's European sales are denominated in currencies other than the U.S. dollar, principally the U.K. pound sterling along with other major European currencies. The U.S. dollar value of the Company's foreign sales and operating costs are subject to currency exchange rate fluctuations that can impact reported earnings and may affect the comparability of period-to-period operating results. Certain purchases of raw materials for the Company's European operations, principally titanium sponge, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The U.K. is not adopting the new European currency unit ("Euro") although certain transactions currently denominated in various other European currencies are expected to be denominated in the Euro beginning in 1999. Modifications of certain systems to handle Euro-denominated transactions will be required, although such modifications are not expected to be extensive, and the Company does not expect that the impact of conversion to the Euro will be material.

     Interest expense in the 1998 periods is only slightly higher than in the comparable 1997 periods. Substantially all of the additional interest related to higher borrowing levels in 1998 was capitalized as part of major capital projects. Dividends on the Convertible Preferred Securities are reported, net of tax benefit, as minority interest.

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

     Year 2000 issues exist because many computer systems and applications curently use two-digit fields to designate a year. Date-sensitive systems may recognize the Year 2000 as 1900, or not at all. This inability to treat the Year 2000 properly could cause systems to process critical financial, manufacturing and operational information incorrectly. Many of the Company's information systems have been or are being replaced in connection with the implementation of SAP. The Company, with the help of outside specialists and consultants, (i) has substantially completed an initial assessment of potential Year 2000 issues in its manufacturing and communications systems, as well as in those information systems that will not be replaced by SAP, (ii) is in process of determining and implementing remedial actions and (iii) will develop a contingency plan in the event internal or external Year 2000 issues are not resolved. Excluding costs related to SAP, the Company expended approximately $1 million on Year 2000 issues through September 1998, and currently expects to incur an additional $5 million to $6 million through 1999, principally related to embedded system technology. The Company has also begun an evaluation of potential Year 2000 exposures relating to key suppliers and customers.

     Although the Company believes its key information systems will be Year 2000 compliant before the end of 1999, it cannot yet predict the outcome or success of the Year 2000 compliance programs related to its embedded manufacturing systems or those systems of its suppliers and customers. The Company also cannot predict whether it will find additional problems that would result in unplanned upgrades of applications after December 31, 1999. As a result of these uncertainties, the Company cannot predict the impact on its financial condition, results of operations or cash flows, of noncompliant Year 2000 systems that the Company directly or indirectly relies upon. Should the Company's Year 2000 compliance plan not be successful or be delayed beyond January 2000, the consequences to the Company could be far-reaching and material, including an inability to produce titanium metal products at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Other potential negative consequences could include impeded communications or power supplies, or slower transaction processing and financial reporting.


LIQUIDITY AND CAPITAL RESOURCES


     At September 30, 1998, the Company had net cash of approximately $30 million ($143 million of cash and equivalents and $113 million of notes payable and long-term debt). The Company also had $125 million of borrowing availability under its U.S. and European credit lines. See Note 7 to the Consolidated Financial Statements.

     ~Operating~activities~. Cash provided by operating activities (before changes in assets and liabilities) of $88 million for the nine months ended September 30, 1998 was higher than the $84 million provided during the same period in 1997 as higher deferred income taxes and a principally noncash restructuring charge offset the effect of lower operating results. Changes in assets and liabilities reflect the timing of purchases, production and sales. Increases in inventories used cash in 1998, reflecting material purchases and build rates that were based on expected sales levels higher than actual sales levels. Changes in receivables, including those from related parties, generated cash in 1998, principally due to net collections resulting from lower sales levels compared with the record levels of late 1997.

     The Company estimates capital expenditures for all of 1998 to approximate $120 million, up from $66 million in calendar 1997. About one-half of capital expenditures during the two-year 1997-1998 period related to capacity expansion projects associated with long-term customer agreements, which projects are also expected to improve cycle times and yields and to increase efficiency. The majority of these significant projects in both the U.S. and Europe have or will begin to come on line by the end of 1998.

     Approximately one-fourth of the two-year capital spending total relates to the major SAP information systems and information technology project being implemented throughout the Company. The SAP system is being implemented in stages, with the roll-outs accomplished in May 1998 (U.S. Service Centers and Corporate Headquarters), July 1998 (Henderson, NV plant) and October 1998 (Toronto, OH plant). Roll out of SAP in the U.K. is currently scheduled for the first quarter of 1999. Certain costs associated with the SAP business process and information systems project, including training and reengineering, are expensed as incurred.

     Capital spending for 1999 is currently expected to approximate $40 million.

     ~Investing~activities~. Cash used for business acquisitions and joint ventures in the first nine months of 1998 relates primarily to the Loterios and Wyman-Gordon transactions. As previously reported, in October 1998, the Company purchased $80 million of Special Metals Corporation ("SMC") 6.625% convertible preferred stock (the "SMC Preferred Stock") in connection with SMC's acquisition of the Inco Alloys International high performance nickel alloys business unit of Inco Limited. The Company will account for its investment in the SMC Preferred stock by the cost method. TIMET also has entered into an agreement in principle with SMC to form a strategic alliance to pursue certain manufacturing and joint product development and marketing arrangements. The SMC Preferred Stock is convertible into SMC common stock at $16.50 per share and is subject to mandatory redemption in 2006. The Company funded the SMC investment in October 1998 using cash and equivalents on hand.

     ~Financing~activities~. Net borrowings in 1998 included $104 million on the Company's principal U.S. and U.K. bank credit facilities, primarily to fund capital expenditures and the Loterios acquisition.

     The Company's Convertible Preferred Securities do not require principal amortization, and TIMET has the right to defer dividend payments for one or more periods of up to 20 consecutive quarters each. The Company's current regular quarterly dividend on its common stock is four cents per share.

     In September 1998, the Board of Directors authorized the repurchase of up to four million shares of TIMET common stock in open market or privately-negotiated transactions. During September 1998, TIMET repurchased 90,000 shares for approximately $1.2 million.

     The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, the Company has in the past, and, in light of its current outlook, may in the future, seek to raise additional capital, modify its dividend policy, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of capital stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources.

     In the normal course of business, the Company investigates, evaluates and discusses acquisition, joint venture, strategic relationship and other business combination opportunities in the titanium, specialty metal and related industries. In the event of any future acquisition or joint venture opportunities, the Company may consider using then available liquidity, issuing additional equity securities or incurring additional indebtedness.


                          PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.

     Reference is made to the Company's 1997 Annual Report and subsequent Quarterly Reports on Form 10-Q for descriptions of certain previously-reported legal proceedings.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

       10.1 Intercorporate Services Agreement between Titanium Metals Corporation and Tremont Corporation effective as of January 1, 1998.

       10.2 Intercorporate Services Agreement between Titanium Metals Corporation and NL Industries, Inc. effective as of January 1, 1998.

       10.3* Form of Loan and Pledge Agreement by and between Titanium Metals Corporation and individual TIMET executives under the Corporation's Executive Stock Ownership Loan Program.

       10.4 Amendment to Investment Agreement, dated October 28, 1998, among Titanium Metals Corporation, TIMET Finance Management Company and Special Metals Corporation.

       10.5 Registration Rights Agreements, dated October 28, 1998, between TIMET Finance Management Company and Special Metals Corporation.

       10.6 Certificate of Designations for the Special Metals Corporation Series A Preferred Stock, filed on October 28, 1998, with the Secretary of State of Delaware incorporated by reference to Exhibit 4.5 of a Current Report of Form 8-K dated October 28, 1998 filed by Special Metals Corporation (File No. (000-22029).

       27.1     Financial Data Schedule for the quarter ended September 30,
                1998.

       *Management contract, compensatory plan or arrangement.

     (b)  Reports on Form 8-K:

       Reports on Form 8-K filed by the Registrant for the quarter ended September 30, 1998 and the month of October, 1998:

       July 9, 1998                     -    Reported Items 2 and 7
       July 23, 1998                    -    Reported Items 5 and 7
       August 3, 1998                   -    Reported Items 5 and 7
       August 4, 1998                   -    Reported Items 5 and 7
       September 2, 1998                -    Reported Items 5 and 7
       October 5, 1998                  -    Reported Items 5 and 7
       October 5, 1998                  -    Reported Items 5 and 7
       October 8, 1998                  -    Reported Items 5 and 7
       October 20, 1998                 -    Reported Items 5 and 7
       October 28, 1998                 -    Reported Items 5 and 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TITANIUM METALS CORPORATION

                                         (Registrant)



Date: November 12,        By  /s/ J. Thomas Montgomery, Jr.
1998

                              J. Thomas Montgomery, Jr.
                              Vice President - Finance and
                              Treasurer
                              (Principal Finance and Accounting
                              Officer)

