Form 10-K
period 1998-12-31
TITANIUM METALS CORP
filed 1999-03-23
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 1998
                                       OR
   TRANSITION   REPORT   PURSUANT   TO   SECTION  13  OR  15(d)  OF  THE
   SECURITIES    EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code: (303)296-5600

          Securities registered pursuant to Section 12(b) of the Act:

       Title of each class          Name of Each Exchange on Which Registered
          Common Stock                      New York Stock Exchange
     ($.01 par value per share)

          Securities registered pursuant to Section 12(g) of the Act:

                                 None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K __

As of March 1, 1999, 31,369,405 shares of common stock were outstanding. The aggregate market value of the 19.1 million shares of voting stock held by nonaffiliates of Titanium Metals Corporation as of such date approximated $135 million.

                  Documents incorporated by reference:

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Information

     The statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to, statements found in Item 1 - Business, Item 2 - Properties, Item 3 - Legal Proceedings and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expected" or comparable terminology or by discussions of strategy or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including in the portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission, such as the cyclicality of the Company's business and its dependence on the aerospace industry, the sensitivity of the Company's business to global industry capacity, global economic conditions, changes in product pricing, the impact of long term contracts with customers on the ability to raise prices, the impact of long term contracts with vendors on the ability of the Company to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, control by certain stockholders and possible conflicts of interest, potential difficulties in integrating acquisitions, uncertainties associated with new product development and the supply of raw materials and services and the possibilities of disruptions of normal business activities from "Year 2000" issues. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

                                     PART I

ITEM 1:  BUSINESS

~ General.~~~~~Titanium Metals Corporation ("TIMET" or the "Company") is one of the world's leading integrated producers of titanium sponge, ingot, slab and mill products and has the largest sales volume worldwide. The Company is the only integrated producer with major manufacturing facilities in both the United States and Europe, the world's principal markets for titanium. The Company estimates that in 1998 it accounted for approximately 27% of worldwide industry shipments of mill products and approximately 12% of world sponge production.

     Titanium was first manufactured for commercial use in the 1950s.
Titanium's unique combination of corrosion resistance, elevated-temperature performance and high strength-to-weight ratio makes it particularly desirable for use in commercial and military aerospace applications in which these qualities are essential design requirements for certain critical parts such as wing supports and jet engine components. While aerospace applications have historically accounted for a substantial portion of the worldwide demand for titanium and were approximately half of industry mill product shipments in 1998, the number of non-aerospace end-use markets for titanium has expanded substantially. Today, numerous industrial uses for titanium exist, including chemical and industrial power plants, desalination plants and pollution control equipment. Demand for titanium is also increasing in diverse new and emerging uses such as medical implants, sporting equipment, offshore oil and gas production installations, geothermal facilities, military armor and automotive uses.

     TIMET's products include: titanium sponge, the basic form of titanium metal used in processed titanium products; titanium ingot and slab, the result of melting sponge and titanium scrap, either alone or with various other alloying elements; and forged products produced from ingot or slab, including billet, bar, flat products (plate, sheet, and strip), extrusions and wire. The Company believes it is among the lowest cost producers of titanium sponge and melt products due in part to its economies of scale, manufacturing expertise and investment in technology. The titanium industry is comprised of several manufacturers which, like the Company, produce a relatively complete range of titanium products and a significant number of producers worldwide that manufacture a limited range of titanium mill products. The Company believes that at least 90% of the world's titanium sponge is produced by six companies.

     The Company intends to continue its focus on the following goals and objectives to change the traditional way business is conducted:

     . Maximize the long-term value of its core aerospace business by focusing on the Company's basic strengths of sponge production, melting and forging of various shapes of titanium products, and by entering into strategic agreements with major titanium users to help mitigate the cyclicality of the Company's aerospace business.

     . Invest in strategic alliances, including joint ventures, acquisitions and entrepreneurial arrangements, as well as new markets, applications and products, to help reduce traditional dependence on the aerospace sector.

     . Invest in technology, capacity and innovative projects aimed at reducing costs and enhancing productivity, quality, customer service and production capabilities.

     . Stabilize the cost and supply of raw materials.

     . Maintain a strong balance sheet.

     ~Outlook~for~1999.~~~The business environment in which TIMET finds itself in 1999 is substantially different from the 1996-1998 market for titanium metal. Throughout 1996, 1997 and much of 1998, the Company was producing titanium ingot and mill products for aerospace customers in contemplation of continuing record jet aircraft build rates that were expected to last through at least 2001. During the second half of 1998 it became evident that the anticipated record rates of aircraft production would not be reached, and that a decline in overall production rates would begin earlier than forecast, particularly in titanium-intensive widebody planes. As aerospace customers continue to reduce inventories during 1999 and adjust to decreases in overall production rates, TIMET faces a decrease in demand from 1997-98 levels.

     Adding to the challenges in the aerospace sector, industrial demand for titanium has also declined due to the weakness in Asian and other economies. This has led to significant declines in volume and pricing. These declines in TIMET's key markets occurred earlier than had been anticipated and at a time when the Company was in the midst of a large capital expenditure program to modernize operations and to provide lower-cost, more efficient capacity to meet peak demand for its products. The Company was also in the middle of installing enterprise-wide systems and software in order to standardize systems and information, improve efficiencies, reduce costs and also to help make its systems "Year 2000" ("Y2K") ready.

     Assuming demand remains at currently expected levels and does not decrease or increase significantly in 1999, the Company currently expects net losses in at least the first two quarters and a return to modest profitability in the third or fourth quarter. In both the aerospace and industrial sectors, reduced demand and lower prices (including prices under new long term contracts referred to below) will cause lower sales and gross profit margins.

     On the expense side, TIMET's costs related to the new enterprise-wide system and Y2K compliance program will continue to run at high levels throughout

1999. At the same time, the benefits of the new system will likely be modest in 1999, particularly with the reduction in capacity utilization.

     In the fourth quarter of 1998, TIMET began implementing a plan of action designed to address current market conditions without abandoning key elements of its long-term strategy, which it believes remain sound. The action plan entails the following:

 . TIMET has permanently closed manufacturing facilities in Verdi, NV, Milbury, MA and Pomona, CA. The Company has also temporarily or permanently closed parts of facilities in Henderson, NV, Morgantown, PA and Witton, England.

 . TIMET has planned workforce reductions of approximately 600 people in the United States and Europe. These reductions represent over 20% of its mid-1998 worldwide workforce and have occurred at all levels of the Company. Approximately two-thirds of the reductions have been implemented as of February 1999.

 . TIMET has merged all of its North American manufacturing operations into one operating unit to reduce costs and, at the same time, improve customer service.

 . Reductions in plant overhead costs as well as in selling and administrative costs have been targeted.

 . Supply contracts with key vendors have been renegotiated in order to reduce volumes and, to some extent, prices.

 . Capital expenditures will be substantially cut back with exceptions of expenditure for environmental and safety purposes and funds needed to complete carryover projects begun in 1998, including the capital needed to complete implementation of the Company's business enterprise-wide software system. Total capital expenditures are expected to be less than $40 million in 1999, compared to an aggregate of approximately $180 million in 1997 and 1998. For the year 2000, capital expenditures should decline further.

 . Plans are already in place to reduce working capital, especially inventory and receivables, and the Company believes it will see the benefits of this program beginning in the first quarter of 1999.

 . The Company has also obtained the agreement of Nippon Mining & Metals Company and Mitsui & Company Incorporated to defer indefinitely TIMET's plan to purchase approximately 5% of the outstanding stock of Toho Titanium Company, Ltd. from Nippon Mining & Metals and Mitsui at a purchase price of approximately $13 million. TIMET plans to proceed with the other elements of the previously announced strategic alliance between Toho and TIMET, including study of the possible formation of a titanium hearth melting joint venture in Japan and an anticipated long-term agreement for the purchase of certain grades of titanium sponge by TIMET from Toho.

     In addition to its short-term plan of actions as described above, the Company has long-term agreements with certain major aerospace customers, including The Boeing Company, Rolls-Royce plc, United Technologies Corporation (and related companies) and Wyman-Gordon Company. These agreements provide for
(i) minimum market shares of the customers' titanium requirements (generally at least 70%) for extended periods (nine to ten years) and (ii) fixed or formula-determined prices generally for at least the first five years. These contracts are structured to provide incentives to both parties to lower TIMET's costs and share in the savings. These contracts and others represent the core of the Company's long-term aerospace strategy and in 1999 and beyond are anticipated to account for more than 60% of aerospace revenues. These agreements should limit pricing volatility (both up and down), for the long term benefit of both parties, while providing TIMET with a solid base of aerospace volume.

     As a complement to the long-term agreements entered into with the Company's key customers, the Company has also entered into agreements with certain key suppliers that were intended to assure anticipated raw material needs to satisfy production requirements for the Company's key customers. When the order flow did not meet expectations in 1998, the Company sought to restructure the terms of certain agreements. The Company is continuing to work with suppliers and believes that the contracts can be amended or terminated without any material adverse effect to the Company.

     With the new enterprise-wide information system in place, and the assured minimum volume shares and prices of the aerospace contracts referred to above, the Company can focus on cost reduction programs to increase TIMET's profitability to acceptable levels.

     ~Acquisitions~and~capital~transactions~during~the~past~three~years.~At the beginning of 1996, the Company was 75%-owned by Tremont Corporation and its operations were conducted primarily in the United States. During 1996, the Company expanded both geographically and operationally as a result of the acquisition of the titanium business of IMI plc (the "IMI Titanium Acquisition"), the acquisition of certain assets from Axel Johnson Metals, Inc. ("the "AJM Acquisition") and certain smaller acquisitions in Europe, all of which acquisitions are more fully described in Note 3 to the Consolidated Financial Statements.

     The Company also significantly improved its liquidity and capital structure during 1996 through its initial public offering of common stock and the issuance of Company-obligated manditorily redeemable preferred securities (the "Convertible Preferred Securities") through a subsidiary trust, TIMET Capital Trust I. See Notes 10 and 11 to the Consolidated Financial Statements.

     During 1997, the Company entered into a welded tube joint venture ("ValTimet") and in 1998 a castings joint venture ("Wyman-Gordon Titanium

Castings"), both intended to combine best manufacturing practices and market coverage in these smaller markets. In 1998, TIMET acquired Loterios S.p.A. to increase market share in industrial markets, particularly oil and gas, and provide increased geographic sales coverage in Europe. These transactions are more fully described in Notes 3 and 4 to the Consolidated Financial Statements.

     TIMET's strategy for investing in new markets and uses for titanium also includes investing in emerging businesses. In this regard, during 1997 the Company acquired equity interests in Ti.Pro, LLC, Titanium Memory Systems, Inc. ("TMS") and TiComp, Inc. Ti.Pro's focus is on developing the market for titanium in automobile racing and other specialty vehicle applications. TMS is continuing its development and production of a titanium substrate for use in computer hard disk drives. TiComp is working on the development and production of layered titanium and composite materials for a variety of potential applications.

     Tremont now holds approximately 39% of TIMET's outstanding common stock. See Note 14 to the Consolidated Financial Statements.

~    Recent~Industry~Conditions.~The titanium industry historically has derived the majority of its business from the aerospace industry. The cyclical nature of the aerospace industry has been the principal cause of the historical fluctuations in performance of titanium companies, which had cyclical peaks in mill products shipments in 1980, 1989 and 1997 and cyclical lows in 1983 and 1991. During the 1996-1998 period, the Company reported aggregate net income of $176 million, which substantially more than offset the aggregate net losses of $93 million it reported during the difficult 1991-1995 period.

     Worldwide industry mill product shipments of approximately 60,000 metric tons in 1997 were 65% above 1994 levels. In 1998, industry mill product shipments declined approximately 10%, to approximately 54,000 metric tons, with a further 15% decline, to approximately 46,000 metric tons, expected in 1999.

The Company believes that the reduction in demand for aerospace products is attributable to a decline in the number of aircraft forecast to be produced, particularly in titanium-intensive wide body planes, compounded by reductions in inventories as customers adjust to the decreases in overall production rates. Industrial demand for titanium has also declined due to weakness in Asian and other economies.

     Aerospace demand for titanium products, which includes both jet engine components such as rotor blades, discs, rings and engine cases, and air frame components, such as bulkheads, tail sections, landing gear and wing supports, can be broken down into commercial and military sectors. Industry shipments to the commercial aerospace sector in 1998 accounted for approximately 80% of total aerospace demand (40% of total titanium demand).

     According to~The~Airline~Monitor~, a leading aerospace publication, the commercial airline industry reported operating income of over $11 billion (estimated) in 1998, compared to $16 billion in 1997 and $12 billion in 1996. The Company understands commercial aircraft deliveries are expected to peak in 1999. Current expected deliveries for 2000 and 2001, while below the record levels of 1998 and 1999, are still high by historical standards, and the current generations of airplanes use substantially more titanium than their predecessors. The Company can give no assurance as to the extent or duration of the current commercial aerospace cycle or the extent to which it will result in demand for titanium products.

     Since titanium's initial applications in the aerospace sector, the number of end-use markets for titanium has expanded substantially. Existing industrial uses for titanium include chemical plants, industrial power plants, desalination plants, and pollution control equipment. Titanium is also experiencing increased customer demand in new and emerging uses such as medical implants, sporting equipment, offshore oil and gas production installations, geothermal facilities, military armor and automotive uses. Several of these emerging applications represent potential growth opportunities that the Company believes may reduce the industry's historical dependence on the aerospace market.
~
~    ~Products~and~Operations.~The Company is a vertically integrated titanium producer whose products include: titanium sponge, the basic form of titanium metal used in processed titanium products; titanium ingot and slab, the result of melting sponge and titanium scrap, either alone or with various other alloying elements; and forged and rolled products produced from ingot or slab, including billet, bar, flat products (plate, sheet, and strip) and extrusions. In 1998, approximately 97% of the Company's sales were generated by the Company's integrated titanium operations (its Titanium melted and mill products segment). The titanium product chain is described below.

     Titanium sponge (so called because of its appearance) is the commercially pure, elemental form of titanium metal. The first step in sponge production involves the chlorination of titanium-containing rutile ores, derived from beach sand, with chlorine and coke to produce titanium tetrachloride. Titanium tetrachloride is purified and then reacted with magnesium in a closed system, producing titanium sponge and magnesium chloride as co-products. The Company's titanium sponge production capacity in Henderson, NV, incorporates vacuum distillation process ("VDP") technology, which removes the magnesium and magnesium chloride residues by applying heat to the sponge mass while maintaining vacuum in the chamber. The combination of heat and vacuum boils the residues from the reactor mass into the condensing vessel. The titanium mass is then mechanically pushed out of the original reactor, sheared and crushed, while the residual magnesium chloride is electrolytically separated and recycled.

     Titanium ingots and slabs are solid shapes (cylindrical and rectangular, respectively) that weigh up to 8 metric tons in the case of ingots and up to 16 metric tons in the case of slabs. Each is formed by melting titanium sponge or scrap or both, usually with various other alloying elements such as vanadium, aluminum, molybdenum, tin and zirconium. Titanium scrap is a by-product of milling and machining operations, and significant quantities of scrap are generated in the production process for most finished titanium products. The melting process for ingots and slabs is closely controlled and monitored utilizing computer control systems to maintain product quality and consistency and meet customer specifications. Ingots and slabs are both sold to customers and further processed into mill products.

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

     During the production process and following the completion of products, the Company performs extensive testing on its products, including sponge, ingot and mill products. Testing may involve chemical analysis, mechanical testing and ultrasonic and x-ray testing. The inspection process is critical to ensuring that the Company's products meet the high quality requirements of customers, particularly in aerospace components production.

     The Company is dependent upon the services of outside processors to perform important processing functions with respect to certain of its products. In particular, the Company currently relies upon a single processor to perform certain rolling steps with respect to some of its plate, sheet and strip products, and upon a single processor to perform certain finishing and conditioning steps with respect to its slab products. Although the Company believes that there are other metal producers with the capability to perform these same processing functions, arranging for alternative processors, or possibly acquiring or installing comparable capabilities, could take several months and any interruption in these functions could have a material and adverse effect on the Company's business, results of operations, financial condition and cash flows in the short term. The Company is exploring ways to lessen its dependence on any individual processor.

~    Raw~Materials.~The principal raw materials used in the production of titanium mill products are titanium sponge, titanium scrap and alloying materials. The Company processes rutile ore into titanium tetrachloride and further processes the titanium tetrachloride into titanium sponge.

     While the Company is one of six major worldwide producers of titanium sponge, it cannot supply all of its needs for all grades of titanium sponge internally and is dependent, therefore, on third parties for a portion of its sponge needs. The Company expects to provide approximately 45% of its 1999 sponge needs from suppliers in Japan and the former Soviet Union ("FSU").

     TIMET has a long-term agreement, concluded in 1997, for the purchase of titanium sponge produced in Kazakhstan to support demand for both aerospace and non-aerospace applications. This sponge purchase agreement is for ten years, with firm pricing for the first five years (subject to certain possible adjustments). This contract provides for annual purchases by the Company of 6,000 to 10,000 metric tons. The parties have agreed in principle to a reduced minimum for 1999, and the Company currently expects to do the same for 2000. The Company also has agreed in principle to purchase on a long-term basis premium quality sponge produced in Japan primarily to support production of material for critical rotating jet engine applications.

     The primary raw materials used in the production of titanium sponge are titanium-containing rutile ore, chlorine, magnesium and petroleum coke. Titanium-containing rutile ore is currently available from a number of suppliers around the world, principally located in Australia, Africa (South Africa and Sierra Leone), India and the United States. A majority of the Company's supply of rutile ore is currently purchased from Australian suppliers. The Company believes the availability of rutile ore will be adequate for the foreseeable future and does not anticipate any interruptions of its raw material supplies, although political or economic instability in the countries from which the Company purchases its raw materials could materially and adversely affect availability. In addition, although the Company believes that the availability of rutile ore is adequate in the near-term, there can be no assurance that the Company will not experience interruptions. Chlorine is currently obtained from a single source near the Company's plant, but alternative suppliers are available. Magnesium and petroleum coke are generally available from a number of suppliers.

     Various alloying elements used in the production of titanium ingot are available from a number of suppliers. The Company has agreed in principle to enter into long-term agreements with certain suppliers for a substantial portion of its alloy requirements at fixed and/or formula-determined prices.
~
     Markets~and~Customer~Base.~About 52% of the Company's 1998 sales were to customers within North America, with about 40% to European customers and the balance to other regions. No single customer represents more than 10% of the Company's direct sales. However, in 1998, about 75% of the Company's mill product shipments sales were used by the Company's customers to produce parts and other materials for the aerospace industry. The Company expects that while a majority of its 1999 sales will be to the aerospace sector, other markets will continue to represent a significant portion of sales.

     The commercial aerospace industry consists of two major manufacturers of large (over 100 seats) commercial aircraft (Boeing Commercial Airplane Group and the Airbus consortium) and four major manufacturers of aircraft engines (Rolls-Royce, Pratt & Whitney (a unit of United Technologies Corporation), General Electric and SNECMA). The Company's sales are made both directly to these major manufacturers and to companies (including forgers such as Wyman-Gordon) that use the Company's titanium to produce parts and other materials for such manufacturers. If any of the major aerospace manufacturers were to significantly reduce build rates from those currently expected, there could be a material adverse effect, both directly and indirectly, on the Company.

     The Company's order backlog was approximately $350 million at December 31, 1998, compared to $530 million at December 31, 1997. Approximately 95% of the 1998 year end backlog is expected to be delivered during 1999. Although the Company believes that the backlog is a reliable indicator of near-term business activity, conditions in the aerospace industry could change and result in future cancellations or deferrals of existing aircraft orders and materially and adversely affect the Company's existing backlog, orders, and future financial condition and operating results.

     As of December 31, 1998, the estimated firm order backlog for Boeing and Airbus, as reported by~The~Airline~Monitor~, was 3,224 planes versus 2,753 planes at the end of 1997 and 2,370 planes at the end of 1996. The newer wide body planes, such as the Boeing 777 and the Airbus A-330 and A-340, tend to use a higher percentage of titanium in their frames, engines and parts (as measured by total fly weight) than narrow body planes. "Fly weight" is the empty weight of a finished aircraft with engines but without fuel or passengers. The Boeing 777, for example, utilizes titanium for approximately 9% of total fly weight, compared to between 2% to 3% on the older 737, 747 and 767 models. The estimated firm order backlog for wide body planes at year end 1998 was 820 (25% of total backlog) compared to 840 (30%) at the end of 1997.

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

~         ~
~    Competition.~The titanium metals industry is highly competitive on a worldwide basis. Producers of mill products are located primarily in the United States, Japan, Europe, FSU and China. The Company is one of four integrated producers in the world, with "integrated producers" being considered as those that produce at least both sponge and ingot. There are also a number of non-integrated producers that produce mill products from purchased sponge, scrap or ingot. The Company believes that most producers will generally operate at lower capacity levels in 1999 than in 1998, increasing price competition.

     The Company's principal competitors in aerospace markets are Allegheny Teledyne Inc., RTI International Metals, Inc. (formerly RMI Titanium Company) and Verkhanya Salda Metallurgical Production Organization ("VSMPO"). These companies, along with the Japanese producers and other companies, are also principal competitors in industrial markets. The Company competes primarily on the basis of price, quality of products, technical support and the availability of products to meet customers' delivery schedules.

     In the U.S. market, the increasing presence of non-U.S. participants has become a significant competitive factor. Until 1993, imports of foreign titanium products into the U.S. had not been significant. This was primarily attributable to relative currency exchange rates, tariffs and, with respect to Japan and the FSU, existing and prior duties (including antidumping duties). However, imports of titanium sponge, scrap, and mill products, principally from the FSU, have increased in recent years and have had a significant competitive impact on the U.S. titanium industry. To the extent the Company has been able to take advantage of this situation by purchasing such sponge, scrap or intermediate mill products from such countries for use in its own operations during recent years, the negative effect of these imports on the Company has been somewhat mitigated.

     Generally, imports into the U.S. of titanium products from countries designated by the U.S. Government as "most favored nations" are subject to a 15% tariff (45% for other countries). Titanium products for tariff purposes are broadly classified as either wrought or unwrought. Wrought products include bar, sheet, strip, plate and tubing. Unwrought products include sponge, ingot, slab and billet. Starting in 1993, imports of titanium wrought products from Russia were exempted from this duty under the "generalized system of preferences" or "GSP" program designed to aid developing economies. In recent years, the GSP program has been subject to annual review and renewal and is currently scheduled to expire in the second quarter of 1999.

     In 1997, GSP benefits to these products were suspended when the level of Russian wrought products imports reached 50% of all imports of titanium wrought products. A petition was filed in 1997 to restore duty-free status to these products, and that petition was granted in June 1998. In addition, a petition was also filed to bring unwrought products under the GSP program, which would allow such products from the countries of the FSU (notably Russia and, in the case of sponge, Kazakhstan and Ukraine) to be imported into the U.S. without the payment of regular duties. This petition concerning unwrought products has not been acted upon pending further investigation of the merits of such a change.

     In addition to regular duties, titanium sponge imported from countries of the FSU (Russia, Kazakhstan and Ukraine) has for many years been subject to substantial antidumping penalties. In addition, titanium sponge imports from Japan were subject to a standing antidumping order, but no penalties had been attached in recent years. In 1998, the International Trade Commission ("ITC") revoked all outstanding antidumping orders on titanium sponge based upon a determination that changed circumstances in the industry did not warrant continuation of the orders. TIMET has appealed that decision, with first hearings expected in the second quarter of 1999. Pending the appeal, the orders remain revoked.

     Further reductions in, or the complete elimination of, all or any of these tariffs could lead to increased imports of foreign sponge, ingot, and mill products into the U.S. and an increase in the amount of such products on the market generally, which could adversely affect pricing for titanium sponge and mill products and thus the business, financial condition, results of operations and cash flows of the Company. However, the Company has, in recent years, been one of the largest importers of foreign titanium sponge and mill products into the U.S. To the extent the Company remains a substantial purchaser of these products, any adverse effects on product pricing as a result of any reduction in, or elimination of, any of these tariffs would be partially ameliorated by the decreased cost to the Company for these products to the extent it currently bears the cost of the import duties.

     Producers of other metal products, such as steel and aluminum, maintain forging, rolling and finishing facilities that could be modified without substantial expenditures to produce titanium products. The Company believes, however, that entry as a producer of titanium sponge would require a significant capital investment and substantial technical expertise. Titanium mill products also compete with stainless steels, nickel alloys, steel, plastics, aluminum and composites in many applications.

     ~Research~and~Development.~The Company's research and development activities are directed toward improving process technology, developing new alloys, enhancing the performance of the Company's products in current applications, and searching for new uses of titanium products. For example, one of the Company's proprietary alloys, TIMETAL(R)21S, has been specified for a number of aerospace applications, including the Boeing 777. Additionally, TIMETAL LCB, a low cost beta alloy, is being tested for new non-aerospace applications, and TIMETAL 15-3 has been introduced into the sporting goods markets. The Company conducts the majority of its research and development activities at its Henderson, NV laboratory, which the Company believes is one of the largest titanium research and development centers in the world. Additional research and development activities are performed at the Witton, England facility.

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

~    Employees.~                   As of December 31, 1998, the Company employed
approximately 2,550 persons (1,650 in the U.S. and 900 in Europe), down approximately 16% from a total of 3,025 at the end of 1997. During 1999, the Company expects to reduce employment by an additional 300 persons, the vast majority of which should occur during the first quarter.

     The Company's production and maintenance workers in Henderson, NV and its production, maintenance, clerical and technical workers in Toronto, OH are represented by the United Steelworkers of America ("USWA") under contracts expiring in October 2000 and June 2002, respectively. Employees at the Company's other U.S. facilities are not covered by collective bargaining agreements.

     Over 80% of the salaried and hourly employees at the Company's European facilities are members of various European labor unions, generally under annual agreements, certain of which are still under negotiation for 1999.

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

~    Regulatory~and~Environmental~Matters.~The Company's operations are governed by various Federal, state, local and foreign environmental and worker safety laws and regulations. In the U.S., such laws include the Federal Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. The Company uses and manufactures substantial quantities of substances that are considered hazardous or toxic under environmental and worker safety and health laws and regulations. In addition, at the Company's Henderson, NV facility, the Company uses substantial quantities of titanium tetrachloride, a material classified as extremely hazardous under Federal environmental laws. The Company has used such substances throughout the history of its operations. As a result, risk of environmental damage is inherent in the Company's operations. The Company's operations pose a continuing risk of accidental releases of, and worker exposure to, hazardous or toxic substances. There is also a risk that government environmental requirements, or enforcement thereof, may become more stringent in the future. There can be no assurances that some, or all, of the risks discussed under this heading will not result in liabilities that would be material to the Company's business, results of operations, financial condition or cash flows.

     The Company's operations in Europe are similarly subject to foreign laws and regulations respecting environmental and worker safety matters, which laws are generally less stringent than U.S. laws and which have not had, and are not presently expected to have, a material adverse effect on the Company. There can be no assurance that such foreign laws will not become more stringent.

     The Company believes that its operations are in compliance in all material respects with applicable requirements of environmental and worker safety laws. The Company's policy is to continually strive to improve environmental, health and safety performance. From time to time, the Company may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. Occasionally, resolution of these matters may result in the payment of penalties, but to date no material penalties have been incurred. The Company incurred capital expenditures for health, safety and environmental protection and compliance of approximately $4 million in each of 1997 and 1998, and its capital budget provides for approximately $6 million of such expenditures in 1999. However, the imposition of more strict standards or requirements under environmental laws and regulations could result in expenditures in excess of amounts estimated to be required for such matters. See Note 15 to the Consolidated Financial Statements - "Commitments and Contingencies - Environmental Matters," which information is incorporated herein by reference.

ITEM 2:  PROPERTIES

     Set forth below is a listing of the Company's manufacturing facilities.
In addition to its U.S. sponge capacity discussed below, the Company's 1999 worldwide melting capacity aggregates approximately 48,000 metric tons (26% of world capacity), and its mill products capacity aggregates approximately 20,000 metric tons (16% of world capacity). Approximately 63% of TIMET's worldwide melting capacity is represented by electron beam cold hearth melting ("EB") furnaces, 35% by vacuum arc remelting ("VAR") furnaces and 2% by a vacuum induction melting ("VIM") furnace.

     During much of the past three years, the Company operated its major production facilities at high levels of practical capacity. Production levels and capacity utilization in 1999 will be lower than in 1998.

~   ~                              ~   ~  ~Annual~Capacities~


~M~anufacturing~Location  ~P~roducts~Manufactured~  ~M~elting  Mill Products
           ~                                           ~(metric~tons)~

Henderson, Nevada+       Sponge, Ingot                13,600       -
Morgantown,              Slab, Ingot, Raw Materials   20,700       -
Pennsylvania+            Processing
Vallejo, California*     Ingot (including              1,600       -
                          non-titanium
                          superalloys)
Toronto, Ohio+           Billet, Bar, Plate, Sheet,        -   9,200
                         Strip
Witton, England*         Ingot, Billet, Bar            9,800   6,000
Ugine, France*           Ingot, Bar, Billet, Wire,     2,200   1,600
                         Extrusions
Waunarlwydd (Swansea),   Bar, Plate, Sheet                 -   3,400
Wales+
__    ______________
+  Owned facilities
*   Leased facilities

     TIMET UK's Witton, England facilities are leased from IMI pursuant to long-term capital leases. TIMET Savoie has the right, on a long-term basis, to utilize portions of CEZUS' plant in Ugine, France.

     ~United~States~Production.~The Company's VDP sponge facility is expected to operate at approximately 60% of its annual practical capacity of 9,100 metric tons during 1999, down from approximately 85% in 1998. VDP sponge is used principally as a raw material for the Company's ingot melting facilities in the U.S., with some 1999 VDP production expected to be used in Europe. Due to changing market conditions for certain grades of sponge, the Company reopened its original Kroll-leach process sponge plant in Nevada in 1996 and is temporarily idling this facility at the end of March 1999. The raw materials processing facilities in Morgantown primarily process scrap used as melting feedstock, either in combination with sponge or separately.

     The Company's U.S. melting facilities produce ingots and slabs both sold to customers and used as feedstock for its mill products operations. These melting facilities are expected to operate at approximately 60% of aggregate capacity in 1999, with certain production facilities temporarily idled.

     Titanium mill products are principally produced at a forging and rolling facility in Toronto, OH, which receives titanium ingots and slabs from the Company's U.S. melting facilities and titanium slabs and hot bands purchased from outside vendors.

     ~European~Production.~TIMET UK's melting facility in Witton, England produces VAR ingots sold to customers and used as raw material feedstock for its forging operations, also in Witton. The forging operation principally process the ingots into billet product for sale to customers and for further processing into bar and plate at its facility in Waunarlwydd, Wales. U.K. melting and mill products production in 1999 is expected to be approximately 70% and 65%, respectively, of capacity.

     Capacity of 70%-owned TIMET Savoie in Ugine, France is to a certain extent dependent upon the level of activity in CEZUS' zirconium business, which may from time to time provide TIMET Savoie with capacity in excess of that contractually required to be provided by CEZUS (the 30% minority partner in TIMET Savoie). During 1999, TIMET Savoie expects to operate at approximately 95% of the maximum capacity required to be provided by CEZUS.

     Sponge for melting requirements in both the U.K. and France is purchased principally from suppliers in Japan and Kazakhstan, with a portion of 1999 U.K. requirements expected to be provided by the Company's Henderson, NV VDP plant.

     ~Distribution.~The Company sells its products through its own sales force based in the U.S. and Europe, and through independent agents worldwide. The Company's marketing and distribution system also includes nine Company-owned service centers (five in the U.S. and four in Europe), which sell the Company's products on a just-in-time basis.

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

ITEM 3:  LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. See Note 15 of the Consolidated Financial Statements, which information is incorporated herein by reference.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
      MATTERS

     TIMET's common stock is traded on the New York Stock Exchange (symbol:
"TIE"). On March 12, 1999, the closing price of TIMET common stock was $6.125 per share. The high and low sales prices for the Company's common stock (NASDAQ prior to July 16, 1998) are set forth below.

~Year~ended~December~31,~1997~                    High     Low
   First Quarter                                $ 33.63  $ 25.00
   Second Quarter                                 32.75    25.25
   Third Quarter                                  37.38    29.38
   Fourth Quarter                                 38.00    27.63


~Year~ended~December~31,~1998:~                   High     Low
   First Quarter                                $ 32.13  $ 24.25
   Second Quarter                                 27.88    21.38
   Third Quarter                                  21.56    11.50
   Fourth Quarter                                 15.81     7.31

     As of March 1, 1999, there were approximately 9,800 common shareholders of record.

     In the second quarter of 1998, the Company instituted a regular quarterly
dividend of $.04 per common share.      In September 1998, the Board of
Directors authorized the repurchase of up to four million shares of TIMET common stock in open market or private transactions. During 1998, the Company repurchased 90,000 shares for approximately $1.2 million.

     Any payment of future dividends or stock repurchases will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, extent of indebtedness and contractual restrictions with respect to payment of dividends and stock repurchases. The Company's principal bank credit facility currently provides for common dividends of up to $2 million per quarter and currently would restrict additional repurchases of capital stock.

ITEM 6:  SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                Years Ended December 31,

                         1994      1995     1996     1997    1998
                         ($ In millions, except per share data)
STATEMENT OF OPERATIONS
DATA:
   Net sales (1)        $ 146.0   $184.7   $507.1   $733.6   $707.7

   Operating income      (34.7)     5.4     59.8    133.0     82.7
(loss)
   Interest expense        7.6     10.4      9.0      2.0      2.9
   Net income (loss)     (42.1)    (4.2)    47.6     83.0     45.8
   Earnings per share:
     Basic              $(2.87)   $(.27)   $1.72    $2.64    $1.46
     Diluted (2)          -         -       1.72     2.49     -
   Cash dividends per     -         -       -        -         .12
share

BALANCE SHEET DATA:
   Cash and cash        $     -   $    -   $86.5   $ 69.0   $ 15.5
equivalents
   Total assets          240.2    248.8    703.0    793.1    953.2
   Indebtedness (3)       92.9     89.6     22.1     16.2    115.9
   Minority interest -
 Convertible Preferred     -        -      201.2    201.2    201.2
 Securities
   Stockholders' equity   64.7     68.1    326.2    408.9    448.4

OTHER OPERATING DATA:
   Cash flows provided


(used):
     Operating          $(20.0)   $(6.1)   $ (.7)  $ 72.6   $ 76.1
activities
     Investing            (4.6)    (2.5)  (131.4)   (79.8)  (223.2)
activities
     Financing            17.7      8.6    215.1     (9.8)    92.2
activities

          Net provided
(used)                   $(6.9)    $-      $83.0   $(17.0)  $(54.9)


   Mill product            4.8      5.5     12.4     15.1     14.8
shipments (metric tons
000's)
   Active employees at
year end                 880      1,020    2,950    3,025    2,550
   Order backlog at     $  85.0  $125.0   $440.0   $530.0   $350.0
year end (4)
   Capital expenditures $  4.6    $ 3.0    $21.7    $66.3    $115.2


(1) Significant acquisitions accounted for by the purchase method were made during 1996. See Note 3 to the Consolidated Financial Statements.

(2)  Antidilutive in 1994, 1995 and 1998.

(3) Includes bank and other debt, capital lease obligations and loans payable to related parties.

(4) "Order backlog" is defined as firm purchase orders (which are generally subject to cancellation by the customer upon payment of specified charges).

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

~    General.~~~The aerospace industry in recent history has accounted for approximately two-thirds of U.S. and 40% to 50% of worldwide titanium mill products consumption, and has had a significant effect on the overall sales and profitability of the titanium industry. The aerospace industry, and consequently the titanium metals industry, is highly cyclical. Throughout 1996, 1997 and much of 1998, the Company was producing titanium ingot and mill products for aerospace customers in contemplation of continuing record jet aircraft build rates then expected to last through at least 2001. During the second half of 1998, it became evident to the Company that the anticipated record rates of aircraft production would not be reached and that a decline in overall production rates would begin earlier than forecast, particularly in titanium-intensive widebody planes. As aerospace customers reduce inventories during 1999 and adjust to decreases in overall production rates, the Company faces a decrease in demand from 1997-1998 levels. Industrial demand for titanium has also declined due to weakness in Asian and other economies.

     The Company estimates that worldwide industry shipments of titanium mill products peaked in 1997 at approximately 60,000 metric tons and decreased 10% in 1998 to approximately 54,000 metric tons. The Company also estimates industry mill product shipments will further decline in 1999 to approximately 46,000 metric tons.

     The Company's order backlog decreased to approximately $350 million at December 31, 1998 from approximately $530 million at December 31, 1997 and from $440 million at December 31, 1996. The Company defines "order backlog" as firm purchase orders (which are generally subject to cancellation by the customer upon payment of specified charges).

     The Company expects that production levels, capacity utilization, sales volumes, sales prices, gross profit margins and operating income margins excluding special charges will all be lower in 1999 than they were in 1998. Assuming demand remains at currently expected levels and does not decrease or increase significantly in 1999, the Company currently expects net losses in at least the first two quarters of 1999 and a return to modest profitability in the third or fourth quarter. In both the aerospace and industrial sectors, reduced demand and lower prices (including prices under new long-term contracts with key aerospace customers) will cause lower sales and gross profit margins. The Company has implemented plans to address the current market conditions, as more fully described in Item 1 - "Business - Outlook for 1999." Special restructuring charges in 1998 as a result of the Company's action plans were $24 million, as more fully described in Note 5 to the Consolidated Financial Statements.

     Expenses related to implementing and maintaining the Company's business-enterprise system and to addressing Y2K issues are expected to remain high in 1999.

     ~Sales~and~Operating~Income~-~1998~compared~with~1997.~Net sales of the "Titanium melted and mill products" segment in 1998 were 2% below 1997 levels primarily due to lower volumes due to reduced demand during the last half of the year in both aerospace and industrial markets, as described above. Mill product shipment volume for the year declined 2% to 14,800 metric tons. Selling prices on shipments were relatively flat, in large part due to prices on orders entered prior to the decline in demand. Average prices on 1999 shipments are expected to be 5% to 10% lower than in 1998, reflecting both provisions of long-term agreements effective in 1999 and increased price competition on non-contract business.

     Net sales of the "Other" segment were down 34% primarily as a result of the Company's ceasing to consolidate its castings business after July 1998. See
Note 4 to the Consolidated Financial Statements.

     Total cost of sales was 77% of sales in 1998, comparable to 76% of sales in 1997. Cost of sales is expected to be a higher percent of sales in 1999, as the effect of lower average selling prices, lower volumes and higher depreciation will more than offset the positive effect of the Company's cost saving initiatives.

     Selling, general, administrative and developmental expenses in 1998 were higher than in 1997, in both total dollar and percent of sales terms (8.5%, up from 6.2%), in large part due to information technology costs, including implementation of the Company's enterprise-wide business information system and addressing Y2K issues.

     Equity in earnings of joint ventures of the "Titanium melted and mill products" segment improved in 1998 over 1997 principally due to improved earnings of ValTimet. Equity losses of the "Other" segment were higher in 1998 as certain ventures were held for the full year, compared to a part year in 1997.

     Operating income of the "Titanium melted and mill products" segment in 1998 included special charges of $19.5 million and the "Other" segment included $4.5 million of charges. See Note 5 to the Consolidated Financial Statements.
~
~    ~Sales~and~Operating~Income~-~1997~compared~with~1996.~~~The significant improvement in sales, operating income and operating margins of the "Titanium melted and mill products" segment in 1997 over 1996 were driven by price and volume increases for titanium products in both commercial aerospace and other markets. Sales volume of titanium mill products increased 22% in 1997, to approximately 15,100 metric tons. Average selling prices in 1997 increased, reflecting both the pass-through of cost increases, particularly raw material costs, and real price improvement associated with increased market demand.

     The "Other" segment results declined significantly in 1997 relative to 1996 in large part due to deterioration in the golf castings market.

     Total cost of sales in 1997 was 76% of sales versus 83% of sales in 1996, reflecting the real price improvement in sales, higher volumes and generally higher operating levels at the Company's plants.

     Selling, general, administrative and development expenses as a percent of sales in 1997 (6.2%) were higher than in 1996 (5.9%) primarily due to higher information technology and market/product development costs.

     Equity in earnings of joint ventures in 1996 consisted principally of the Company's interest in THT, reported by the equity method prior to the AJM Acquisition.

     Operating income of the "Titanium melted and mill products" segment in 1996 included special charges of $5 million related to the IMI Acquisition. See Note 5 to the Consolidated Financial Statements.

~    European~Operations.~~~The Company has substantial operations and assets located in Europe, principally the United Kingdom, with smaller operations in France, Italy and Germany. Titanium is a worldwide market and the factors influencing the Company's U.S. and Europe operations are substantially the same. The relative changes in 1998 sales to customers in Europe (increased 5% compared to 1997) and to customers in the U.S. (declined 12%) were impacted, respectively, by the acquisition of Loterios in April 1998 and deconsolidation of the Company's castings operations in July 1998.

     Approximately one-half of the Company's European sales are denominated in currencies other than the U.S. dollar, principally major European currencies. Certain purchases of raw materials, principally titanium sponge and alloys, for the Company's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of the Company's European subsidiaries are those of their respective countries; thus, the U.S. dollar value of these subsidiaries' sales and costs denominated in currencies other than their functional currency, including sales and costs denominated in U.S. dollars, are subject to exchange rate fluctuations which may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of the Company's European operations may be in U.S. dollars or in functional currencies. The Company's export sales from the United States are denominated in U.S. dollars and as such are not subject to currency exchange rate fluctuations.

     The U. S. dollar sales and purchases of the Company's European operations described above provide some natural hedge of non functional currencies, and the Company does not use currency contracts to hedge its currency exposures. Net currency transaction/translation gains/losses included in income were less than
$.5 million in each of the past three years.   At December 31, 1998,
consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $37 million and $40 million, respectively, consisting primarily of U. S. dollar cash, accounts receivable, accounts payable and borrowings. Exchange rates among 11 European currencies (including the French franc, Italian lira and German mark but excluding the UK pound Sterling) became fixed relative to each other as a result of the new European currency unit ("Euro") effective in 1999. Costs associated with modifications of systems to handle Euro-denominated transactions have not been significant.

     ~General~Corporate~Income.~General corporate income (which accounts for substantially all of the Consolidated Statement of Operations caption "Other income") consists principally of earnings on corporate cash equivalents and varies with cash levels and interest rates. Such income in 1999 is expected to be lower than in 1998.

~    Interest~Expense.~~~Interest expense was lower in 1997 than 1996, principally due to lower average borrowing levels. While average borrowing levels increased in 1998 over 1997, interest rates declined and interest capitalized increased. Interest expense in 1999 is expected to be higher than in 1998 due to higher average borrowing levels and lower levels of interest capitalization due to lower capital expenditures.

~    Minority~Interest.~~~Annual dividend expense related to the 6.625%
Convertible Preferred Securities, issued in November 1996, approximates $13 million and is reported as minority interest net of allocable income taxes. Other minority interest relates primarily to the 30% interest in TIMET Savoie held by CEZUS.

~    Income~Taxes.~~~The Company operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income can impact the Company's overall effective tax rate. In 1997 and 1996, the Company's income tax rate also varied from the U.S. statutory rate due to reductions in the deferred tax valuation allowance related to current year utilization of tax attributes and a 1996 $10 million reduction in the deferred tax valuation allowance resulting from a change in estimate of the net operating loss carryforwards and alternative minimum tax carryforwards that would more likely than not be realized in the future. For financial reporting purposes, the Company has recognized all of its net operating loss carryforwards. See
Note 12 to the Consolidated Financial Statements.
     ~
     Year~2000~("Y2K").~~~Year 2000 issues exist because many computer systems and applications currently use two-digit fields to designate a year. Date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to treat the year 2000 properly could cause systems to process critical financial, manufacturing and operational information incorrectly. Most of the Company's information systems have been replaced in connection with the implementation of the Company's business-enterprise system, the initial implementation of which was substantially completed with the rollout of the system to the U.K. in February 1999. The cost of the new system, including related equipment and networks, aggregated approximately $50 million in 1997-98 ($41 million capital; $9 million expense) with an additional $4 million to $5 million expected to be incurred in 1999.

     The Company, with the help of outside specialists and consultants (i) has substantially completed an initial assessment of potential Y2K issues in its non-information systems (e.g., its manufacturing and communication systems), as well as in those information systems that were not replaced by the new enterprise-wide system, (ii) is in the process of determining, prioritizing and implementing remedial actions, including testing, and (iii) will develop contingency plans in the event internal or external Y2K issues are not resolved by the Company's June 30, 1999 target date for completion. The Company's Y2K readiness varies by location. Some locations have completed their internal Y2K readiness plans while others are in the midst of remediation and testing. At this time, most sites anticipate completing their respective Y2K readiness plans by the June 1999 target date. However, remediation of some items at the Henderson, NV site, and possibly others, could be delayed beyond the June 1999 target date. The Company expended approximately $2 million on these specific non-information system Y2K issues in 1998, principally embedded system technology, and expects to incur approximately $5 million on such issues in 1999. The Company's evaluation of potential Y2K exposures related to key suppliers and customers is also in process and will continue throughout 1999.

     Although the Company believes its key information systems will be Y2K ready before the end of 1999, it cannot yet fully predict the outcome or success of the Y2K readiness programs related to certain of its embedded manufacturing systems or those comparable systems of its suppliers or customers. The Company also cannot predict whether it will find additional problems that would result in unplanned upgrades of applications after June 1999 or even December 1999. As a result of these uncertainties, the Company cannot predict the impact on its financial condition, results of operations or cash flows or operations resulting from Y2K failures in systems that the Company directly or indirectly relies upon. Should the Company's Y2K readiness plan not be successful or be delayed beyond December 1999, the consequences to the Company could be far-reaching and material, including an inability to produce titanium metal products at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Other potential negative consequences could include impeded communications or power supplies, slower transaction processing and financial reporting, and potential liability to third parties. Although not anticipated, the most reasonably likely worst-case scenario of failure by the Company or its key suppliers or customers to become Y2K ready would be a short-term slowdown or cessation of manufacturing operations at one or more of the Company's facilities and a short-term inability on the part of the Company to process orders and billings in a timely manner, and to deliver product to customers.

                        LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had $15 million of cash and equivalents and $133 million of borrowing availability under its U.S. and European bank credit lines. Available borrowings in the future could potentially be reduced due to the leverage and interest coverage ratios included in the Company's U.S. credit agreement. Net debt at year-end 1998 was $90 million ($15 million of cash and equivalents and $105 million of notes payable and long-term debt, principally borrowings under the Company's U.S. and U.K. long-term bank credit agreements). The Convertible Preferred Securities do not require principal amortization and the Company has the right to defer interest payments for one or more periods of up to 20 consecutive quarters.

     ~Operating~Activities.~~~Cash provided by operating activities was approximately $76 million in 1998 and $73 million in 1997. Cash used by operating activities was $1 million in 1996, as summarized below.

                                       1996       1997      1998

                                            (in millions)
Excluding changes in assets and      $ 53.0    $  121.3   $108.7
liabilities
Changes in assets and liabilities     (53.7)     (48.7)    (32.6)


                                     $  (.7)   $  72.6    $ 76.1

     Cash provided by operating activities, excluding changes in assets and liabilities, during the past three years generally follows the trend in operating results. Changes in assets and liabilities reflect the timing of purchases, production and sales, and can vary significantly from period to period. Accounts receivable increased (used cash) in 1996 and 1997 primarily because sales levels were increasing, and provided cash in 1998 as sales levels were decreasing. The Company currently expects net collections of receivables to be a source of cash in 1999, particularly in the early part of the year due to both lower sales levels and improved collection efforts.

     Inventories increased in 1996, reflecting the higher activity levels, and decreased in 1997 as a result of very high shipment levels in the fourth quarter of that year. Inventories increased significantly in 1998, reflecting material purchases and build rates that were based on expected sales levels higher than the actual sales level turned out to be. The Company expects to significantly reduce inventories during 1999 as excess raw materials are consumed and other reduction/control efforts are realized.

     Changes in net current income taxes payable increased in 1996 and 1997 and decreased in 1998 in part due to the delayed timing of cash payments for taxes in Europe relative to earnings. Changes in accounts with related parties resulted primarily from payment of accrued interest in 1996 and relative changes in receivable levels with joint ventures in 1997 and 1998.

     ~Investing~Activities.~~~The Company's capital expenditures were $115 million in 1998, up from $66 million in 1997 and $22 million in 1996. About one-half of capital expenditures during the two-year 1997-1998 period related to capacity expansion projects associated with long-term customer agreements, which projects are also expected to improve cycle times and yields and to increase efficiency. The majority of these significant projects in both the U.S. and Europe have come on line or will be complete by the end of the first quarter of 1999.

     Approximately one-fourth of the two-year 1997-1998 period capital spending related to the major business enterprise-wide information systems and information technology project being implemented throughout the Company. The new system was implemented in stages in the U.S. during 1998, with initial implementation substantially completed with the rollout to the U.K. in February 1999. Certain costs associated with the business enterprise information systems project, including training and reengineering, are expensed as incurred.

     Capital spending for 1999 is currently expected to be below $40 million, which is less than expected depreciation and amortization expense of approximately $45 million.

     Cash used for business acquisitions and joint ventures in 1998 related primarily to the Loterios and Wyman-Gordon transactions more fully described in Notes 3 and 4, respectively, to the Consolidated Financial Statements. In 1997, such investments consist primarily of cash contributions in connection with the formation of ValTimet and investments in companies developing new markets and uses for titanium. Acquisitions in 1996 consisted of the IMI Titanium Acquisition, the AJM Acquisition and other smaller European acquisitions, as described in Note 3 to the Consolidated Financial Statements.

     In October 1998, the Company purchased $80 million of Special Metals Corporation 6.625% convertible preferred stock (the "SMC Preferred Stock"), in connection with SMC's acquisition of the Inco Alloys International high performance nickel alloys business unit of Inco Limited. No dividends have been paid to date on the SMC Preferred Stock due to limitations imposed by SMC bank credit agreement, and the Company believes that these limitations may prevent SMC's payment of dividends for some time.

     ~Financing~Activities.~~~Net borrowings of $97 million in 1998 were primarily to fund capital expenditures and the Loterios acquisition. Net debt repayments of $6 million in 1997 relate primarily to reductions in European working capital borrowings, including amounts due to CEZUS, the Company's minority partner in TIMET Savoie.

     The Company's net proceeds from the initial public offering in June 1996 approximated $131 million. The Company used approximately $125 million of such net proceeds to repay existing indebtedness, including amounts due to Tremont and IMI. The Company received net proceeds of approximately $192 million from the sale of the Convertible Preferred Securities by TIMET Capital Trust I in November 1996. The Company used approximately $96 million of such net proceeds to repay indebtedness incurred in conjunction with the AJM Acquisition.

     The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, the Company has in the past and, in light of its current outlook, may in the future seek to raise additional capital, modify its dividend policy, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of capital stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources.

     In the normal course of business, the Company investigates, evaluates, discusses and engages in acquisition, joint venture, strategic relationship and other business combination opportunities in the titanium, specialty metal and related industries. In the event of any future acquisition or joint venture opportunities, the Company may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

~Environmental~Matters.~

     See Item 1 - "Business--Regulatory and Environmental Matters" and Note 15 to the Consolidated Financial Statements for a discussion of environmental matters.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

~    General.~The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates. The Company typically does not enter into interest rate swaps or other types of contracts in order to manage its interest rate market risk and typically does not enter into currency forward contracts to manage its foreign exchange market risk associated with receivables, payables and indebtedness denominated in a currency other than the functional currency of the particular entity. The Company was not a party to any type of forward or derivative option contract at December 31, 1998.

     ~Interest~rates.~The Company is exposed to market risk from changes in interest rates related to indebtedness. At December 31, 1998, substantially all of the Company's indebtedness was denominated in U.S. dollars and bore interest at variable rates, primarily related to spreads over LIBOR, as summarized below.

                            Contractual maturity date

                                                             Interest
                          1999     2000     2001     2002     rate
                                                               (1)

                                 ( In millions )
Variable rate debt:
   U. S. dollars         $  3.5   $    -   $18.8    $80.0     5.64%

   Italian lira             1.6     -        -        -       6.88%

Fixed rate debt:
   German marks              .1     -        -        -       8.25%
   Italian lira              .5      .5       .4       .2     5.90%

(1)  Weighted average.
(2) Non-U. S. dollar denominated amounts are translated at year-end rates of exchange.

     ~Foreign~currency~exchange~rates.~The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of its international operations. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations --Results of Operations -- European Operations," which information is incorporated herein by reference.

     ~Other.~The Company holds $80 million of preferred securities that are not publicly-traded and are accounted for by the cost method. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Investing Activities and Note 4 to the Consolidated Financial Statements."

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

      Name                             Age         Position(s)
J. Landis Martin         53 Chairman and Chief Executive Officer
Andrew R. Dixey          49 President, Chief Operating Officer and Director
Joseph S. Broz           42 Vice President--Corporate Development and Technology
Charles H. Entrekin, Jr. 50 Vice President; President--North American Operations
Christian Leonhard       53 Vice President; President--European Mill
                              Products Operations
Leslie P. Lundberg       41 Vice President--Human Resources
John P. Monahan          53 Vice President; President--Service Center Operations
J. Thomas Montgomery, Jr.52 Vice President--Finance and Treasurer
Robert E. Musgraves      44 Vice President--General Counsel and Secretary
Mark A. Wallace          41 Vice President--Strategic Change and Information
                              Technology

     J. LANDIS MARTIN, has been Chairman and a director of the Company since 1987, as Chief Executive Officer of the Company since 1995, and as President of the Company from 1995 to 1996. Mr. Martin has been the Chief Executive Officer and a director of Tremont since 1988, and has served as Chairman of Tremont since 1990. Mr. Martin has also been President of Tremont since 1987 (except for a brief period in 1990). He has also served as President and Chief Executive Officer of NL Industries, Inc., a manufacturer of titanium dioxide pigments, since 1987 and as a director of NL since 1986. Tremont and NL may be deemed to be affiliates of the Company. Mr. Martin is also a director of Haliburton Company, a provider of energy services and engineering and construction services, and of Apartment Investment & Management Corporation, a real estate investment trust.

     ANDREW R. DIXEY, has been President, Chief Operating Officer and a director of the Company since 1996. Prior to this appointment, Mr. Dixey was, from 1995, Managing Director of IMI Titanium Ltd., where he had responsibility for IMI's titanium interests in both Europe and North America. During 1995, Mr. Dixey was Chief Executive Officer of Helix plc, which is engaged in the scholastic supplies business, and from 1971 to 1994, Mr. Dixey held various executive positions in the GKN plc Group of companies, a manufacturer of automobile components. Mr. Dixey is also a director of Special Metals Corporation.

     JOSEPH S. BROZ has been Vice President-Corporate Development and Technology since 1997. Prior to joining the Company, he was Executive Director of Operations for Tenneco, Inc. and Director of Aftermarket Product Development and Strategy for Tenneco Automotive Europe since 1992. From 1991 to 1992, Dr. Broz served as a White House Fellow and as Special Assistant to the President's Service Advisor.

     CHARLES H. ENTREKIN, JR. has been Vice President since 1997 and President-North American Operations since January 1999. From 1997 to January 1999, he was President - THT Operations. Prior to that time, Dr. Entrekin served as Vice President-Commercial for THT since 1993 and as its Vice President-Technology from 1985 to 1993.

     CHRISTIAN LEONHARD has been Vice President; President-European Mill Products Operations since 1997. Prior to that time, he was in charge of the Company's operations and sales activities in France since 1988.

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

     JOHN P. MONAHAN has been Vice President; President--Service Center Operations since 1997. Mr. Monahan was Vice President--Sales and Marketing from 1995 to 1997 and was Vice President--North American Sales and Marketing from 1990 to 1995.

     J. THOMAS MONTGOMERY, JR. has been Vice President--Finance and Treasurer since 1996. Prior to that, he was Vice President and Controller of Valhi, Inc. and Contran Corporation since 1987. Valhi is principally engaged, through NL, in the chemicals industry and is Tremont's principal shareholder. Contran is principally a holding company which may be deemed to control Valhi, NL, Tremont and the Company. He has also served as Vice President, Controller and Treasurer of Tremont since 1997.

     ROBERT E. MUSGRAVES has been Vice President and General Counsel of the Company since 1990. He has also served as Secretary of the Company since 1991. Since 1993, Mr. Musgraves has been General Counsel and Secretary of Tremont, and since 1994 has also served as Vice President of Tremont.

     MARK A. WALLACE has been Vice President--Strategic Change and Information Technology since 1996. Prior to that, he was Vice President--Finance and Treasurer of the Company since 1992. He also served as Vice President and Controller of Tremont from 1992 until 1997.

ITEM 11:  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the TIMET Proxy Statement.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information required by this Item is incorporated by reference to the TIMET Proxy Statement.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the TIMET Proxy Statement. See also Note 14 to the Consolidated Financial Statements.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) and (d)   Financial Statements and Schedules

              The consolidated financial statements and schedules listed by the Registrant on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.

  (b)           Reports on Form 8-K

               Reports on Form 8-K for the quarter ended December 31, 1998 and the months of January and February 1999:

    Filing Date            Items Reported


October 5, 1998       -       5 and 7.
October 6, 1998       -       5 and 7.
October 8, 1998       -       5 and 7.
October 22, 1998      -       5 and 7.
October 29, 1998      -       5 and 7.
January 27, 1999      -       5 and 7.
February 25, 1999     -       5 and 7.

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

3.2 Bylaws of Titanium Metals Corporation as Amended and Restated, dated February 23, 1999.

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

10.1 Sponge Purchase Agreement, dated May 30, 1990, between Titanium Metals Corporation and Union Titanium Sponge Corporation and Amendments No. 1 and 2, incorporated by reference to Exhibit 10.25 of Tremont Corporation's Annual Report on Form 10-K (No. 1-10126) for the year ended December 31, 1991.

10.2 Amendment No. 3 to the Sponge Purchase Agreement, dated December 3, 1993, between Titanium Metals Corporation and Union Titanium Sponge Corporation, incorporated by reference to Exhibit 10.33 of Tremont Corporation's Annual Report on Form 10-K (No. 1-10126) for the year ended December 31, 1993.

10.3 Amendment No. 4 to the Sponge Purchase Agreement, dated May 2, 1996, between Titanium Metals Corporation and Union Titanium Sponge Corporation, incorporated by reference to Exhibit 10.1 to Tremont Corporation's Quarterly Report on Form 10-Q (No. 1-10126) for the quarter ended March 31, 1996.

10.4 Lease Agreement, dated January 1, 1996, between Holford Estates Ltd. and IMI Titanium Ltd. related to the building known as Titanium Number 2 Plant at Witton, England, incorporated by reference to
          Exhibit 10.23
          to Tremont Corporation's Annual Report on Form 10-K (No. 1-10126) for the year ended December 31, 1995.

10.5 Intercorporate Services Agreement between Titanium Metals Corporation and Tremont Corporation, effective as of January 1, 1998, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.6* 1996 Long Term Performance Incentive Plan of Titanium Metals Corporation, incorporated by reference to Exhibit 10.19 to Titanium Metals Corporation's Amendment No. 1 to Registration Statement on Form S-1 (No. 333-18829).

10.7*     1996 Amended and Restated Non-Employee Director Compensation Plan.

10.8* Employment Agreement between Andrew R. Dixey and Titanium Metals Corporation, dated February 13, 1996, incorporated by reference to
          Exhibit 10.21 to Titanium Metals Corporation's Registration Statement on Form S-1 (No. 333-2940).

10.9 Agreement, dated June 28, 1995, among Titanium Metals Corporation, Tremont Corporation and Union Titanium Sponge Corporation, incorporated by reference to Exhibit 10.24 to Titanium Metals Corporation's Registration Statement on Form S-1 (No. 333-2940).

10.10 Asset Purchase Agreement, dated October 1, 1996, by and between Titanium Metals Corporation and Axel Johnson Metals, Inc., incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 16, 1996.

10.11 Purchase Agreement, dated November 20, 1996, between Titanium Metals Corporation, TIMET Capital Trust I, Salomon Brothers Inc, Merrill

          Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, as Initial Purchasers, incorporated by reference to
          Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 5, 1996.

10.12 Registration Agreement, dated November 20, 1996, between TIMET Capital Trust I and Salomon Brothers Inc, as Representative of the Initial Purchasers, incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 5, 1996.

10.13 $200,000,000 Credit Agreement among Titanium Metals Corporation and various lending institutions dated as of July 30,1997 incorporated by reference to Exhibit 10.1 of a Current Report on Form 8-K dated July 30, 1997 filed by the Registrant.

10.14 First Amendment to Credit Agreement and Waiver among Titanium Metals Corporation and various lending institutions dated as of May 15, 1998, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.15 Investment Agreement dated July 9, 1998, between Titanium Metals Corporation, TIMET Finance Management Company and Special Metals Corporation, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 9, 1998.

10.16 Intercorporate Services Agreement between Titanium Metals Corporation and NL Industries, Inc. effective as of January 1, 1998, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.17* Form of Loan and Pledge Agreement by and between Titanium Metals Corporation and individual TIMET executives under the Corporation's Executive Stock Ownership Loan Program, incorporated by reference to
          Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.18 Amendment to Investment Agreement, dated October 28, 1998, among Titanium Metals Corporation, TIMET Finance Management Company and Special Metals Corporation, incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.19 Registration Rights Agreement, dated October 28, 1998, between TIMET Finance Management Company and Special Metals Corporation, incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.20 Certificate of Designations for the Special Metals Corporation Series A Preferred Stock, filed on October 28, 1998, with the Secretary of State of Delaware, incorporated by reference to Exhibit 4.5 of a Current Report on Form 8-K dated October 28, 1998, filed by Special Metals Corporation (File No. 000-22029).

21.1      Subsidiaries of the Registrant

23.1      Consent of PricewaterhouseCoopers LLP

27.1      Financial Data Schedule for the year ended December 31, 1998


*    Management contract, compensatory plan or arrangement.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    TITANIUM METALS CORPORATION
                                    (Registrant)



                                 By /s/ J. Landis Martin
                                    J. Landis Martin, March 15, 1999
                                    (Chairman of the Board
                                    and Chief Executive Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ J. Landis Martin                /s/ Andrew R. Dixey
J. Landis Martin, March 15, 1999    Andrew R. Dixey, March 15, 1999
(Chairman of the Board and          (President, Chief Operating
 Chief Executive Officer)            Officer and Director)

/s/ Edward C. Hutcheson            /s/ Joseph S. Compofelice
Edward C. Hutcheson, Jr.,          Joseph S. Compofelice, March 15, 1999
March 15, 1999                     (Director)
(Director)


/s/ Thomas P. Stafford             /s/ J. Thomas Montgomery, Jr.
Thomas P. Stafford, March 15, 1999 J. Thomas Montgomery,Jr., March 15, 1999
(Director)                         (Vice President - Finance and Treasurer)
                                 (Principal Finance and Accounting Officer)

/s/ Glenn R. Simmons
Glenn R. Simmons, March 15, 1999
(Director)