Form 10-K/A
period 1998-12-31
TITANIUM METALS CORP
filed 1999-03-26
CIK 1011657

Document identical to 10-K filed on 3/23/99. Resubmitted to correct technical problem with original submission; financial pages included in original submission did not get displayed on public Edgar sites.



                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K/A

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

/s/ Glenn R. Simmons
Glenn R. Simmons, March 15, 1999
(Director)

                          TITANIUM METALS CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                            ITEMS 8, 14(a) and 14(d)

                  INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

                                                           Page
FINANCIAL STATEMENTS

  Report of Independent Accountants                         F-1

  Consolidated Balance Sheets - December 31, 1997 and 1998  F-2/F-3

  Consolidated Statements of Operations - Years ended       F-4
     December 31, 1996, 1997 and 1998

  Consolidated Statements of Comprehensive Income - Years ended
     December 31, 1996, 1997 and 1998                       F-5

  Consolidated Statements of Cash Flows - Years ended
     December 31, 1996, 1997 and 1998                       F-6/F-7

  Consolidated Statements of Stockholders' Equity - Years ended
     December 31, 1996, 1997 and 1998                       F-8

  Notes to Consolidated Financial Statements                F-9/F-29


FINANCIAL STATEMENT SCHEDULES

  Report of Independent Accountants                         S-1

  Schedule II - Valuation and qualifying accounts           S-2

  Schedules I, III and IV are omitted because they are not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Titanium Metals Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Titanium Metals Corporation as of December 31, 1997 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP


Denver, Colorado
January 25, 1999

                          TITANIUM METALS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1997 and 1998
                      (In thousands, except per share data)

ASSETS                                              1997       1998

Current assets:
   Cash and cash equivalents                      $68,957     $15,464

   Accounts and other receivables, less
     allowance of $2,218 and $1,932               155,678     126,988
   Receivable from related parties                 15,844       8,119
   Refundable income taxes                              -       6,819
   Inventories                                    153,818     225,880
   Prepaid expenses and other                      13,253      10,650
   Deferred income taxes                            6,219       1,900

          Total current assets                    413,769     395,820


Other assets:
   Investment in joint ventures                    23,270      32,633
   Preferred securities                                 -      80,000
   Goodwill                                        59,771      59,547
   Other intangible assets                         17,889      19,894
   Other                                           15,341      14,129
   Deferred income taxes                              593           -

          Total other assets                      116,864     206,203


Property and equipment:
   Land                                             6,545       5,974
   Buildings                                       26,823      25,610
   Information technology systems and equipment    24,031      56,089


   Manufacturing and other equipment              213,926     278,669
   Construction in progress                        43,628      52,651

                                                  314,953     418,993
   Less accumulated depreciation                   52,527      67,770

     Net property and equipment                   262,426     351,223


                                                 $793,059    $953,246


                          TITANIUM METALS CORPORATION

                           December 31, 1997 and 1998
                     (In thousands, except per share data)

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS'    1997       1998
EQUITY

Current liabilities:
   Notes payable                                  $ 3,372      $5,134

   Current maturities of long-term debt and         1,354         771
capital lease obligations
   Accounts payable                                59,501      69,302
   Accrued liabilities                             46,809      50,628
   Payable to related parties                       1,298       3,223
   Income taxes                                    11,482       5,391
   Deferred income taxes                                -       2,500

          Total current liabilities               123,816     136,949


Noncurrent liabilities:
   Long-term debt                                     451      99,950
   Capital lease obligations                       10,996      10,069
   Payable to related parties                         847       1,395
   Accrued OPEB cost                               26,192      24,065
   Accrued pension cost                               836       8,754
   Other                                            1,441           -
   Deferred income taxes                           11,620      14,200

          Total noncurrent liabilities             52,383     158,433


Minority interest - Company-obligated mandatorily redeemable preferred securities of subsidiary trust
holding solely
   subordinated debt securities ("Convertible     201,250     201,250
Preferred Securities")
Other minority interest                             6,663       8,237

Stockholders' equity:
     Preferred stock $.01 par value; 1 million
shares authorized,
        none outstanding                                -           -
     Common stock, $.01 par value; 99 million
shares authorized,
        31.4 million shares issued and                315         315
outstanding
     Additional paid-in capital                   346,723     347,972
     Retained earnings                             58,001      99,981
     Accumulated other comprehensive income         3,908       1,317
     Treasury stock at cost - 90,000 shares             -      (1,208)

          Total stockholders' equity              408,947     448,377


                                                 $793,059    $953,246



Commitments and contingencies (Note 15)

                          TITANIUM METALS CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                  Years ended December 31, 1996, 1997 and 1998
                     (In thousands, except per share data)

                                            1996       1997       1998

Revenues and other income:
     Net sales                          $507,074   $733,577    $707,677

     Equity in earnings of joint ventures  6,237     (1,013)        351
     Other, net                            1,049      4,530       6,859

                                         514,360    737,094    714,887


Costs and expenses:
     Cost of sales                       418,775    554,546    542,285
     Selling, general, administrative and 29,917     45,319     59,837
development
     Special charges                       4,824          -     24,000
     Interest                              8,953      2,066      2,916

                                         462,469    601,931    629,038



     Income before income taxes and       51,891    135,163     85,849
minority interest

Income tax expense                         2,336     41,004     29,197
Minority interest - Convertible Preferred    826      8,840      8,840
Securities
Other minority interest                    1,085      2,309      2,060




     Net income                         $ 47,644    $83,010     $45,752




Diluted net income                      $ 48,470    $91,850     $54,592


Earnings per share:
     Basic                              $   1.72    $  2.64     $  1.46

     Diluted                                1.72       2.49         *

Weighted average shares outstanding:
     Basic                                27,623     31,457      31,435
     Diluted                              28,142     36,955      36,846



*  Antidilutive.

                          TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 1996, 1997 and 1998

                                 (In thousands)

                                1996         1997         1998

Net income                   $  47,644    $  83,010    $  45,752
Other comprehensive income:
   Currency translation          5,352       (1,727)       1,692
adjustment
   Pension liabilities
  adjustment, net of             1,521          858       (4,283)
  deferred taxes


     Comprehensive income    $  54,517    $  82,141    $  43,161




                          TITANIUM METALS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1996, 1997 and 1998
                                 (In thousands)

                                        1996       1997       1998

Cash flows from operating activities:
   Net income                        $ 47,644   $ 83,010   $ 45,752
   Depreciation and amortization       18,974     28,384     32,514
   Special charges - non cash portion       -          -     15,425
   Earnings of joint ventures, net of  (5,992)     1,013        170
distributions
   Deferred income taxes              (10,416)     6,578     13,172
   Other minority interest              1,085      2,309      2,060
   Other, net                           1,753        (36)      (433)
   Change in assets and liabilities,
net of acquisitions:
      Receivables                     (29,998)   (41,781)    36,564
      Inventories                     (13,309)       294    (62,990)
      Prepaid expenses                 (6,207)     1,600      2,539
      Accounts payable and accrued       (106)     1,231     (9,497)
liabilities
      Accrued restructuring charges         -         -       6,727
      Income taxes                      4,521      5,526    (12,213)
      Accounts with related parties,   (8,412)   (13,292)     9,650
net
      Other, net                         (269)    (2,266)    (3,323)


      Net cash provided (used) by        (732)    72,570     76,117
operating activities


Cash flows from investing activities:
   Capital expenditures               (21,679)   (66,295)   (115,155)



   Business acquisitions and joint    (109,934)  (13,496)   (27,413)
ventures
   Purchase of preferred securities         -         -     (80,000)
   Other, net                             213         -        (647)


      Net cash used by investing     (131,400)  (79,791)   (223,215)
activities


Cash flows from financing activities:
   Indebtedness:
     Borrowings                       113,793         -     153,765
     Repayments                      (179,480)  (4,833)     (56,670)

     Deferred financing costs            (579)   (2,230)         -
   Repayment of related parties loans (42,521)     (930)         -
   Proceeds from issuance of:
     Common stock, net                131,488         -          -
     Convertible Preferred            192,409         -          -
Securities, net
   Dividends paid                           -         -     (3,772)
   Treasury stock purchased                 -         -     (1,208)
   Other, net                               -    (1,830)       117


     Net cash provided (used) by      215,110    (9,823)    92,232
financing activities


                                      $ 82,978   $(17,044) $(54,866)







                          TITANIUM METALS CORPORATION

                  Years ended December 31, 1996, 1997 and 1998
                                 (In thousands)

                                        1996       1997       1998

Cash and cash equivalents:
   Net increase (decrease) from:
     Operating, investing and         $82,978   $(17,044)  $(54,866)
financing activities
     Cash acquired                      3,053          -      1,187
     Currency translation                 471       (525)       186

                                       86,502    (17,569)   (53,493)
   Balance at beginning of year            24     86,526     68,957


   Balance at end of year             $86,526    $68,957    $15,464




Supplemental disclosures:
   Cash paid for:
     Interest, net of amounts         $ 8,958    $ 2,159    $ 2,215
capitalized
     Convertible Preferred Securities       -     13,332     13,332
dividends
     Income taxes                       6,348     22,483     23,737

   Business acquisitions and joint
ventures:
                                        3,053          -      1,187
     Receivables                       45,067        736      6,574
     Inventories                       62,415        769     15,352

     Property, equipment and other     73,365      1,998     21,765
     Investments in joint ventures          -     24,307      8,460
     Goodwill and other intangibles    85,158        577      8,566
     Liabilities assumed              (89,124)    (3,604)   (18,117)


                                      179,934     24,783     43,787
      Less noncash consideration:
        Common stock issued           (70,000)         -          -

        Other, principally property         -    (11,287)   (16,374)
and equipment


        Cash paid                     $109,934   $13,496   $ 27,413





                          TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1996, 1997 and 1998
                                 (In thousands)

                                          Additionaal   Retained
                        Common    Common    paid-in    Earnings
                        shares     stock    capital    (deficit)
     >
Balance at December 31, 15,693    $  157   $142,720   $(72,653)
1995
   Comprehensive income      -         -         -      47,644
   Common stock issued:
      IMI Titanium       9,561        96    69,904           -
Acquisition (Note 3)
      Stock Offering     6,200        62    132,926          -
(Note 10)
      Other                  1         -        28           -
   Other, net                -         -       555           -


Balance at December 31, 31,455       315    346,133    (25,009)
1996
   Comprehensive income      -         -         -      83,010
   Other, net                3         -       590           -


Balance at December 31, 31,458       315    346,723     58,001
1997
   Comprehensive income      -         -         -      45,752
   Dividends paid ($.12      -         -         -      (3,772)
per share)
   Treasury stock          (90)        -         -           -


purchases
   Other, net                1         -     1,249           -


Balance at December 31, 31,369    $  315   $347,972   $ 99,981
1998




                          TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1996, 1997 and 1998
                                 (In thousands)

                        Accumulated Other
                          Comprehensive
                              Income

                      Currency    Pension   Treasury
                    translation liabilities   Stock  Total


Balance at December 31,
1995                    $  283  $(2,379)    $   -    $68,128
   Comprehensive income  5,352    1,521         -     54,517
   Common stock issued:                         -
      IMI Titanium           -        -         -     70,000
Acquisition (Note 3)
      Stock Offering         -        -         -    132,988
(Note 10)
      Other                  -        -         -         28
   Other, net                -        -         -        555


Balance at December 31,  5,635     (858)        -    326,216
1996
   Comprehensive income (1,727)     858         -     82,141
   Other, net                -        -         -        590


Balance at December 31,  3,908        -         -    408,947
1997
   Comprehensive income  1,692    (4,283)       -     43,161
   Dividends paid ($.12      -        -         -     (3,772)
per share)

   Treasury stock            -        -     (1,208)   (1,208)
purchases
   Other, net                -        -         -      1,249

Balance at December 31, $5,600   $(4,283)  $(1,208)  $448,377
1998




                          TITANIUM METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies:

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

     ~Translation~of~foreign~currencies.~~~~~Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in the currency translation adjustments component of stockholders' equity, net of related deferred income taxes. Currency transaction gains and losses are recognized in income currently, and were a net gain of $421,000 in 1998 and nominal in 1997 and 1996.

     ~Net~sales.~~~  Sales are recognized when products are shipped.

     ~Inventories~and~cost~of~sales.~~~~~Inventories are stated at the lower of cost or market. Approximately one-half of inventories are costed using the last-in, first-out ("LIFO") method with the remainder costed using an average or first-in, first-out ("FIFO") method.

     ~Cash~and~cash~equivalents.~~~ Cash equivalents include highly liquid investments with original maturities of three months or less.

     ~Other~investments.~~~~~Investments in 20% to 50%-owned joint ventures are accounted for by the equity method. Differences between the Company's investment in joint ventures and its proportionate share of the joint ventures' reported equity are amortized over not more than 15 years.

     Nonmarketable preferred securities are accounted for by the cost method.
~
~    ~Intangible~assets~and~amortization.~~~~~Goodwill, representing the excess of cost over the fair value of individual net assets acquired in business combinations accounted for by the purchase method, is amortized by the straight line method over 15 years and is stated net of accumulated amortization of $10.5 million at December 31, 1998 (1997 - $6.0 million). Patents and other intangible assets, except intangible pension assets, are amortized by the straight-line method over the periods expected to be benefited, generally nine years.

~    Property,~equipment~and~depreciation.~~~~~Property and equipment are stated
at cost. Maintenance, repairs and minor renewals are expensed; major improvements are capitalized. Interest costs related to major, long-term capital projects are capitalized as a component of construction costs and were $2.6 million in 1998, $1.0 million in 1997 and nil in 1996. Software development costs are capitalized; training, reengineering and similar costs are expensed as incurred.

     Depreciation is computed principally on the straight-line method over the estimated useful lives of 15 to 40 years for buildings and three to 25 years for machinery and equipment. Software costs are amortized over the software's estimated useful life, generally three to five years.

     S~tock-based~compensation.~~~~~The Company has elected the disclosure alternative prescribed by Standard of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and to account for the Company's stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and its various interpretations. Under APB No. 25, no compensation cost is generally recognized for fixed stock options for which the exercise price is not less than the market price of the Company's common stock on the grant date. See Note 11.

     ~Employee~benefit~plans.~~~ Accounting and funding policies for retirement plans and postretirement benefits other than pensions ("OPEB") are described in
Note 13. The Company retroactively adopted SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" in 1998.

     ~Research~and~development.~~~~~Research and development expense approximated $3.4 million in 1998 ($3.6 million in 1997 and $2 million in 1996).

     ~Advertising~costs.~~~ Advertising costs, which are not significant, are expensed as incurred.

     ~Income~taxes.~~~ Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in subsidiaries not included in TIMET's consolidated U.S. tax group. See Note 12.

     ~Stock~split~and~earnings~per~share.~~~~~Common shares outstanding for all periods presented have been adjusted to reflect the 65-for-1 split (the "Stock Split") of the Company's common stock effected in connection with TIMET's June 1996 initial public offering of common stock (the "Stock Offering").
     Diluted earnings per share reflects the assumed conversion of the Convertible Preferred Securities and the dilutive effect of common stock options. See Note 18.

     ~Comprehensive~income.~The Company retroactively adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998.

     ~Fair~value~of~financial~instruments.~~~The fair value of the nonmarketable preferred securities, issued in October 1998, held by the Company is deemed by the Company to approximate net carrying value.

     The Company's bank debt reprices with changes in market interest rates and, accordingly, the carrying amount of such debt is believed to approximate market value. The fair value of the Convertible Preferred Securities based on quoted market prices approximated $102 million at December 31, 1998 and $200 million at December 31, 1997 (book value at both dates - $201 million).

     At December 31, 1998, the fair value of the Company's common equity, based on the quoted market closing price at that date of $8.50 per share, was approximately $267 million (book value - $448 million).

Note 2 - Segment information:

     In 1998, the Company retroactively adopted SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information". The Company is a vertically integrated producer of titanium sponge, melted products (ingot and slab) and a variety of mill products for aerospace, industrial and other applications. The Company's production facilities are located principally in the United States,

United Kingdom and France, and its products are sold throughout the world. These worldwide integrated activities compose the Company's principal segment, "Titanium melted and mill products".

     The "Other" segment consists primarily of the Company's titanium castings operations, which were combined in a joint venture during 1998. See Note 4.

     Operating income, inventory and receivables are the key management measures used to evaluate segment performance. Operating income of the "Titanium melted and mill products" segment includes special charges of $4.8 million in 1996 and $19.5 million in 1998. Operating income of the "Other" segment includes special charges of $4.5 million in 1998. These charges are more fully described in Note 5.

                                      Years Ended December 31,

                                     1996       1997       1998

                                           (In thousands)
~Operating~Segments:~
   Net sales:
     Titanium melted and mill     $459,693   $700,427   $ 686,677
products
     Other                          51,501     36,217      23,936
     Eliminations                   (4,120)    (3,067)     (2,936)

                                  $507,074   $733,577   $ 707,677




   Mill product shipments:
     Volume (metric tons)           12,400     15,100      14,800
     Average price ($ per          $  32.0   $  35.00    $  35.25
Kilogram)

   Operating income:
     Titanium melted and mill      $55,644   $139,252    $ 87,411
products
     Other                           4,205     (6,290)     (4,706)

                                    59,849    132,962      82,705
     General corporate income          995      4,267       6,060
     Interest expense               (8,953)    (2,066)     (2,916)





        Income before income taxes
     and                           $51,891   $135,163   $  85,849
           minority interest




     Depreciation and
amortization:
        Titanium melted and mill   $ 17,332   $26,463    $ 31,599
products
        Other                         1,642     1,921         915

                                   $ 18,974   $28,384    $ 32,514




     Capital expenditures:
        Titanium melted and mill   $20,561    $62,869   $ 115,103
products
        Other                        1,118      3,426          52

                                   $21,679    $66,295   $ 115,155






                                      Years Ended December 31,


                                     1996       1997       1998


                                           (In thousands)
     Inventories:
        Titanium melted and mill  $146,230   $146,782   $ 225,073
products
        Other                        9,432      7,165         871
        Eliminations                  (174)      (129)        (64)

                                  $155,488   $153,818   $ 225,880




     Accounts receivable:
        Titanium melted and mill  $105,231   $149,293   $ 124,900
products
        Other                        8,869      6,385       2,088

                                  $114,100   $155,678   $ 126,988




     Investment in joint ventures:
        Titanium melted and mill   $   270    $20,114    $ 22,044
        Products
        Other                            -      3,156      10,589

                                   $   270    $23,270    $ 32,633




     Equity in earnings of joint
ventures:
        Titanium melted and mill   $ 6,237    $  (517)   $  1,869

products
        Other                            -       (496)     (1,518)

                                   $ 6,237    $(1,013)   $    351





Geographic segments:
   Net sales - point of origin:
     United States                $354,651   $534,440  $ 465,519

     United Kingdom                177,717    223,573    217,709
     Other Europe                    8,346     96,659    109,347
     Eliminations                  (33,640)  (121,095)   (84,898)


                                  $507,074   $733,577  $ 707,677



   Net sales - point of
destination:
     United States                $312,640   $401,217  $ 354,001

     Europe                        155,364    276,419    290,988
     Other                          39,070     55,941     62,688

                                  $507,074   $733,577  $ 707,677






   Operating income:
     United States                 $39,014    $76,434    $45,760

     Europe                         20,835     56,528     36,945

                                   $59,849   $132,962    $82,705




   Long-lived assets - property
and equipment:
     United States                $165,096   $188,564  $ 264,856

     United Kingdom                 52,173     69,470     78,731
     Other Europe                    2,300      4,392      7,636

                                  $219,569   $262,426  $ 351,223




     Export sales from U.S. based operations approximated $58 million in 1996, $97 million in 1997 and $81 million in 1998.

     Geographic segment operating income in 1998 includes special restructuring charges of $14.5 million in the U.S. and $9.5 million in Europe.

Note 3 - Business combinations:

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

     ~Axel~Johnson~Metals~Acquisition.~~~~~In October 1996, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Axel Johnson Metals, Inc. ("AJM") for approximately $97 million cash (the "AJM Acquisition"). The AJM Acquisition was completed through a newly formed subsidiary, Titanium Hearth Technologies, Inc. ("THT"), and included the acquisition of the 50% partnership interest in Titanium Hearth Technologies that TIMET did not previously own. THT, now part of the Company's manufacturing operations in North America, operates titanium scrap processing facilities and titanium melting furnaces.

     The Company accounted for the AJM Acquisition by the purchase method and consolidated THT's results effective October 1, 1996; revenues for the fourth quarter of 1996 approximated $21 million. Prior to the AJM Acquisition, the Company accounted for its 50% interest in the THT partnership by the equity method.

     ~Other~European~acquisitions.~~~~~During the last half of 1996 and January 1997, the Company completed three acquisitions in Europe for an aggregate cash cost of approximately $12 million which were accounted for by the purchase method. In August 1996, TIMET and Compagnie Europeenne du Zirconium - CEZUS, S.A. ("CEZUS") completed an agreement to form a new jointly-owned French company ("TIMET Savoie") to manufacture and sell titanium products. TIMET Savoie is 70%-owned by TIMET and 30%-owned by CEZUS. TIMET Savoie manufactures products inside CEZUS' production facility in Ugine, France both directly, utilizing its own personnel and equipment, and, for melting and forging and certain other operations, indirectly by subcontracting to CEZUS under a long-term manufacturing agreement. In July 1996, TIMET purchased the 74% equity interest in TISTO, a German distributor of titanium products, that it did not already own. In January 1997, the Company purchased LASAB Laser Applikations-und Bearbeitungs GmbH ("LASAB'), which is in the titanium and stainless steel laser-welded tube and pipe and laser cutting business.

     In April 1998, the Company acquired Loterios S.p.A., a producer and distributor of titanium pipe and fittings to the offshore oil and gas drilling and production markets, based in Italy. The cost of the Loterios acquisition, accounted for by the purchase method, was approximately $19 million in cash.

Additional consideration of up to approximately $7 million is contingent upon Loterios' achieving certain operating targets. The results of Loterios' operations have been reflected in the consolidated financial statements from the date of acquisition; net sales in 1998 subsequent to acquisition approximated $23 million.

Note 4 - Joint ventures and preferred securities:

                                                December 31,

                                               1997      1998

                                               (in thousands)
Joint ventures:
   ValTimet                                  $ 19,845  $21,658

   Wyman-Gordon Titanium Castings                 -      6,158
   Other                                      3,425      4,817


                                             $ 23,270  $32,633




Preferred securities                         $    -    $80,000




     ~Joint~ventures.~~~In July 1997, TIMET combined its Tennessee-based welded tubing operations with those of Valinox Welded, a French manufacturer of welded tubing, principally stainless steel and titanium, with operations in France and China. The joint venture, "ValTimet", is 46% owned by TIMET and 54% owned by Valinox Welded. The Company's initial investment in ValTimet aggregated $19.8 million, consisting of $11.3 million of noncash consideration contributed at net carrying value (principally property and equipment) plus cash of $8.5 million to fund working capital. For the six months ended December 31, 1997, and the year ended December 31, 1998, ValTimet reported sales of $56.6 million and $119.3 million and net income of $.1 million and $4.1 million, respectively. At December 31, 1997 and 1998, ValTimet reported total assets of $80.1 million and $69.1 million and equity of $28.7 million and $31.8 million, respectively.

     In August 1998, the Company completed a series of strategic transactions with Wyman-Gordon Company. The principal components were: (i) the Company exchanged certain of its titanium castings assets and $5 million in cash for Wyman-Gordon's Millbury, MA vacuum arc remelting facility, which produced titanium ingot; (ii) Wyman-Gordon and the Company combined their respective titanium castings business into a new joint venture, Wyman-Gordon Titanium Castings LLC, 80% owned by Wyman-Gordon and 20% by the Company; and (iii) the Company and Wyman-Gordon entered into a contract pursuant to which the Company will be the principal supplier of titanium material to Wyman-Gordon through 2007. The Company accounts for its interest in the castings joint venture by the equity method. The Company accounted for the castings business/melting facility transaction at fair value, which approximated the $18 million net carrying value of the assets exchanged, and, accordingly, recognized nil gain on the transaction. For the five months ended December 31, 1998, Wyman-Gordon Titanium Castings reported sales of $16.6 million and a net loss of $.4 million. At December 31, 1998, Wyman-Gordon Titanium Castings reported total assets of $29.2 million and equity of $25.3 million.

     TIMET's strategy for developing new markets and uses for titanium includes providing funds to third parties to prove out a new use or uses of titanium. Other joint ventures consist principally of such investments.
     ~
     Preferred~securities.~In October 1998, the Company purchased for cash $80 million of non-voting preferred securities of Special Metals Corporation, a U.S. manufacturer of wrought nickel-based superalloys and special alloy long products. The investment was made in conjunction with, and concurrent with, the acquisition by SMC of the Inco Alloys International unit of Inco, Ltd. The preferred securities accrue dividends at the annual rate of 6.625%, are mandatorily redeemable in April 2006 and are convertible into SMC common stock at $16.50 per share.

Note 5 - Special charges:

     In 1998, TIMET implemented a plan of action designed to address current market conditions, which resulted in recognizing $24 million of restructuring charges. The plan included the permanent closure of three plants, permanent or temporary closures of parts of three other plants, the merger of all North American manufacturing operations into one operating unit and termination of 600 people, or approximately 20% of TIMET's worldwide work force. See also Item 1 - "Business - Outlook for 1999" of this Annual Report. Components of the restructuring charge are summarized below.

                                              Segment

                                      Melted and
                                         Mill      Other    Total
                                       Products

                                             (in millions)
Property and equipment                   $  7.1    $  2.6   $  9.7
Pension costs - SFAS No. 88                 5.7       -        5.7
Personnel severance and benefits            5.3        .5      5.8
Other exit costs, principally related       1.4       1.4      2.8
 to leased facilities


                                         $ 19.5    $  4.5   $ 24.0

     Substantially all of the property and equipment loss relates to items sold, scrapped or abandoned, with disposition already substantially complete. Depreciation of equipment not impaired and only temporarily idled was not suspended. The pension charge relates to the actuarial valuation of accelerated defined benefits of employees to be terminated.

     At December 31, 1998, 50% of the personnel reductions had been accomplished with substantially all of the remainder to be accomplished in the first quarter of 1999. Other exit costs relate primarily to carrying costs on leased facilities, which leases have or will be terminated, assumed or expire by mid-year. Of the $8.6 million personnel and other exit costs accrued, $1.9 million had been paid at year-end. Most of the remaining accrued costs will be paid during the first half of 1999, although certain payments, for items such as benefit continuation for terminated employees, will be paid later.

     In 1996, TIMET's "Titanium melted and mill products" segment incurred $4.8 million of special charges related to the IMI Titanium Acquisition, $3 million of which related to compensation for services in connection with the acquisition, with the remainder related principally to integration and consolidation of certain facilities.

Note 6 - Inventories:

                                                 December 31,

                                                1997       1998

                                                (In thousands)
Raw materials                                 $28,514     $56,109

Work-in-process                                85,278      97,947
Finished products                              32,904      61,213
Supplies                                        7,122      10,611


                                              $153,818   $225,880




     The average cost of LIFO inventories exceeded the net carrying amount of such inventories by approximately $32 million and $28 million at December 31, 1997 and 1998, respectively.

Note 7 - Intangible and other noncurrent assets:

                                                   December 31,

                                                  1997      1998

                                                  (In thousands)
Intangible assets:
  Patents                                      $ 14,333   $14,381

   Covenants not to compete                      5,000      8,759
   Intangible pension assets                     1,997      2,783

                                                21,330     25,923
   Less accumulated amortization                 3,441      6,029


                                                $ 17,889  $19,894




Other noncurrent assets:
   Deferred financing costs                    $ 8,482    $ 9,911
   Prepaid pension costs                         2,228          -
   Notes receivable from officers                    -        580
   Other                                         4,631      3,638


                                                $ 15,341  $14,129




Note 8 - Accrued liabilities:

                                                  December 31,

                                                  1997      1998

                                                 (In thousands)
OPEB cost                                       $2,102      $2,371

Pension cost                                     1,072       1,482
Other employee benefits                         25,869      20,881
Environmental costs                              1,762       2,273
Restructuring costs                                  -       6,727
Taxes, other than income                         3,062       1,292
Accrued dividends - Convertible Preferred        1,103       1,111
Securities
Other                                           11,839      14,491


                                              $ 46,809    $ 50,628




Note 9 - Notes payable, long-term debt and capital lease obligations:

                                                   December 31,

                                                  1997      1998

                                                  (In thousands)
Notes payable - European credit agreements      $3,372    $ 5,134




Long-term debt:
   Bank credit agreement - U.S.                 $    -    $80,000

   Bank credit agreement - U.K.                      -     18,781
   Other                                         1,612      1,740

                                                 1,612    100,521
   Less current maturities                       1,161        571

                                                $  451    $99,950





Capital lease obligations                     $ 11,189   $ 10,269

Less current maturities                            193        200

                                              $ 10,996   $ 10,069




     ~European~credit~agreements.~At December 31, 1998, aggregate unused borrowing availability under short-term bank credit agreements in France and Italy approximated $8 million.

     ~Long-term~bank~credit~agreements.~~~TIMET has a $200 million revolving bank credit facility expiring in July 2002. Borrowings generally bear interest at LIBOR plus 0.50% (5.56% at December 31, 1998) and are collateralized by substantially all of TIMET's assets. The credit agreement generally limits dividends on TIMET's common stock to 25% of net income, limits additional indebtedness and transactions with affiliates, requires the maintenance of certain financial ratios and contains other covenants customary in transactions of this type.

     TIMET UK has a Pounds15 million ($25 million) overdraft/revolving bank credit facility maturing in April 2001. Borrowings may be in sterling or dollars, are collateralized by TIMET UK's inventories and receivables, and generally bear interest at LIBOR plus 0.75% (5.75% at December 31, 1998).

     At December 31, 1998, the Company had approximately $125 million of unused borrowing availability under its long-term U.S. and U.K. bank credit agreements. Available borrowings in the future could potentially be reduced due to the leverage and interest coverage ratios included in the U.S. credit agreement.

     ~Capital~lease~obligations.~In connection with the IMI Titanium Acquisition, TIMET UK entered into long-term leases with IMI principally covering production facilities within England. In connection with the TIMET Savoie transaction, TIMET Savoie entered into long-term leases with CEZUS covering machinery and equipment. The terms of these capital leases range from 10-30 years. The UK rentals are subject to adjustment every five years based on changes in certain published price indexes. TIMET has guaranteed TIMET UK's obligations under its leases. Assets held under capital leases included in buildings and in equipment at December 31, 1998 were $9.7 million and $.9 million, respectively, with related aggregate accumulated depreciation of $1.2 million.

     Aggregate maturities of long-term debt and capital lease obligations:

                                              Capital    Long-term
                                              Leases       Debt

                                                (In thousands)
Years ending December 31,
     1999                                    $ 1,110   $      571

     2000                                      1,110          508
     2001                                      1,110       19,216
     2002                                      1,110       80,226
     2003                                      1,110            -
     2004 and thereafter                      22,073            -
     Less amounts representing interest      (17,354)           -


                                             $ 10,269    $ 100,521



Note 10 - Minority interest:

     ~Convertible~Preferred~Securities.~In November 1996, TIMET Capital Trust I (the "Trust"), a wholly-owned subsidiary of TIMET, issued $201 million of 6.625% Company-obligated mandatorily redeemable preferred securities and $6 million of common securities. TIMET holds all of the outstanding common securities of the Trust. The Trust used the proceeds from such issuance to purchase from the Company $207 million principal amount of TIMET's 6.625% convertible junior subordinated debentures due 2026 (the "Subordinated Debentures"). TIMET's guarantee of payment of the Convertible Preferred Securities (in accordance with the terms thereof) and its obligations under the Trust documents constitute, in the aggregate, a full and unconditional guarantee by the Company of the Trust's obligations under the Convertible Preferred Securities. The sole assets of the Trust are the Subordinated Debentures. The Convertible Preferred Securities represent undivided beneficial ownership interests in the Trust, are entitled to cumulative preferred distributions from the Trust of 6.625% per annum, compounded quarterly, and are convertible, at the option of the holder, into TIMET common stock at the rate of 1.339 shares of common stock per Convertible Preferred Security (an equivalent price of $37.34 per share), for an aggregate of approximately 5.4 million common shares if fully converted.

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

     ~Other.~~~~~~Other minority interest relates principally to TIMET Savoie. The Company has the right to purchase CEZUS' 30% interest in TIMET Savoie for 30% of TIMET Savoie's equity determined under French accounting principles ($7.5 million at December 31, 1998), which amount is recorded as minority interest. CEZUS has the right to sell its interest in TIMET Savoie to the Company for 30% of TIMET Savoie's registered capital ($2.9 million at December 31, 1998).

Note 11 - Stockholders' equity:

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

     ~Common~stock~options.~The TIMET Incentive Plan provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights and other incentive compensation to officers and other key employees of the Company. Options generally vest over five years and expire ten years from date of grant.

     Additionally, a plan for TIMET's nonemployee directors provides for eligible directors to annually be granted options to purchase 1,500 shares of the Company's common stock (5,000 beginning in 1999) at a price equal to the market price on the date of grant and to receive, as partial payment of director
fees, annual grants of 500 shares of common stock.   Options granted to
nonemployee directors vest in one year and expire ten years from date of grant (five year expiration for grants prior to 1998).

     The weighted average remaining life of options outstanding at December 31, 1998 was 8.2 years (1997 - 8.7 years). At December 31, 1998, options to purchase approximately 199,000 shares were exercisable at an average exercise price of $25.89 per share and approximately 242,000 options become exercisable in 1999.

     At December 31, 1998, approximately 1.9 million shares and 50,350 shares were available for future grant under the TIMET Incentive Plan and the nonemployee director plan, respectively.

     The following table summarizes information about the Company's stock options.

                                                           Weighted
                            Exercise   Amount               average
                            Exercise  Payable   Weighted    fair
                             price     Upon      Average    value at
                              per     Exercise   Exercies    grant
                   Shares    share  (thousands)   price      date

Outstanding at         -    $   -      $    -    $   -
December 31, 1995

  Granted:
    At market     370,275  23.00-31.25   9,110       24.60    $ 12.46

    Above market  167,000  26.00-29.00   4,592       27.50      10.22

  Canceled         (1,000)      23.00     (23)      23.00



Outstanding at    536,275  23.00-31.25   13,679       25.51
December 31, 1996

  Granted:
    At market     230,075  25.94-29.50    6,414       27.88      12.72

    Above market  134,000  31.00-34.00    4,355       32.50      11.29

  Exercised        (1,250) 23.00-29.50      (33)      26.25



  Canceled        (79,100) 23.00-34.00   (2,045)      25.86



Outstanding at    820,000  23.00-34.00   22,370       27.28
December 31, 1997

  Granted:
    At market     320,900  26.13-29.31    9,392       29.27      14.08

    Above market  142,000  32.31-35.31    4,802       33.81      12.79

  Canceled        (65,200) 23.00-35.31   (1,878)      28.80



Outstanding at   1,217,700 $23.00-$35.31 $34,686     $28.48
December 31, 1998



     Weighted average fair values of options at grant date were estimated using the Black-Scholes model and assumptions listed below.

Assumptions at date of     1996       1997       1998
grant:

     Expected life          6          6          6
(years)
     Risk-free interest   6.67%      6.00%      5.56%
rate
     Volatility            40%        35%        40%
     Dividend yield         0%         0%         0%

     Had stock-based compensation cost been determined based on the estimated fair values of options granted and recognized as compensation expense over the vesting period of the grants in accordance with SFAS No. 123, the Company's pretax income, net income and earnings per share for 1998 would have been reduced by $5.4 million, $3.5 million and $.11 per share, respectively, for 1997 would have been reduced by $3.7 million, $2.4 million and $.06 per share, respectively, and for 1996 would have been reduced by $1.1 million, $.7 million and $.02 per share, respectively.

Note 12 - Income taxes:

     Summarized below are (i) the components of income before income taxes and minority interest ("pretax income"), (ii) the difference between the income tax expense attributable to pretax income and the amounts that would be expected using the U.S. federal statutory income tax rate of 35%, (iii) the components of the income tax expense attributable to pretax income, and (iv) the components of the comprehensive tax provision.

                                       Years Ended December 31,

                                      1996       1997       1998

                                            (In thousands)
Pretax income:
   U.S.                             $33,941  $ 81,766   $ 51,090

   Non-U.S.                          17,950    53,397      34,759


                                    $51,891  $135,163   $ 85,849




Expected income tax expense, at 35% $18,161  $ 47,307   $30,047

Non-U.S. tax rates                       37      (464)         41
U.S. state income taxes, net            848       126         472
Export sales credit                       -      (361)       (979)
Adjustment of deferred tax valuation(16,519)   (5,785)          -
allowance
Other, net                             (191)      181        (384)


                                     $2,336  $ 41,004   $ 29,197




Income tax expense:
   Current income taxes:

     U.S.                            $6,516  $ 17,146   $  4,617

     Non-U.S.                         6,236    17,280     11,408

                                     12,752    34,426     16,025


   Deferred income taxes (benefit):
     U.S.                           (10,809)    5,998      12,374

     Non-U.S.                           393       580         798

                                    (10,416)    6,578      13,172



                                    $ 2,336  $ 41,004   $ 29,197




Comprehensive tax provision
allocable to:
   Pretax income                    $ 2,336  $ 41,004   $ 29,197

   Minority interest - Convertible     (444)   (4,760)    (4,703)
Preferred Securities
   Stockholders' equity, including
amounts allocated
     to other comprehensive income    2,500      (533)    (3,520)


                                     $4,392   $ 35,711  $ 20,974









                                          December 31,

                                     1997              1998

                                Assets Liabilities ASSETS LIABILITIES


                                         (In millions)
Temporary differences relating
to net assets:
   Inventories                  $   .1  $  (5.5)  $  .1    $(5.1)

   Property and equipment,          .2    (17.8)    1.4    (30.5)
including software
   Accrued OPEB cost              11.7      -      11.0      -
   Accrued liabilities and         8.7      -      11.1      -
other deductible differences
   Other taxable differences       -       (7.7)    -       (7.7)
Tax loss and credit                5.9      -       4.9      -
carryforwards
Valuation allowance                (.4)     -       -        -

Gross deferred tax assets         26.2    (31.0)   28.5    (43.3)
(liabilities)
Netting                         (19.4)     19.4   (26.6)    26.6


Total deferred taxes               6.8    (11.6)    1.9    (16.7)


Less current deferred taxes        6.2      -       1.9     (2.5)

Net noncurrent deferred taxes   $   .6  $ (11.6)  $   -   $(14.2)




     The Company's valuation allowance (nominal at December 31, 1997 and nil in 1998) decreased in the aggregate (including amounts allocated to items other than pretax income) by $16.5 million in 1996, $5.8 million in 1997 and $.4 million in 1998. The 1996 reduction included $10 million due to a change in estimate of the future tax benefits of certain tax net operating loss carryforwards ("NOLs") and alternative minimum tax credit ("AMT") carryforwards that will more likely than not be realized.

     At December 31, 1998, the Company had, for U.S. federal income tax purposes, NOLs of approximately $2.5 million expiring in 2010. At December 31, 1998, the Company had an AMT credit carryforward of approximately $4 million, which can be utilized to offset regular income taxes payable in future years. The AMT credit carryforward has an indefinite carryforward period.

Note 13 - Employee benefit plans:

     ~Variable~compensation~plans.~~~~~Substantially all of the Company's total worldwide employees, including a significant portion of its domestic hourly employees, participate in compensation programs which provide for variable compensation based upon the financial performance of the Company and, in certain circumstances, the individual performance of the employee. The cost of these plans was $12 million in 1996, $11 million in 1997 and $6 million in 1998.

     ~Defined~contribution~plans.~~All of the Company's domestic hourly and salaried employees (65% of total worldwide employees at December 31, 1998) are eligible to participate in contributory savings plans with partial matching employer contributions. Company matching contributions are based on Company profitability for approximately 80% of eligible employees. Approximately 35% of the Company's total employees at December 31, 1998 also participate in a defined contribution pension plan with contributions based upon a fixed percentage of the employee's eligible earnings. The cost of these pension and savings plans approximated $3 million in each of 1996, 1997 and 1998.

     ~Defined~benefit~pension~plans.~~~~~The Company maintains contributory and noncontributory defined benefit pension plans covering substantially all European employees and a minority of its domestic workforce. Defined pension benefits are generally based on years of service and compensation, and the related expense is based upon independent actuarial valuations. The Company's funding policy for U.S. plans is to contribute annually amounts satisfying the funding requirements of the Employee Retirement Income Security Act of 1974, as amended. Non-U.S. defined benefit pension plans are funded in accordance with applicable statutory requirements. The U.S. defined benefit pension plans were closed to new participants prior to 1996 and, in some cases, benefit levels have been frozen.

     The rates used in determining the actuarial present value of benefit obligations at December 31, 1998 were: (i) discount rates -- 6% to 6.5% (1997 - 7% to 7.25%), and (ii) rates of increase in future compensation levels - 3% (1997 - 3% to 5%). The expected long-term rates of return on assets used was 7.5% to 9% (1997 - 7% to 9%). The benefit obligations are sensitive to changes in these estimated rates and actual results may differ from the obligations noted below. At December 31, 1998, the assets of the plans are primarily comprised of government obligations, corporate stocks and bonds.

                                                 Years ended
                                                 December 31,

                                                1997       1998

                                                (in thousands)
Change in projected benefit obligations:
     Balance at beginning of year            $114,525   $136,367

     Service cost                               3,906     5,462
     Interest cost                              9,201     9,519
     Adjustments - SFAS No. 88                      -     5,725
     Actuarial loss (gain)                     13,828       553
     Benefits paid                             (5,093)   (5,334)


          Balance at end of year             $136,367   $152,292





Change in plan assets:
     Fair value at beginning of year         $113,743   $136,827

     Actual return on plan assets              20,555    (2,999)
     Contributions                              7,623     4,606
     Benefits paid                             (5,093)   (5,334)


          Fair value at end of year          $136,827   $133,100






Funded status:
     Plan assets over (under) projected       $   460   $(19,192)
benefit obligations
     Unrecognized:
          Actuarial loss                            9    16,154
          Prior service cost                    3,077     2,783
          Transaction obligation               (1,229)     (615)


          Total prepaid (accrued) pension     $  2,317   $ (870)
cost



Amounts recognized in balance sheet:
     Noncurrent prepaid pension cost          $ 2,228   $    -

     Intangible pension asset                   1,997     2,783
     Current pension liability                 (1,072)   (1,482)
     Noncurrent pension liability                (836)   (8,754)
     Accumulated other comprehensive income         -     6,583


                                              $  2,317   $ (870)




                                      Years Ended December 31,

                                      1996       1997       1998

                                           (In thousands)
Service cost benefits earned        $ 3,260    $ 3,906    $ 5,462
Interest cost on projected benefit    7,696      9,201      9,519
obligations
Expected return on plan assets       (7,256)   (20,555)   (12,247)
Net amortization                     (1,951)     9,724     (2,030)


   Net pension expense              $ 1,749     $2,276      $ 704



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

     The components of the periodic OPEB cost and change in the accumulated OPEB obligations are set forth below. The plan is unfunded and contributions to the plan during the year equal benefits paid. The rates used in determining the actuarial present value of the accumulated OPEB obligations at December 31, 1998 were: (i) discount rate--6.5% (1997 - 7%), (ii) rate of increase in health care costs for the following period--8.9% (1997 - 9.9%) (iii) ultimate health care trend rate (achieved in 2016) - 4.75% (1997 - 5.25%). If the health care cost trend rate was increased by one percentage point for each year, OPEB expense would have increased approximately $.2 million in 1998, and the actuarial present value of accumulated OPEB obligations at December 31, 1998 would have increased approximately $2.3 million. A one percentage point decrease would have a similar, but opposite, effect. The accrued OPEB cost is sensitive to changes in these estimated rates and actual results may differ from the obligations noted below.

                                                  December 31,

                                                 1997      1998

                                                 (In thousands)
Actuarial present value of accumulated OPEB
obligations:
   Balance at beginning of year                $21,252   $22,297
   Service cost                                    357       326
   Interest cost                                 1,613     1,553
   Actuarial loss                                1,654     1,648
   Benefits paid, net of participant            (2,579)   (3,187)
contributions

   Balance at end of year                       22,297    22,637
Unrecognized net actuarial gain                  2,673       900
Unrecognized prior service credits               3,324     2,899

Total accrued OPEB cost                         28,294    26,436
Less current portion                             2,102     2,371


   Noncurrent accrued OPEB cost                $26,192   $24,065



                                        Years Ended December 31,

                                         1996     1997      1998

                                             (In thousands)
Service cost benefits earned            $ 407   $   357  $  326

Interest cost on accumulated OPEB       1,567     1,613   1,553
obligations
Net amortization and deferrals           (653)     (635)   (550)


   Net OPEB expense                    $1,321   $ 1,335  $1,329




Note 14 - Related party transactions:

     TIMET was a 75%-owned subsidiary of Tremont Corporation at December 31, 1995 with the remaining 25% held by Union Titanium Sponge Corporation ("UTSC"), a consortium of Japanese companies. In February 1996, TIMET acquired the titanium businesses of IMI for stock and in June 1996 completed the Stock Offering which together reduced Tremont's ownership in TIMET to 30% and UTSC's ownership to 10%. In 1997, UTSC reduced its ownership to less than 5% and is no longer required to publicly report its ownership. In 1998, Tremont purchased additional TIMET common stock in market transactions. In connection with the IMI Titanium Acquisition, Tremont held an option, exercised in February 1999, to purchase approximately 2.0 million shares of the Company's common stock from IMI for approximately $16 million ($7.95 per share). At March 1, 1999, Tremont held approximately 39% of TIMET's outstanding common stock.

     Valhi, Inc. (a majority-owned subsidiary of Contran Corporation) and other entities related to Harold C. Simmons hold an aggregate of approximately 53% of Tremont's outstanding common stock. Mr. Simmons may be deemed to control each of Contran, Valhi, Tremont and TIMET. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in
(i) intercorporate transactions with related companies such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. The Company continuously considers, reviews and evaluates, and understands that Contran,

Tremont and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that the Company might be a party to one or more such transactions in the future.

     It is the policy of the Company to engage in transactions with related parties on terms which are, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

     TIMET supplies titanium strip product to ValTimet under a long-term contract as the preferred supplier and supplies castings ingot to Wyman-Gordon Titanium Castings. Sales to these joint ventures were $22 million in 1997 and $40 million in 1998. Receivables from related parties at December 31, 1997 and 1998 relate principally to sales to these joint ventures.

     In connection with the construction and financing of TIMET's vacuum distillation process ("VDP") titanium sponge plant, UTSC licensed certain technology to TIMET in exchange for the right to acquire up to 20% of TIMET's annual production capacity of VDP sponge at agreed-upon prices through early 1997 and higher formula-determined prices thereafter through 2008. A discount from market value represents TIMET's consideration to UTSC for the licensed technology. Sales to UTSC approximated $12 million in 1996, $17 million in 1997 and $7 million in 1998.

     The Company has an intercorporate services agreement with Tremont whereby the Company provides certain management, financial and other services to Tremont for approximately $.4 million in each of 1996, 1997 and 1998, subject to renewal for future years.

     The Company has guidelines for its officers regarding ownership level of TIMET stock. In order to facilitate compliance with these guidelines, the Company extended loans in 1998 to certain officers pursuant to a Board-approved loan program. The loans are payable in five annual installments beginning six years from date of loan and bear interest at a rate tied to the Company's borrowing rate, payable quarterly. At December 31, 1998, the outstanding balance of officer notes receivable was $580,000.

     EWI RE, Inc. arranges for and brokers certain of the Company's insurance policies. Parties related to Contran own 90% of the outstanding common stock of EWI, and a son-in-law of Harold C. Simmons manages the operations of EWI. Consistent with insurance industry practices, EWI receives a commission from the insurance underwriters for the policies that it arranges or brokers. The Company paid an aggregate of approximately $1.8 million for such policies in 1998, which amount principally included premiums for the insurance policies paid to third parties, but also included commissions paid to EWI. In the Company's opinion, the premiums paid for these insurance policies are reasonable and similar to those the Company could have obtained through an unrelated insurance broker. The Company expects that these relationships with EWI will continue in 1999.

     Interest expense on related party indebtedness approximated $2 million in 1996 and was nil in 1997 and 1998. The subordinated debt to both IMI and Tremont accrued interest at 10.4% and was repaid in 1996 with proceeds from the Stock Offering. During 1997, TIMET Savoie repaid amounts outstanding under a revolving line of credit provided by CEZUS and terminated the facility.

     TIMET's purchases from THT approximated $9 million in 1996 prior to the AJM Acquisition.

Note 15 - Commitments and contingencies:

     ~Long-term~agreements.~~~The Company has long-term agreements with certain major aerospace customers, including The Boeing Company, Rolls-Royce plc, United Technologies Corporation (and related companies) and Wyman-Gordon Company, pursuant to which the Company will be the major supplier of titanium products to these customers. The Boeing agreement was effective in 1998 but was not expected to reach volume levels until 1999. The other agreements mentioned are effective in 1999. The agreements provide for minimum market shares of the customer's titanium requirements (generally at least 70%) for 10 year periods. The agreements generally provide for fixed or formula-determined prices, at least for the first five years. The contracts are structured to provide incentives to both parties to lower TIMET's costs and share in the savings. TIMET believes that these contracts and others will help mitigate the cyclicality of its aerospace business.

     The Company also has long-term arrangements with certain suppliers for the purchase of certain raw materials, including titanium sponge and various alloying elements, at fixed and/or formula determined prices. TIMET believes these arrangements will help stabilize the cost and supply of raw materials. The sponge contract provides for annual purchases by the Company of 6,000 to 10,000 metric tons. The parties have agreed in principle to a reduced minimum for 1999, and the Company currently expects to do the same for 2000.

     The Company may enter into other long-term agreements with other customers and suppliers.
     ~
     Concentration~of~credit~and~other~risks.~~~~~Substantially all of the Company's sales and operating income are derived from operations based in the U.S., the U.K. and France. The majority of the Company's sales are to customers in the aerospace industry (including airframe and engine construction). Such concentration of customers may impact the Company's overall exposure to credit and other risks, either positively or negatively, in that such customers may be similarly affected by economic or other conditions. The Company's ten largest customers accounted for about 40% of net sales in 1998 and about one-third of net sales in each of 1997 and 1996.

     ~Operating~leases.~~~~~The Company leases certain manufacturing and office facilities and various equipment. Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases management expects that, in the normal course of business, leases will be renewed or replaced by other leases. Net rent expense was approximately $2.7 million in 1996, $3.6 million in 1997 and $5.0 million in 1998.

     At December 31, 1998, future minimum payments under noncancellable operating leases having an initial or remaining term in excess of one year were as follows:

                                                         Amount

                                                          (In
                                                       thousands)
Years ending
December 31,
   1999                                               $  3,784
   2000                                                  2,301
   2001                                                  1,728
   2002                                                    942
   2003                                                    805
   2004 and                                                  -
thereafter


                                                      $  9,560



     ~Environmental~matters.~

~    BMI~Companies.~TIMET and certain other companies, including Kerr-McGee
Chemical Corporation, Chemstar Lime Company and Pioneer Chlor Alkali, Inc. (successor to Stauffer Chemical Company) operate facilities in a complex (the "BMI Complex") owned by BMI, adjacent to TIMET's Henderson, Nevada plant. In 1993, TIMET and each of such companies, along with certain other companies who previously operated facilities in the common areas of the BMI Complex (collectively the "BMI Companies") completed a Phase I environmental assessment of the common areas of the BMI Complex and each of the individual company sites pursuant to consent agreements with the Nevada Division of Environmental Protection ("NDEP"). In July 1996, the Company signed a consent agreement with NDEP regarding implementation of the Phase II assessment of the Company property within the BMI Complex. In July 1998, NDEP approved TIMET's Phase II assessment report with certain conditions that required additional investigation. TIMET submitted its supplemental work plan in October 1998, which NDEP approved in December 1998. Field work to assess the sites is continuing. Based upon the work to date, the Company believes its likely share of remediation costs would be in the range of $2 million to $3 million.

~    Pomona~facility.~The Company has conducted an additional study and assessment work as required by the California Regional Water Quality Control Board--Los Angeles Region (the "Water Quality Board") related to soil and possible groundwater contamination at a Pomona, California facility formerly owned by the Company. The site is near an area that has been designated as a U.S. Environmental Protection Agency "Superfund" site. In December 1998, the Company received a letter from the Water Quality Board stating that, after review of the information provided pertaining to environmental site assessment the case was eligible for a "no further work requirement letter".

     ~Henderson~facility.~In April 1998, the U. S. Environmental Protection Agency ("EPA") filed a civil action against TIMET

~(United~States~of~America~v.~Titanium~Metals~Corporation;~~Civil Action No. CV-S-98-682-HDM (RLH), U. S. District Court, District of Nevada) in connection with an earlier notice of violation alleging that TIMET violated several provisions of the Clean Air Act in connection with the start-up and operation of certain environmental equipment at TIMET's Henderson, Nevada facility during the early to mid-1990s. The action seeks civil penalties in an unspecified total amount at the statutory rate of up to $25,000 per day of violation ($27,500 per day for violations after January 30, 1997). In December 1998, TIMET and the EPA agreed in principle to settle the matter for $.3 million payable in installments, plus TIMET's agreement to carry out a supplemental environment project at an estimated cost of $.2 million.

     At December 31, 1998, the Company had accrued an aggregate of approximately $2.3 million for the environmental matters discussed above under ~BMI~Companies,~Pomona~facility~and~Henderson~facility~. The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

     ~Other.~~~~~The Company is involved in various other environmental, contractual, product liability and other claims and disputes incidental to its business.

     The Company currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Note 16 - New accounting principles not yet adopted:

     The Company is required to adopt in 1999 the requirements of AICPA Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The Company's existing accounting policies with respect to costs of internal-use software are substantially equivalent to those required by SOP 98-1, thus the Company believes adoption of the pronouncement will have no significant effect on its financial position or results of operations.

     The Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," no later than the first quarter of 2000. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The Company is currently studying this newly-issued accounting rule, and the impact of adopting SFAS No. 133, if any, will be dependent upon the extent to which the Company is then a party to derivative contracts or engaged in hedging activities. At December 31, 1998, the Company is not a party to any derivative contracts or engaged in any hedging activities covered by SFAS No. 133.

Note 17 - Quarterly results of operations (unaudited):

                                          Quarters ended

                              March 31   June 30   Sept. 30   Dec. 31

                               (In millions, except per share data)

~Year~ended~December~31,~1998
:~
   Net sales                   $ 187.1   $ 190.8   $ 173.5    $ 156.3
   Operating income               31.6      23.9      27.3        (.2)
   Net income                     18.3      13.8      16.1       (2.5)

   Net income per share:
     Basic                    $     .58  $    .44  $   .51    $  (0.8)

     Diluted                        .56       .44      .50       *

~Year~ended~December~31,~1997
:~

   Net sales                   $ 167.1   $ 181.4   $ 177.2    $ 207.9
   Operating income               26.5      32.8      33.3       40.4
   Net income                     15.8      20.3      21.3       25.6

   Net income per share:
     Basic                     $   .50   $   .65   $    .68   $   .81

     Diluted                       .49       .61        .64       .75

     *  Antidilutive.

     Due to the timing of the issuance and repurchase of common stock and rounding in calculations, the sum of quarterly earnings per share may be different than earnings per share for the full year.

Note 18 - Earnings per share:

     A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below. The Convertible Preferred Securities were issued in November 1996. In 1998, the effect of the assumed conversion of the Convertible Preferred Securities was antidilutive. Stock options omitted from the calculation because they were antidilutive approximated: 1.2 million in 1998 and were not material in 1996 and 1997.

                                     Years Ended December 31,

                                    1996        1997        1998

                                          (in thousands)
Numerator:
   Net income                    $ 47,644    $ 83,010    $ 45,752
   Minority interest -
Convertible
     Preferred Securities             826       8,840       8,840


   Diluted net income            $ 48,470    $ 91,850    $ 54,592



Denominator:
   Average common shares           27,623      31,457      31,435
outstanding
   Convertible Preferred              491       5,389       5,389
Securities
   Average dilutive stock options      28         109          22


   Diluted shares                  28,142      36,955      36,846



                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE


To the Stockholders and Board of Directors of Titanium Metals Corporation:

     Our audits of the consolidated financial statements referred to in our report dated January 25, 1999 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the index on page F of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                                                        PricewaterhouseCoopers
LLP


Denver, Colorado
January 25, 1999

                          TITANIUM METALS CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                               (In thousands)

                                     Additions
                                      charged
                          Balance    (credited)
                             at         to                             Balance
       Description       Beginning   costs and                         at end
                          of year    expenses  Deductions     Other    of year

Year ended December 31,
1998:
   Allowance for doubtful $  2,218   $    39     $  (325) (a) $  -     $1,932
accounts


   Valuation allowance
for deferred
     income taxes         $   373    $     -     $  (373)     $  -     $   -



   Reserve for excess and
slow
     moving inventories   $ 6,292    $   228     $     -      $  -     $6,520




Year ended December 31,
1997:



   Allowance for doubtful $ 4,788   $      2    $(2,572) (a)  $  -     $2,218
accounts


   Valuation allowance
for deferred
     income taxes         $  6,158   $(5,785)   $     -       $  -     $  373



   Reserve for excess and
slow
     moving inventories   $  7,719   $(1,427)   $     -       $  -     $6,292




Year ended December 31,
1996:

   Allowance for doubtful $ 3,620    $ 4,695  $(4,598) (a) $1,071 (b) $ 4,788
accounts


   Valuation allowance
for deferred
     income taxes         $ 22,677   $(16,519) $   -       $    -     $ 6,158



   Reserve for excess and
slow
     moving inventories   $ 6,000    $(2,500)  $   -       $ 4,219 (b) $7,719







(a)  Amounts written off, less recoveries.
(b)  Represents the effect of the IMI Titanium Acquisition and the AJM Acquisition.