Form 10-Q
period 1999-03-31
TITANIUM METALS CORP
filed 1999-05-06
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended March 31, 1999
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                                 Yes  X   No



Number of shares of common stock outstanding on April 30, 1999: 31,369,405

FORWARD-LOOKING INFORMATION

     The statements contained in this Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and under the captions "Results of Operations" and "Liquidity and Capital Resources" (both contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations"), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expected" or comparable terminology or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those in the portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission, such as the cyclicality of the Company's business and its dependence on the aerospace industry, the sensitivity of the Company's business to global industry capacity, global economic conditions, changes in product pricing, the impact of long term contracts with customers on the ability to raise prices, the impact of long term contracts with vendors on the ability of the Company to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, control by certain stockholders and possible conflicts of interest, potential difficulties in integrating acquisitions, uncertainties associated with new product development and the supply of raw materials and services and the possibility of disruptions of normal business activities from "Year 2000" ("Y2K") issues. Should one or more of these risks materialize (or the consequences of such a development worsen), or should one or more of the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

                          TITANIUM METALS CORPORATION

                                     INDEX


                                                                       Page
                                                                      number

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements.

           Consolidated Balance Sheets - December 31, 1998 and
            March 31, 1999                                             2-3

           Consolidated Statements of Operations - Three months
            ended March 31, 1998 and 1999                                4

           Consolidated Statements of Comprehensive Income - Three
            months ended March 31, 1998 and 1999                         5

           Consolidated Statements of Cash Flows - Three months
            ended March 31, 1998 and 1999                              6-7

           Consolidated Statement of Stockholders' Equity - Three
            months ended March 31, 1999                                  8

           Notes to Consolidated Financial Statements                 9-12

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                    13-17

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings.                                         17

     Item 6. Exhibits and Reports on Form 8-K.                          17


                          TITANIUM METALS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                         December 31,  MARCH 31,
                ASSETS                      1998         1999


Current assets:
  Cash and cash equivalents             $  15,464     $  11,466
  Accounts and other receivables, less
    allowance of $1,932 and $2,102        126,988       116,179
  Receivable from related parties           8,119         7,623
  Refundable income taxes                   6,819         4,754
  Inventories                             225,880       212,549
  Prepaid expenses and other               10,650         9,970
  Deferred income taxes                     1,900         2,500


     Total current assets                 395,820       365,041



Other assets:
  Investments in joint ventures            32,633        32,049
  Preferred securities                     80,000        80,000
  Goodwill                                 59,547        57,125
  Other intangible assets                  19,894        19,145
  Other                                    14,129        13,328


     Total other assets                   206,203       201,647




Property and equipment:
  Land                                      5,974         5,942
  Buildings                                26,128        24,429
  Information technology systems and       53,168        56,469
equipment
  Manufacturing and other equipment       281,072       321,709
  Construction in progress                 52,651        12,407

                                          418,993       420,956
  Less accumulated depreciation            67,770        74,283


     Net property and equipment           351,223       346,673


                                        $ 953,246     $ 913,361



                          TITANIUM METALS CORPORATION

                                 (In thousands)

LIABILITIES, MINORITY INTEREST AND         December 31,  MARCH 31,
STOCKHOLDERS' EQUITY                          1998         1999


Current liabilities:
  Notes payable                           $  5,134     $   5,202
  Current maturities of long-term debt
and
     capital lease obligations                 771           667
  Accounts payable                          69,302        57,927
  Accrued liabilities                       50,628        37,724
  Payable to related parties                 3,223         1,803
  Income taxes                               5,391         4,894
  Deferred income taxes                      2,500           700


     Total current liabilities             136,949       108,917


Noncurrent liabilities:
  Long-term debt                            99,950        95,736
  Capital lease obligations                 10,069         9,741
  Payable to related parties                 1,395         1,395
  Accrued OPEB cost                         24,065        23,866
  Accrued pension cost and other             8,754         9,747
  Deferred income taxes                     14,200        16,500


     Total noncurrent liabilities          158,433       156,985



Minority interest - Company-
obligated mandatorily
  redeemable preferred securities of
subsidiary trust                           201,250       201,250
  holding solely  subordinated debt
securities
  ("Convertible Preferred Securities")

Other minority interest                      8,237         8,492

Stockholders' equity:
  Preferred stock                                -             -
  Common stock                                 315           315
  Additional paid-in capital               347,972       347,972
  Retained earnings                         99,981        94,830
  Accumulated other comprehensive income     1,317        (4,192)
  Treasury stock                            (1,208)       (1,208)


     Total stockholders' equity            448,377       437,717


                                         $ 953,246     $ 913,361


[FN]Commitments and contingencies (Note 1)

                          TITANIUM METALS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   Three months ended March 31, 1998 and 1999

                     (In thousands, except per share data)

                                                  1998      1999

Revenues and other income:
  Net sales                                    $187,057  $134,136

  Equity in losses of joint                        (235)     (448)
ventures
  Other, net                                        976       805

                                                187,798   134,493


Costs and expenses:
  Cost of sales                                 140,832   122,270
  Selling, general,
administrative and                               14,184    12,761
     Development
  Interest                                          416     1,295

                                                155,432   136,326


  Income (loss) before
income taxes
     and minority interest                       32,366    (1,833)

Income tax expense (benefit)                     11,004      (642)
Minority interest -
Convertible                                       2,167     2,167
   Preferred Securities
Other minority interest                             909       538



  Net income (loss)                             $18,286   $(3,896)




Diluted net income (loss)                       $20,453   $(1,729)




Earnings per share:
  Basic                                         $   .58   $ (.12)
  Diluted                                       $   .56      *

Weighted average shares
 outstanding:
  Basic                                          31,458    31,369
  Diluted                                        36,914    36,759



*  Antidilutive

                          TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   Three months ended March 31, 1998 and 1999

                                 (In thousands)

                                                  1998      1999

Net income (loss)                               $18,286   $(3,896)

Other comprehensive income -
currency
   translation adjustment                            61    (5,509)


     Comprehensive income                       $18,347   $(9,405)
(loss)




                          TITANIUM METALS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 1998 and 1999

                                 (In thousands)

                                               1998       1999

Cash flows from operating activities:
  Net income (loss)                        $ 18,286     $(3,896)

  Depreciation and amortization               7,473      10,560
  Losses of joint ventures                      235         448
  Deferred income taxes                         532        (100)
  Other minority interest                       909         538
  Change in assets and liabilities:
    Receivables                              10,182      10,365
    Inventories                              (9,603)     13,331
    Prepaid expenses and other                  481         680
    Accounts payable and accrued liabilities (4,683)    (19,865)
    Accrued restructuring charges                 -      (3,513)
    Income taxes                              7,451       1,568
    Accounts with related parties             3,532        (924)


      Net cash provided by operating         34,795       9,192
activities


Cash flows from investing activities:
  Capital expenditures                       (25,167)   (10,026)
  Proceeds from sales of property and             -       3,289
equipment


      Net cash used by investing activities  (25,167)    (6,737)



Cash flows from financing activities:
  Indebtedness:
    Borrowings                               40,000       8,068
    Repayments                               (1,799)    (12,646)
  Refund of letters of credit collateralized    734           -
  Dividends paid                                  -      (1,255)


      Net cash provided (used) by financing  38,935      (5,833)
activities


      Net cash provided (used) by operating,
         financing and investing activities  $ 48,563   $(3,378)




                          TITANIUM METALS CORPORATION

                   Three months ended March 31, 1998 and 1999

                                 (In thousands)

                                              1998       1999

Net increase (decrease) in cash and
equivalents from:
  Operating, investing and financing        $48,563    $(3,378)
activities
  Currency translation                         (142)      (620)

                                             48,421     (3,998)
Cash and cash equivalents at beginning of    68,957     15,464
period


Cash and cash equivalents at end of period $117,378  $  11,466




Supplemental disclosures - cash paid for:
    Interest, net of amounts capitalized    $   445    $ 1,111

    Convertible Preferred Securities          3,333      3,333
dividends
    Income taxes (refund), net                1,742     (3,147)




                          TITANIUM METALS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       Three months ended March 31, 1999

                                 (In thousands)


                                      Additioal
                    Common    Common   Paid-In   Retained
                    Shares    Stock    Capital   Earnings

Balance at December 31,369    $  315  $347,972  $ 99,981
31, 1998

Comprehensive            -         -        -     (3,896)
income
Dividends paid           -         -        -     (1,255)
($.04 per share)


Balance at March    31,369    $  315  $347,972  $ 94,830
31, 1999




                          TITANIUM METALS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       Three months ended March 31, 1999

                                 (In thousands)

                     Accumulated Other
                    Comprehensive Income

                   Currency     Pension   Treasury
                 Translation  Liabilities  Stock    Total

Balance at December $  5,600   $ (4,283)   $(1,208) $448,377
31, 1998

Comprehensive         (5,509)         -          -    (9,405)
income
Dividends paid             -          -          -    (1,255)
($.04 per share)


Balance at March    $     91   $ (4,283)   $(1,208) $437,717
31, 1999




                          TITANIUM METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation:

     The consolidated balance sheet of Titanium Metals Corporation ("TIMET") and subsidiaries (collectively, the "Company") at December 31, 1998 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1999 and the consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the interim periods ended March 31, 1998 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Annual Report").

     For information concerning certain legal proceedings and certain contingencies related to the Company, see (i) Part I, Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), (ii) Part II, Item 1 -- "Legal Proceedings," and (iii) the 1998 Annual Report.

     Diluted earnings per share reflects the assumed conversion of the

Convertible Preferred Securities and the dilutive effect of common stock options.

Note 2 - Segment information:

     The Company is a vertically integrated producer of titanium sponge, melted products (ingot and slab) and a variety of mill products for aerospace, industrial and other applications. The Company's production facilities are located principally in the United States, United Kingdom and France, and its products are sold throughout the world. These worldwide integrated activities comprise the Company's principal segment, "Titanium melted and mill products."

     The "Other" segment includes the Company's titanium castings operations, which were combined in a joint venture in August 1998, and other nonintegrated joint ventures.

     Operating income, inventory and receivables are the key management measures used to evaluate segment performance. Substantially all inventories and receivables at December 31, 1998 and March 31, 1999, along with substantially all depreciation and amortization and capital expenditures for the interim periods ended March 31, 1998 and 1999, relate to the "Titanium melted and mill products" segment.

                                           Three months ended
                                               March 31,

                                           1998         1999

                                             (In thousands)
Net sales:
  Titanium melted and mill              $ 178,072    $ 134,080
products
  Other                                     9,663          452
  Eliminations                               (678)        (396)


                                        $ 187,057    $ 134,136



Mill products shipments:
  Volume (metric tons)                      3,900        3,000
  Average price ($ per                    $ 34.50      $ 34.50
kilogram)

Equity in earnings (losses) of joint
ventures:
   Titanium melted and mill              $     60     $    106
products
   Other                                     (295)        (554)


                                        $    (235)   $    (448)



Operating income (loss):
  Titanium melted and mill               $ 31,038    $  (1,005)
products
  Other                                       591         (424)

                                           31,629       (1,429)
General corporate income, net               1,153          891
Interest expense                             (416)      (1,295)

   Income (loss) before
income taxes
     and minority interest               $ 32,366    $  (1,833)



                                         December 31, MARCH 31,
                                           1998         1999

                                             (In thousands)
Investment in joint ventures:
   Titanium melted and mill             $ 22,044      $ 22,150
products
   Other                                  10,589         9,899


                                        $ 32,633      $ 32,049





Note 3 - Inventories:

                                         December 31,  MARCH 31,
                                           1998         1999

                                             (In thousands)
Raw materials                           $ 56,109       $ 46,472
Work-in-process                           97,947         93,724
Finished products                         61,213         60,180
Supplies                                  10,611         12,173


                                        $ 225,880     $ 212,549



     The average cost of LIFO inventories exceeded the net carrying amount of such inventories by approximately $28 million at December 31, 1998 and March 31, 1999.

Note 4 - Accrued liabilities:

                                       December 31,    MARCH 31,
                                           1998          1999

                                            (In thousands)
OPEB cost                              $  2,371       $   2,268
Pension cost                              1,482           1,302
Other employee benefits                  20,881          14,323
Environmental costs                       2,273           2,273
Restructuring costs                       6,727           3,214
Taxes, other than income                  1,292           1,971
Convertible Preferred Securities -        1,111           1,111
accrued dividends
Other                                    14,491          11,262


                                       $ 50,628        $ 37,724



     Payments of restructuring costs during the first quarter of 1999 related to the Company's restructuring plan implemented beginning in 1998, and aggregated $3.5 million. The remaining accrued restructuring costs at March 31, 1999 of $3.2 million consist of unpaid personnel severance and benefits and other exit costs, primarily carrying costs on closed leased facilities. Most of the remaining accrued costs will be paid by mid-1999, although certain payments, for items such as benefit continuation for terminated employees, will be paid later. See also MD&A.

Note 5 - Notes payable, long-term debt and capital lease obligations:

     Notes payable at December 31, 1998 and March 31, 1999 consist of borrowings under the Company's short-term European bank credit agreements.

     Long-term debt at March 31, 1999 consists principally of $79 million of borrowings under the Company's U.S. bank credit agreement (December 31, 1998 - $80 million) and $15 million under its U.K. bank credit agreement (December 31, 1998 - $19 million). As of March 31, 1999, the Company had approximately $135 million of unused borrowing availability under its U.S. and European bank credit agreements. Available borrowings in the future could potentially be reduced due to the leverage and interest coverage ratios contained in the Company's U.S. credit agreement.

     Capital lease obligations relate principally to U.K. production facilities held under long-term leases with IMI plc.

Note 6 - Income taxes:

     The difference between the Company's income tax expense (benefit) attributable to pretax income (loss) and the amounts that would be expected using the U.S. federal statutory income tax rate of 35% is summarized below.

                                                  Three months
                                                      ended
                                                    March 31,

                                                 1998      1999

                                                 (In thousands)
Expected income tax expense (benefit)          $11,328    $ (642)
Foreign tax rates                                 (219)      201
Foreign sales corporation benefit                  (83)      (26)
U.S. state income taxes, net                       245      (100)
Other, net                                        (267)      (75)


                                               $11,004    $ (642)


     Minority interest - Convertible Preferred Securities is stated net of income tax benefits of $1.2 million in both the 1998 and 1999 three-month periods.

Note 7 - Ownership structure:

     At March 31, 1999, Tremont Corporation held approximately 39% of TIMET's outstanding common stock. Valhi, Inc. and other entities related to Harold C. Simmons hold an aggregate of approximately 54% of Tremont's outstanding common stock. Mr. Simmons may be deemed to control each of Valhi, Tremont and TIMET.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

     ~Sales~and~Operating~Income.~Sales of $134 million in the first quarter of 1999 were 28% lower than the first quarter of last year due principally to a 23% decline in mill products volume caused by reduced demand for both aerospace and industrial products. Average selling prices in most product lines were lower than in the 1998 period, with changes in mix resulting in a comparable overall average selling price. Total cost of sales was 91% of sales in the first quarter 1999 compared to 75% in the same period last year. The lower volumes and selling prices contributed significantly to the lower gross profit margin.

     Selling, general, and administrative and development expenses declined in 1999 but were higher as a percentage of sales as not all such costs are variable, particularly in the short term. Expenses related to maintenance of the Company's business-enterprise system, and to addressing Y2K issues are expected to remain high for the remainder of 1999.

     Net sales of the "Other" segment were down primarily as a result of the Company's ceasing to consolidate its castings business after July 1998. See
Note 2 to the Consolidated Financial Statements. Equity losses of joint ventures in the "Other" segments were higher in 1999 as the result of the castings joint venture and higher losses of other investees.

     The Company's firm order backlog at the end of March 1999 was approximately $325 million. Comparable backlogs at the end of March 1998 and December 1998 were approximately $475 million and $350 million, respectively.

     The titanium industry has experienced reduced demand for aerospace and industrial products due to high levels of inventories reported to be held by customers, actual and anticipated declines in number of aircraft forecast to be produced, especially wide-bodied aircraft, and continuing weakness of Asian and other economies. Assuming demand remains at currently expected levels and does not decrease or increase significantly during the remainder of 1999, the Company currently expects to report a net loss for the second quarter, and possibly the third quarter, with a return to profitability by the fourth quarter. The Company's previously-reported plan of action designed to address current market conditions is on schedule. The facilities closures and most of the workforce reductions have been implemented. In addition, the Company's major capital expenditure program has been completed, with all major equipment now in production. The business-enterprise system is installed, and the Company is now focusing on using it to help improve its business processes, although benefits of the new system will likely be modest in 1999.

~    European~Operations.~~~The Company has substantial operations and assets located in Europe, principally the United Kingdom, with smaller operations in France, Italy and Germany. Titanium is a worldwide market and the factors influencing the Company's U.S. and European operations are substantially the same.

     Approximately one-half of the Company's European sales are denominated in currencies other than the U.S. dollar, principally major European currencies. Certain purchases of raw materials, principally titanium sponge and alloys, for the Company's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of the Company's European subsidiaries are those of their respective countries; thus, the U.S. dollar value of these subsidiaries' sales and costs denominated in currencies other than their functional currency, including sales and costs denominated in U.S. dollars, are subject to exchange rate fluctuations which may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of the Company's European operations may be in U.S. dollars or in functional currencies. The Company's export sales from the United States are denominated in U.S. dollars and, as such, are not subject to currency exchange rate fluctuations.

     The U.S. dollar sales and purchases of the Company's European operations described above provide some natural hedge of non-functional currencies, and the Company does not use currency contracts to hedge its currency exposures. Net currency transaction/translation losses were $.8 million during the first quarter of 1999 and were $.3 million during the first quarter of 1998. At March 31, 1999, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $30 million and $27 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable, accounts payable and borrowings. Exchange rates among 11 European currencies (including the French franc, Italian lira and German mark, but excluding the UK pound sterling) became fixed relative to each other as a result of the new European currency unit ("euro") effective in 1999. Costs associated with modifications of systems to handle euro-denominated transactions have not been significant.

     ~General~Corporate~Income.~General corporate income (which accounts for substantially all of the Consolidated Statement of Operations caption "Other income") includes earnings on corporate cash equivalents and varies with cash levels and interest rates.

     ~Interest~Expense.~~~Interest expense in the first quarter of 1999 was higher than in the comparable 1998 period, primarily reflecting higher borrowing levels.

     ~Minority~Interest.~Dividend expense related to the Company's 6.625% Convertible Preferred Securities approximated $3.3 million in both the 1999 and 1998 periods and is reported as minority interest, net of allocable income taxes.

     ~Income~Taxes.~~~The Company operates in several tax jurisdictions and is subject to various income tax rates. As a result, the geographical mix of pretax income can impact the Company's effective tax rate. See Note 6 to the Consolidated Financial Statements.

     ~Year~2000.~~~Year 2000 issues exist because many computer systems and applications currently use two-digit fields to designate a year. Date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to treat the year 2000 properly could cause systems to process critical financial, manufacturing and operational information incorrectly. Most of the Company's information systems have been or are being replaced in connection with the implementation of the Company's business-enterprise system, the initial implementation of which has been completed. The cost of the new system, including related equipment and networks, aggregated approximately $50 million ($41 million capital and $9 million expense).

     The Company, with the help of outside specialists and consultants, (i) has substantially completed its assessment of potential Y2K issues in its non-information systems (e.g., its manufacturing and communications systems), as well as in those information systems that were not replaced by the new enterprise-wide system, (ii) is in process of determining, prioritizing and implementing remedial actions, including testing, and (iii) will develop contingency plans for any critical items whose Y2K remediation extends beyond the Company's June 30, 1999 target date for completion. The Company's Y2K readiness varies by location. Some locations have completed their internal Y2K readiness plans, while others are in the midst of remediation and testing. At this time, most sites anticipate completing their respective Y2K readiness plans by the June 1999 target date due in part to vendor release schedules. However, remediation of some items at the Henderson, NV site, and possibly others, could be delayed beyond the June 1999 target date due in part to vendor release schedules. The Company has expended an aggregate of approximately $3 million through March 1999 on these specific non-information system issues, principally embedded system technology, and expects to incur approximately an additional
$3 million to $4 million on such issues in the remainder of 1999. The Company's evaluation of potential Y2K exposure related to key suppliers and customers is also in process and will continue throughout 1999.

     The Company believes its key information systems are or will be Y2K ready before the end of 1999. With respect to the Y2K readiness programs related to certain of its embedded manufacturing systems or those comparable systems of its suppliers or customers, the Company cannot predict whether it will find additional problems that would result in unplanned upgrades of applications after June 1999 or even December 1999. As a result of these uncertainties, the Company cannot predict the impact on its financial condition, results of operations or cash flows resulting from Y2K failures in information or other systems that the Company directly or indirectly relies upon. Should the Company's Y2K readiness plans not be successful or be delayed beyond December 1999, the consequences to the Company could be far-reaching and material, including an inability to produce titanium metal products at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Other potential negative consequences could include impeded communications or power supplies, slower transaction processing and financial reporting, and potential liability to third parties. Although not anticipated, the most reasonably likely worst-case scenario of failure by the Company or any of its key suppliers or customers to become Y2K ready would result in a short-term slowdown or cessation of manufacturing operations at one or more of the Company's facilities, a short-term inability on the part of the Company to process orders and billings in a timely manner and to deliver products to customers.


                        LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company had net debt of approximately $90 million ($101 million of notes payable and long-term debt and $11 million of cash and equivalents). The Company also had $135 million of borrowing availability under its U.S. and European credit lines. See Note 5 to the Consolidated Financial Statements.

     ~Operating~Activities~. Cash provided by operating activities was approximately $9 million for the first quarter of 1999, down from $35 million for the same period in 1998, as summarized below.

                                          Three months ended
                                               March 31,

                                            1998       1999

                                            (in thousands)
Cash provided by operating activities:
  Excluding changes in assets and        $ 27,435   $  7,550
liabilities
  Changes in assets and liabilities         7,360      1,642


                                         $ 34,795   $  9,192



     Cash provided by operating activities, excluding changes in assets and liabilities generally followed the decline in operating results. Depreciation and amortization in 1999 is higher than in 1998 as a result of the Company's major 1997-1998 capital program, including the business-enterprise system.

     Changes in assets and liabilities reflect primarily the timing of purchases, production and sales. The Company's previously-reported plan of action to address current market conditions includes reductions in working capital, particularly inventories and receivables, both of which were reduced during the first quarter of 1999. Changes in accounts payable and accrued liabilities in the first quarter of 1999 reflect the effect of payments to suppliers of titanium sponge and other raw materials for purchases made in late 1998 being higher than payables at the end of March 1999 for first quarter purchases.

     Cash payment of dividends on the $80 million of Special Metals Corporation 6.625% convertible preferred stock held by the Company has been deferred by SMC for 1999 due to limitations imposed by SMC's bank credit agreement. The Company currently expects that SMC will be able to pay the 1999 dividends in arrears by the end of the first quarter of 2000.

     ~Investing~Activities.~The Company's major capital expenditure program, which aggregated $180 million in 1997 and 1998, is completed and the Company estimates that capital expenditures for calendar 1999 will be less than $40 million. Proceeds from the sale of property and equipment in 1999 include the sale of an interest in a corporate aircraft and assets sold as part of the Company's restructuring activities.

     ~Financing~Activities~. Net borrowings in the 1998 period included amounts used to fund the acquisition of Loterios S.p.A. in April 1998. Net repayments in 1999 reflect reductions of outstanding borrowings in both the U.S. and U.K.

     The Company's Convertible Preferred Securities do not require principal amortization. TIMET has the right to defer dividend payments for one or more periods of up to 20 consecutive quarters each.

     The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, the Company has in the past and, in the light of its current outlook, may in the future seek to raise additional capital, modify its dividend policy, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of capital stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources.

     In the normal course of business, the Company investigates, evaluates, discusses and engages in acquisition, joint venture, strategic relationship and other business combination opportunities in the titanium, specialty metals and related industries. In the event of any future acquisition or joint venture opportunities, the Company may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

                          PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.

     Reference is made to the Company's 1998 Annual report for descriptions of certain previously-reported legal proceedings.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

       27.1       Financial Data Schedule for the quarter ended March 31, 1999.

     (b)  Reports on Form 8-K:

       Reports on Form 8-K filed by the Registrant for the quarter ended March 31, 1999 and the month of April, 1999:

       January 25, 1999            -    Reported Items 5 and 7
       February 24, 1999           -    Reported Items 5 and 7
       April 26, 1999              -    Reported Items 5 and 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TITANIUM METALS CORPORATION

                                         (Registrant)



Date: May 5, 1999         By  /s/ J. Thomas Montgomery, Jr.

                          J. Thomas Montgomery, Jr.
                          Vice President - Finance and Treasurer
                          (Principal Finance and Accounting Officer)

