Form 10-Q
period 1999-06-30
TITANIUM METALS CORP
filed 1999-07-30
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended June 30, 1999
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Yes  X   No



Number of shares of common stock outstanding on July 29, 1999: 31,370,905

                         FORWARD - LOOKING INFORMATION

     The statements contained in this Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and under the captions "Results of Operations" and "Liquidity and Capital Resources" (both contained in Management's Discussion and Analysis of Financial Condition and Results of Operations), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expected" or comparable terminology or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including in those portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission, such as the cyclicality of the Company's business and its dependence on the aerospace industry, the sensitivity of the Company's business to global industry capacity, global economic conditions, changes in product pricing, the impact of long term contracts with customers on the ability to raise prices, the impact of long term contracts with vendors on the ability of the Company to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, control by certain stockholders and possible conflicts of interest, potential difficulties in integrating acquisitions, uncertainties associated with new product development and the supply of raw materials and services and the possibility of disruptions of normal business activities from "Year 2000" ("Y2K") issues. Should one or more of these risks materialize (or the consequences of such a development worsen), or should one or more of the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

                          TITANIUM METALS CORPORATION

                                     INDEX


                                                                    Page
                                                                   number

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements.

           Consolidated Balance Sheets - December 31, 1998 and
            June 30, 1999                                            2-3

           Consolidated Statements of Operations - Three months
            and six months ended June 30, 1998 and 1999                4

           Consolidated Statements of Comprehensive Income - Three
            months and six months ended June 30, 1998 and 1999         5

           Consolidated Statements of Cash Flows - Six months
            ended June 30, 1998 and 1999                             6-7

           Consolidated Statement of Stockholders' Equity - Six
            months ended June 30, 1999                                 8

           Notes to Consolidated Financial Statements               9-13

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                  14-17

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings.                                       18

     Item 4. Submission of Matters to a Vote of Security Holders.     18

     Item 6. Exhibits and Reports on Form 8-K.                        18


                          TITANIUM METALS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                         December31,    JUNE 30,
                ASSETS                      1998         1999

Current assets:
  Cash and cash equivalents             $  15,464     $   5,044
  Accounts and other receivables, less
     allowance of $1,932 and $2,060       126,988       107,974
  Receivable from related parties           8,119         6,545
  Refundable income taxes                   6,819         5,327
  Inventories                             225,880       207,334
  Prepaid expenses and other               10,650         8,235
  Deferred income taxes                     1,900         2,800


     Total current assets                 395,820       343,259



Other assets:
  Investments in joint ventures            32,633        31,406
  Preferred securities                     80,000        80,000
  Goodwill                                 59,547        56,332
  Other intangible assets                  19,894        17,572
  Other                                    14,129        17,577


     Total other assets                   206,203       202,887




Property and equipment:
  Land                                      5,974         6,097
  Buildings                                26,128        24,160
  Information technology systems and       53,168        54,168
equipment
  Manufacturing and other equipment       281,072       324,612
  Construction in progress                 52,651        11,778

                                          418,993       420,815
  Less accumulated depreciation            67,770        80,637


     Net property and equipment           351,223       340,178


                                        $ 953,246     $ 886,324



                          TITANIUM METALS CORPORATION

                                 (In thousands)

LIABILITIES, MINORITY INTEREST AND         December 31,  JUNE 30,
STOCKHOLDERS' EQUITY                          1998         1999

Current liabilities:
  Notes payable                           $  5,134      $  8,781
  Current maturities of long-term debt
and
     capital lease obligations                 771           639
  Accounts payable                          69,302        56,106
  Accrued liabilities                       50,628        33,773
  Payable to related parties                 3,223         1,960
  Income taxes                               5,391         7,018
  Deferred income taxes                      2,500           100


     Total current liabilities             136,949       108,377


Noncurrent liabilities:
  Long-term debt                            99,950        78,033
  Capital lease obligations                 10,069         9,444
  Payable to related parties                 1,395         1,340
  Accrued OPEB cost                         24,065        23,389
  Accrued pension cost and other             8,754         9,372
  Deferred income taxes                     14,200        15,200


     Total noncurrent liabilities          158,433       136,778



Minority interest - Company-
obligated mandatorily
  redeemable preferred securities of
subsidiary trust                           201,250       201,250
  holding solely  subordinated debt
securities
  ("Convertible Preferred Securities")

Other minority interest                      8,237         7,043

Stockholders' equity:
  Preferred stock                                -             -
  Common stock                                 315           315
  Additional paid-in capital               347,972       347,984
  Retained earnings                         99,981        91,083
  Accumulated other comprehensive income     1,317        (5,298)
  Treasury stock                            (1,208)       (1,208)


     Total stockholders' equity            448,377       432,876


                                         $ 953,246     $ 886,324


[FN]Commitments and contingencies (Note 1)

                          TITANIUM METALS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                               Three months       Six months
                                  ended             ended
                                 June 30,          June 30,

                              1998      1999      1998      1999

Revenues and other income:
  Net sales                  $190,821  $127,608  $377,878  $261,744

  Equity in earnings
(losses) of joint                 417      (632)      181    (1,080)
     ventures
  Other, net                    1,774       975     2,751     1,780

                              193,012   127,951   380,810   262,444


Costs and expenses:
  Cost of sales               147,111   113,504   287,943   235,774
  Selling, general,
administrative and             14,233    12,606   28,417    25,367
     development
  Restructuring charge          6,000         -    6,000         -
  Interest                        533     1,691      949     2,986

                              167,877   127,801   323,309   264,127


  Income (loss) before
income taxes
     and minority interest     25,135       150   57,501    (1,683)


Income tax expense (benefit)    8,580        53   19,584      (589)
Minority interest -
Convertible                     2,219     2,167    4,433     4,334
   Preferred Securities
Other minority interest           516       423    1,378       961


  Net income (loss)          $ 13,820  $ (2,493) $32,106   $(6,389)




Diluted net income (loss)    $ 16,039  $  (326)  $36,539   $(2,055)




Earnings per share:
  Basic                      $   .44   $  (.08)  $  1.02   $  (.20)

  Diluted                        .44      *      $   .99      *

Weighted average shares
 outstanding:
  Basic                       31,459    31,370   31,459    31,370
  Diluted                     36,866    36,760   36,890    36,759

*  Antidilutive

                          TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                               Three months       Six months
                                   ended            ended
                                 June 30,          June 30,

                              1998      1999      1998       1999

Net income (loss)            $13,820   $(2,493)   $32,106   $(6,389)

Other comprehensive income -
currency
   translation adjustment     (1,101)   (1,106)    (1,040)   (6,615)


     Comprehensive income    $12,719   $(3,599)   $31,066  $(13,004)
(loss)



                         TITANIUM METALS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Six months ended June 30, 1998 and 1999

                                 (In thousands)

                                               1998       1999

Cash flows from operating activities:
  Net income (loss)                         $ 32,106    $(6,389)

  Depreciation and amortization               15,432     21,260
  Equity in (earnings) losses of joint
 ventures, net of dividends received            (181)     1,580
  Restructuring charge - noncash portion       4,104          -
  Deferred income taxes                          532     (1,300)
  Other minority interest                      1,378        961
  Change in assets and liabilities, net of
acquisitions:
    Receivables                               12,802     18,570
    Inventories                              (27,591)    18,546
    Prepaid expenses and other                 2,371      2,415
    Accounts payable and accrued liabilities  (4,366)   (24,700)
    Accrued restructuring charges              1,879     (5,351)
    Income taxes                               7,573      3,119
    Accounts with related parties, net         7,031        256
    Other, net                                (2,429)    (5,015)


      Net cash provided by operating          50,641     23,952
activities


Cash flows from investing activities:
  Capital expenditures                       (47,328)   (14,532)
  Business acquisitions                      (19,277)         -


  Proceeds from sales of property and              -      3,043
equipment
  Other, net                                    (700)       209


      Net cash used by investing activities  (67,305)   (11,280)


Cash flows from financing activities:
  Indebtedness:
    Borrowings                                45,000     12,398
    Repayments                               (17,487)   (32,161)
  Dividends paid                              (1,259)    (2,509)
  Other, net                                     734       (284)

      Net cash provided (used) by financing   26,988    (22,556)
activities


      Net cash provided (used) by operating,
         financing and investing activities  $ 10,324   $(9,884)



                          TITANIUM METALS CORPORATION

                    Six months ended June 30, 1998 and 1999

                                 (In thousands)

                                              1998       1999

Net increase (decrease) in cash and
equivalents from:
  Operating, investing and financing       $ 10,324   $ (9,884)
activities
  Cash acquired                               1,187          -
  Currency translation                         (142)      (536)

                                             11,369    (10,420)
Cash and cash equivalents at beginning of    68,957     15,464
period


Cash and cash equivalents at end of period $ 80,326   $  5,044



Supplemental disclosures - cash paid for:
    Interest, net of amounts capitalized    $   874   $  2,769
    Convertible Preferred Securities          6,666      6,666
dividends
    Income taxes (refund), net                3,553     (5,709)

  Business acquisitions:
    Cash acquired                           $ 1,187   $      -
    Receivables                               6,574          -
    Inventories                              14,144          -
    Property and equipment and other          6,656          -

    Goodwill and other intangibles            8,566          -
    Liabilities assumed                     (17,850)         -


      Cash paid                            $ 19,277   $      -



                          TITANIUM METALS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 1999

                                 (In thousands)


                                      Additional
                    Common    Common   Paid-In   Retained
                    Shares    Stock    Capital   Earnings

Balance at December 31,369    $  315   $347,972  $99,981
31, 1998

Comprehensive            -         -        -     (6,389)
income
Dividends paid           -         -        -     (2,509)
($.08 per share)
Other                    2         -       12          -


Balance at June 30, 31,371    $  315   $347,984  $91,083
1999



                          TITANIUM METALS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 1999

                                 (In thousands)

                     Accumulated Other
                    Comprehensive Income
                    Currency    Pension    Treasury
                   Translation Liabilities  Stock   Total

Balance at December $  5,600   $ (4,283)   $(1,208)  $448,377
31, 1998

Comprehensive         (6,615)         -          -   (13,004)
income
Dividends paid             -          -          -    (2,509)
($.08 per share)
Other                      -          -          -        12


Balance at June 30, $ (1,015)  $ (4,283)   $(1,208) $432,876
1999



                          TITANIUM METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation:

     The consolidated balance sheet of Titanium Metals Corporation ("TIMET") and subsidiaries (collectively, the "Company") at December 31, 1998 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1999 and the consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the interim periods ended June 30, 1998 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations.

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

     Acquisitions in 1998 consist of the previously-reported acquisition of Loterios S.p.A. in April 1998.

     For information concerning certain legal proceedings and certain contingencies related to the Company, see (i) Part I, Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations"

("MD&A"), (ii) Part II, Item 1 -- "Legal Proceedings," and (iii) the 1998 Annual Report.

Note 2 - Segment information:

     The Company is a vertically integrated producer of titanium sponge, melted products (ingot and slab) and a variety of mill products for aerospace, industrial and other applications. The Company's production facilities are located principally in the United States, the United Kingdom and France, and its products are sold throughout the world. These worldwide integrated activities compose the Company's principal segment, "Titanium melted and mill products."

     The "Other" segment includes the Company's titanium castings operations, which were combined in a joint venture in August 1998, and other nonintegrated joint ventures.

     Operating income, inventory and receivables are the key management measures used to evaluate segment performance. Substantially all inventories and receivables at December 31, 1998 and June 30, 1999, along with substantially all depreciation and amortization and capital expenditures for the interim periods ended June 30, 1998 and 1999, relate to the "Titanium melted and mill products" segment.

                          Three months ended      Six months ended
                               June 30,               June 30,

                            1998       1999        1998        1999

                            (In thousands)         (In thousands)
Net sales:
  Titanium melted & mill $181,913   $127,161     $359,985   $261,240
products
  Other                    10,077        885       19,740      1,337
  Eliminations             (1,169)      (438)      (1,847)      (833)


                         $190,821   $127,608     $377,878   $261,744



Mill products shipments:
  Volume (metric tons)      3,900      2,800        7,800      5,800
  Average price ($ per     $34.50     $35.00       $34.50     $34.75
kilogram)

Equity in earnings
(losses) of
    joint ventures:
  Titanium melted & mill  $  713     $  (124)     $   741    $   (18)
products
  Other                     (296)       (508)        (560)    (1,062)




                          $  417     $  (632)     $   181    $(1,080)





Operating income (loss):
  Titanium melted & mill $29,358     $ 1,531    $  60,365    $   634
products
  Other                   (5,464)       (476)      (4,842)    (1,008)

                          23,894       1,055       55,523       (374)
General corporate income,  1,774         786        2,927      1,677
net
Interest expense            (533)     (1,691)        (949)    (2,986)


  Income (loss) before
income taxes
    and minority interest $25,135    $   150     $ 57,501    $(1,683)


     Operating income in the 1998 periods includes a $6 million restructuring charge. Additional restructuring charges of $18 million were recorded in the fourth quarter of 1998. See Note 4.

                                                December 31, JUNE 30,
                                                    1998      1999

                                                    (In thousands)
Investment in joint
ventures:
  Titanium melted & mill                        $  22,044    $21,525
products
  Other                                            10,589      9,881


                                                $  32,633    $31,406



Note 3 - Inventories:


                                             December 31,   JUNE 30,
                                                1998          1999

                                                  (In thousands)
Raw materials                                $ 56,109     $   39,882
Work-in-process                                97,947         93,481
Finished products                              61,213         59,416
Supplies                                       10,611         14,555


                                            $ 225,880      $ 207,334


     The average cost of LIFO inventories exceeded the net carrying amount of such inventories by approximately $28 million at each of December 31, 1998 and June 30, 1999.

Note 4 - Accrued liabilities:

                                             December 31,    JUNE 30,
                                                 1998          1999

                                                  (In thousands)
OPEB cost                                    $  2,371       $   2,301
Pension cost                                    1,482           1,406
Other employee benefits                        20,881          13,433
Environmental costs                             2,273             927
Restructuring costs                             6,727           1,743
Taxes, other than income                        1,292           1,825
Convertible Preferred Securities - accrued      1,111           1,111
dividends
Other                                          14,491          11,027


                                             $ 50,628        $ 33,773


     Payments for restructuring costs during the six months ended June 30, 1999 related to the Company's previously-reported restructuring plan implemented beginning in 1998 (aggregate charge in 1998 of $24 million). The remaining accrued restructuring costs at June 30, 1999 of $1.7 million consist primarily of unpaid personnel severance and benefits. Certain terminated employees are being paid in installments and payments for items such as benefit continuation for terminated employees continue for specified periods of time. Substantially all such payments will be made by the end of 1999 although a nominal amount will be paid in 2000. See also MD&A.


Note 5 - Notes payable, long-term debt and capital lease obligations:

     Notes payable at December 31, 1998 and June 30, 1999 consist of borrowings under the Company's short-term European bank credit agreements.

     Long-term debt at June 30, 1999 consists of $74 million of borrowings under the Company's U.S. bank credit agreement (December 31, 1998 - $80 million), $3 million of borrowings under its U.K. bank credit agreement (December 31, 1998 - $19 million) and approximately $1 million of other European debt. At June 30, 1999, the Company had approximately $135 million of unused borrowing availability under its U.S. and European bank credit agreements. Available borrowings in the future could be further reduced due to the leverage and interest coverage ratios contained in the Company's U.S. credit agreement, as amended.

     Capital lease obligations relate principally to U.K. production facilities held under long-term leases with IMI plc.

Note 6 - Income taxes:

     The difference between the Company's provision for income tax expense (benefit) attributable to pretax income (loss) and the amounts that would be expected using the U.S. federal statutory income tax rate of 35% is summarized below.

                                                Six months ended
                                                    June 30,

                                                 1998      1999

                                                 (In thousands)
Expected income tax expense (benefit)           $20,125   $ (589)

Foreign tax rates                                 (500)      357
Foreign sales corporation benefit                 (166)      (53)
U.S. state income taxes, net                       400      (196)
Other, net                                        (275)     (108)


                                                $19,584   $ (589)



     Minority interest - Convertible Preferred Securities is stated net of income tax benefits of $2.3 million in both the 1998 and 1999 six-month periods.

Note 7 - Environmental matters:

     In the early 1990s, TIMET and certain other companies (the "Steering Committee Companies") that currently have or formerly had operations within a Henderson, Nevada industrial complex (the "BMI Complex") began environmental assessments of the BMI Complex and each of the individual company sites located within the BMI Complex pursuant to a series of consent agreements entered into with the Nevada Division of Environmental Protection ("NDEP"). Most of this assessment work has now been completed, although some of the assessment work with respect to TIMET's property is continuing.

     In June 1999, TIMET entered into a series of agreements with Basic Management, Inc. (together with its subsidiaries, "BMI") and, in certain cases, other Steering Committee Companies, pursuant to which, among other things:

  . BMI, TIMET and the other Steering Committee Companies each agreed to contribute to the cost of remediating any soils contamination within the BMI Complex (excluding the individual active plant sites), certain lands surrounding the BMI Complex, and certain lands owned by the Company adjacent to its plant site (the "TIMET Pond Property"); the Company contributed $2.8 million to the cost of this remediation (which payment was charged against accrued liabilities);

  . BMI assumed responsibility for the conduct of soils remediation activities on the properties described, including, subject to final NDEP approval, the responsibility to complete all outstanding requirements under the consent agreements with NDEP insofar as they relate to the investigation and remediation of soils conditions on such properties;

  . BMI indemnified TIMET and the other Steering Committee Companies against certain future liabilities associated with any soils contamination on such properties; and

  . The Company agreed to convey to BMI, at no additional cost, the TIMET Pond Property upon payment by BMI of the cost to design, purchase, and install the technology and equipment necessary to allow the Company to stop discharging liquid and solid effluents and co-products onto the TIMET Pond Property (BMI will pay 100% of the first $15.9 million cost for this project, and TIMET will contribute 50% of the cost in excess of $15.9 million, up to a maximum payment by TIMET of $2 million; the Company does not currently expect to incur any cost in connection with this project).

     The Company, BMI and the other Steering Committee Companies are continuing investigation with respect to certain issues associated with the properties described above. In addition, the Company is continuing assessment work with respect to its own active plant site.

Note 8 - Ownership structure:

     At June 30, 1999, Tremont Corporation held approximately 39% of TIMET's outstanding common stock. Valhi, Inc. and other entities related to Harold C. Simmons hold an aggregate of approximately 55% of Tremont's outstanding common stock. Mr. Simmons may be deemed to control each of Valhi, Tremont and TIMET.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

     ~Sales~and~Operating~Income.~~~The Company's 1999 results were below those of the same periods in 1998 principally due to a 26% decline in year-to-date mill products volume caused by lower demand in both aerospace and industrial markets, as reported in earlier periods.

     Sales of $128 million in the second quarter of 1999 were 5% lower than the first quarter of this year principally due to lower volume. The average mill product selling price increased largely due to mix, as over 60% of the decline in mill products volume from the first quarter level was in TIMET's lowest priced industrial market product line.

     Total cost of sales was 89% of sales in the second quarter of 1999 compared to 91% in the first quarter of this year. TIMET's previously-reported cost reduction efforts and the changes in product mix both contributed to the improvement in second quarter gross profit margins over first quarter levels. The Company is focusing on improving its margins through cost reductions, including shifting production to its more cost effective equipment acquired or refurbished as part of its recently completed major capital expenditure program, and through increased utilization of its business-enterprise system to help improve business processes.

     Selling, general and administrative and development expenses in 1999 are lower than in 1998 but are higher as a percentage of sales as not all such costs are variable, particularly in the short term. Losses related to ValTimet, the Company's tube products joint venture, were the principle reason for the decline in equity in joint ventures of the "Titanium melted & mill products" segment.

     Net sales of the "Other" segment in 1999 were lower than last year primarily as a result of the Company's ceasing to consolidate its castings business after July 1998. See Note 2 to the Consolidated Financial Statements. Equity losses of joint ventures in the "Other" segment are the result of the losses of the castings joint venture and higher losses of other ventures.

     TIMET believes that demand for titanium aerospace products continues to be impacted by customer inventory levels as well as forecasted commercial aircraft build rates. The time required for customers to consume excess inventories has been longer than the Company previously anticipated. TIMET also intends to increasingly compete on price, particularly in industrial markets. The Company currently expects volumes during the last half of 1999 to be higher than in the first half of the year, and expects overall average mill product selling prices to be lower, in part due to mix changes. Assuming demand remains at currently expected levels during the remainder of 1999, the Company currently expects to return to modest profitability in the second half of 1999.

~    European~Operations.~~~The Company has substantial operations and assets located in Europe, principally the United Kingdom, with smaller operations in France, Italy and Germany. Titanium is a worldwide market and the factors influencing the Company's U.S. and European operations are substantially the same.

     Approximately one-half of the Company's European sales are denominated in currencies other than the U.S. dollar, principally major European currencies. Certain purchases of raw materials, principally titanium sponge and alloys, for the Company's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of the Company's European subsidiaries are those of their respective countries; thus, the U.S. dollar value of these subsidiaries' sales and costs denominated in currencies other than their respective functional currency, including sales and costs denominated in U.S. dollars, are subject to exchange rate fluctuations which may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of the Company's European operations may be in U.S. dollars or in functional currencies. The Company's export sales from the United States are denominated in U.S. dollars and as such are not subject to currency exchange rate fluctuations.

     The U.S. dollar sales and purchases of the Company's European operations described above provide some natural hedge of non-functional currencies, and the Company does not use currency contracts to hedge its currency exposures. Net currency transaction/translation losses (included in Other income) were $1.5 million during the six months ended June 30, 1999. Foreign currency gains were $0.1 million during the 1998 six month period. At June 30, 1999, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $30 million and $27 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable, accounts payable and borrowings. Exchange rates among 11 European currencies (including the French franc, Italian lira and German mark but excluding the UK pound sterling) became fixed relative to each other as a result of the new European currency unit ("euro") effective in 1999. Costs associated with modifications of systems to handle euro-denominated transactions have not been significant.

     ~General~Corporate~Income.~General corporate income, net (which accounts for substantially all of the Consolidated Statement of Operations caption "Other income") includes earnings on corporate cash equivalents, which vary with cash levels and interest rates, and accrued dividends on preferred securities.

     ~Interest~Expense.~~~Interest expense in the 1999 periods is higher than in the comparable 1998 periods, reflecting both higher average borrowing levels and lower levels of interest capitalization on capital projects in process.

     ~Minority~Interest.~Dividend expense related to the Company's 6.625% Convertible Preferred Securities approximated $3.3 million in the second quarters of both 1999 and 1998 and is reported as minority interest, net of allocable income taxes.

     ~Income~Taxes.~~~The Company operates in several tax jurisdictions and is subject to various income tax rates. As a result, the geographical mix of pretax income can impact the Company's effective tax rate. See Note 6 to the Consolidated Financial Statements.

     ~Year~2000.~~~Y2K issues exist because many computer systems and applications currently use two-digit fields to designate a year. Date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to treat the year 2000 properly could cause systems to process critical financial, manufacturing and operational information incorrectly. The Company has been actively involved in addressing Y2K issues because of the need to ensure, to the greatest extent possible, that its business operations continue without significant disruption after the millennium. Most of the Company's information systems have been or are being replaced in connection with the implementation of the Company's business-enterprise system, the initial implementation of which was substantially completed with the roll-out of the system to the Company's U.K. subsidiary in February 1999. The cost of the new system, including related equipment and networks, aggregated approximately $50 million ($41 million capital and $9 million expense).

     The Company, with the help of outside specialists and consultants (i) has completed its assessment of potential Y2K issues in its non-information systems (e.g., its manufacturing and communications systems), as well as in those information systems that were not replaced by the new enterprise-wide system, and (ii) has substantially completed the remediation and testing of all systems. The Company's Y2K readiness varies by location. Some locations had completed their internal Y2K readiness plans by the Company's June 1999 target date. Certain other locations were delayed in completing their readiness plans in part due to vendor release schedules. The Company has contingency plans for certain applications in the event Y2K readiness is delayed, and is currently developing contingency plans for certain other applications. The Company also intends to continue testing and retesting during the remainder of 1999. The Company has expended approximately $4 million through June 1999 ($2 million in the first half of 1999) on these specific non-information system issues, principally embedded system technology, and expects to incur approximately an additional
$1 million on such issues in the remainder of 1999. The Company's evaluation of potential Y2K exposure related to key suppliers and customers is also in process and will continue throughout 1999. In this regard, the Company is considering the temporary shutdown of certain sensitive production operations for a few days around the turn of the millennium as an additional safeguard against the unexpected loss of utilities service. The Company expects to schedule production to provide for such temporary shutdowns.

     Although the Company believes its key information and non-information systems will be Y2K ready before the end of 1999, it cannot predict whether it will find additional problems that would result in unplanned upgrades of applications during the rest of 1999 or even after December 1999. As a result of these uncertainties, the Company cannot predict the impact on its financial condition, results of operations or cash flows resulting from Y2K failures in systems that the Company directly or indirectly relies upon. Should the Company's Y2K readiness plans not be successful or be delayed beyond December 1999, the consequences to the Company could be far-reaching and material, including an inability to produce titanium metal products at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Other potential negative consequences could include impeded communications or power supplies, slower transaction processing and financial reporting, and potential liability to third parties. Although not anticipated, the most reasonably likely worst-case scenario of failure by the Company or its key suppliers or customers to become Y2K ready would be a short-term slowdown or cessation of manufacturing operations at one or more of the Company's facilities and a short-term inability on the part of the Company to process orders and billings in a timely manner, and to deliver products to customers.

     ~Environmental~Matters.~Note 7 to the Consolidated Financial Statements is incorporated herein by reference.

                        LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had net debt of approximately $82 million ($87 million of notes payable and long-term debt and $5 million of cash and equivalents). The Company also had $135 million of unused borrowing availability under its U.S. and European credit lines. See Note 5 to the Consolidated Financial Statements.

     ~Operating~Activities~. Cash provided by operating activities was approximately $24 million for the six-month period ended June 30, 1999, down from $51 million for the same period in 1998, as summarized below.

                                                    Six months ended
                                                        June 30,

                                                     1998       1999

                                                     (in thousands)
Cash provided by operating activities:
  Excluding changes in assets and liabilities     $ 53,371    $ 16,112
  Changes in assets and liabilities                 (2,730)      7,840


                                                  $ 50,641   $ 23,952


     Cash provided by operating activities, excluding changes in assets and liabilities generally followed the trend in operating results. Depreciation in 1999 is higher than in 1998 resulting from the Company's major 1997-1998 capital program, including the business-enterprise system. Results of operations in 1998 included a second quarter restructuring charge which was principally noncash. See also Note 4 to the Consolidated Financial Statements.

     Changes in assets and liabilities reflect primarily the timing of purchases, production and sales. The Company's plan of action to address current market conditions includes reductions in working capital, particularly inventories and receivables, both of which were reduced in the six-month period ended June 30, 1999. Changes in accounts payable and accrued liabilities in 1999 include the effect of payments to suppliers of titanium sponge and other raw materials for purchases made in late 1998 being higher than payables at the end of June for 1999 purchases, as well as the effect of lower purchase and headcount levels on accounts payable and accrued liabilities.

     Dividends on the $80 million of Special Metals Corporation 6.675% convertible preferred stock held by the Company have been deferred by SMC for 1999 due to limitations imposed by SMC's bank credit agreements. Management of SMC has advised the Company they currently expect SMC to meet the 1999 covenants that would allow SMC to pay its 1999 dividends in arrears by the end of the first quarter of 2000.

     ~Investing~Activities.~The Company's major capital expenditure program, which aggregated $180 million in 1997 and 1998, is completed and the Company estimates that capital expenditures for all of 1999 will approximate
$35 million. Business acquisitions consist of the purchase of Loterios S.p.A. in April 1998. Proceeds from the sale of property and equipment in 1999 include assets sold as part of the Company's restructuring activities.

     ~Financing~Activities~. Net borrowings in the 1998 period included amounts used to fund the acquisition of Loterios. Net repayments in 1999 reflect reductions of outstanding borrowings in both the U.S. and U.K.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its Annual Meeting of Stockholders on May 12, 1999, and the only matter voted upon was the election of directors. All nominees for director were elected. All directors are elected annually for one-year terms. The vote with respect to each of the Company's directors was as follows:

      Director            Votes For          Votes Withheld

Joseph S. Compofelice     29,676,871            381,099
Andrew R. Dixey           29,677,116            380,854
Edward C. Hutcheson, Jr.  29,676,041            381,929
J. Landis Martin          29,676,316            381,654
Glenn R. Simmons          29,667,091            390,879
Gen. Thomas P. Stafford   29,673,516            384,454

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

       10.1 Intercorporate Services Agreement by and between NL Industries Inc and the Registrant effective as of January 1, 1999, incorporated by reference to Exhibit 10.3 to a Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed by NL Industries, Inc. (File No. 1-640).

       10.2 Intercorporate Services Agreement by and between Tremont Corporation and the Registrant effective as of January 1, 1999, incorporated by reference to Exhibit 10.6 to a Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed by Tremont Corporation (File No. 1-10126).

       10.3 Second Amendment to Credit Agreement among Titanium Metals Corporation and various lending institutions dated as of June 30, 1999.

       27.1    Financial Data Schedule for the quarter ended June 30, 1999.


     (b)  Reports on Form 8-K:

       Reports on Form 8-K filed by the Registrant for the quarter ended June 30, 1999 and through July 28, 1999:

               Filing Date         Items Reported


               May 3, 1999              5 and 7
               May 14, 1999             5 and 7
               July 26, 1999            5 and 7
               July 26, 1999            5 and 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TITANIUM METALS CORPORATION

                                         (Registrant)



Date: July 29, 1999     By  /s/ J. Thomas Montgomery, Jr.
                            ----------------------------------------
                            J. Thomas Montgomery, Jr.
                            Vice President - Finance and Treasurer
                            (Principal Finance and Accounting Officer)

