Form 10-Q
period 1999-09-30
TITANIUM METALS CORP
filed 1999-11-10
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                    ------------------

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-28538
                                                -------

                      Titanium Metals Corporation

------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                  Delaware                                   13-5630895

-------------------------------------------------        ---------------------
(State or other jurisdiction of incorporation or          (IRS Employer
organization)                                              Identification No.)

                 1999 Broadway, Suite 4300, Denver, Colorado 80202

-------------------------------------------------------------------------------
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


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON OCTOBER 31, 1999: 31,370,905
                                                                  ----------

                          FORWARD - LOOKING INFORMATION

         The  statements  contained  in this  Report  on Form  10-Q  ("Quarterly
Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and under the captions "Results of Operations" and "Liquidity and Capital Resources" (both contained in Management's Discussion and Analysis of Financial Condition and Results of Operations), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expected" or comparable terminology or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including in those portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission, such as the cyclicality of the Company's business and its dependence on the aerospace industry, the sensitivity of the Company's business to global industry capacity, global economic conditions, changes in product pricing, the impact of long term contracts with customers on volumes and the ability to raise prices, the impact of long term contracts with vendors on the ability of the Company to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, control by certain stockholders and possible conflicts of interest, potential difficulties in integrating acquisitions, uncertainties associated with new product development and the supply of raw materials and services and the possibility of disruptions of normal business activities from "Year 2000" ("Y2K") issues. Should one or more of these risks materialize (or the consequences of such a development worsen), or should one or more of the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

                           TITANIUM METALS CORPORATION

                                      INDEX

                                                                                                            Page

                                                                                                           NUMBER

PART I.       FINANCIAL INFORMATION

         Item 1.    Financial Statements.

                    Consolidated Balance Sheets - December 31, 1998 and

                      September 30, 1999                                                                     2-3

                    Consolidated Statements of Operations - Three months

                      and nine months ended September 30, 1998 and 1999                                       4

                    Consolidated Statements of Comprehensive Income - Three

                      months and nine months ended September 30, 1998 and 1999                                5

                    Consolidated Statements of Cash Flows - Nine months

                      ended September 30, 1998 and 1999                                                      6-7

                    Consolidated Statement of Stockholders' Equity - Nine

                      months ended September 30, 1999                                                         8

                    Notes to Consolidated Financial Statements                                              9-12

         Item 2.    Management's Discussion and Analysis of Financial

                      Condition and Results of Operations.                                                  13-17

PART II.     OTHER INFORMATION

         Item 1.    Legal Proceedings.                                                                       18

         Item 6.    Exhibits and Reports on Form 8-K.                                                        18


                           TITANIUM METALS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                            DECEMBER 31,            SEPTEMBER 30,

                                ASSETS                                          1998                    1999
                                                                         --------------------    --------------------

Current assets:

  CASH AND CASH EQUIVALENTS                                                    $   15,464               $    6,792
  Accounts and other receivables, less
     ALLOWANCE OF $1,932 AND $2,230                                               126,988                   98,256
  RECEIVABLE FROM RELATED PARTIES                                                   8,119                    6,437
  REFUNDABLE INCOME TAXES                                                           6,819                    7,513
  INVENTORIES                                                                     225,880                  203,669
  PREPAID EXPENSES AND OTHER                                                       10,650                    9,301
  DEFERRED INCOME TAXES                                                             1,900                    2,293
                                                                         --------------------    --------------------

     TOTAL CURRENT ASSETS                                                         395,820                  334,261
                                                                         --------------------    --------------------


Other assets:

  INVESTMENTS IN JOINT VENTURES                                                    32,633                   30,329
  PREFERRED SECURITIES                                                             80,000                   80,000
  ACCRUED DIVIDENDS - PREFERRED SECURITIES                                              -                    5,123
  GOODWILL                                                                         59,547                   56,311
  OTHER INTANGIBLE ASSETS                                                          19,894                   17,030
  OTHER                                                                            14,129                   18,791
                                                                         --------------------    --------------------

     TOTAL OTHER ASSETS                                                           206,203                  207,584
                                                                         --------------------    --------------------


Property and equipment:

  LAND                                                                              5,974                    6,217
  BUILDINGS                                                                        26,128                   24,689
  INFORMATION TECHNOLOGY SYSTEMS AND EQUIPMENT                                     53,168                   55,574
  MANUFACTURING AND OTHER EQUIPMENT                                               281,072                  329,936
  CONSTRUCTION IN PROGRESS                                                         52,651                   11,430
                                                                         --------------------    --------------------
                                                                                  418,993                  427,846
  LESS ACCUMULATED DEPRECIATION                                                    67,770                   88,137
                                                                         --------------------    --------------------

     NET PROPERTY AND EQUIPMENT                                                   351,223                  339,709
                                                                         --------------------    --------------------

                                                                                $ 953,246               $ 881,554
                                                                         ====================    ====================










See accompanying notes to consolidated financial statements.



                           TITANIUM METALS CORPORATION

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY                        DECEMBER 31,            SEPTEMBER 30,
                                                                                   1998                    1999

                                                                            -------------------- -- --------------------

Current liabilities:

  NOTES PAYABLE                                                                    $  5,134                 10,434
  Current maturities of long-term debt and
     CAPITAL LEASE OBLIGATIONS                                                          771                    670
  ACCOUNTS PAYABLE                                                                   69,302                 50,477
  ACCRUED LIABILITIES                                                                50,628                 33,203
  PAYABLE TO RELATED PARTIES                                                          3,223                  2,509
  INCOME TAXES                                                                        5,391                  6,781
  DEFERRED INCOME TAXES                                                               2,500                      -
                                                                            --------------------    --------------------

     TOTAL CURRENT LIABILITIES                                                      136,949                104,074
                                                                            --------------------    --------------------

Noncurrent liabilities:

  LONG-TERM DEBT                                                                     99,950                 84,454
  CAPITAL LEASE OBLIGATIONS                                                          10,069                  9,798
  PAYABLE TO RELATED PARTIES                                                          1,395                  1,340
  ACCRUED OPEB COST                                                                  24,065                 22,619
  ACCRUED PENSION COST AND OTHER                                                      8,754                  7,205
  DEFERRED INCOME TAXES                                                              14,200                 15,089
                                                                            --------------------    --------------------

     TOTAL NONCURRENT LIABILITIES                                                   158,433                140,505
                                                                            --------------------    --------------------

Minority  interest  -   Company-obligated   mandatorily   redeemable   preferred
  securities of subsidiary trust holding solely subordinated debt securities

  ("CONVERTIBLE PREFERRED SECURITIES")                                              201,250                201,250

OTHER MINORITY INTEREST                                                               8,237                  7,464

Stockholders' equity:

  PREFERRED STOCK                                                                         -                      -
  COMMON STOCK                                                                          315                    315
  ADDITIONAL PAID-IN CAPITAL                                                        347,972                347,984
  RETAINED EARNINGS                                                                  99,981                 82,359
  ACCUMULATED OTHER COMPREHENSIVE INCOME                                              1,317                 (1,189)
  TREASURY STOCK                                                                     (1,208)                (1,208)
                                                                            --------------------    --------------------

     TOTAL STOCKHOLDERS' EQUITY                                                     448,377                428,261
                                                                            --------------------    --------------------

                                                                                  $ 953,246              $ 881,554
                                                                            ====================    ====================

Commitments and contingencies (Note 1)

                           TITANIUM METALS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                          Three months ended                   Nine months ended
                                                             September 30,                       September 30,

                                                     ------------------------------     --------------------------------
                                                         1998             1999             1998               1999
                                                     -------------    -------------    --------------    ---------------

Revenues and other income:

  NET SALES                                              $173,512         $112,706        $551,390          $374,451
  Equity in earnings (losses) of joint
     VENTURES                                                 782             (409)            964            (1,489)
  OTHER, NET                                                2,082            1,768           4,832             3,547
                                                     -------------
                                                                      -------------    --------------    ---------------
                                                          176,376          114,065         557,186           376,509
                                                     -------------    -------------    --------------    ---------------

Costs and expenses:

  COST OF SALES                                           130,494          108,722         418,437           344,495
  Selling, general, administrative and

     DEVELOPMENT                                           16,414           11,286          44,832            36,653
  RESTRUCTURING CHARGE                                          -                -           6,000                 -
  INTEREST                                                  1,376            2,049           2,325             5,035
                                                     -------------
                                                                      -------------    --------------    ---------------
                                                          148,284          122,057         471,594           386,183
                                                     -------------    -------------    --------------    ---------------

  Income (loss) before income taxes

     AND MINORITY INTEREST                                 28,092           (7,992)         85,592            (9,674)

INCOME TAX EXPENSE (BENEFIT)                                9,551           (2,796)         29,134            (3,384)
Minority interest - Convertible

   PREFERRED SECURITIES                                     2,133            2,166           6,566             6,500
OTHER MINORITY INTEREST                                       267              107           1,645             1,068
                                                     -------------    -------------    --------------    ---------------

  NET INCOME (LOSS)                                      $ 16,141         $ (7,469)       $ 48,247         $ (13,858)
                                                     =============    =============    ==============    ===============

DILUTED NET INCOME (LOSS)                                $ 18,274         $ (5,303)       $ 54,813          $ (7,358)
                                                     =============    =============    ==============    ===============

Earnings per share:

  BASIC                                                $     .51        $    (.24)         $  1.53            $ (.44)
  DILUTED                                                    .50             *             $  1.49              *

Weighted average shares outstanding:

  BASIC                                                    31,455           31,369          31,457            31,371
  DILUTED                                                  36,844           36,758          36,875            36,760

*  Antidilutive

                           TITANIUM METALS CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                           Three months ended                  Nine months ended
                                                             September 30,                       September 30,

                                                     -------------------------------    --------------------------------
                                                         1998              1999             1998              1999
                                                     -------------     -------------    --------------    --------------

NET INCOME (LOSS)                                        $16,141           $(7,469)        $48,247          $(13,858)
Other comprehensive income - currency
   TRANSLATION ADJUSTMENT                                  4,754             4,109           3,714            (2,506)
                                                     -------------     -------------    --------------    --------------

     COMPREHENSIVE INCOME (LOSS)                         $20,895           $(3,360)        $51,961          $(16,364)
                                                     =============     =============    ==============    ==============



                           TITANIUM METALS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 1998 and 1999

                                 (In thousands)

                                                                                       1998               1999
                                                                                  ---------------    ---------------

Cash flows from operating activities:

  NET INCOME (LOSS)                                                                  $  48,247          $ (13,858)
  DEPRECIATION AND AMORTIZATION                                                         22,660             31,943
  Equity in (earnings) losses of joint ventures, net of dividends

    RECEIVED                                                                              (964)             2,660
  RESTRUCTURING CHARGE - NONCASH PORTION                                                 4,104                  -
  DEFERRED INCOME TAXES                                                                 10,478             (2,426)
  OTHER MINORITY INTEREST                                                                1,645              1,068
  Change in assets and liabilities, net of acquisitions:

    RECEIVABLES                                                                         12,612             27,197
    INVENTORIES                                                                        (49,169)            20,492
    PREPAID EXPENSES AND OTHER                                                             608              1,477
    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                            11,351            (31,502)
    ACCRUED RESTRUCTURING CHARGES                                                        1,397             (5,683)
    INCOME TAXES                                                                         3,239              1,151
    ACCOUNTS WITH RELATED PARTIES, NET                                                   9,286             (4,208)
    OTHER, NET                                                                            (786)            (7,310)
                                                                                  ---------------    ---------------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                                         74,708             21,001
                                                                                  ---------------    ---------------

Cash flows from investing activities:

  CAPITAL EXPENDITURES                                                                 (79,210)           (18,672)
  BUSINESS ACQUISITIONS                                                                (27,038)                 -
  PROCEEDS FROM SALES OF PROPERTY AND EQUIPMENT                                              -              3,043
  OTHER, NET                                                                               (67)               209
                                                                                  ---------------    ---------------

      NET CASH USED BY INVESTING ACTIVITIES                                           (106,315)           (15,420)
                                                                                  ---------------    ---------------

Cash flows from financing activities:
  Indebtedness:

    BORROWINGS                                                                         121,800             57,731
    REPAYMENTS                                                                         (17,537)           (66,944)
  DIVIDENDS PAID                                                                        (2,517)            (3,764)
  TREASURY STOCK PURCHASED                                                              (1,208)                 -
  OTHER, NET                                                                               117               (289)
                                                                                  ---------------    ---------------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                 100,655            (13,266)
                                                                                  ---------------    ---------------

      Net cash provided (used) by operating,

         FINANCING AND INVESTING ACTIVITIES                                           $ 69,048           $ (7,685)
                                                                                  ===============    ===============






See accompanying notes to consolidated financial statements.



                           TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Nine months ended September 30, 1998 and 1999

                                 (In thousands)

                                                                                    1998                1999
                                                                                --------------     ----------------

Net increase (decrease) in cash and equivalents from:

  OPERATING, INVESTING AND FINANCING ACTIVITIES                                      $ 69,048           $ (7,685)
  CASH ACQUIRED                                                                         1,187                  -
  CURRENCY TRANSLATION                                                                  3,399               (987)
                                                                                --------------     ----------------
                                                                                       73,634             (8,672)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       68,957             15,464
                                                                                --------------     ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 142,591           $  6,792
                                                                                ==============     ================

Supplemental disclosures - cash paid for:

    INTEREST, NET OF AMOUNTS CAPITALIZED                                              $ 1,971            $ 4,650
    CONVERTIBLE PREFERRED SECURITIES DIVIDENDS                                          9,999              9,999
    INCOME TAXES (REFUND), NET                                                         11,183             (5,239)

  Business acquisitions:

    CASH ACQUIRED                                                                   $   1,187        $         -
    RECEIVABLES                                                                         6,574                  -
    INVENTORIES                                                                        15,352                  -
    PROPERTY AND EQUIPMENT AND OTHER                                                   21,765                  -
    Investments in joint ventures                                                       8,085
    GOODWILL AND OTHER INTANGIBLES                                                      8,566                  -
    LIABILITIES ASSUMED                                                               (18,117)                 -
                                                                                --------------     ----------------
                                                                                       43,412                  -
    Less noncash consideration, principally property and

      EQUIPMENT                                                                       (16,374)                 -
                                                                                --------------     ----------------

      CASH PAID                                                                     $  27,038        $         -
                                                                                ==============     ================








          See accompanying notes to consolidated financial statements.


                           TITANIUM METALS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 1999

                                 (In thousands)

                                                                           Accumulated Other
                                                                         Comprehensive Income
                                                 Additional            ------------------------
                                Common  Common    Paid-In    Retained    Currency      Pension     Treasury
                                Shares   Stock    Capital    Earnings   Translation  Liabilities     Stock     Total
                                ------  ------   ----------  ---------  -----------  -----------   --------  ---------

Balance at December 31, 1998    31,369  $  315   $ 347,972   $ 99,981   $     5,600  $   (4,283)  $ (1,208)  $ 448,377

Comprehensive income (loss)          -       -           -    (13,858)       (2,506)          -          -     (16,364)
Dividends paid ($.12 per share)      -       -           -     (3,764)            -           -          -      (3,764)
Other                                2       -          12          -             -           -          -          12
                                ------  ------   ---------    --------  -----------  ----------   --------    --------

Balance at September 30, 1999   31,371  $  315   $ 347,984    $ 82,359  $     3,094  $   (4,283)  $ (1,208)  $ 428,261
                                ======  ======   =========    ========  ===========  ==========   ========   =========











                           TITANIUM METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation:

         The consolidated balance sheet of Titanium Metals Corporation ("TIMET") and subsidiaries (collectively, the "Company") at December 31, 1998 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 1999 and the consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the interim periods ended September 30, 1998 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations.

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

     Acquisitions  in  1998  consist  of  the  previously-reported   April  1998
acquisition of Loterios S.p.A. and July 1998 transaction with Wyman-Gordon Company.

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

         Operating income, inventory and receivables are the key management measures used to evaluate segment performance. Substantially all inventories and receivables at December 31, 1998 and September 30, 1999, along with substantially all depreciation and amortization and capital expenditures for the interim periods ended September 30, 1998 and 1999, relate to the "Titanium melted and mill products" segment.

                                                       Three months ended                        Nine months ended
                                                          September 30,                            September 30,

                                                ----------------------------------     --------------------------------------
                                                    1998               1999                  1998                 1999
                                                --------------    ----------------    -------------------    ----------------
                                                         (In thousands)                           (In thousands)

Net sales:

  TITANIUM MELTED & MILL PRODUCTS                  $ 171,060         $ 112,835               $ 531,045           $ 374,076
  OTHER                                                3,205               294                  22,946               1,631
  ELIMINATIONS                                          (753)             (423)                 (2,601)             (1,256)
                                                --------------    ----------------    -------------------    ----------------

                                                   $ 173,512         $ 112,706               $ 551,390            $374,451
                                                ==============    ================    ===================    ================

Mill products shipments:

  VOLUME (METRIC TONS)                                 3,500             2,800                  11,400               8,600
  AVERAGE PRICE ($ PER KILOGRAM)                     $ 35.50           $ 31.75                $ 34.75              $ 33.75

Equity in earnings (losses) of joint ventures:

  TITANIUM MELTED & MILL PRODUCTS                   $  1,181          $    137              $    1,923            $    119
  OTHER                                                 (399)             (546)                   (959)             (1,608)
                                                --------------    ----------------    -------------------    ----------------

                                                     $   782          $   (409)                $   964          $   (1,489)
                                                ==============    ================    ===================    ================


Operating income (loss):

  TITANIUM MELTED & MILL PRODUCTS                  $  28,285        $   (7,298)              $  88,651          $   (6,664)
  OTHER                                                 (943)             (543)                 (5,786)             (1,551)
                                                --------------    ----------------    -------------------    ----------------
                                                      27,342            (7,841)                 82,865              (8,215)
GENERAL CORPORATE INCOME, NET                          2,126             1,898                   5,052               3,576
INTEREST EXPENSE                                      (1,376)           (2,049)                 (2,325)             (5,035)
                                                --------------    ----------------    -------------------    ----------------

  Income (loss) before income taxes

    AND MINORITY INTEREST                          $  28,092        $   (7,992)              $  85,592          $   (9,674)
                                                ==============    ================    ===================    ================


     Operating income of the "Other" segment in the 1998 nine-month period includes a $6 million restructuring charge. See Note
4 and MD&A.

                                                                                  DECEMBER 31, 1998       SEPTEMBER 30, 1999

                                                                                  ------------------     ---------------------
                                                                                                (In thousands)

Investment in joint ventures:

  TITANIUM MELTED & MILL PRODUCTS                                                        $  22,044                $  20,963
  OTHER                                                                                     10,589                    9,366
                                                                                  ------------------     ---------------------

                                                                                         $  32,633                $  30,329
                                                                                  ==================     =====================

Note 3 - Inventories:

                                                                                      DECEMBER 31,           SEPTEMBER 30,
                                                                                          1998                   1999

                                                                                   -------------------    --------------------
                                                                                                 (In thousands)

RAW MATERIALS                                                                             $   56,109              $   34,660
WORK-IN-PROCESS                                                                               97,947                 103,216
FINISHED PRODUCTS                                                                             61,213                  53,317
SUPPLIES                                                                                      10,611                  12,476
                                                                                   -------------------    --------------------

                                                                                           $ 225,880               $ 203,669
                                                                                   ===================    ====================

         The average cost of LIFO inventories exceeded the net carrying amount of such inventories by approximately $28 million at each of December 31, 1998 and September 30, 1999.

Note 4 - Accrued liabilities:

                                                                                      DECEMBER 31,           SEPTEMBER 30,
                                                                                          1998                   1999

                                                                                   -------------------    --------------------
                                                                                                 (In thousands)

OPEB COST                                                                               $   2,371                 $   2,291
PENSION COST                                                                                1,482                     1,113
OTHER EMPLOYEE BENEFITS                                                                    20,881                    13,913
ENVIRONMENTAL COSTS                                                                         2,273                     1,156
RESTRUCTURING COSTS                                                                         6,727                     1,044
TAXES, OTHER THAN INCOME                                                                    1,292                       315
CONVERTIBLE PREFERRED SECURITIES - ACCRUED DIVIDENDS                                        1,111                     1,111
OTHER                                                                                      14,491                    12,260
                                                                                   -------------------    --------------------

                                                                                         $ 50,628                  $ 33,203
                                                                                   ===================    ====================

         Payments for restructuring costs during the nine months ended September 30, 1999 related to the Company's previously-reported restructuring plan implemented beginning in 1998 (aggregate charge in 1998 of $24 million). The remaining accrued restructuring costs at September 30, 1999 of $1 million consist primarily of unpaid personnel severance and benefits. Certain terminated employees are being paid in installments and payments for items such as benefit continuation for terminated employees continue for specified periods of time. Substantially all such payments for the 1998 restructuring will be made by the end of 1999 although a nominal amount will be paid in 2000.

         As  previously   reported,   TIMET  is  considering  further  personnel
reductions and rationalization of plant capacity and, as a result, will likely incur a restructuring charge in the fourth quarter of 1999. See also MD&A.

Note 5 - Notes payable, long-term debt and capital lease obligations:

     Notes payable at December 31, 1998 and September 30, 1999 consist of borrowings under the Company's short-term European bank credit agreements.

         Long-term debt at September 30, 1999 consists of $76 million of borrowings under the Company's U.S. bank credit agreement (December 31, 1998 - $80 million), $7 million of borrowings under its U.K. bank credit agreement (December 31, 1998 - $19 million) and approximately $1 million of other European debt. At September 30, 1999, the Company had approximately $32 million of unused borrowing availability under its U.S. and European bank credit agreements. See MD&A.

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

                                                                                               Nine months
                                                                                             ended September

                                                                                                   30,

                                                                                      -------------------------------
                                                                                          1998              1999
                                                                                      -------------     -------------
                                                                                              (In thousands)

EXPECTED INCOME TAX EXPENSE (BENEFIT)                                                   $  29,957         $  (3,386)
FOREIGN TAX RATES                                                                            (152)              624
FOREIGN SALES CORPORATION BENEFIT                                                          (1,134)              (65)
U.S. STATE INCOME TAXES, NET                                                                  495              (521)
OTHER, NET                                                                                    (32)              (36)
                                                                                      -------------     -------------

                                                                                        $  29,134         $  (3,384)
                                                                                      =============     =============


     Minority interest - Convertible Preferred Securities is stated net of income tax benefits of $3.5 million in both the 1998 and 1999 nine-month periods.


Note 7 - Ownership structure:

     At September 30, 1999, Tremont Corporation held approximately 39% of TIMET's outstanding common stock. Valhi, Inc. and other entities related to Harold C. Simmons hold an aggregate of approximately 55% of Tremont's outstanding common stock. Mr.

Simmons may be deemed to control each of Valhi, Tremont and TIMET.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

              AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

         SALES AND OPERATING INCOME. The Company's 1999 results were below those of the same periods in 1998 principally due to a 25% decline in year-to-date mill products volume caused by lower demand in both aerospace and industrial markets, as reported in earlier periods.

         Sales of $113 million in the third quarter of 1999 were 12% lower than the second quarter of this year principally due to both lower sales volume and to product mix changes, as lower priced industrial products represented a higher percentage of mill product volume during the most recent quarter. The average third quarter mill product selling price decreased from the second quarter largely due to this mix change. Third quarter ingot sales volume was also down from the second quarter.

         Total cost of sales was 96% of sales in the third quarter of 1999 compared to 89% in the second quarter of this year. As previously reported, third quarter volumes were impacted by declines in demand, including cancellations and push-outs by major aerospace customers, and by production difficulties and inefficiencies primarily in TIMET's North American Operations. Yield, rework and deviated material costs were higher, plant operating rates were lower and resumption of production following certain maintenance shutdowns took longer than expected. The Company is focusing additional attention and resources on immediately improving certain aspects of its operating performance.

         Selling, general and administrative and development expenses in the 1999 periods were lower than in the corresponding 1998 periods, but higher as a percentage of sales, as not all such costs are variable, particularly in the short term.

         Net sales of the "Other" segment in 1999 were lower than last year primarily as a result of the Company's ceasing to consolidate its castings business commencing August 1998. See Note 2 to the Consolidated Financial Statements. Equity in earnings of joint ventures of both segments were lower than in 1998 as the result of declines in profitability or increased losses.

         TIMET currently believes its fourth quarter results, excluding restructuring charges, will improve from third quarter 1999 levels, although it expects to report an operating loss for the quarter. The failure of a 2,500 ton press in the Company's Toronto, Ohio mill products plant in mid-October may result in lower sales volume. The Company is currently evaluating alternatives for production originally scheduled on this press. As previously reported, TIMET is considering further personnel reductions and rationalization of plant capacity in light of its revised market outlook and, as a result, will likely incur a restructuring charge in the fourth quarter of 1999.

         The Company believes next year presents continuing challenges as the commercial aerospace market is expected to remain depressed. TIMET's results for next year will be heavily dependent upon volumes actually ordered under its long-term agreements, particularly the contract with Boeing. The Company is continuing to work with Boeing to both determine volume for next year and to improve the way the contract is administered by Boeing within its supplier base in order to achieve the intended benefits to both parties. The Company is continuing its efforts to return to profitability by focusing on its manufacturing processes and reducing overall costs, in addition to its efforts to work closely with other major customers to solidify its volume position for 2000.

     EUROPEAN OPERATIONS. The Company has substantial operations and assets located in Europe, principally the United Kingdom, with smaller operations in France, Italy and Germany. Titanium is a worldwide market and the factors influencing the Company's U.S. and European operations are substantially the same.

         Approximately one-half of the Company's European sales are denominated in currencies other than the U.S. dollar, principally major European currencies. Certain purchases of raw materials, principally titanium sponge and alloys, for the Company's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of the Company's European subsidiaries are those of their respective countries; thus, the U.S. dollar value of these subsidiaries' sales and costs denominated in currencies other than the respective functional currency, including sales and costs denominated in U.S. dollars, are subject to exchange rate fluctuations which may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of the Company's European operations may be in U.S. dollars or in local currencies. The Company's export sales from the United States are denominated in U.S. dollars and as such are not subject to currency exchange rate fluctuations.

         The  U.S.  dollar  sales  and  purchases  of  the  Company's   European
operations   described  above  provide  some  natural  hedge  of  non-functional currencies, and the Company does not use currency contracts to hedge its currency exposures. Net currency transaction/translation losses were $1 million during the nine months ended September 30, 1999. Foreign currency gains were $.4 million during the 1998 nine-month period. At September 30, 1999, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $27 million and $14 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable, accounts payable and borrowings. Exchange rates among 11 European currencies (including the French franc, Italian lira and German mark, but excluding the UK pound sterling) became fixed relative to each other as a result of the new European currency unit ("euro") effective in 1999. Costs associated with modifications of systems to handle euro-denominated transactions have not been significant.

         GENERAL CORPORATE INCOME. General corporate income, net (which accounts for substantially all of the Consolidated Statement of Operations caption "Other income") includes earnings on corporate cash equivalents, which vary with cash levels and interest rates, and accrued dividends on preferred securities.

         INTEREST EXPENSE. Interest expense in the 1999 periods is higher than in the comparable 1998 periods, reflecting higher average borrowing levels, higher interest rates and lower levels of interest capitalization on capital projects in process.

         MINORITY INTEREST. Dividend expense related to the Company's 6.625% Convertible Preferred Securities approximated $3.3 million per quarter in both 1999 and 1998 and is reported as minority interest, net of allocable income taxes.

         INCOME TAXES. The Company operates in several tax jurisdictions and is subject to various income tax rates. As a result, the geographical mix of pretax income can impact the Company's effective tax rate. See also Note 6 to the Consolidated Financial Statements.

         YEAR 2000. Y2K issues exist because many computer systems and applications currently use two-digit fields to designate a year. Date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to treat the year 2000 properly could cause systems to process critical financial, manufacturing and operational information incorrectly. The Company has been actively involved in addressing Y2K issues because of the need to ensure, to the greatest extent possible, that its business operations continue without significant disruption after the millennium. Most of the Company's information systems have been replaced in connection with the implementation of the Company's business-enterprise system, the initial implementation of which was substantially completed with the roll-out of the system to the Company's U.K. subsidiary in February 1999. The cost of the new system, including related equipment and networks, aggregated approximately $50 million ($41 million capital and $9 million expense).

         The Company, with the help of outside specialists and consultants (i) has completed its assessment of potential Y2K issues in its non-information systems (e.g., its manufacturing and communications systems), as well as in those information systems that were not replaced by the new enterprise-wide system, and (ii) has completed its system remediation and testing. Beginning in the third quarter of 1999, the Company's Y2K efforts shifted from remediation and testing to contingency planning. Nonetheless, Y2K testing and monitoring will continue through the end of the year and into 2000 to help ensure that the Company's systems continue to operate without Y2K problems. The Company has developed contingency plans to be implemented in the event that mission critical systems and/or associated processes experience a Y2K failure. The contingency plans will be tested and rehearsed through the remainder of 1999. In this regard, the Company is considering the temporary shutdown of certain sensitive production operations for a few days around the turn of the millennium as an additional safeguard against the unexpected loss of utilities service. The Company expects to schedule production to provide for such temporary shutdowns. The Company has expended approximately $4 million through September 1999 ($2 million of which was in 1999) on non-information system issues, principally embedded system technology, and expects to additionally incur less than $1 million on such issues in the remainder of 1999. The Company's evaluation of potential Y2K exposure related to key suppliers and customers is also in process and will continue throughout 1999.

         Although the Company believes its key information and non-information systems are Y2K ready, it cannot predict whether it will find additional problems that would result in unplanned upgrades of applications during the rest of the year or even after December 1999. As a result of these uncertainties, the Company cannot predict the impact on its financial condition, results of operations or cash flows resulting from Y2K failures in systems that the Company directly or indirectly relies upon. Should the Company's Y2K readiness plans not be successful or be delayed beyond December 1999, the consequences to the Company could be far-reaching and material, including an inability to produce titanium metal products at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Other potential negative consequences could include impeded communications or power supplies, slower transaction processing and financial reporting, and potential liability to third parties. Although not anticipated, the most reasonably likely worst-case scenario of failure by the Company or its key suppliers or customers to become Y2K ready would be a short-term slowdown or cessation of manufacturing operations at one or more of the Company's facilities and a short-term inability on the part of the Company to process orders and billings in a timely manner, and to deliver products to customers.

                         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company had net debt of approximately $88 million ($95 million of notes payable and long-term debt and $7 million of cash and equivalents). As limited by provisions of its U.S. credit agreement, the Company had an aggregate of $32 million of unused borrowing availability under its U.S. and European credit lines at September 30, 1999. The Company currently believes it will not meet all of the financial covenants in its U.S. bank credit agreement at the end of 1999, and intends to seek to amend or replace the credit agreement.

         OPERATING  ACTIVITIES.   Cash  provided  by  operating  activities  was
approximately $21 million for the nine-month period ended September 30, 1999, down from $75 million for the same period in 1998, as summarized below.

                                                                                                    Nine months ended
                                                                                                      September 30,

                                                                                            ----------------------------------
                                                                                                 1998               1999
                                                                                            ---------------    ---------------
                                                                                                     (in thousands)

Cash provided by operating activities:

  Excluding changes in assets and liabilities                                                   $ 86,170           $ 19,387
  Changes in assets and liabilities                                                              (11,462)             1,614
                                                                                            ---------------    ---------------

                                                                                                $ 74,708           $ 21,001
                                                                                            ===============    ===============

         Cash provided by operating activities, excluding changes in assets and liabilities, generally followed the decline in operating results. Depreciation in 1999 is higher than in 1998 resulting from the Company's major 1997-1998 capital program, including the business-enterprise system. Results of operations in 1998 included a second quarter restructuring charge which was principally noncash.

         Changes in assets and liabilities reflect primarily the timing of purchases, production and sales. The Company's plan of action to address current market conditions includes reductions in working capital, particularly inventories and receivables, both of which have been reduced in 1999. Changes in accounts payable and accrued liabilities in 1999 include the effect of payments to suppliers of titanium sponge and other raw materials for purchases made in late 1998 being higher than payables at the end of September for 1999 purchases, as well as the effect of lower purchase and headcount levels on accounts payable and accrued liabilities.

         Dividends on the $80 million of Special Metals Corporation 6.675% convertible preferred stock held by the Company have been deferred by SMC for 1999 due to limitations imposed by SMC's bank credit agreement. Management of SMC has advised the Company they currently are seeking to amend SMC's credit agreement and do not expect SMC to be permitted to pay dividends or dividends in arrears during 2000. As a result, at September 30, 1999 the Company has classified its accrued dividends on the SMC preferred securities as a non-current asset. The Company currently believes that the realization of its investment in SMC by the maturity date of the securities in 2005 is not impaired.

         INVESTING ACTIVITIES. The Company's major capital expenditure program, which aggregated $180 million in 1997 and 1998, is completed and the Company estimates that capital expenditures for all of 1999 will approximate $25 million. Business acquisitions in 1998 consist of the purchase of Loterios S.p.A. and the Wyman-Gordon transaction. Proceeds from the sale of property and equipment in 1999 include assets sold as part of the Company's restructuring activities.

     FINANCING ACTIVITIES. Net borrowings in the 1998 period included amounts used to fund the Company's acquisitions and its capital expenditure program. Net repayments in 1999 reflect reductions of outstanding borrowings in both the U.S. and U.K.

         In November 1999, the Company's board of directors voted to suspend the regular quarterly dividend on its common stock in view of, among other things, the continuing weakness in overall market demand for titanium metal products.

         The Company's Convertible Preferred Securities do not require principal amortization, and TIMET has the right to defer dividend payments for one or more periods of up to 20 consecutive quarters each. The board of directors decided to continue distributions on the Company's Convertible Preferred Securities for the fourth quarter of 1999. The board will re-evaluate the continuation of such payments on a quarter-by-quarter basis.

         The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, the Company has in the past and, in the light of its current outlook, may in the future seek to raise additional capital, modify its common and preferred dividend policy, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of capital stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         27.1  Financial Data Schedule for the quarter ended September 30, 1999.

(b)      Reports on Form 8-K:

         Reports on Form 8-K filed by the Registrant for the quarter ended September 30, 1999 and through November 8, 1999:

                Filing Date                          Items Reported

         -----------------------------      ----------------------------------

              July 26, 1999                            5 and 7
              July 26, 1999                            5 and 7
              October 4, 1999                          5 and 7
              October 7, 1999                          5 and 7
              October 28, 1999                         5 and 7
              November 4, 1999                         5 and 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TITANIUM METALS CORPORATION
                                            --------------------------------
                                                      (Registrant)

Date: November 8, 1999          By     /s/ J. Thomas Montgomery, Jr.
-----------------------------          ----------------------------------------
                                       J. Thomas Montgomery, Jr.
                                       Vice President - Finance and Treasurer
                                      (Principal Finance and Accounting Officer)