Form 10-K
period 1999-12-31
TITANIUM METALS CORP
filed 2000-03-23
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended DECEMBER 31, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-28538

                           TITANIUM METALS CORPORATION

             (Exact name of registrant as specified in its charter)

          DELAWARE                                          13-5630895
-----------------------------------            ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

1999 BROADWAY, SUITE 4300, DENVER, COLORADO                          80202
-------------------------------------------                        ---------
(Address of principal executive offices)                           (Zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:              (303) 296-5600
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K __

As of March 16, 2000, 31,371,405 shares of common stock were outstanding. The aggregate market value of the 16.5 million shares of voting stock held by nonaffiliates of Titanium Metals Corporation as of such date approximated $77 million.

                                          Documents incorporated by reference:

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Information

         The statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to, statements found in Item 1
- Business, Item 2 - Properties, Item 3 - Legal Proceedings and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "anticipates," "expected" or comparable terminology or by discussions of strategy or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including in those portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission include, but are not limited to, the cyclicality of the commercial aerospace industry, the performance of The Boeing Company and other aerospace manufacturers under their long-term purchase agreements with the Company, global economic conditions, global productive capacity for titanium, changes in product pricing, the impact of long-term contracts with vendors on the ability of the Company to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product development and the supply of raw materials and services and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

                                     PART I

ITEM 1:  BUSINESS

         GENERAL. Titanium Metals Corporation ("TIMET" or the "Company") is one of the world's leading integrated producers of titanium sponge, ingot, slab and mill products and has the largest sales volume worldwide. The Company is the only integrated producer with major titanium processing facilities in both the United States and Europe, the world's principal markets for titanium. The demand for titanium reached a peak in 1997 when worldwide mill products shipments reached 60,000 metric tons. Since this peak, annual shipments declined 10% to 54,000 metric tons in 1998 and a further 11% to 48,000 metric tons in 1999. The Company estimates that in 1999 it accounted for approximately 24% of worldwide industry shipments of mill products and approximately 13% of world sponge production.

         Titanium was first manufactured for commercial use in the 1950s. Titanium's unique combination of corrosion resistance, elevated-temperature performance and high strength-to-weight ratio makes it particularly desirable for use in commercial and military aerospace applications in which these qualities are essential design requirements for certain critical parts such as wing supports and jet engine components. While aerospace applications have historically accounted for a substantial portion of the worldwide demand for titanium and were approximately 40% of industry mill product shipments in 1999, the number of non-aerospace end-use markets for titanium has expanded substantially. Today, numerous industrial uses for titanium exist, including chemical and industrial power plants, desalination plants and pollution control equipment. Demand for titanium is also increasing in diverse uses such as medical implants, sporting equipment, offshore oil and gas production installations, geothermal facilities, military armor and automotive and architectural uses.

         TIMET's products include: titanium sponge, the basic form of titanium metal used in processed titanium products; titanium ingot and slab, the result of melting sponge and titanium scrap, either alone or with various other alloying elements; and forged and rolled products produced from ingot or slab, including billet, bar, flat products (plate, sheet and strip), welded pipe, pipe fittings, extrusions and wire. The Company believes it is among the lower cost producers of titanium sponge and melt products due in part to its economies of scale, manufacturing expertise and investment in technology. The titanium industry is comprised of several manufacturers which, like the Company, produce a relatively complete range of titanium products and a significant number of producers worldwide that manufacture a limited range of titanium mill products. The Company believes that at least 90% of the world's titanium sponge is produced by six companies.

         The Company intends to continue its focus on the following long-term goals and objectives to change the traditional way business is conducted:

o Maximize the long-term value of its core aerospace business by focusing on the Company's basic strengths of sponge production, melting and forging of various shapes of titanium products, and by entering into strategic agreements with major titanium users to help mitigate the cyclicality of the Company's aerospace business.

o Invest in strategic alliances, including joint ventures, acquisitions and entrepreneurial arrangements, as well as new markets, applications and products, to help reduce traditional dependence on the aerospace sector.

o Invest in technology, capacity and innovative projects aimed at reducing costs and enhancing productivity, quality, customer service and production capabilities.

o             Stabilize the cost and supply of raw materials.

o             Maintain a strong balance sheet.

         The Company's focus in the short-term is to return to profitability as quickly as possible by reducing costs, improving quality and streamlining its overall business and manufacturing processes. To that end, the Company has:

o Limited planned capital expenditures to include those principally intended for capital maintenance, environmental, health and safety purposes.

o Rationalized staffing and production worldwide to fit current market conditions.

o             Suspended the dividend on its common stock.

o Negotiated new credit agreements to provide liquidity through the current down-cycle.

o             Initiated a plan to reduce overhead, inventory and receivables.

The Company intends to consider further means to reduce costs if the foregoing do not prove sufficient to return to profitability.

         CURRENT INDUSTRY CONDITIONS AND OUTLOOK FOR 2000. The titanium industry historically has derived the majority of its business from the aerospace industry. The cyclical nature of the aerospace industry has been the principal cause of the historical fluctuations in performance of titanium companies, which had cyclical peaks in mill products shipments in 1980, 1989 and 1997 and cyclical lows in 1983 and 1991. During the 1996-1998 period, the Company reported aggregate net income of $176 million, which substantially more than offset the aggregate net losses of $93 million it reported during the difficult 1991-1995 period. The Company currently expects that the loss in 2000 will exceed the 1999 loss and looks to return to profitability in late 2001.

         Worldwide industry mill products shipments of approximately 60,000 metric tons in 1997 were 65% above 1994 levels. In 1998, industry mill product shipments declined approximately 10%, to approximately 54,000 metric tons, with a further 11% decline to approximately 48,000 metric tons in 1999. Expectations for 2000 are a further decline in mill product shipments although it is expected to be less than the decline as experienced during each of the last two years. The Company believes that the reduction in demand for aerospace products is attributable to a decline in the number of aircraft forecast to be produced, particularly in titanium-intensive wide body planes, compounded by reductions in inventories throughout the aerospace industry supply chain as customers adjust to the decreases in overall production rates. Industrial demand for titanium has also declined due to weakness in Asian and other economies.

         Aerospace demand for titanium products, which includes both jet engine components such as rotor blades, discs, rings and engine cases, and air frame components, such as bulkheads, tail sections, landing gear and wing supports, can be broken down into commercial and military sectors. Industry shipments to the commercial aerospace sector in 1999 accounted for approximately 85% of total aerospace demand (35% of total titanium demand).

         ACCORDING TO THE AIRLINE MONITOR, a leading aerospace publication, the commercial airline industry reported operating income of over $17 billion (estimated) in 1999, compared to $16 billion in each of 1998 and 1997. The Company believes that commercial aircraft deliveries peaked in 1999. Current expected deliveries for 2000 and 2001, while below the record levels of 1998 and 1999, are still high by historical standards, and the current generations of airplanes use substantially more titanium than their predecessors. The demand for titanium generally precedes aircraft deliveries by about a year, which results in the Company's cycle preceding that of the cycle of the aircraft industry and related deliveries. The Company can give no assurance as to the extent or duration of the current commercial aerospace cycle or the extent to which it will result in demand for titanium products.

         Since titanium's initial applications in the aerospace sector, the number of end-use markets for titanium has expanded. Existing industrial uses for titanium include chemical plants, industrial power plants, desalination plants, and pollution control equipment. Titanium is also experiencing increased customer demand in diverse uses such as medical implants, sporting equipment, offshore oil and gas production installations, geothermal facilities, military armor and automotive and architectural uses. Several of these are emerging applications and represent potential growth opportunities that the Company believes may reduce the industry's historical dependence on the aerospace market.

     The business environment in which TIMET finds itself in 2000 remains very different from 1996-1998. During the second half of 1998 it became evident that the anticipated record rates of aircraft production would not be reached, and that a decline in overall production rates would begin earlier than forecast, particularly in titanium-intensive wide body planes. During 1999, aerospace customers continued to reduce inventories, and customers and end users continue to indicate that a substantial inventory overhang exists. As a result, a significant number of the Company's major aerospace customers canceled or delayed previously scheduled orders. Most importantly, TIMET believes orders under the Company's long-term contract with The Boeing Company ("Boeing") were significantly below the contractual volume requirements for 1999. Although Boeing has informed the Company that it will either order the required contractual volume under the contract in 2000 or pay the liquidated damages provided for in the agreement, TIMET has received virtually no Boeing-related orders under the contract for the year 2000. Boeing has also informed the Company that it is unwilling to commit to the contract beyond the year 2000, and TIMET has filed a lawsuit against Boeing for repudiation and breach of the Boeing contract. These factors lead TIMET to believe that year 2000 sales will be somewhat lower than the fourth quarter 1999 annualized amount.

         Adding to the challenges in the aerospace sector, industrial demand for titanium remains soft due to the weakness in Asian and other economies. Assuming overall market demand remains at currently expected levels, which is lower than 1999, the Company currently expects operating and net losses in each quarter of 2000. In both the aerospace and industrial sectors, reduced demand and lower prices (including prices under new long-term contracts referred to below) are expected to cause sales, gross margin and operating income excluding special charges to be lower in 2000 than in 1999.

         In the fourth quarter of 1999 and January 2000 TIMET began implementing a plan of action designed to address current market conditions without abandoning key elements of its long-term strategy, which it believes remain sound. The action plan entails the following:

o TIMET's global manufacturing operations and commercial operations have been consolidated into two organizations with personnel reductions of about 250 people compared to year end 1999 levels. This comes on top of a reduction of approximately 700 people during 1998 and 1999.

o TIMET will focus significant efforts in improving manufacturing performance. Considerable resources will be devoted to continuous improvement programs to improve the quality of manufacturing, customer service and management processes.

o Reductions in plant overhead costs as well as in selling and administrative costs have been targeted.

o Supply contracts with key vendors have been renegotiated in order to reduce volumes and, to some extent, prices. Similar efforts will continue throughout 2000.

o Capital expenditures will be reduced from 1999 levels. Total capital expenditures are expected to be approximately $15 million in 2000, compared to approximately $25 million in 1999 and an aggregate of approximately $180 million in 1997 and 1998.

         In addition to its short-term plan of actions as described above, the Company has long-term agreements with certain major aerospace customers, including Boeing, Rolls-Royce plc, United Technologies Corporation (and related companies) and Wyman-Gordon Company. These agreements provide for (i) minimum market shares of the customers' titanium requirements (generally at least 70%) for extended periods (nine to ten years) and (ii) fixed or formula-determined prices generally for at least the first five years. The contracts were structured to provide incentives to both parties to lower TIMET's costs and share in the savings. These contracts and others represent the core of the Company's long-term aerospace strategy. These agreements should limit pricing volatility (both up and down) for the long term benefit of both parties, while providing TIMET with a solid base of aerospace volume.

     The Boeing contract requires Boeing to purchase a minimum percentage of their titanium requirements from TIMET. Although Boeing placed orders and accepted delivery of certain volumes in 1999, TIMET believes the level of orders was significantly below the contractual volume requirements for 1999. Although Boeing has informed the Company that it will either order the required contractual volume under the contract in 2000 or pay the liquidated damages provided for in the agreement, TIMET has received virtually no Boeing-related orders under the contract for the year 2000. Boeing has also informed the Company that it is unwilling to commit to the contract beyond the year 2000. On March 21, 2000, the Company filed a lawsuit against Boeing in a Colorado state court seeking damages for Boeing's repudiation and breach of the Boeing contract. TIMET's complaint seeks damages from Boeing that TIMET believes are in excess of $600 million and a declaration from the court of TIMET's rights under the contract.

         As a complement to the long-term agreements entered into with the Company's key customers, the Company has also entered into agreements with certain key suppliers that were intended to assure anticipated raw material needs to satisfy production requirements for the Company's key customers. Primarily because of the lack of Boeing orders, the order flow did not meet expectations in 1999; therefore, the Company restructured the terms of certain agreements.

         ACQUISITIONS AND CAPITAL TRANSACTIONS DURING THE PAST THREE YEARS. During 1997, the Company entered into a welded tube joint venture ("ValTimet") intended to combine best manufacturing practices and market coverage in this market. In 1998, TIMET (i) acquired Loterios S.p.A. to increase market share in industrial markets, particularly oil and gas, and provide increased geographic sales coverage in Europe, (ii) purchased for cash $80 million of non-voting preferred securities of Special Metals Corporation, a U.S. manufacturer of wrought nickel-based superalloys and special alloy long products, and (iii) entered into a castings joint venture with Wyman-Gordon. In January 2000, the Company sold its interest in the castings joint venture. These transactions are more fully described in Notes 3 and 4 to the Consolidated Financial Statements.

         During the fourth quarter of 1999, the Company recorded a $2.3 million charge to pretax earnings for the write-down associated with the Company's investment in certain start-up joint ventures. See Note 4 to the Consolidated Financial Statements.

         In 1998, Tremont Corporation purchased additional TIMET common stock in market transactions. In 1999, Tremont exercised an option to purchaseapproximately two million shares of the Company's common stock. At March 1, 2000, Tremont held approximately 39% of TIMET's outstanding common stock. An additional 8% of TIMET's outstanding common stock is owned by the Combined Master Retirement Trust, a trust formed by Valhi, Inc., an affiliate of Tremont, to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Valhi and related entities. See Note 15 to the Consolidated Financial Statements.

         PRODUCTS AND OPERATIONS. The Company is a vertically integrated titanium producer whose products include: titanium sponge, the basic form of titanium metal used in processed titanium products; titanium ingot and slab, the result of melting sponge and titanium scrap, either alone or with various other alloying elements; and forged and rolled products produced from ingot or slab, including billet, bar, flat products (plate, sheet and strip), welded pipe, pipe fittings, extrusions and wire. In 1999, virtually all of TIMET's sales were generated by the Company's integrated titanium operations (its "Titanium melted and mill products" segment). The titanium product chain is described below.

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

         Titanium ingots and slabs are solid shapes (cylindrical and rectangular, respectively) that weigh up to 8 metric tons in the case of ingots and up to 16 metric tons in the case of slabs. Each is formed by melting titanium sponge or scrap or both, usually with various other alloying elements such as vanadium, aluminum, molybdenum, tin and zirconium. Titanium scrap is a by-product of the forging, rolling, milling and machining operations, and significant quantities of scrap are generated in the production process for finished titanium products. The melting process for ingots and slabs is closely controlled and monitored utilizing computer control systems to maintain product quality and consistency and meet customer specifications. Ingots and slabs are both sold to customers and further processed into mill products.

         Titanium mill products result from the forging, rolling, drawing, welding and/or extrusion of titanium ingots or slabs into products of various sizes and grades. These mill products include titanium billet, bar, rod, plate, sheet, strip, welded pipe, pipe fittings, extrusions and wire. The Company sends certain products to outside vendors for further processing before being shipped to customers or to the Company's service centers. The Company's customers usually process the Company's products for their ultimate end-use or for sale to third parties.

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

         The Company is dependent upon the services of outside processors to perform important processing functions with respect to certain of its products. In particular, the Company currently relies upon a single processor to perform certain rolling steps with respect to some of its plate, sheet and strip products. Although the Company believes that there are other metal producers with the capability to perform these same processing functions, arranging for alternative processors, or possibly acquiring or installing comparable capabilities, could take several months and any interruption in these functions could have a material and adverse effect on the Company's business, results of operations, financial condition and cash flows in the short term. The Company is exploring ways to lessen its dependence on any individual processor.

         RAW MATERIALS. The principal raw materials used in the production of titanium mill products are titanium sponge, titanium scrap and alloying elements. The Company processes rutile ore into titanium tetrachloride and further processes the titanium tetrachloride into titanium sponge. During 1999, approximately 25% of the Company's production was made from internally produced sponge, 35% from purchased sponge, 32% from titanium scrap and 8% from alloying elements.

         While the Company is one of six major worldwide producers of titanium sponge, it cannot supply all of its needs for all grades of titanium sponge internally and is dependent, therefore, on third parties for a portion of its sponge needs in 2000. Based upon the Company's evaluation of the relative cost of raw materials and the technical requirements of its customers, the Company expects the mix of raw materials in 2000 to be 25% internally produced sponge, 32% purchased sponge, 36% scrap and 7% alloying elements. Sponge producers in Japan and Kazakhstan are expected to supply all of the Company's sponge purchases in 2000.

         TIMET has a long-term agreement, concluded in 1997, for the purchase of titanium sponge produced in Kazakhstan to support demand for both aerospace and non-aerospace applications. This sponge purchase agreement is for ten years, with firm pricing for the first five years (subject to certain possible adjustments). This contract provides for annual purchases by the Company of 6,000 to 10,000 metric tons. The parties agreed to reduced minimums for 1999 and 2000. Due to the decrease in demand for titanium, the Company has abandoned its plans to purchase on a long-term basis premium quality sponge produced in Japan.

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

         MARKETS AND CUSTOMER BASE. About 50% of the Company's 1999 sales were to customers within North America, with about 42% to European customers and the balance to other regions. While no customer accounts for more than 10% of the Company's direct sales in 1999, about 85% of the Company's mill product sales were used by the Company's customers to produce parts and other materials for the aerospace industry. The Company has long-term agreements with certain major aerospace customers, which accounted for approximately 44% of aerospace sales in 1999. The Company expects that while a majority of its 2000 sales will be to the aerospace sector, other markets will continue to represent a significant portion of sales.

         The commercial aerospace industry consists of two major manufacturers of large (over 100 seats) commercial aircraft (Boeing Commercial Airplane Group and the Airbus consortium) and four major manufacturers of aircraft engines (Rolls-Royce, Pratt & Whitney (a unit of United Technologies Corporation), General Electric and SNECMA). The Company's sales are made both directly to these major manufacturers and to companies (including forgers such as
Wyman-Gordon) that use the Company's titanium to produce parts and other materials for such manufacturers. If any of the major aerospace manufacturers were to significantly reduce aircraft build rates from those currently expected, there could be a material adverse effect, both directly and indirectly, on the Company.

         The Company's order backlog was approximately $195 million at December 31, 1999, compared to $350 million at December 31, 1998 and $530 million at December 31, 1997. Substantially all of the 1999 year end backlog is scheduled to be shipped during 2000. Although the Company believes that the backlog is a reliable indicator of near-term business activity, conditions in the aerospace industry could change and result in future cancellations or deferrals of existing aircraft orders and materially and adversely affect the Company's existing backlog, orders, and future financial condition and operating results.

         As of December 31, 1999, the estimated firm order backlog for Boeing and Airbus, as reported by the airline monitor, was 2,943 planes versus 3,224 planes at the end of 1998 and 2,753 planes at the end of 1997. The newer wide body planes, such as the Boeing 777 and the Airbus A-330 and A-340, tend to use a higher percentage of titanium in their frames, engines and parts (as measured by total fly weight) than narrow body planes. "Fly weight" is the empty weight of a finished aircraft with engines but without fuel or passengers. The Boeing 777, for example, utilizes titanium for approximately 9% of total fly weight, compared to between 2% to 3% on the older 737, 747 and 767 models. The estimated firm order backlog for wide body planes at year end 1999 was 679 (23% of total backlog) compared to 820 (25% of total backlog) at the end of 1998.

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

         COMPETITION. The titanium metals industry is highly competitive on a worldwide basis. Producers of mill products are located primarily in the United States, Japan, Europe, Former Soviet Union ("FSU") and China. The Company is one of five integrated producers in the world, with "integrated producers" being considered as those that produce at least both sponge and ingot. There are also a number of non-integrated producers that produce mill products from purchased sponge, scrap or ingot. The Company believes that most producers will continue to generally operate at lower capacity utilization levels in 2000 than in 1999, increasing price competition.

         The Company's principal competitors in aerospace markets are Allegheny Technologies Inc., RTI International Metals, Inc. and Verkhanya Salda Metallurgical Production Organization ("VSMPO"). These companies, along with the Japanese producers and other companies, are also principal competitors in industrial markets. The Company competes primarily on the basis of price, quality of products, technical support and the availability of products to meet customers' delivery schedules.

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

         Generally, imports into the U.S. of titanium products from countries designated by the U.S. Government as "most favored nations" are subject to a 15% tariff (45% for other countries). Titanium products for tariff purposes are broadly classified as either wrought or unwrought. Wrought products include bar, sheet, strip, plate and tubing. Unwrought products include sponge, ingot, slab and billet. Starting in 1993, imports of titanium wrought products from Russia were exempted from this duty under the "generalized system of preferences" or "GSP" program designed to aid developing economies. The GSP program has been renewed for two years and is scheduled to expire during the second quarter 2001.

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

         In addition to regular duties, titanium sponge imported from countries of the FSU (Russia, Kazakhstan and Ukraine) had for many years been subject to substantial antidumping penalties. Titanium sponge imports from Japan were also subject to a standing antidumping order, but no penalties had been attached in recent years. In 1998, the International Trade Commission ("ITC") revoked all outstanding antidumping orders on titanium sponge based upon a determination that changed circumstances in the industry did not warrant continuation of the orders. TIMET has appealed that decision, and the briefing of the appeal was concluded in the third quarter of 1999. A decision is expected during 2000 and until such decision is reached, the orders remain revoked.

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

         Producers of other metal products, such as steel and aluminum, maintain forging, rolling and finishing facilities that could be modified without substantial expenditures to process titanium products. The Company believes, however, that entry as a producer of titanium sponge would require a significant capital investment and substantial technical expertise. Titanium mill products also compete with stainless steels, nickel alloys, steel, plastics, aluminum and composites in many applications.

         RESEARCH AND DEVELOPMENT. The Company's research and development activities are directed toward improving process technology, developing new alloys, enhancing the performance of the Company's products in current applications, and searching for new uses of titanium products. For example, aerospace applications continue to grow for some of the Company's proprietary alloys such as TIMETAL(R) 21S and TIMETAL 834. Additionally, testing of alloys such as TIMETAL LCB and TIMETAL 5-1-1-1 is increasing for new non-aerospace applications. The Company conducts the majority of its research and development activities at its Henderson, Nevada laboratory, which the Company believes is one of the largest titanium research and development centers in the world. Additional research and development activities are performed at the Witton, England facility.

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

       EMPLOYEES. The following table shows the significant reduction in the number of employees over the past 3 years. The 23% reduction in employees from the peak in 1997 was in response to a 25% reduction in market demand. During 2000, the Company expects to reduce employment by an additional 250 people, or approximately 10% of TIMET's worldwide workforce. The vast majority of the employee reductions are expected to occur during the first half of the year.

                                       Employees at December 31,
                      ----------------------------------------------------------
                            1997                 1998                 1999
                      -----------------    ----------------    -----------------
U.S.                        2,125                1,715                1,490
Europe                        900                1,025                  860
                      ------------------    ----------------    ----------------

Total                       3,025                2,740                2,350
                      ==================    ================    ================

         The Company's production and maintenance workers in Henderson, Nevada and its production, maintenance, clerical and technical workers in Toronto, Ohio are represented by the United Steelworkers of America ("USWA") under contracts expiring in October 2000 and June 2002, respectively. Negotiations with respect to the Henderson contract are expected to begin during the third quarter of 2000. Employees at the Company's other U.S. facilities are not covered by collective bargaining agreements.

         Over 70% of the salaried and hourly employees at the Company's European facilities are represented by various European labor unions, generally under annual agreements, the majority of which are still under negotiation for 2000. The Company expects to complete the negotiation of one year contracts in the U.K. and France that would include modest wage increases.

         While the Company currently considers its employee relations to be satisfactory, it is possible that there could be future work stoppages that could materially and adversely affect the Company's business, financial condition, results of operations or cash flows.

         REGULATORY AND ENVIRONMENTAL MATTERS. The Company's operations are governed by various Federal, state, local and foreign environmental and worker safety laws and regulations. In the U.S., such laws include the following Federal acts: the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. The Company uses and manufactures substantial quantities of substances that are considered hazardous or toxic under environmental and worker safety and health laws and regulations. In addition, at the Company's Henderson, Nevada facility, the Company uses substantial quantities of titanium tetrachloride, a material classified as extremely hazardous under Federal environmental laws. The Company has used such substances throughout the history of its operations. As a result, risk of environmental damage is inherent in the Company's operations. The Company's operations pose a continuing risk of accidental releases of, and worker exposure to, hazardous or toxic substances. There is also a risk that government environmental requirements, or enforcement thereof, may become more stringent in the future. There can be no assurances that some, or all, of the risks discussed under this heading will not result in liabilities that would be material to the Company's business, results of operations, financial condition or cash flows.

         The Company's operations in Europe are similarly subject to foreign laws and regulations respecting environmental and worker safety matters, which laws have not had, and are not presently expected to have, a material adverse effect on the Company.

         The Company believes that its operations are in compliance in all material respects with applicable requirements of environmental and worker health and safety laws. The Company's policy is to continually strive to improve environmental, health and safety performance. From time to time, the Company may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. Occasionally, resolution of these matters may result in the payment of penalties. The Company incurred capital expenditures for health, safety and environmental compliance matters of approximately $4 million in each of 1997, 1998 and 1999 and its capital budget provides for approximately $5 million of such expenditures in 2000. However, the imposition of more strict standards or requirements under environmental, health or safety laws and regulations could result in expenditures in excess of amounts estimated to be required for such matters. See Note 16 to the Consolidated Financial Statements - "Commitments and Contingencies - Environmental Matters," which information is incorporated herein by reference.

ITEM 2:  PROPERTIES

         Set forth below is a listing of the Company's manufacturing facilities. In addition to its U.S. sponge capacity discussed below, the Company's worldwide melting capacity in 2000 aggregates approximately 48,000 metric tons (estimated 26% of world capacity), and its mill products capacity aggregates approximately 20,000 metric tons (estimated 16% of world capacity). Approximately 35% of TIMET's worldwide melting capacity is represented by electron beam cold hearth melting ("EB") furnaces, 62% by vacuum arc remelting ("VAR") furnaces and 3% by a vacuum induction melting ("VIM") furnace.

         The Company has operated its major production facilities at varying levels of practical capacity during the past three years. In 1997, the plants operated at 90% of practical capacity, decreasing to 80% in 1998 and a further reduction to 55% in 1999. In 2000, the Company's plants are expected to operate at 50% of practical capacity. During 1998, the Company closed 2,500 metric tons of melting capacity by permanently shutting down facilities in Verdi, Nevada and Millbury, Massachusetts. In 1999, the Company temporarily idled its Kroll-leach process sponge facility in Nevada due to changing market conditions for certain grades of titanium sponge.

                                                                                                ANNUAL PRACTICAL
                                                                                                    CAPACITIES
                                                                                             ------------------------
                                                                                                              MILL
MANUFACTURING LOCATION                        PRODUCTS MANUFACTURED                             MELTING     PRODUCTS
                                                                                                  (METRIC TONS)
Henderson, Nevada+                            Sponge, Ingot                                      13,600            -
Morgantown, Pennsylvania+                     Slab, Ingot, Raw Materials Processing              20,700            -
Vallejo, California*                          Ingot (including non-titanium                       1,600            -
                                                superalloys)

Toronto, Ohio+                                Billet, Bar, Plate, Sheet, Strip                        -        9,200
Witton, England*                              Ingot, Billet, Bar                                  9,800        6,000
Ugine, France*                                Ingot, Bar, Billet, Wire, Extrusions                2,200        1,600
Waunarlwydd (Swansea), Wales+                 Bar, Plate, Sheet                                       -        3,400

+  Owned facilities
*   Leased facilities


         TIMET UK's Witton, England facilities are leased pursuant to long-term capital leases. TIMET Savoie has the right, on a long-term basis, to utilize portions of CEZUS' plant in Ugine, France.

         UNITED STATES PRODUCTION. The Company's VDP sponge facility is expected to operate at approximately 60% of its annual practical capacity of 9,100 metric tons during 2000, which approximates the 1999 level and is down from approximately 85% in 1998. VDP sponge is used principally as a raw material for the Company's ingot melting facilities in the U.S. During 1999, the Company expanded the use of VDP sponge to its European facilities and approximately 900 metric tons of VDP production was used in Europe, which represented approximately 15% of the sponge consumed in the Company's European operations. The Company expects the consumption of VDP sponge in its European operations to increase to one-third of their sponge requirements in 2000, which is expected to assist the Henderson, Nevada facility in maintaining operating volumes and manufacturing cost rates. Due to changing market conditions for certain grades of sponge, the Company's older Kroll-leach process sponge plant in Nevada was temporarily idled at the end of March 1999. The raw materials processing facilities in Morgantown primarily process scrap used as melting feedstock, either in combination with sponge or separately.

         The Company's U.S. melting facilities produce ingots and slabs both sold to customers and used as feedstock for its mill products operations. These melting facilities are expected to operate at approximately 50% of aggregate capacity in 2000, with certain production facilities temporarily idled.

         Titanium mill products are principally produced at TIMET's forging and rolling facility in Toronto, Ohio, which receives titanium ingots and slabs from the Company's U.S. melting facilities. The Company's forging and rolling facilities are expected to operate at approximately 55% of practical capacity in 2000.

         EUROPEAN PRODUCTION. TIMET UK's melting facility in Witton, England produces VAR ingots used primarily as feedstock for its forging operations, also in Witton. The forging operations process the ingots principally into billet product for sale to customers or into an intermediate for further processing into bar and plate at its facility in Waunarlwydd, Wales. U.K. melting and mill products production in 2000 is expected to be approximately 60% and 55%, respectively, of capacity.

         Capacity of 70%-owned TIMET Savoie in Ugine, France is to a certain extent dependent upon the level of activity in CEZUS' zirconium business, which may from time to time provide TIMET Savoie with capacity in excess of that contractually required to be provided by CEZUS (the 30% minority partner in TIMET Savoie). During 2000, TIMET Savoie expects to operate at approximately 70% of the maximum capacity required to be provided by CEZUS.

         Sponge for melting requirements in both the U.K. and France is purchased principally from suppliers in Japan and Kazakhstan, with approximately one-third of TIMET's 2000 European requirements expected to be provided by the Company's Henderson, Nevada VDP plant.

        DISTRIBUTION. The Company sells its products through its own sales force based in the U.S. and Europe, and through independent agents worldwide. The Company's marketing and distribution system also includes ten Company-owned service centers (six in the U.S. and four in Europe), which sell the Company's products on a just-in-time basis.

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

ITEM 3:  LEGAL PROCEEDINGS

         From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. See Note 16 of the Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         TIMET's common stock is traded on the New York Stock Exchange  (symbol:
"TIE"). On March 16, 2000, the closing price of TIMET common stock was $4.81 per share. The high and low sales prices for the Company's common stock (NASDAQ prior to July 16, 1998) are set forth below.

YEAR ENDED DECEMBER 31, 1998:                         HIGH             LOW
   First Quarter                                  $   32.13        $   24.25
   Second Quarter                                     27.88            21.38
   Third Quarter                                      21.56            11.50
   Fourth Quarter                                     15.81             7.31

YEAR ENDED DECEMBER 31, 1999:                         HIGH             LOW
                                                      ----             ---
   First Quarter                                       9.88             5.69
   Second Quarter                                     12.13             5.81
   Third Quarter                                      13.06             7.13
   Fourth Quarter                                      6.88             4.12

         As  of  March  16,  2000,  there  were   approximately   10,700  common
shareholders of record.

         In the third quarter of 1999, the Company suspended payment of the regular quarterly common stock dividend that had been paid since the second quarter of 1998. In September 1998, the Company's Board of Directors authorized the repurchase of up to four million shares of TIMET common stock in open market or private transactions. During 1998, the Company repurchased 90,000 shares for approximately $1.2 million. No shares were repurchased in 1999.

         The Company's new U.S. credit facility,  entered into in February 2000,
prohibits  both  the  payment  of  common  stock   dividends  and  common  stock
repurchases.

ITEM 6:  SELECTED FINANCIAL DATA

         The selected financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                    Years Ended December 31,
                                           -------------------------------------------------------------------------
                                                1995          1996(1)          1997           1998           1999
                                                ----          -------          ----           ----           ----
                                                             ($ in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
   Net sales                                $  184.7          $ 507.1        $ 733.6        $ 707.7        $  480.0
   Operating income (loss)                       5.4             59.8          133.0           82.7           (31.4)
   Interest expense                             10.4              9.0            2.0            2.9             7.1
   Net income (loss)                            (4.2)            47.6           83.0           45.8           (31.4)
   Earnings per share (2):

     Basic                                  $   (.27)        $   1.72        $  2.64        $  1.46        $  (1.00)
     Diluted (3)                                -                1.72           2.49           -               -
   Cash dividends per share                     -                -              -               .12             .12

BALANCE SHEET DATA:

   Cash and cash equivalents                $    -           $   86.5        $  69.0        $  15.5        $   20.7
   Total assets                                248.8            703.0          793.1          953.2           883.1
   Indebtedness (4)                             89.6             10.5            5.0          105.6           117.4
   Capital lease obligations                     -               11.6           11.2           10.3            10.1
   Minority interest - Convertible
    Preferred     Securities                     -              201.2          201.2          201.2           201.2
   Stockholders' equity                         68.1            326.2          408.9          448.4           408.1

OTHER OPERATING DATA:
   Cash flows provided (used):

     Operating activities                   $   (6.1)        $    (.7)       $  72.6        $  76.1        $   19.5
     Investing activities                       (2.5)          (131.4)         (79.8)        (223.2)          (21.7)
     Financing activities                        8.6            215.1           (9.8)          92.2             8.6
                                            -------------    -----------    -----------    ------------    ----------
          Net provided (used)               $     -          $   83.0        $ (17.0)       $ (54.9)       $    6.4

   Mill product shipments (metric tons           5.5             12.4           15.1           14.8            11.4
     000's)
   Average mill product prices per Kg       $  26.00         $  32.00        $ 35.00        $ 35.25        $  33.00
   Active employees at year end                1,020            2,950          3,025          2,740           2,350
   Order backlog at year end (5)            $  125.0         $  440.0        $ 530.0        $ 350.0        $  195.0
   Capital expenditures                     $    3.0         $   21.7        $  66.3        $ 115.2        $   24.8

(1) Significant acquisitions accounted for by the purchase method were made during 1996, which included the acquisitions of the titanium metals businesses of IMI plc and affiliates, Axel Johnson Metals, Inc. (including the remaining 50% interest in Titanium Hearth Technologies) and a 70% interest in TIMET Savoie.

(2) Common shares used to compute earnings per share have been adjusted to reflect the 65-for-1 split of the Company's common stock effected in connection with TIMET's June 1996 initial public offering of common stock.

(3)      Antidilutive in 1995, 1998 and 1999.

(4)  Includes bank and other debt, including loans payable to related parties.

(5) "Order backlog" is defined as firm purchase orders (which are generally subject to cancellation by the customer upon payment of specified charges).

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

         GENERAL. The aerospace industry in recent history has accounted for approximately three-fourths of U.S. and 40% to 50% of worldwide titanium mill products consumption, and has had a significant effect on the overall sales and profitability of the titanium industry. The aerospace industry, and consequently the titanium metals industry, is highly cyclical. During the second half of 1998, it became evident to the Company that the anticipated record rates of aircraft production would not be reached and that a decline in overall production rates would begin earlier than forecast, particularly in titanium-intensive wide body planes. During 1999, aerospace customers reduced inventories and adjusted to decreases in overall production rates and, as a result, the Company's mill products shipments declined 23% to 11,400 metric tons. The Company's fourth quarter 1999 sales of $105.5 million was the lowest quarterly sales amount in four years. At present, a substantial inventory overhang still exists throughout the aerospace industry supply chain and current expectations are that 2000 sales will be somewhat below the fourth quarter 1999 annualized due to lower expected sales volumes and selling prices. Industrial demand for titanium has also declined due to weakness in Asian and other economies and is expected to remain soft during 2000.

         The Company estimates that worldwide industry shipments of titanium mill products peaked in 1997 at approximately 60,000 metric tons and decreased 10% in 1998 to approximately 54,000 metric tons and decreased a further 11% in 1999 to 48,000 metric tons. Expectations for 2000 are a further decline in mill product shipments although the decline is expected to be less than that experienced during each of the last two years.

         The Company's order backlog decreased to approximately $195 million at December 31, 1999 from $350 million at December 31, 1998 and $530 million at December 31, 1997. Substantially all of the 1999 year end backlog is scheduled to be shipped during 2000.

         The Company expects that production levels, capacity utilization, sales volumes, sales prices, gross margins and operating income excluding special charges, will all be lower in 2000 than they were in 1999. Accordingly, the Company currently expects that its 2000 loss before special charges will exceed its 1999 loss before special charges and looks to return to profitability in late 2001. In January 2000, the Company adopted a plan to restructure the organization and reduce costs. As part of this reorganization, the global manufacturing and commercial operations have been consolidated into two organizations, and the Company will further reduce personnel by about 10%, or 250 employees, primarily during the first half of 2000. Additional resources will be focused in an effort to significantly improve the quality of the Company's manufacturing, customer service and management processes to return to profitability. The restructuring actions taken in January are expected to result in an additional restructuring charge in the first quarter of 2000 of up to $10 million, primarily related to employee termination costs. Additionally, in February 2000, the Company entered into new U.S. and U.K. credit facilities. In connection therewith, the Company wrote off $1.3 million of deferred financing costs associated with its previous U.S. facility.

         SALES AND OPERATING INCOME (LOSS) - 1999 COMPARED WITH 1998. The "Titanium melted and mill product" segment net sales in 1999 decreased 30% compared to 1998 primarily due to a 23% decrease in mill products shipment volume resulting primarily from reduced demand in the aerospace market, as described above. Average selling prices for 1999 were approximately 7% lower than 1998 reflecting both the price effect of long-term agreements and increased price competition on non-contract business. Average prices on 2000 shipments are expected to be as much as 15% lower than average 1999 in certain product lines, but only slightly lower than average prices in the fourth quarter of 1999. As described in Note 9 to the Consolidated Financial Statements, the Company produced approximately $16 million of titanium ingot in 1999, for which the customer was billed but income recognition was deferred. The Company anticipates the majority of this ingot will be converted and shipped in 2000, at which time the related income will be recorded.

         The decrease in net sales of the "Other" segment is a result of the Company's ceasing to consolidate its castings business after July 1998. See Note 4 to the Consolidated Financial Statements.

         Total cost of sales in 1999 was 95% of sales compared to 77% in 1998. The increase in the percentage is a result of the lower selling prices, lower production volumes, higher depreciation, and increased reserves for slow-moving inventory. Yield, rework and deviated material costs were also higher and plant operating rates were lower. Selling, general, administrative and developmental expenses in 1999 were lower than 1998 in dollar terms due in large part to the completion of the implementation of the initial phase of the Company's business-enterprise system during the first half of 1999. These costs as a percentage of sales, however, increased to approximately 10% primarily due to the decline in sales.

         In the fourth quarter of 1999, the Company recorded $6.8 million of special charges consisting of $4.5 million of restructuring charges and $2.3 million of write-downs associated with the Company's investment in certain start-up joint ventures. During the same quarter, the Company also recorded a $4.3 million charge to cost of sales for slow-moving inventory. Approximately half of the restructuring charges were non-cash, primarily related to the disposition of a Germany subsidiary, with the cash component relating to the termination of 100 people. The $4.3 million charge for slow-moving inventory and $4.7 million of the $6.8 million of special charges are included in the operating loss of the "Titanium melted and mill products" segment in 1999. Operating income of the "Titanium melted and mill products" segment in 1998 included special charges of $19.5 million. Operating losses of the "Other" segment included $4.5 million and $2.1 million of special charges in 1998 and 1999, respectively. See Note 6 to the Consolidated Financial Statements.

         Equity in earnings (losses) of joint ventures of the "Titanium melted and mill products" segment decreased by $1.3 million from 1998 principally due to the decline in earnings of ValTimet. Equity in losses of the "Other" segment were higher in 1999 due to the Company recording a higher share of the losses for a full year in 1999 as a result of increased ownership in certain of these ventures in mid-1998.

         SALES AND OPERATING INCOME - 1998 COMPARED WITH 1997. Net sales of the "Titanium melted and mill products" segment in 1998 were 2% below 1997 levels primarily due to lower volumes from reduced demand during the last half of the year in both aerospace and industrial markets, as described above. Mill product shipment volume for the year declined 2% to 14,800 metric tons. Selling prices on shipments were relatively flat, in large part due to prices on orders entered prior to the decline in demand.

         Net sales of the "Other" segment were down 34% primarily as a result of the Company's ceasing to consolidate its castings business after July 1998. See
Note 4 to the Consolidated Financial Statements.

         Total cost of sales was 77% of sales in 1998, comparable to 76% of sales in 1997. Selling, general, administrative and developmental expenses in 1998 were higher than in 1997, in both total dollar and percent of sales terms (8.5%, up from 6.2%), in large part due to information technology costs, including implementation of the Company's business-enterprise information system and addressing Y2K issues.

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

         Approximately 60% of the Company's European sales are denominated in currencies other than the U.S. dollar, principally the British pound and European currencies tied to the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for the Company's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of the Company's European subsidiaries are those of their respective countries; thus, the U.S. dollar value of these subsidiaries' sales and costs denominated in currencies other than their functional currency, including sales and costs denominated in U.S. dollars, are subject to exchange rate fluctuations which may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of the Company's European operations may be in U.S. dollars or in functional currencies. The Company's export sales from the U.S. are denominated in U.S. dollars and as such are not subject to currency exchange rate fluctuations.

         The  U.S.  dollar  sales  and  purchases  of  the  Company's   European
operations   described  above  provide  some  natural  hedge  of  non-functional currencies, and the Company does not use currency contracts to hedge its currency exposures. Net currency transaction gains/losses included in earnings was a $1.2 million loss in 1999, a $.4 million gain in 1998 and nominal in 1997. At December 31, 1999, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $20 million and $24 million, respectively, consisting primarily of U. S. dollar cash, accounts receivable, accounts payable and borrowings. Exchange rates among 11 European currencies (including the French franc, Italian lira and German mark, but excluding the British pound) became fixed relative to each other as a result of the implementation of the euro effective in 1999. Costs associated with modifications of systems to handle euro-denominated transactions were not significant.

         DIVIDENDS AND INTEREST INCOME. In 1999, dividends and interest income consists principally of accrued dividends on $80 million of non-voting preferred securities of Special Metals Corporation, which were purchased by the Company in October 1998. In 1997 and 1998, the amount represents primarily earnings on corporate cash equivalents and varies with cash levels and interest rates.

See "Liquidity and Capital Resources - Financing Activities".

         GENERAL CORPORATE INCOME (EXPENSE). General corporate income (expense) consists principally of currency transaction gains/losses.

         INTEREST EXPENSE. Interest expense for 1999 more than doubled from the levels of 1998 primarily due to higher levels of average debt and increased interest rates. Also contributing to the higher comparative interest expense is a lower level of interest being capitalized in 1999 compared to 1998 as major capital projects have been completed. While average borrowing levels increased in 1998 over 1997, interest rates declined and interest capitalized increased. Interest expense in 2000 is expected to be higher than 1999 due to higher average borrowing levels and higher interest rates on the new credit facilities. See Note 10 to the Consolidated Financial Statements.

         MINORITY INTEREST. Annual dividend expense related to the 6.625% Convertible Preferred Securities, issued in November 1996, approximates $13 million and is reported as minority interest net of allocable income taxes. Other minority interest relates primarily to the 30% interest in TIMET Savoie held by Compagnie Europeene du Zirconium-CEZUS, S.A. ("CEZUS").

         INCOME TAXES. The Company operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income (loss) can impact the Company's overall effective tax rate. In 1997, the Company's income tax rate also varied from the U.S. statutory rate due to reductions in the deferred tax valuation allowance related to current year utilization of tax attributes. For financial reporting purposes, the Company has recognized the tax benefit of all of its net operating loss carryforwards, and expects that tax benefits to be recognized during 2000 will be deferred. See
Note 13 to the Consolidated Financial Statements.

         YEAR  2000  ("Y2K").   As  a  result  of  many  computer   systems  and
applications being written to use two-digit fields to designate a year, many date-sensitive systems may have recognized the year 2000 as 1900, or not at all. This could have resulted in a system failure or miscalculations causing systems to incorrectly process critical financial, manufacturing and operational information. These are generally referred to as the "Y2K Issues".

         During 1999, the Company, with the help of outside specialists and consultants, completed all Y2K readiness procedures and did not experience any significant adverse effects on its systems or operations as a result of the Y2K Issues. These readiness procedures included (i) an initial assessment of potential Y2K Issues in its non-information systems (e.g., its manufacturing and communication systems), as well as in those information systems that were not replaced by the new business-enterprise system, (ii) determining, prioritizing and implementing remedial actions, including testing, and (iii) developing contingency plans in the event internal or external Y2K Issues were not resolved by the target date for completion. The Company expended in the aggregate approximately $4.5 million in 1998-99 ($2.5 million in 1999) on these specific non-information system Y2K Issues, principally embedded system technology.
Additionally, most of the Company's information systems have been replaced in connection with the implementation of the Company's business-enterprise system, the initial implementation of which was substantially completed with the rollout of the system to the U.K. sites in 1999. The cost of the new system, including related equipment and networks, aggregated approximately $54.0 million in 1997-99 ($43.5 million capital; $10.5 million expense), of which $4.0 million ($2.5 million capital; $1.5 million expense) was expended in 1999. To date in 2000, none of the Company's manufacturing facilities have suffered any downtime due to noncompliant systems, nor have any significant problems associated with the Y2K Issues been identified in any systems. The Company will continue to monitor its major systems in order to ensure that such systems continue to be year 2000 compliant. However, based primarily upon success to date, the Company does not currently expect any significant Y2K Issues will develop for any of its systems. Furthermore, the Company is not aware of any significant adverse Y2K Issues that may have arisen for its key suppliers or customers.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Company had $21 million of cash and cash equivalents and $21 million of borrowing availability under its U.S. and
European bank credit lines. Net debt at year end 1999 was approximately $96 million ($21 million of cash and equivalents and $117 million of notes payable and debt, principally borrowings under the Company's U.S. and U.K. credit agreements).

         In February 2000, the Company completed a new $125 million, three-year U.S.-based revolving credit agreement replacing its previous U.S. bank credit facility. Borrowings under the new facility are limited to a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment. The credit agreement limits additional indebtedness, prohibits the payment of common stock dividends, and contains other covenants customary in lending transactions of this type. The Company also increased its U.K. credit agreement from (pound)18 million ($29 million) to (pound)30 million ($48 million) with its existing U.K. lender.

         Borrowings under these U.S. and U.K. agreements at closing were used to repay the $58 million in then-outstanding borrowings under the prior U.S. credit agreement, which was terminated. Upon closing on the new credit facilities on February 25, 2000, the Company had about $96 million of borrowing availability under these agreements. See Note 10 to the Consolidated Financial Statements. The Company believes the new U.S. and U.K. credit facilities will provide it with the liquidity necessary for current market and operating conditions.

         OPERATING ACTIVITIES. Cash provided by operating activities was approximately $19 million in 1999, $76 million in 1998 and $73 million in 1997.

                                                            1997              1998              1999
                                                        --------------    --------------    --------------
                                                                          (In millions)
Excluding changes in assets and liabilities               $   121.3        $   108.7         $    23.9
Changes in assets and liabilities                             (48.7)           (32.6)             (4.4)
                                                        --------------    --------------    --------------

                                                          $    72.6        $    76.1         $    19.5
                                                        ==============    ==============    ==============

         Cash provided by operating activities, excluding changes in assets and liabilities, during the past three years generally follows the trend in operating results. Changes in assets and liabilities reflect the timing of purchases, production and sales, and can vary significantly from period to period. Accounts receivable increased (used cash) in 1997 primarily because sales levels were increasing, and provided cash in 1998 and 1999 as sales levels were decreasing.

         Inventories decreased in 1997 as a result of very high shipment levels in the fourth quarter of that year. Inventories increased significantly in 1998, reflecting material purchases and production rates that were based on expected sales levels higher than the actual sales level turned out to be. The Company reduced inventories during 1999 as excess raw materials were consumed and other reduction and control efforts were put in place. The Company expects a further reduction during 2000 in raw materials and finished goods inventory.

         Changes in net current income taxes payable increased in 1997 and decreased in 1998 in part due to the delayed timing of cash payments for taxes in Europe relative to earnings. In 1999, income taxes payable decreased and is principally a receivable at December 31, 1999 as the current year's losses will be carried back to recover a portion of prior years' taxes paid. Changes in accounts with related parties resulted primarily from relative changes in receivable levels with joint ventures in 1997, 1998 and 1999.

         INVESTING ACTIVITIES. The Company's capital expenditures were $25 million in 1999, down from $115 million in 1998 and $66 million in 1997. About one-half of capital expenditures during the two-year period 1997-1998 related to capacity expansion projects associated with long-term customer agreements. Capital expenditures in 1999 are primarily related to the expansion of forging capacity at the Toronto, Ohio facility, the installation of the business-enterprise system in Europe and various environmental and other projects.

         Approximately 10% of the Company's capital spending in 1999 related to the major business-enterprise information systems and information technology project implemented at various sites throughout the Company. Approximately one-fourth of the two-year period 1997-1998 capital spending related to this project. The new system was implemented in stages in the U.S. during 1998, with initial implementation substantially completed with the rollout to the U.K. in February 1999. Certain costs associated with the business-enterprise information systems project, including training and reengineering, are expensed as incurred.

         Capital spending for 2000 is currently expected to be about $15 million covering principally capital maintenance and health, safety and environmental projects, which is less than the expected depreciation and amortization expense of approximately $44 million.

         Cash used for business acquisitions and joint ventures in 1998 related primarily to the Loterios and Wyman-Gordon transactions more fully described in Notes 3 and 4 to the Consolidated Financial Statements. In 1997, such investments consisted primarily of cash contributions in connection with the formation of ValTimet and investments in companies developing new markets and uses for titanium.

         In October 1998, the Company purchased for cash $80 million of Special Metals Corporation 6.625% convertible preferred stock (the "SMC Preferred Stock") in conjunction with, and concurrent with, SMC's acquisition of the Inco Alloys International high performance nickel alloys business unit of Inco Limited. TIMET is accruing dividends on the SMC Preferred Stock, although dividends cannot currently be paid by SMC due to limitations imposed by an amendment of SMC's bank credit agreement. The Company understands that SMC has sued Inco Limited alleging that it made various misrepresentations to SMC in connection with the acquisition. The Company is evaluating the position it will take with respect to SMC's claims.

         FINANCING ACTIVITIES. Net borrowings of $13 million in 1999 and $97 million in 1998 were primarily to fund capital expenditures and in 1998 the Loterios acquisition. Net debt repayments of $6 million in 1997 related primarily to reductions in European working capital borrowings, including amounts due to CEZUS, the Company's minority partner in TIMET Savoie.

         In November 1999, the Company's Board of Directors ("Board") voted to suspend the regular quarterly dividend on its common stock in view of, among other things, the continuing weakness in overall market demand for titanium metal products. The Company's new U.S. credit agreement entered into in February 2000 now prohibits the payment of dividends on the Company's common stock.

         The Company's Convertible Preferred Securities do not require principal amortization, and TIMET has the right to defer dividend payments for one or more periods of up to 20 consecutive quarters for each period. The Company's new U.S. credit agreement prohibits the payment of Convertible Preferred Securities dividends if "excess availability", as determined under the agreement, is less than $25 million. Upon closing of the new U.S. credit facility on February 25, 2000, the Company had approximately $80 million of borrowing availability under this agreement. The Company's Board will continue to evaluate the payment of dividends on the Convertible Preferred Securities on a quarter-by-quarter basis based upon, among other things, the Company's actual and forecasted results of operations, financial condition, cash requirements for its businesses, contractual requirements and other factors deemed relevant.

         The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, the Company has in the past and, in light of its current outlook, may in the future seek to raise additional capital, modify its common and preferred dividend policies, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of capital stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources.

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

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         GENERAL. The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates. The Company typically does not enter into interest rate swaps or other types of contracts in order to manage its interest rate market risk and typically does not enter into currency forward contracts to manage its foreign exchange market risk associated with receivables, payables and indebtedness denominated in a currency other than the functional currency of the particular entity. The Company was not a party to any type of forward or derivative option contract at December 31, 1998 or 1999.

         INTEREST RATES. The Company is exposed to market risk from changes in interest rates related to indebtedness. At December 31, 1999, substantially all of the Company's indebtedness was denominated in U.S. dollars and bore interest at variable rates, primarily related to spreads over LIBOR, as summarized below.

                                                   Contractual maturity date (1)
                                              --------------------------------------     Interest
                                                2000           2001           2002       rate (2)
                                              --------       --------       --------    ----------
                                                          (In millions)
Variable rate debt:
   U. S. dollars                              $   2.9        $   -           $101.9        7.06%
   British pounds                                 -              -              5.0        6.25%
   Italian lira                                   5.1            .6              -         4.26%
   French francs                                  2.0            -               -         3.06%

(1)      Non-U. S. dollar denominated amounts are translated at year-end rates of exchange.
(2)      Weighted average.

At  December  31,  1998,   substantially   all  of  the  Company's   outstanding
indebtedness consisted of $80 million of U.S. dollar-denominated variable rate debt.

         FOREIGN CURRENCY EXCHANGE RATES. The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of its international operations. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations --Results of Operations -- European Operations," which information is incorporated herein by reference.

         OTHER. The Company holds $80 million of preferred securities that are not publicly traded, are accounted for by the cost method and are considered "held-to-maturity" securities. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Investing Activities" and Note 5 to the Consolidated Financial Statements.

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is contained in a separate section of this Annual Report. See "Index of Financial Statements and Schedules" on page F.

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


      NAME                             AGE                          POSITION(S)
 ------------------------------        ---         --------------------------------------------------------
J. Landis Martin                       54          Chairman, President and Chief Executive Officer
Charles H. Entrekin, Jr.               51          Executive Vice President--Commercial
Christian Leonhard                     54          Executive Vice President--Operations
Robert E. Musgraves                    45          Executive Vice President and General Counsel
Mark A. Wallace                        42          Executive Vice President and Chief Financial Officer

         J. LANDIS MARTIN has been Chairman and a director of the Company since 1987, has served as Chief Executive Officer of the Company since 1995, and as President of the Company from 1995 to 1996 and since January 2000. Mr. Martin has been the Chief Executive Officer and a director of Tremont since 1988, and has served as Chairman of Tremont since 1990. Mr. Martin has also been President of Tremont since 1987 (except for a brief period in 1990). He has also served as President and Chief Executive Officer of NL Industries, Inc., a manufacturer of titanium dioxide pigments, since 1987 and as a director of NL since 1986. Tremont and NL may be deemed to be affiliates of the Company. Mr. Martin is also a director of Haliburton Company, a provider of energy services and engineering and construction services, Apartment Investment & Management Corporation, a real estate investment trust, and Crown Castle International Corporation, a communications company.

        CHARLES H. ENTREKIN, JR. has been Executive Vice President-Commercial since January 2000. Prior to that, he served as Vice President since 1997 and Vice President; President-North American Operations since January 1999. From 1997 to January 1999, he served as President-THT Operations. Prior to that time, Dr. Entrekin served as Vice President-Commercial for THT since 1993 and as its Vice President-Technology from 1985 to 1993.

         CHRISTIAN LEONHARD has been Executive Vice President-Operations since January 2000. Prior to that, he served as Vice President; President-European Mill Products Operations since 1997. Prior to that time, he was in charge of the Company's operations and sales activities in France since 1988.

         ROBERT E. MUSGRAVES has been Executive Vice President and General Counsel since January 2000. Prior to that, he served as Vice President and General Counsel of the Company since 1990. He has also served as Secretary of the Company since 1991. Since 1993, Mr. Musgraves has been General Counsel and Secretary of Tremont, and since 1994 has also served as Vice President of Tremont.

         MARK A. WALLACE has been Executive Vice President and Chief Financial Officer since January 2000. Prior to that, he served as Vice President-Strategic Change and Information Technology since 1996. Mr. Wallace served as Vice President-Finance and Treasurer of the Company from 1992 to 1996. He also served as Vice President and Controller of Tremont from 1992 until 1997 and was appointed Vice President and Chief Financial Officer of Tremont in February 2000.

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

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A) AND (D)   FINANCIAL STATEMENTS AND SCHEDULES

                  The consolidated financial statements and schedules listed by the Registrant on the accompanying Index of Financial Statements and Schedules (see page F) are filed as part of this Annual Report.

  (B)                REPORTS ON FORM 8-K

                   Reports on Form 8-K for the quarter ended December 31, 1999 and the months of January and February 2000:

                           Filing Date                                Items Reported
                 --------------------------------              -----------------------------
                        October 1, 1999                 -                 5 and 7.
                        October 27, 1999                -                 5 and 7.
                        November 2, 1999                -                 5 and 7.
                        December 22, 1999               -                 5 and 7.
                        January 18, 2000                -                 5 and 7.
                        January 28, 2000                -                 5 and 7.
                        February 28, 2000               -                 5 and 7.

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

3.2 Bylaws of Titanium Metals Corporation as Amended and Restated, dated February 23, 1999, incorporated by reference to Exhibit
                  3.2 to Titanium  Metals  Corporation's  Annual Report on Form
                  10-K (No.  1-14368) for the year ended December 31, 1998.

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

10.5              Intercorporate  Services  Agreement  between  Titanium  Metals
                  Corporation and Tremont  Corporation,  effective as of January
                  1, 1999, incorporated by reference to Exhibit 10.6 to a Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1999 filed by Tremont Corporation (No. 1-10126).

10.6*             1996 Long Term Performance Incentive Plan of Titanium Metals
                  Corporation, incorporated by reference to Exhibit 10.19 to Titanium Metals Corporation's Amendment No. 1 to
                  Registration Statement on Form S-1 (No. 333-18829).

10.7*             Titanium  Metals  Corporation  Amended and Restated  1996
                  Non-Employee  Director  Compensation  Plan, as amended and restated effective February 23, 1999.

10.8* Senior Executive Cash Incentive Plan, incorporated by reference to Appendix B to Titanium Metals Corporation's proxy statement included as part of a statement on Schedule 14A dated April 17, 1997.

10.9*             Executive Severance Policy.

10.10             Purchase Agreement,  dated November 20, 1996, between Titanium
                  Metals  Corporation,  TIMET Capital Trust I, Salomon  Brothers
                  Inc, Merrill Lynch,  Pierce,  Fenner & Smith  Incorporated and
                  Morgan Stanley & Co. Incorporated, as Initial Purchasers, incorporated by reference to Exhibit 99.1 to the Registrant's
                  Current Report on Form 8-K filed with the Commission on December 5, 1996.

10.11             Registration Agreement, dated November 20, 1996, between TIMET
                  Capital Trust I and Salomon Brothers Inc, as Representative of the Initial Purchasers, incorporated by reference to Exhibit
                  99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 5, 1996.

10.12             Loan and Security  Agreement by and among  Congress  Financial
                  Corporation   (Southwest)   as  Lender  and  Titanium   Metals
                  Corporation   and  Titanium  Hearth   Technologies,   Inc.  as
                  borrowers, dated February 25, 2000.

10.13             Investment  Agreement  dated  July 9, 1998,  between  Titanium
                  Metals  Corporation,  TIMET  Finance  Management  Company  and
                  Special  Metals  Corporation,  incorporated  by  reference  to
                  Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 9, 1998.

10.14             Intercorporate  Services  Agreement  between Titanium Metals
                  Corporation and NL Industries, Inc. effective as of January 1,
                  1999, incorporated by reference to Exhibit 10.3 to a Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 1999 filed by NL Industries, Inc. (No. 1-640).

10.15             Form of Loan and  Pledge  Agreement  by and  between  Titanium
                  Metals  Corporation and individual  TIMET executives under the
                  Corporation's   Executive   Stock   Ownership   Loan  Program,
                  incorporated by reference to Exhibit 10.3 to the  Registrant's
                  Quarterly  Report on Form 10-Q for the quarter ended September
                  30, 1998.

10.16             Amendment to  Investment  Agreement,  dated  October 28, 1998, among Titanium Metals  Corporation,  TIMET Finance  Management
                  Company  and  Special  Metals  Corporation,   incorporated  by
                  reference to Exhibit 10.4 to the Registrant's Quarterly Report
                  on Form 10-Q for the quarter ended September 30, 1998.

10.17             Registration Rights Agreement, dated October 28, 1998, between
                  TIMET   Finance   Management   Company  and   Special   Metals
                  Corporation,  incorporated by reference to Exhibit 10.5 to the
                  Registrant's  Quarterly  Report on Form  10-Q for the  quarter ended September 30, 1998.

10.18             Certificate of Designations for the Special Metals Corporation
                  Series A Preferred Stock,  filed on October 28, 1998, with the
                  Secretary of State of Delaware,  incorporated  by reference to
                  Exhibit 4.5 of a Current  Report on Form 8-K dated October 28,
                  1998, filed by Special Metals Corporation (No. 000-22029).

10.19*            Severance Agreement between Titanium Metals Corporation and
                  Andrew R. Dixey dated February 25, 2000.

10.20* Executive Severance Agreement, dated as of September 27, 1996, between Titanium Hearth Technologies, Inc. and
                  William C. Acton.

10.21*            Severance Agreement, dated February 19, 1999, between Titanium
                  Metals Corporation and William C. Acton.

10.22*            Executive  Agreement  dated as of September  27, 1996, between
                  Titanium Hearth Technologies, Inc. and Charles H. Entrekin,
                  Jr.

99.1 Complaint and Jury Demand filed by Titanium Metals Corporation against The Boeing Company in District Court, City and County of Denver, State of Colorado, on March 21, 2000, Case
                  No. 00CV1402, including Exhibit A, Purchase and Sale Agreement
                  (for titanium products) dated as of November 5, 1997 by and between The Boeing Company, acting through its division, Boeing Commercial Airplane Group, and Titanium Metals
                  Corporation, incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated
                  March 22, 2000.

21.1              Subsidiaries of the Registrant

23.1              Consent of PricewaterhouseCoopers LLP

27.1              Financial Data Schedule for the year ended December 31, 1999

* Management contract, compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TITANIUM METALS CORPORATION
                                               (Registrant)

                                                BY   /S/ J. LANDIS MARTIN
                                                --------------------------------
                                                J. Landis Martin, March 22, 2000
                                               (Chairman of the Board, President
                                                and Chief Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/S/ J. LANDIS MARTIN                        /S/ STEVEN L. WATSON
-------------------------------------       --------------------------------
J. Landis Martin, March 22, 2000            Steven L. Watson, March 22, 2000
(Chairman of the Board, President          (Director)
and Chief Executive Officer)

/S/ EDWARD C. HUTCHESON, JR.                /S/ JOSEPH S. COMPOFELICE
-------------------------------------      ---------------------------------
Edward C. Hutcheson, Jr., March 22, 2000   Joseph S. Compofelice, March 22, 2000
(Director)                                (Director)


/S/ THOMAS P. STAFFORD                      /S/ MARK A. WALLACE
-------------------------------------      --------------------------------
Thomas P. Stafford, March 22, 2000          Mark A. Wallace, March 22, 2000
(Director)                                 (Executive Vice President and
                                            Chief Financial Officer)

/S/ GLENN R. SIMMONS                        /S/ DAVID P. BURLAGE
-------------------------------------      ---------------------------------
Glenn R. Simmons, March 22, 2000            David P. Burlage, March 22, 2000
(Director)                                 (Corporate Controller)
                                           (Principal Accounting Officer)


                                            TITANIUM METALS CORPORATION

                                            ANNUAL REPORT ON FORM 10-K
                                             ITEMS 8, 14(a) and 14(d)

                                    INDEX OF FINANCIAL STATEMENTS AND SCHEDULES



FINANCIAL STATEMENTS                                                                                     PAGE
  Report of Independent Accountants                                                                        F-1

  Consolidated Balance Sheets - December 31, 1998 and 1999                                              F-2/F-3

  Consolidated Statements of Operations - Years ended                                                      F-4
     December 31, 1997, 1998 and 1999

  Consolidated Statements of Comprehensive Income - Years ended

     December 31, 1997, 1998 and 1999                                                                      F-5

  Consolidated Statements of Cash Flows - Years ended

     December 31, 1997, 1998 and 1999                                                                    F-6/F-7

  Consolidated Statements of Stockholders' Equity - Years ended

     December 31, 1997, 1998 and 1999                                                                     F-8

  Notes to Consolidated Financial Statements                                                            F-9/F-31

FINANCIAL STATEMENT SCHEDULES

  Report of Independent Accountants                                                                        S-1

  Schedule II - Valuation and qualifying accounts                                                          S-2

  Schedules I, III and IV are omitted because they are not applicable.

                                       F

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Titanium Metals Corporation:

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Titanium Metals Corporation and Subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Denver, Colorado
January 28, 2000, except for the fourth and fifth paragraphs of Note 10, as to which the date is February 25, 2000, and the second paragraph of Note 16, as to which the date is March 21, 2000.


                                            TITANIUM METALS CORPORATION

                                            CONSOLIDATED BALANCE SHEETS

                                            December 31, 1998 and 1999
                                       (In thousands, except per share data)

ASSETS                                                                                         1998               1999
                                                                                           --------------    ---------------

Current assets:
   Cash and cash equivalents                                                                    $ 15,464           $ 20,671
   Accounts and other receivables, less
     Allowance of $1,932 And $3,330                                                              126,098            106,204
   Receivable from related parties                                                                 8,119              4,071
   Refundable income taxes                                                                         6,819             10,651
   Inventories                                                                                   225,880            191,535
   Prepaid expenses and other                                                                     10,650              7,177
   Deferred income taxes                                                                           1,900              2,250
                                                                                           --------------    ---------------
          Total current assets                                                                   394,930            342,559
                                                                                           --------------    ---------------

Other assets:

   Investment in joint ventures                                                                   32,633             26,938
   Preferred securities                                                                           80,000             80,000
   Accrued dividends on preferred securities                                                         890              6,530
   Goodwill                                                                                       59,547             54,789
   Other intangible assets                                                                        19,894             16,326
   Deferred income taxes                                                                               -              9,600
   Other                                                                                          14,129             12,979
                                                                                           --------------    ---------------
          Total other assets                                                                     207,093            207,162
                                                                                           --------------    ---------------

Property and equipment:

   Land                                                                                            5,974              6,230
   Buildings                                                                                      25,610             24,647
   Information technology systems                                                                 56,089             55,226
   Manufacturing and other                                                                       278,669            331,591
   Construction in progress                                                                       52,651              8,122
                                                                                           --------------    ---------------
                                                                                                 418,993            425,816
   Less accumulated depreciation                                                                  67,770             92,432
                                                                                           --------------    ---------------
     Net property and equipment                                                                  351,223            333,384
                                                                                           --------------    ---------------

                                                                                               $ 953,246          $ 883,105
                                                                                           ==============    ===============



                                            TITANIUM METALS CORPORATION

                                      CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                            December 31, 1998 and 1999
                                       (In thousands, except per share data)

LIabilities, Minority Interest and Stockholders' Equity                                        1998               1999
                                                                                           --------------    ---------------
Current liabilities:
   Notes payable                                                                                 $ 5,134            $ 9,635
   Current maturities of long-term debt and
     Capital lease obligations                                                                       771             85,679
   Accounts payable                                                                               69,302             48,679
   Accrued liabilities                                                                            50,628             42,879
   Payable to related parties                                                                      3,223              1,984
   Income taxes                                                                                    5,391                516
   Deferred income taxes                                                                           2,500              5,049

                                                                                           --------------    ---------------
          Total current liabilities                                                              136,949            194,421
                                                                                           --------------    ---------------

Noncurrent liabilities:

   Long-term debt                                                                                 99,950             22,425
   Capital lease obligations                                                                      10,069              9,776
   Payable to related parties                                                                      1,395              1,332
   Accrued OPEB Cost                                                                              24,065             19,961
   Accrued pension cost                                                                            8,754              5,634
   Deferred income taxes                                                                          14,200             12,950
                                                                                           --------------    ---------------
          Total noncurrent liabilities                                                           158,433             72,078
                                                                                           --------------    ---------------

Minority  interest  -   Company-obligated   mandatorily   redeemable   preferred
   securities of subsidiary trust holding solely
   subordinated debt securities ("convertible preferred securities")                             201,250            201,250
other minority interest                                                                            8,237              7,275

Stockholders' equity:

     Preferred stock $.01 par value; 1,000 shares authorized,

        None outstanding                                                                               -                  -
     Common stock, $.01 par value; 99,000 shares authorized,
        31,459 and 31,461 shares issued, respectively                                                315                315
     Additional paid-in capital                                                                  347,972            347,984
     Retained earnings                                                                            99,981             64,827
     Accumulated other comprehensive income (loss)                                                 1,317            (3,837)
     Treasury stock, at cost  (90 Shares)                                                         (1,208)            (1,208)
                                                                                           --------------    ---------------
          Total stockholders' equity                                                             448,377            408,081
                                                                                           --------------    ---------------

                                                                                               $ 953,246          $ 883,105
                                                                                           ==============    ===============

Commitments and contingencies (Note 16)
          See accompanying notes to consolidated financial statements.
                                      F-3

                                            TITANIUM METALS CORPORATION

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Years ended December 31, 1997,  1998 and 1999
                                       (In thousands, except per share data)

                                                                                 1997              1998               1999
                                                                            ---------------   ---------------    ---------------
Revenues and other income:
     Net sales                                                                 $ 733,577          $ 707,677          $ 480,029
     Equity in earnings (losses) of joint ventures                                (1,013)               351             (1,709)
     Other, net                                                                    4,530              6,859              4,952
                                                                            ---------------   ---------------    ---------------
                                                                                 737,094            714,887            483,272
                                                                            ---------------   ---------------    ---------------

Costs and expenses:

     Cost of sales                                                               554,546            542,285            454,506
     Selling, general, administrative and development                             45,319             59,837             48,577
     Special charges                                                                   -             24,000              6,834
     Interest                                                                      2,066              2,916              7,093
                                                                            ---------------   ---------------    ---------------
                                                                                 601,931            629,038            517,010
                                                                            ---------------   ---------------    ---------------

     Income (loss) before income taxes and minority interest                     135,163             85,849            (33,738)

Income tax expense (benefit)                                                      41,004             29,197            (12,021)
Minority interest - convertible preferred securities                               8,840              8,840              8,667
Other minority interest                                                            2,309              2,060              1,006
                                                                            ---------------   ---------------    ---------------

     Net income (loss)                                                         $  83,010          $  45,752          $ (31,390)
                                                                            ===============   ===============    ===============

Diluted net income (loss)                                                      $  91,850          $  54,592          $ (22,723)
                                                                            ===============   ===============    ===============

Earnings (loss) per share:

     Basic                                                                     $    2.64          $    1.46          $   (1.00)
     Diluted                                                                        2.49             *                  *

Weighted average shares outstanding:

     Basic                                                                        31,457             31,435             31,371
     Diluted                                                                      36,955             36,846             36,782





*  Antidilutive.

          See accompanying notes to consolidated financial statements.

                                            TITANIUM METALS CORPORATION

                                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                    Years ended December 31, 1997, 1998 and 1999
                                                  (In thousands)


                                                                           1997               1998              1999
                                                                      ---------------    ---------------    --------------
Net income (loss)                                                          $  83,010          $  45,752         $  (31,390)

Other comprehensive income (loss), net of tax:

   Currency translation adjustment                                            (1,727)             1,692             (5,637)
   Pension liabilities adjustment                                                858             (4,283)               483
                                                                      ---------------    ---------------    --------------

   Comprehensive income (loss)                                             $  82,141          $  43,161         $  (36,544)
                                                                      ===============    ===============    ==============

          See accompanying notes to consolidated financial statements.

                                            TITANIUM METALS CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Years ended December 31, 1997, 1998 and 1999
                                                  (In thousands)

                                                                          1997               1998              1999
                                                                      --------------    ---------------    --------------
Cash flows from operating activities:
   Net income (loss)                                                    $  83,010         $  45,752          $ (31,390)
   Depreciation and amortization                                           28,384            32,514             42,693
   Special charges - non cash portion                                           -            15,425              3,936
   Earnings of joint ventures, net of distributions                         1,013               170              3,730
   Deferred income taxes                                                    6,578            13,172               (464)
   Other minority interest                                                  2,309             2,060              1,006
   Other, net                                                                 (36)             (433)             4,447
   Change in assets and liabilities, net of acquisitions:

      Receivables                                                         (41,781)           37,454             17,406
      Inventories                                                             294           (62,990)            23,598
      Prepaid expenses                                                      1,600             2,539              3,137
      Accounts payable and accrued liabilities                              1,231            (9,497)           (24,151)
      Accrued restructuring charges                                             -             6,727             (5,042)
      Income taxes                                                          5,526           (12,213)           (16,220)
      Accounts with related parties, net                                  (13,292)            9,650              2,409
      Accrued dividends on preferred securities                                 -              (890)            (5,640)
      Other, net                                                           (2,266)           (3,323)                88
                                                                      --------------    ---------------    --------------

      Net cash provided by operating activities                            72,570            76,117             19,543
                                                                      --------------    ---------------    --------------

Cash flows from investing activities:

   Capital expenditures                                                   (66,295)         (115,155)           (24,772)
   Business acquisitions and joint ventures                               (13,496)          (27,413)                 -
   Purchase of preferred securities                                             -           (80,000)                 -
   Disposition of fixed assets                                                  -                 -              2,900
   Other, net                                                                   -              (647)               209
                                                                      --------------    ---------------    --------------

      Net cash used by investing activities                               (79,791)         (223,215)           (21,663)
                                                                      --------------    ---------------    --------------

Cash flows from financing activities:
   Indebtedness:

     Borrowings                                                                 -           153,765            111,900
     Repayments                                                            (4,833)          (56,670)           (99,284)
     Deferred financing costs                                              (2,230)                -                  -
   Repayment of related parties loans                                        (930)                -                  -
   Dividends paid                                                               -            (3,772)            (3,764)
   Treasury stock purchased                                                     -            (1,208)                 -
   Other, net                                                              (1,830)              117               (289)
                                                                      --------------    ---------------    --------------

     Net cash provided (used) by financing activities                      (9,823)           92,232              8,563
                                                                      --------------    ---------------    --------------
                                                                        $ (17,044)        $ (54,866)        $    6,443
                                                                      ==============    ===============    ==============


                                        TITANIUM METALS CORPORATION

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                   Years ended December 31, 1997, 1998 and 1999
                                                  (In thousands)

                                                                         1997               1998              1999
                                                                     --------------    ---------------    --------------
Cash and cash equivalents:
   Net increase (decrease) from:
     Operating, investing and financing activities                      $ (17,044)        $ (54,866)        $    6,443
     Cash acquired                                                              -             1,187                  -
     Currency translation                                                    (525)              186             (1,236)
                                                                     --------------    ---------------    --------------
                                                                          (17,569)          (53,493)             5,207
   Balance at beginning of year                                            86,526            68,957             15,464
                                                                     --------------    ---------------    --------------

   Balance at end of year                                               $  68,957         $  15,464          $  20,671
                                                                     ==============    ===============    ==============

Supplemental disclosures:
   Cash paid for:

     Interest, net of amounts capitalized                              $    2,159         $   2,215         $    6,669
     Convertible preferred securities dividends                            13,332            13,332             13,332
     Income taxes, net                                                     22,483            23,737                148

   Business acquisitions and joint ventures:

     Cash acquired                                                     $        -          $  1,187         $        -
     Receivables                                                              736             6,574                  -
     Inventories                                                              769            15,352                  -
     Property, equipment and other                                          1,998            21,765                  -
     Investments in joint ventures                                         24,307             8,460                  -
     Goodwill and other intangibles                                           577             8,566                  -
     Liabilities assumed                                                   (3,604)          (18,117)                 -
                                                                     --------------    ---------------    --------------
                                                                           24,783            43,787                  -
     Less noncash consideration, principally

       Property and equipment                                             (11,287)          (16,374)                 -
                                                                     --------------    ---------------    --------------

         Cash paid                                                      $  13,496          $ 27,413       $
                                                                                                                     -
                                                                     ==============    ===============    ==============

 See accompanying notes to consolidated financial statements.
                                                        F-7


                                            TITANIUM METALS CORPORATION

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   Years ended December 31, 1997, 1998 and 1999
                                                  (In thousands)

                                                                                            Accumulated Other
                                                                Additional   Retained   Comprehensive Income (Loss)
                                                                                        ---------------------------
                                           Common     Common     Paid-in     Earnings   Currency    Pension     Treasury
                                           Shares      Stock     Capital    (Deficit)  Translation  Liabilities  Stock     Total
                                          --------    -------  -----------  ---------  ------------ ----------- ---------  ---------
Balance at December 31, 1996                31,455    $  315    $ 346,133   $(25,009)  $   5,635    $   (858)   $         $ 326,216
                                                                                                                      -
   Comprehensive income                          -         -            -     83,010      (1,727)        858          -      82,141
   Other, net                                    3         -          590          -           -           -          -         590
                                          ---------  --------  -----------  ---------  -----------  ---------   --------  ----------

Balance at December 31, 1997                31,458       315      346,723     58,001       3,908           -          -     408,947
   Comprehensive income                          -         -            -     45,752       1,692      (4,283)         -      43,161
   Dividends paid ($.12 per share)               -         -            -     (3,772)          -           -          -      (3,772)
   Treasury stock purchases                    (90)        -            -          -           -           -     (1,208)     (1,208)
   Other, net                                    1         -        1,249          -           -           -          -       1,249
                                          ---------  --------  -----------  ---------  ----------  ----------   --------  ----------

Balance at December 31, 1998                31,369       315      347,972     99,981       5,600      (4,283)    (1,208)    448,377
   Comprehensive income (loss)                   -         -            -    (31,390)     (5,637)         483         -     (36,544)
   Dividends paid ($.12 per share)               -         -            -     (3,764)          -           -          -      (3,764)
   Other, net                                    2         -           12          -           -           -          -          12
                                          ---------  --------   ----------  ---------  ----------  -----------  --------  ----------

Balance at December 31, 1999                31,371    $  315    $ 347,984   $ 64,827    $    (37)   $ (3,800)   $(1,208)   $ 408,081
                                          =========  ========  ===========  =========  ==========  ===========  ========  ==========


                           TITANIUM METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies:

         PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of Titanium Metals Corporation ("TIMET") and its majority-owned subsidiaries (collectively, the "Company"). All material intercompany accounts and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

         TRANSLATION OF FOREIGN CURRENCIES. Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in the currency translation adjustments component of other comprehensive income (loss), net of related income taxes. Currency transaction gains and losses are recognized in income currently, and were nominal in 1997, a net gain of $.4 million in 1998 and a net loss of $1.2 million in 1999.

         NET SALES. Sales are generally recognized when products are shipped. Sales may occasionally be recognized before shipment when, among other things, the title has passed, the customer has assumed substantial risks of ownership and the Company has substantially met its performance obligations.

         INVENTORIES AND COST OF SALES. Inventories are stated at the lower of cost or market. Approximately one-half of inventories are costed using the last-in, first-out ("LIFO") method with the remainder primarily costed using an average method.

         CASH AND CASH EQUIVALENTS. Cash equivalents include highly liquid investments with original maturities of three months or less.

         OTHER INVESTMENTS. Investments in 20% to 50%-owned joint ventures are accounted for by the equity method. Differences between the Company's investment in joint ventures and its proportionate share of the joint ventures' reported equity are amortized over not more than 15 years.

         Nonmarketable preferred securities are accounted for by the cost method and are considered to be "held-to-maturity" securities.

         INTANGIBLE ASSETS AND AMORTIZATION. Goodwill, representing the excess of cost over the fair value of individual net assets acquired in business combinations accounted for by the purchase method, is amortized by the straight-line method over 15 years and is stated net of accumulated amortization of $10.5 million and $15.2 million at December 31, 1998 and 1999, respectively. Patents and other intangible assets, except intangible pension assets, are amortized by the straight-line method over the periods expected to be benefited, generally nine years.

         PROPERTY, EQUIPMENT AND DEPRECIATION. Property and equipment are stated at cost. Maintenance, repairs and minor renewals are expensed; major improvements are capitalized. Interest costs related to major, long-term capital projects are capitalized as a component of construction costs and were $1.0 million in 1997, $2.6 million in 1998 and $1.3 million in 1999. Software development costs are capitalized; training, reengineering and similar costs are expensed as incurred.

         Depreciation is computed principally on the straight-line method over the estimated useful lives of 15 to 40 years for buildings and three to 25 years for machinery and equipment. Software costs are amortized over the software's estimated useful life, generally three to five years.

         LONG-LIVED ASSETS. When events or changes in circumstances indicate that long-lived assets, including goodwill or other intangible assets, may be impaired, an evaluation is performed to determine if an impairment exists. Such events or circumstances include, among other things, significant current and prior periods or current and projected periods with operating losses related to the applicable business unit. All relevant factors are considered in determining whether impairment exists. If an impairment is determined to exist, the underlying long-lived assets and the associated goodwill are written down to reflect the estimated future discounted cash flows expected to be generated by the underlying business.

         STOCK-BASED COMPENSATION. The Company has elected the disclosure alternative prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and to account for the Company's stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and its various interpretations. Under APB No. 25, no compensation cost is generally recognized for fixed stock options for which the exercise price is not less than the market price of the Company's common stock on the grant date. See Note 12.

         EMPLOYEE BENEFIT PLANS. Accounting and funding policies for retirement plans and postretirement benefits other than pensions ("OPEB") are described in
Note 14. The Company retroactively adopted SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" in 1998.

     RESEARCH AND DEVELOPMENT. Research and development expense approximated $3.6 million in 1997, $3.4 million in 1998 and $2.5 million in 1999.

         ADVERTISING COSTS. Advertising costs, which are not significant, are expensed as incurred.

         INCOME TAXES. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in subsidiaries not included in TIMET's consolidated U.S. tax group. See Note 13.

     COMPREHENSIVE INCOME. The Company retroactively adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company currently expects that it will be able to realize the carrying value of its investment in nonmarketable preferred securities, purchased in October 1998, and as such believes the carrying value of the securities approximate fair value.

         The Company's bank debt reprices with changes in market interest rates and, accordingly, the carrying amount of such debt is believed to approximate market value. The fair value of the Convertible Preferred Securities based on quoted market prices approximated $102 million and $46 million at December 31, 1998 and 1999, respectively (net carrying value at both dates - $201 million).

         NEW ACCOUNTING PRINCIPLES NOT YET ADOPTED. The Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," no later than the first quarter of 2001. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The Company is currently studying this newly issued accounting rule, and the impact of adopting SFAS No. 133, if any, will be dependent upon the extent to which the Company is then a party to derivative contracts or engaged in hedging activities.

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

         In 1997 and 1998, the "Other" segment consisted primarily of the Company's titanium castings operations, which were combined in a joint venture during 1998 and subsequently sold in January 2000 (see Note 4). In 1999, the "Other" segment consists of the Company's nonintegrated joint ventures.

         Operating income, inventory and receivables are the key management measures used to evaluate segment performance. Segment operating income is defined as income before income taxes, minority interest and interest expense, exclusive of certain general corporate income and expense items (including dividends and interest income). Operating income of the "Titanium melted and mill products" segment includes special charges of $19.5 million and $4.7 million in 1998 and 1999, respectively. In 1999, the operating loss of this segment also included $4.3 million of charges for slow-moving inventory (see
Note 7). Operating income of the "Other" segment includes special charges of $4.5 million and $2.1 million in 1998 and 1999, respectively. The special charges are more fully described in Note 6.


                                                                             Years Ended December 31,
                                                                ----------------------------------------------------
                                                                    1997               1998               1999
                                                                ---------------   ---------------    ---------------
                                                                                  (In thousands)

OPERATING SEGMENTS:
   Net sales:
     Titanium melted and mill products                             $ 700,427           $ 686,677         $  479,466
     Other                                                            36,217              23,936              2,233
     Eliminations                                                     (3,067)             (2,936)            (1,670)
                                                               ----------------   ---------------    ----------------
                                                                   $ 733,577           $ 707,677         $  480,029
                                                               ================   ===============    ================

   Mill product shipments:
     Volume (metric tons)                                            15,100              14,800              11,400
     Average price ($ per kilogram)                               $   35.00           $   35.25          $    33.00

   Operating income (loss):
     Titanium melted and mill products                            $  139,252          $   87,411         $  (27,685)
     Other                                                            (6,290)             (4,706)            (3,748)
                                                               ----------------   ---------------    ----------------
                                                                     132,962              82,705            (31,433)
   Dividends and interest income                                       1,407               6,303              6,034
   General corporate income (expense), net                             2,860                (243)            (1,246)
   Interest expense                                                   (2,066)             (2,916)            (7,093)
                                                               ----------------   ---------------    ----------------
        Income (loss) before income taxes
          And minority interest                                   $  135,163          $   85,849         $  (33,738)
                                                               ================   ===============    ================


   Depreciation and amortization:
     Titanium melted and mill products                            $   26,463           $   31,599        $   42,693
     Other                                                             1,921                  915                 -
                                                               ================    ==============    ================
                                                                  $   28,384           $   32,514        $   42,693
                                                               ================    ==============    ================

   Capital expenditures:
     Titanium melted and mill products                            $   62,869            $ 115,103        $   24,770
     Other                                                             3,426                   52                 2
                                                               ================    ==============    ================
                                                                  $   66,295            $ 115,155        $   24,772
                                                               ================    ==============    ================



                                                                             Years Ended December 31,

                                                               ------------------------------------------------------
                                                                    1997               1998               1999
                                                               ----------------    --------------    ----------------
                                                                                  (In thousands)
   Inventories:
     Titanium melted and mill products                             $ 146,782           $ 225,073          $ 190,390
     Other                                                             7,165                 871              1,209
     Eliminations                                                       (129)                (64)               (64)
                                                               ----------------    --------------    ----------------
                                                                   $ 153,818           $ 225,880          $ 191,535
                                                               ================    ==============    ================

   Accounts receivable:
     Titanium melted and mill products                             $ 149,293           $ 124,010          $ 105,202
     Other                                                             6,385               2,088              1,002
                                                               ----------------    --------------    ----------------
                                                                   $ 155,678           $ 126,098          $ 106,204
                                                               ================    ==============    ================

   Investment in joint ventures:
     Titanium melted and mill products                            $   20,114          $   22,044          $  21,143
     Other                                                             3,156              10,589              5,795
                                                               ----------------    --------------    ----------------
                                                                  $   23,270          $   32,633          $  26,938
                                                               ================    ==============    ================

   Equity in earnings (losses) of joint ventures:
     Titanium melted and mill products                            $     (517)        $     1,869         $      549
     Other                                                              (496)             (1,518)            (2,258)
                                                               ----------------    --------------    ----------------
                                                                  $   (1,013)        $       351         $   (1,709)
                                                               ================    ==============    ================

Geographic segments:
   Net sales - point of origin:
     United states                                                 $ 534,440          $ 465,519           $ 365,652
     United kingdom                                                  223,573            217,709             160,765
     Other europe                                                     96,659            109,347              89,433
     Eliminations                                                   (121,095)           (84,898)           (135,821)
                                                               ----------------   ---------------    ----------------
                                                                   $ 733,577          $ 707,677           $ 480,029
                                                               ================   ===============    ================
   Net sales - point of destination:
     United states                                                 $ 401,217          $ 354,001           $ 239,797
     Europe                                                          276,419            290,988             203,858
     Other                                                            55,941             62,688              36,374
                                                               ----------------   ---------------    ----------------
                                                                   $ 733,577          $ 707,677           $ 480,029
                                                               ================   ===============    ================
   Operating income (loss):
     United states                                                 $  76,434         $   45,760           $ (31,636)
     Europe                                                           56,528             36,945                 203
                                                               ----------------   ---------------    ----------------
                                                                   $ 132,962         $   82,705           $ (31,433)
                                                               ================   ===============    ================

   Long-lived assets - property and equipment, net:
     United states                                                 $ 188,564          $ 264,856           $ 246,744
     United kingdom                                                   69,470             78,731              81,607
     Other europe                                                      4,392              7,636               5,033
                                                               ----------------   ---------------    ----------------
                                                                   $ 262,426          $ 351,223           $ 333,384
                                                               ================   ===============    ================

     Export sales from U.S. based operations approximated $97 million in 1997, $81 million in 1998 and $65 million in 1999.

         Geographic segment operating income of the U.S. includes special charges in 1998 and 1999 of $14.5 million and $3.2 million, respectively. Operating income of the Europe segment in 1998 and 1999 includes special charges of $9.5 million and $3.6 million, respectively. The 1999 geographic segment operating income also includes a charge for slow-moving inventory of $2.4 million and $1.9 million in U.S. and Europe, respectively.

Note 3 - Business combinations:

         In January 1997, the Company purchased LASAB Laser Applikations-und Bearbeitungs GmbH, which is in the titanium and stainless steel laser-welded tube and pipe and laser cutting business.

         In April 1998, the Company acquired Loterios S.p.A., a producer and distributor, based in Italy, of titanium pipe and fittings primarily to the offshore oil and gas drilling and production markets. The cost of the Loterios acquisition, accounted for by the purchase method, was approximately $19 million in cash. Additional consideration of up to approximately $7 million is contingent upon Loterios' achieving certain operating targets through 2000. No additional consideration has been earned to date based upon Loterios' operating results. The results of Loterios' operations have been reflected in the consolidated financial statements from the date of acquisition. Net sales in 1998 subsequent to the acquisition approximated $23 million; net sales in 1999 approximated $20 million.

Note 4 - Joint ventures:

                                                        December 31,
                                               --------------------------------
                                                     1998              1999
                                               --------------    --------------
                                                       (In thousands)

Joint ventures:
   Valtimet                                       $ 21,658          $ 20,863
   Wyman-gordon titanium castings                    6,158             5,795
   Other                                             4,817               280
                                               --------------    --------------

                                                  $ 32,633          $ 26,938
                                               ==============    ==============

         In July 1997, TIMET combined its Tennessee-based welded tubing operations with those of Valinox Welded, a French manufacturer of welded tubing, principally stainless steel and titanium, with operations in France and China. The joint venture, "ValTimet", is 46% owned by TIMET and 54% owned by Valinox Welded. The Company's initial investment in ValTimet aggregated $19.8 million, consisting of $11.3 million of noncash consideration contributed at net carrying value (principally property and equipment) plus cash of $8.5 million to fund working capital. During the six months ended December 31, 1997 and the years ended December 31, 1998 and 1999, ValTimet reported sales of $56.6 million, $119.3 million and $71.2 million and net income of $.1 million, $4.1 million and $.5 million, respectively. At December 31, 1998 and 1999, ValTimet reported total assets of $69.1 million and $57.8 million and equity of $31.8 million and $29.9 million, respectively.

         In August 1998, the Company completed a series of strategic transactions with Wyman-Gordon Company. The principal components were: (i) the Company exchanged certain of its titanium castings assets and $5 million in cash for Wyman-Gordon's Millbury, Massachusetts vacuum arc remelting facility, which produced titanium ingot; (ii) Wyman-Gordon and the Company combined their respective titanium castings business into a new joint venture, Wyman-Gordon Titanium Castings LLC, 80% owned by Wyman-Gordon and 20% by the Company; and
(iii) the Company and Wyman-Gordon entered into a contract pursuant to which the Company will be the principal supplier of titanium material to Wyman-Gordon through 2007. The Company accounts for its interest in the castings joint venture by the equity method. The Company accounted for the castings business/melting facility transaction at fair value, which approximated the $18 million net carrying value of the assets exchanged, and, accordingly, recognized nil gain on the transaction. For the five months ended December 31, 1998 and the year ended December 31, 1999, Wyman-Gordon Titanium Castings reported sales of $16.6 million and $37.7 million, respectively, and net income (loss) of ($.4) million and less than $.1 million, respectively. At December 31, 1998 and 1999, Wyman-Gordon Titanium Castings reported total assets of $29.2 million and $20 million, respectively, and equity of $25.3 million and $19.4 million, respectively. In the first quarter of 2000, the Company sold its interest in the castings joint venture to Wyman-Gordon for approximately $7 million and recorded a pretax gain of approximately $1.2 million.

         TIMET's strategy for developing new markets and uses for titanium has included providing funds to third parties to potentially prove out a new use or uses of titanium. Other joint ventures consist principally of such investments. During the fourth quarter 1999, the Company recorded a $2.3 million charge to earnings for the write-down associated with an impairment of the Company's investment in certain start-up joint ventures.

Note 5 - Preferred securities:

          In October 1998, the Company purchased for cash $80 million of non-voting preferred securities of Special Metals Corporation ("SMC"), a U.S. manufacturer of wrought nickel-based superalloys and special alloy long products. The investment was made in conjunction with, and concurrent with, the acquisition by SMC of the Inco Alloys International unit of Inco, Ltd. The preferred securities accrue dividends at the annual rate of 6.625%, are mandatorily redeemable in April 2006 and are convertible into SMC common stock at $16.50 per share. The Company is accruing dividends on the SMC preferred securities, although dividends cannot currently be paid by SMC due to limitations imposed by an amendment of SMC's bank credit agreement.

Note 6 - Special charges:

         In 1998 and 1999, the Company implemented plans of action designed to address current market and operating conditions, which resulted in recognizing $24 million of restructuring charges in 1998 and $4.5 million of such charges in 1999. The plans included the permanent closure or disposition of four plants, permanent or temporary closure of three other plants and termination of an aggregate of 700 people, or approximately 23% of TIMET's worldwide workforce prior to the restructurings. Additionally, in 1999, the Company recorded a $2.3 million charge to earnings associated with the write-downs of the Company's investment in certain start-up joint ventures. The components of the 1998 and 1999 restructuring charges are summarized below.


                                                       1998                               1999
                                          --------------------------------    ------------------------------
                                                      SEGMENT                            SEGMENT
                                          --------------------------------    ------------------------------
                                               MELTED AND                         MELTED AND
                                             MILL PRODUCTS        OTHER         MILL PRODUCTS       OTHER
                                          -----------------    -----------    ----------------    ----------
                                                                    (In millions)
Property and equipment                         $   7.1          $   2.6            $   .3         $   -
Disposition of german subsidiary                   -                -                 2.0             -
Pension and opeb costs, net                        5.7              -                 (.1)            -
Personnel severance and benefits                   5.3               .5               2.5             -
Other exit costs, principally
  Related to leased facilities                     1.4              1.4               -               (.2)
                                          -----------------    -----------    ----------------    ----------

                                               $  19.5          $   4.5           $   4.7          $  (.2)
                                          =================    ===========    ================    ==========

         Substantially all of the property and equipment loss relates to items sold, scrapped or abandoned. Depreciation of equipment temporarily idled but not impaired was not suspended. The disposition of the German subsidiary is expected to be completed in the first quarter of 2000. The pension and OPEB costs relate to actuarial valuations of accelerated defined benefits of employees terminated and curtailment of OPEB liabilities.

         At December 31, 1999, substantially all of the planned 1998-1999 aggregate personnel reductions had been accomplished, with the remainder to be accomplished in the first quarter of 2000. Of the aggregate $10.9 million personnel and other exit costs accrued, $1.9 million was paid in 1998 and $7.5 million was paid in 1999. Substantially all of the remaining $1.5 million of accrued costs is expected to be paid during the first half of 2000.

         The Company is implementing additional personnel reductions and production rationalization which will result in additional restructuring charges in 2000. Such charges are currently estimated to be up to $10 million, principally related to personnel severance and benefits for the approximately 250 employees to be terminated.

Note 7 - Inventories:

                                                         December 31,
                                              ----------------------------------
                                                    1998                1999
                                              --------------     ---------------
                                                       (In thousands)
Raw materials                                   $  62,820           $  45,004
Work-in-process                                   110,096              69,809
Finished products                                  70,353              83,893
Supplies                                           10,611              18,329
                                              --------------     ---------------
                                                  253,880             217,035
Less adjustment of certain
 inventories to LIFO basis                         28,000              25,500
                                              --------------     ---------------

                                                $ 225,880           $ 191,535
                                              ==============     ===============

         During 1999, the Company recorded a $4.3 million charge to cost of sales for slow-moving inventory.

Note 8 - Intangible and other noncurrent assets:

                                                           December 31,
                                                --------------------------------
                                                      1998              1999
                                                --------------    --------------
                                                         (In thousands)
Intangible assets:
   Patents                                         $ 14,381          $ 13,934
   Covenants not to compete                           8,759             8,881
   Intangible pension assets                          2,783             3,190
                                                --------------    --------------
                                                     25,923            26,005
   Less accumulated amortization                      6,029             9,679
                                                --------------    --------------
                                                   $ 19,894          $ 16,326
                                                ==============    ==============

Other noncurrent assets:
   Deferred financing costs                        $  9,911          $  9,417
   Notes receivable from officers                       580               489
   Other                                              3,638             3,073
                                                --------------    --------------
                                                   $ 14,129          $ 12,979
                                                ==============    ==============

Note 9 - Accrued liabilities:

                                                            December 31,
                                                 -------------------------------
                                                      1998              1999
                                                 --------------    -------------
                                                           (In thousands)

OPEB cost                                             $ 2,371          $ 3,269
Pension cost                                            1,482            1,287
Other employee benefits                                20,881           14,375
Deferred income                                             -            9,295
Environmental costs                                     2,273            1,238
Restructuring costs                                     6,727            1,490
Taxes, other than income                                1,292            1,209
Accrued dividends - convertible preferred securities    1,111            1,111
Other                                                  14,491            9,605
                                                 --------------    -------------

                                                     $ 50,628         $ 42,879
                                                 ==============    =============


         During 1999, the Company had customer orders for approximately $16 million of titanium ingot for which the customer had not yet determined the final mill product specifications. At the customer's request, the Company manufactured the ingots and is storing the material at the Company's facilities. It is anticipated that most of this ingot will be shipped or converted into mill products and delivered during 2000. As agreed with the customer, they were billed for and took title to the ingots in 1999. The ingots continue to be stored at the Company's facilities and the Company is obligated to perform additional processing of this metal at the customer's request. Accordingly, the revenue and cost of sales on this product was not recognized in 1999. The income has been deferred until the related sale is recorded. See Note 1 for the Company's revenue recognition policy.

Note 10 - Notes payable, long-term debt and capital lease obligations:

                                                               December 31,
                                                --------------------------------
                                                     1998              1999
                                                --------------    --------------
                                                         (In thousands)
Notes payable - european credit agreements        $   5,134        $    9,635
                                                ==============    ==============

Long-term debt:

   Bank credit agreement - U.S.                    $ 80,000         $  85,000
   Bank credit agreement - U.K.                      18,781            21,867
   Other                                              1,740               922
                                                --------------    --------------
                                                    100,521           107,789
   Less current maturities                              571            85,364
                                                --------------    --------------
                                                   $ 99,950         $  22,425
                                                ==============    ==============

Capital lease obligations                          $ 10,269         $  10,091
Less current maturities                                 200               315
                                                --------------    --------------
                                                   $ 10,069         $   9,776
                                                ==============    ==============

         EUROPEAN CREDIT AGREEMENTS. At December 31, 1999, aggregate unused borrowing availability under short-term bank credit agreements in France and Italy approximated $5 million. The weighted average interest rate on borrowings outstanding under these credit agreements at December 31, 1998 and 1999 was 6.88% and 4.58%, respectively.

         LONG-TERM BANK CREDIT AGREEMENTS. At December 31, 1999, TIMET had a $200 million revolving bank credit facility expiring in July 2002. Borrowings accrued interest at LIBOR plus 1.50% (7.50% at December 31, 1999) and were collateralized by substantially all of TIMET's assets. The credit agreement generally limited dividends on TIMET's common stock to 25% of net income, limited additional indebtedness and transactions with affiliates, required the maintenance of certain financial ratios and contained other covenants customary in transactions of this type. At December 31, 1999, the Company had received a waiver of compliance through February 2000 with certain financial covenants contained in its U.S. bank credit facility.

         At December 31, 1999, TIMET UK had an (pound)18 million ($29 million) overdraft/revolving bank credit facility maturing in April 2001. Borrowings may be in any major currency and at December 31, 1999 were in British pounds and U.S. dollars. These borrowings are collateralized by TIMET UK's inventories and receivables, and accrued interest at a base rate plus 0.75% (6.75% at December 31, 1999).

         In February 2000, the Company completed a new $125 million, three-year U.S.-based revolving credit agreement replacing its previous U.S. bank credit facility. Borrowings under the new facility are limited to a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment. Interest generally accrues at rates that vary from LIBOR plus 2% to LIBOR plus 2.5%. Borrowings are collateralized by substantially all of the Company's U.S. assets. The credit agreement limits additional indebtedness, prohibits the payment of common stock dividends, and contains other covenants customary in lending transactions of this type. In addition, the credit agreement prohibits the payment of dividends on TIMET's Convertible Preferred Securities if "excess availability," as determined under the agreement, is less than $25 million. Borrowings outstanding under this new U.S. facility will be classified as a current liability.

         The Company's subsidiary, TIMET UK, also increased its U.K. credit agreement from (pound)18 million ($29 million) to (pound)30 million ($48 million) with its existing U.K. lender. Borrowings under the U.K. facility accrue interest at rates that vary from LIBOR plus 1% to LIBOR plus 1.25% and borrowings are collateralized by TIMET UK's accounts receivable, inventories, buildings and equipment and shares in certain European subsidiaries. This facility also contains covenants customary in lending transactions of this type. Borrowings under these U.S. and U.K. credit agreements at closing were used to repay the $58 million in then-outstanding borrowings under the prior U.S. credit agreement, which was terminated. As a result of entering into these new agreements, the Company recorded a $1.3 million charge to earnings in the first quarter of 2000 related to the deferred financing costs associated with the previous U.S. credit facility.

         At December 31, 1999, the Company had approximately $16 million of unused borrowing availability under its U.S. and U.K. bank credit agreements. Upon closing of the new credit facilities on February 25, 2000, as discussed above, the Company had approximately $96 million of borrowing availability under these agreements.

         CAPITAL LEASE OBLIGATIONS. Certain of the Company's U.K. production facilities are under long-term leases. The Company's French subsidiary has entered into long-term leases with Compagnie Europeenne du Zirconium-CEZUS, S.A.

("CEZUS") (the 30% minority shareholder) covering machinery and equipment. The terms of these capital leases range from 10-30 years. The U.K. rentals are subject to adjustment every five years based on changes in certain published price indexes. TIMET has guaranteed TIMET UK's obligations under its leases. Assets held under capital leases included in buildings and in equipment at December 31, 1999 were $9.4 million and $1.3 million, respectively, with related aggregate accumulated depreciation of $1.7 million.

         Aggregate maturities of long-term debt and capital lease obligations:

                                                Capital            Long-term
                                                 Leases               Debt
                                            ----------------    ----------------
                                                         (In thousands)

Years ending December 31,
     2000                                       $  1,190             $  85,364
     2001                                          1,124                   558
     2002                                          1,118                21,867
     2003                                          1,118                     -
     2004                                          1,110                     -
     2005 and thereafter                          20,305                     -
     Less amounts representing interest           15,874)                    -
                                            ----------------    ----------------

                                                $ 10,091             $ 107,789
                                            ================    ================

Note 11 - Minority interest:

         CONVERTIBLE PREFERRED SECURITIES. In November 1996, TIMET Capital Trust I (the "Trust"), a wholly-owned subsidiary of TIMET, issued $201 million of 6.625% Company-obligated mandatorily redeemable preferred securities and $6 million of common securities. TIMET holds all of the outstanding common securities of the Trust. The Trust used the proceeds from such issuance to purchase from the Company $207 million principal amount of TIMET's 6.625% convertible junior subordinated debentures due 2026 (the "Subordinated Debentures"). TIMET's guarantee of payment of the Convertible Preferred Securities (in accordance with the terms thereof) and its obligations under the Trust documents constitute, in the aggregate, a full and unconditional guarantee by the Company of the Trust's obligations under the Convertible Preferred Securities. The sole assets of the Trust are the Subordinated Debentures. The Convertible Preferred Securities represent undivided beneficial ownership interests in the Trust, are entitled to cumulative preferred distributions from the Trust of 6.625% per annum, compounded quarterly, and are convertible, at the option of the holder, into TIMET common stock at the rate of 1.339 shares of common stock per Convertible Preferred Security (an equivalent price of $37.34 per share), for an aggregate of approximately 5.4 million common shares if fully converted.

         The Convertible Preferred Securities mature December 2026 and are redeemable at the Company's option, currently at approximately 104.6% of principal amount declining to 100% from December 2006. The Company's new U.S. credit agreement prohibits the payment of dividends on these securities if "excess availability," as determined under the agreement, is less than $25 million. The Company also has the right to defer dividend payments for up to 20 consecutive quarters ("Extension Period") on one or more occasions. In the event the Company exercises this right, it would be unable during any Extension Period to, among other things, pay dividends on or reacquire its capital stock.

         Dividends on the Convertible Preferred Securities are reported in the Consolidated Statements of Operations as minority interest, net of allocable income tax benefit.

         OTHER. Other minority interest relates principally to TIMET Savoie. The Company has the right to purchase from CEZUS the remaining 30% interest in TIMET Savoie for 30% of TIMET Savoie's equity determined under French accounting principles ($7.5 million and $7.3 million at December 31, 1998 and 1999, respectively), which amount is recorded as minority interest. CEZUS has the right to sell its interest in TIMET Savoie to the Company for 30% of TIMET Savoie's registered capital ($2.9 million and $2.5 million at December 31, 1998 and 1999, respectively).

Note 12 - Stockholders' equity:

         PREFERRED STOCK. The Company is authorized to issue 1 million shares of preferred stock. The rights of preferred stock as to, among other things, dividends, liquidation, redemption, conversions, and voting rights are determined by the Board of Directors.

     COMMON STOCK. The Company's new U.S. credit agreement prohibits the payment of common stock dividends (see Note 10).

         COMMON STOCK OPTIONS. The TIMET Incentive Plan provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights and other incentive compensation to officers and other key employees of the Company. Options generally vest over five years and expire ten years from date of grant.

         Additionally, a plan for TIMET's nonemployee directors provides for eligible directors to annually be granted options to purchase 5,000 shares of the Company's common stock (1,500 prior to 1999) at a price equal to the market price on the date of grant and to receive, as partial payment of director fees, annual grants of 500 shares of common stock. Options granted to nonemployee directors vest in one year and expire ten years from date of grant (five year expiration for grants prior to 1998).

         The weighted average remaining life of options outstanding at December 31, 1999 was 7.9 years (1998 - 8.2 years). At December 31, 1997, 1998 and 1999 options to purchase approximately 2,500, 199,000 and 431,000 shares, respectively, were exercisable at average exercise prices of $23.00, $25.89 and $25.85, respectively. Options to purchase 318,000 shares become exercisable in 2000. At December 31, 1999, approximately 1.5 million shares and 30,350 shares were available for future grant under the TIMET Incentive Plan and the nonemployee director plan, respectively.


         The following table summarizes information about the Company's stock options.

                                                                        Amount
                                                                        payable                              Weighted
                                                     Exercise            upon             Weighted         average fair
                                                     price per         exercise           average            value at
                                      Shares           share          (thousands)      exercise price       grant date
                                    -----------    --------------    --------------    ---------------    ---------------
Outstanding at December 31,           536,275     $23.00-$31.25        $  13,679          $   25.51

Granted:
  At market                           230,075       25.94-29.50            6,414              27.88            $  12.72
  Above market                        134,000       31.00-34.00            4,355              32.50               11.99
Exercised                              (1,250)      23.00-29.50              (33)             26.25
Canceled                              (79,100)      23.00-34.00           (2,045)             25.86
                                    -----------    --------------    --------------    ---------------

Outstanding at December 31, 1997      820,000       23.00-34.00           22,370              27.28

Granted:
  At market                           320,900       26.13-29.31            9,392              29.27               14.08
  Above market                        142,000       32.31-35.31            4,802              33.81               12.79
Canceled                              (65,200)      23.00-35.31           (1,878)             28.80
                                    -----------    --------------    --------------    ---------------

Outstanding at December 31, 1998    1,217,700       23.00-35.31           34,686              28.48

Granted:
  At market                           433,000        7.38-7.97             3,445               7.96                3.98
  Above market                        206,000        8.97-9.97             1,951               9.47                3.59
Canceled                             (118,500)      7.97-35.31            (3,023)             25.51
                                    -----------    --------------    --------------    ---------------

Outstanding at December 31, 1999    1,738,200      $7.38-$35.31        $  37,059           $  21.32
                                    ===========    ==============    ==============    ===============

         Weighted average fair values of options at grant date were estimated using the Black-Scholes model and assumptions listed below.

Assumptions at date of grant:                     1997               1998              1999
                                              --------------    ---------------    --------------
     Expected life (years)                          6                 6                  6
     Risk-free interest rate                      6.00%             5.56%              5.14%
     Volatility                                     35%               40%                45%
     Dividend yield                                  0%                0%                 0%

         Had stock-based compensation cost been determined based on the estimated fair values of options granted and recognized as compensation expense over the vesting period of the grants in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced in 1997 by $2.4 million and $.06 per share, respectively, in 1998 by $3.5 million and $.11 per share, respectively, and in 1999 by $3.1 million and $.10 per share, respectively.

Note 13 - Income taxes:

         Summarized below are (i) the components of income (loss) before income taxes and minority interest ("pretax income (loss)"), (ii) the difference between the income tax expense (benefit) attributable to pretax income (loss) and the amounts that would be expected using the U.S. federal statutory income tax rate of 35%, (iii) the components of the income tax expense (benefit) attributable to pretax income (loss), and (iv) the components of the comprehensive tax provision (benefit).

                                                                                Years Ended December 31,
                                                                   ---------------------------------------------------
                                                                       1997              1998               1999
                                                                   --------------    --------------     --------------
                                                                                     (In thousands)
Pretax income (loss):
   U.S.                                                               $ 81,766           $ 51,090          $ (30,485)
   NON-U.S.                                                             53,397             34,759             (3,253)
                                                                   --------------    --------------     --------------

                                                                      $135,163           $ 85,849          $ (33,738)
                                                                   ==============    ==============     ==============

Expected income tax expense (benefit), at 35%                         $ 47,307            $30,047          $ (11,809)
Non-U.S. tax rates                                                        (464)                41                893
U.S. State income taxes, net                                               126                472             (1,705)
Dividends received deduction                                                 -               (218)            (1,382)
Export sales credit                                                       (361)              (979)                 -
Adjustment of deferred tax valuation allowance                          (5,785)                 -              1,869
Other, net                                                                 181               (166)               113
                                                                   --------------    --------------     --------------

                                                                      $ 41,004           $ 29,197          $ (12,021)
                                                                   ==============    ==============     ==============

Income tax expense (benefit):
   Current income taxes (benefit):

     U.S.                                                             $ 17,146           $  4,617          $ (11,225)

     Non-U.S.                                                           17,280             11,408               (332)
                                                                   --------------    --------------     --------------

                                                                        34,426             16,025            (11,557)
                                                                   --------------    --------------     --------------

   Deferred income taxes (benefit):

     U.S.                                                                5,998             12,374             (1,850)
     Non-U.S.                                                              580                798              1,386
                                                                   --------------    --------------     --------------
                                                                         6,578             13,172               (464)
                                                                   --------------    --------------     --------------

                                                                      $ 41,004           $ 29,197          $ (12,021)
                                                                   ==============    ==============     ==============

Comprehensive tax provision (benefit) allocable to:

   Pretax income (loss)                                               $ 41,004           $ 29,197          $ (12,021)
   Minority interest - convertible preferred securities                 (4,760)            (4,703)            (4,666)
   Stockholders' equity, including amounts allocated
     to other comprehensive income                                        (533)            (3,520)               (55)
                                                                   --------------    --------------     --------------

                                                                      $ 35,711           $ 20,974          $ (16,742)
                                                                   ==============    ==============     ==============


                                                                                 December 31,
                                                           ---------------------------------------------------------
                                                                     1998                           1999
                                                           --------------------------    ---------------------------
                                                            Assets       Liabilities      Assets       Liabilities
                                                           ----------    ------------    ----------    -------------
                                                                                (In millions)
Temporary differences relating to net assets:
   Inventories                                             $    .1       $   (5.1)        $   .2        $  (5.5)
   Property and equipment, including software                  1.4          (30.5)           -            (30.7)
   Accrued opeb cost                                          11.0            -             11.3            -
   Accrued liabilities and other deductible differences       11.1            -             12.6           (1.0)
   Other taxable differences                                   -             (7.7)           4.7           (8.8)
Tax loss and credit carryforwards                              4.9            -             13.1            -
Valuation allowance                                            -              -             (1.9)           -
                                                           ----------    ------------    ----------    -------------
Gross deferred tax assets (liabilities)                       28.5          (43.3)          40.0          (46.0)
Netting                                                      (26.6)          26.6          (28.1)          28.1
                                                           ----------    ------------    ----------    -------------
Total deferred taxes                                           1.9          (16.7)          11.9          (17.9)
Less current deferred taxes                                    1.9           (2.5)           2.3           (5.0)
                                                           ----------    ------------    ----------    -------------
Net noncurrent deferred taxes                              $   -         $  (14.2)        $  9.6        $ (12.9)
                                                           ==========    ============    ==========    =============

         The Company's valuation allowance decreased in the aggregate (including amounts allocated to items other than pretax income) by $5.8 million in 1997 and $.4 million in 1998. The increase in valuation allowance during 1999 relates to deferred taxes related to certain capital losses and certain non-U.S. losses that do not currently meet the "more-likely-than-not" recognition criteria.

         At December 31, 1999, the Company had, for U.S. federal income tax purposes, NOLs of approximately $18.5 million, of which $6.8 million and $11.7 million expire in 2010 and 2019, respectively. At December 31, 1999, the Company had an AMT credit carryforward of approximately $5.8 million, which can be utilized to offset regular income taxes payable in future years. The AMT credit carryforward has an indefinite carryforward period.

Note 14 - Employee benefit plans:

         VARIABLE COMPENSATION PLANS. Substantially all of the Company's total worldwide employees, including a significant portion of its domestic hourly employees, participate in compensation programs which provide for variable compensation based upon the financial performance of the Company and, in certain circumstances, the individual performance of the employee. The cost of these plans was $11 million in 1997, $6 million in 1998 and $1 million in 1999.

         DEFINED CONTRIBUTION PLANS. All of the Company's domestic hourly and salaried employees (65% of total worldwide employees at December 31, 1999) are eligible to participate in contributory savings plans with partial matching employer contributions. Company matching contributions are based on Company profitability for approximately 80% of eligible employees. Approximately 44% of the Company's total employees at December 31, 1999 also participate in a defined contribution pension plan with contributions based upon a fixed percentage of the employee's eligible earnings. The cost of these pension and savings plans approximated $3 million in each of 1997 and 1998 and $2 million in 1999.

         DEFINED BENEFIT PENSION PLANS. The Company maintains contributory and noncontributory defined benefit pension plans covering substantially all European employees and a minority of its domestic workforce. Defined pension benefits are generally based on years of service and compensation, and the related expense is based upon independent actuarial valuations. The Company's funding policy for U.S. plans is to contribute annually amounts satisfying the funding requirements of the Employee Retirement Income Security Act of 1974, as amended. Non-U.S. defined benefit pension plans are funded in accordance with applicable statutory requirements. The U.S. defined benefit pension plans were closed to new participants prior to 1996 and, in some cases, benefit levels have been frozen.

         The rates used in determining the actuarial present value of benefit obligations at December 31, 1999 were: (i) discount rates - 6% to 7.5% (1998 - 6% to 6.5%), and (ii) rates of increase in future compensation levels - 3% (1998
- 3%). The expected long-term rates of return on assets used was 7.5% to 9% (1998 - 7.5% to 9%). The benefit obligations are sensitive to changes in these estimated rates and actual results may differ from the obligations noted below. At December 31, 1999, the assets of the plans are primarily comprised of government obligations, corporate stocks and bonds. The funded status of the Company's defined benefit pension plans is set forth below.


                                                                                        Years Ended December 31,
                                                                                    ---------------------------------
                                                                                        1998               1999
                                                                                    --------------    ---------------
                                                                                             (In thousands)
Change in projected benefit obligations:
     Balance at beginning of year                                                     $ 136,367         $ 152,292
     Service cost                                                                         5,462             4,053
     Interest cost                                                                        9,377             8,939
     Plan amendments                                                                          -               977
     Curtailment loss (gain)                                                              5,725              (103)
     Actuarial loss (gain)                                                                  553            (5,353)
     Benefits paid                                                                       (5,334)           (8,917)
     Change in currency exchange rates                                                      142            (3,200)
                                                                                    --------------    ---------------

          Balance at end of year                                                      $ 152,292         $ 148,688
                                                                                    ==============    ===============

Change in plan assets:

     Fair value at beginning of year                                                  $ 136,827         $ 133,100
     Actual return on plan assets                                                        (3,039)           28,516
     Contributions                                                                        4,606             6,345
     Benefits paid                                                                       (5,334)           (8,917)
     Change in currency exchange rates                                                       40            (2,408)
                                                                                    --------------    ---------------

          Fair value at end of year                                                   $ 133,100         $ 156,636
                                                                                    ==============    ===============

Funded status:

     Plan assets over (under) projected benefit obligations                           $ (19,192)        $   7,948
     Unrecognized:
          Actuarial loss (gain)                                                          16,154            (9,029)
          Prior service cost                                                              2,783             3,190
          Transition obligation                                                            (615)                -
                                                                                    --------------    ---------------

          Total prepaid (accrued) pension cost                                        $     (870)       $   2,109
                                                                                    ==============    ===============

Amounts recognized in balance sheet:

     Intangible pension asset                                                         $   2,783         $   3,190
     Current pension liability                                                           (1,482)           (1,287)
     Noncurrent pension liability                                                        (8,754)           (5,634)
     Accumulated other comprehensive income                                               6,583             5,840
                                                                                    --------------    ---------------

                                                                                      $     (870)       $   2,109
                                                                                    ==============    ===============

                  Selected information related to the Company's defined benefit pension plans that have accumulated benefit obligations in excess of fair value of plan assets is presented below.

                                                                                              December 31,
                                                                                    ---------------------------------
                                                                                        1998               1999
                                                                                    --------------    ---------------
                                                                                             (In thousands)
Projected benefit obligation                                                           $ 63,123           $ 59,129
Accumulated benefit obligation                                                           62,831             59,129
Fair value of plan assets                                                                56,707             54,154

         The components of the net periodic defined benefit pension cost, excluding curtailment, are set forth below.

                                                                               Years Ended December 31,
                                                                  ----------------------------------------------------
                                                                       1997              1998               1999
                                                                  ---------------    --------------     --------------
                                                                                    (In thousands)
Service cost benefits earned                                          $   3,906        $     5,462           $  4,053
Interest cost on projected benefit obligations                            9,201              9,519              8,939
Expected return on plan assets                                          (20,555)           (12,247)           (10,650)
Net amortization                                                          9,724             (2,030)               120
                                                                  ---------------    --------------     --------------

   Net pension expense                                                $   2,276        $       704           $  2,462
                                                                  ===============    ==============     ==============

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

         The components of the periodic OPEB cost and change in the accumulated OPEB obligations are set forth below. The plan is unfunded and contributions to the plan during the year equal benefits paid. The rates used in determining the actuarial present value of the accumulated OPEB obligations at December 31, 1999 were: (i) discount rate - 7.5% (1998 - 6.5%), (ii) rate of increase in health care costs for the following period - 9.2% (1998 - 8.9%) (iii) ultimate health care trend rate (achieved in 2016) - 6.0% (1998 - 4.75%). If the health care cost trend rate was increased by one percentage point for each year, OPEB expense would have increased approximately $.2 million in 1999, and the actuarial present value of accumulated OPEB obligations at December 31, 1999 would have increased approximately $2.7 million. A one percentage point decrease would have a similar, but opposite, effect. The accrued OPEB cost is sensitive to changes in these estimated rates and actual results may differ from the obligations noted below.

                                                                                               December 31,
                                                                                      -------------------------------
                                                                                          1998              1999
                                                                                      -------------     -------------
                                                                                              (In thousands)
Actuarial present value of accumulated OPEB obligations:
   Balance at beginning of year                                                          $ 22,297         $  22,637
   Service cost                                                                               326               252
   Interest cost                                                                            1,553             1,577
   Actuarial loss                                                                           1,648             3,754
   Curtailment gain                                                                             -              (115)
   Benefits paid, net of participant contributions                                         (3,187)           (3,919)
                                                                                      -------------     -------------
   Balance at end of year                                                                  22,637            24,186
Unrecognized net actuarial gain (loss)                                                        900            (3,411)
Unrecognized prior service credits                                                          2,899             2,455
                                                                                      -------------     -------------
Total accrued OPEB cost                                                                    26,436            23,230
Less current portion                                                                        2,371             3,269
                                                                                      -------------     -------------

   Noncurrent accrued OPEB cost                                                          $ 24,065         $  19,961
                                                                                      =============     =============

                                                                                  Years Ended December 31,
                                                                         --------------------------------------------
                                                                            1997           1998             1999
                                                                         -----------    ------------     ------------
                                                                                       (In thousands)
Service cost benefits earned                                               $   357        $    326          $   252
Interest cost on accumulated OPEB obligations                                1,613           1,553            1,577
Curtailment gain                                                                 -               -             (115)
Net amortization and deferrals                                                (635)           (550)            (364)
                                                                         -----------    ------------     ------------

   Net OPEB expense                                                        $ 1,335         $ 1,329          $ 1,350
                                                                         ===========    ============     ============

Note 15 - Related party transactions:

         At December 31, 1996, Tremont Corporation held 36% of the Company's outstanding common stock. During 1998 and 1999, Tremont purchased additional shares of the Company's common stock in market or private transactions, increasing its ownership of TIMET common stock to 39% at December 31, 1999. During 1999, the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi, Inc. to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Valhi and related companies, purchased shares of TIMET common stock in market transactions. At December 31, 1999, the CMRT held 8% of TIMET's common stock. At December 31, 1999, Valhi and other entities related to Harold C. Simmons held 55% of Tremont's outstanding common stock, and Contran Corporation held, directly or through subsidiaries, approximately 93% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting common stock is held either by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is sole trustee, or by Mr. Simmons directly. In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT. Mr. Simmons may be deemed to control each of Contran, Valhi, Tremont and TIMET.

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

         TIMET supplies titanium strip product to ValTimet under a long-term contract as the preferred supplier and supplied castings ingot to Wyman-Gordon Titanium Castings. Sales to these joint ventures were $40 million in 1998 and $19 million in 1999. Receivables from related parties at December 31, 1998 and 1999 relate principally to sales to these joint ventures. In January 2000, TIMET sold its interest in the castings joint venture.

         In connection with the construction and financing of TIMET's vacuum distillation process ("VDP") titanium sponge plant, Union Titanium Sponge Corporation ("UTSC") licensed certain technology to TIMET in exchange for the right to acquire up to 20% of TIMET's annual production capacity of VDP sponge at agreed-upon prices through early 1997 and higher formula-determined prices thereafter through 2008. A discount from market value represents TIMET's consideration to UTSC for the licensed technology. Sales to UTSC approximated $17 million in 1997, $7 million in 1998 and $5 million in 1999.

         The Company has an intercorporate services agreement with Tremont whereby the Company provides certain management, financial and other services to Tremont for approximately $.4 million in each of 1997 and 1998 and approximately $.2 million in 1999, subject to renewal for future years.

         The Company has an intercorporate services agreement with NL Industries, Inc., a majority-owned subsidiary of Valhi. Under the terms of the agreement, NL provides certain management, financial and other services to TIMET for approximately $.3 million in each of 1997, 1998 and 1999.

         The Company extended market-rate loans in 1998 and 1999 to certain officers pursuant to a Board-approved program to facilitate the purchase of Company stock and 6.625% Convertible Preferred Securities. The loans are generally payable in five annual installments beginning six years from date of loan and bear interest at a rate tied to the Company's borrowing rate, payable quarterly. For certain executive officers whose positions have been eliminated, the Board has approved the deferral of interest (to be added to principal quarterly) and principal payments for a period of up to five years commencing on the date of each such officer's severance. At December 31, 1999, the outstanding balance of officer notes receivable was approximately $.5 million.

         EWI RE, Inc. arranges for and brokers certain of the Company's insurance policies. Parties related to Contran own 90% of the outstanding common stock of EWI, and a son-in-law of Harold C. Simmons manages the operations of EWI. Consistent with insurance industry practices, EWI receives a commission from the insurance underwriters for the policies that it arranges or brokers. The Company paid an aggregate of approximately $1.8 million and $2.0 million for such policies in 1998 and 1999, respectively, which amount principally included premiums for the insurance policies paid to third parties, but also included commissions paid to EWI. In the Company's opinion, the premiums paid for these insurance policies are reasonable and similar to those the Company could have obtained through an unrelated insurance broker. The Company expects that these relationships with EWI will continue in 2000.

Note 16 - Commitments and contingencies:

         LONG-TERM AGREEMENTS. The Company has long-term agreements with certain major aerospace customers, including Boeing, Rolls-Royce plc, United Technologies Corporation (and related companies) and Wyman-Gordon Company, pursuant to which the Company expects to be a major supplier of titanium products to these customers. The Boeing agreement was effective in 1998, but was not expected to reach volume levels until 1999. The other agreements mentioned were effective in 1999. These agreements provide for (i) minimum market shares of the customers' titanium requirements (generally at least 70%) for extended periods (nine to ten years) and (ii) fixed or formula-determined prices generally for at least the first five years.

     The Boeing contract requires Boeing to purchase a minimum percentage of their titanium requirements from TIMET. Although Boeing placed orders and accepted delivery of certain volumes in 1999, TIMET believes the level of orders was significantly below the contractual volume requirements. Although Boeing has informed the Company that it will either order the required contractual volume under the contract in 2000 or pay the liquidated damages provided for in the agreement, TIMET has received virtually no Boeing-related orders under the contract for the year 2000. Boeing has also informed the Company that it is unwilling to commit to the contract beyond the year 2000. On March 21, 2000 the Company filed a lawsuit against Boeing in a Colorado state court seeking damages for Boeing's repudiation and breach of the Boeing contract. TIMET's complaint seeks damages from Boeing that TIMET believes are in excess of $600 million and a declaration from the court of TIMET's rights under the contract.

         The Company also has long-term arrangements with certain suppliers for the purchase of certain raw materials, including titanium sponge and various alloying elements, at fixed and/or formula determined prices. TIMET believes these arrangements will help stabilize the cost and supply of raw materials. The sponge contract provides for annual purchases by the Company of 6,000 to 10,000 metric tons. The parties agreed to reduced minimums for 1999 and 2000.

         CONCENTRATION OF CREDIT AND OTHER RISKS. Substantially all of the Company's sales and operating income are derived from operations based in the U.S., the U.K. and France. The majority of the Company's sales are to customers in the aerospace industry (including airframe and engine construction). As described above, the Company has long-term agreements with certain major aerospace customers, including Boeing, Rolls-Royce plc, United Technologies Corporation (and related companies) and Wyman-Gordon Company. These agreements and others accounted for approximately 44% of aerospace revenues in 1999. Such concentration of customers may impact the Company's overall exposure to credit and other risks, either positively or negatively, in that such customers may be similarly affected by economic or other conditions. While no customer accounts for more than 10% of the Company's direct sales, the Company's ten largest customers accounted for about one-third of net sales in 1997, about 40% of net sales in 1998 and about 30% of net sales in 1999.

     OPERATING LEASES. The Company leases certain manufacturing and office facilities and various equipment. Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases management expects that, in the normal course of business, leases will be renewed or replaced by other leases. Net rent expense was approximately $3.6 million in 1997, $5.0 million in 1998 and $5.9 million in 1999.

         At December 31, 1999, future minimum payments under noncancellable operating leases having an initial or remaining term in excess of one year were as follows:

                                                                   Amount
                                                              ------------------
                                                                (In thousands)
Years ending December 31,
   2000                                                           $   5,495
   2001                                                               3,461
   2002                                                               1,781
   2003                                                               1,048
   2004                                                                  97
   2005 and thereafter                                                   48
                                                             -------------------

                                                                  $  11,930

                                                             ===================

ENVIRONMENTAL MATTERS.

         BMI COMPLEX. In the early 1990s, TIMET and certain other companies (the "Steering Committee Companies") that currently have or formerly had operations within a Henderson, Nevada industrial complex (the "BMI Complex") began environmental assessments of the BMI Complex and each of the individual company sites located within the BMI Complex pursuant to a series of consent agreements entered into with the Nevada Division of Environmental Protection ("NDEP"). Most of this assessment work has now been completed, although some of the assessment work with respect to TIMET's property is continuing. In 1999, TIMET entered into a series of agreements with Basic Management, Inc. (together with its subsidiaries, "BMI") and, in certain cases, other Steering Committee Companies, pursuant to which, among other things, BMI assumed responsibility for the conduct of soils remediation activities on the properties described, including, subject to final NDEP approval, the responsibility to complete all outstanding requirements under the consent agreements with NDEP insofar as they relate to the investigation and remediation of soils conditions on such properties. BMI also agreed to indemnify TIMET and the other Steering Committee Companies against certain future liabilities associated with any soils contamination on such properties. The Company contributed $2.8 million to the cost of this remediation (which payment was charged against accrued liabilities). The Company also agreed to convey to BMI, at no additional cost, certain lands owned by the Company adjacent to its plant site (the "TIMET Pond Property") upon payment by BMI of the cost to design, purchase, and install the technology and equipment necessary to allow the Company to stop discharging liquid and solid effluents and co-products onto the TIMET Pond Property (BMI will pay 100% of the first $15.9 million cost for this project, and TIMET will contribute 50% of the cost in excess of $15.9 million, up to a maximum payment by TIMET of $2 million; the Company does not currently expect to incur any cost in connection with this project). The Company, BMI and the other Steering Committee Companies are continuing investigation with respect to certain additional issues associated with the properties described above, including any possible groundwater issues. In addition, the Company is continuing assessment work with respect to its own active plant site.

         HENDERSON FACILITY. In April 1998, the U. S. Environmental Protection Agency ("EPA") filed a civil ACTION AGAINST TIMET (UNITED STATES OF AMERICA V. TITANIUM METALS CORPORATION; Civil Action No. CV-S-98-682-HDM (RLH), U. S.
District Court, District of Nevada) in connection with an earlier notice of violation alleging that TIMET violated several provisions of the Clean Air Act in connection with the start-up and operation of certain environmental equipment at TIMET's Henderson, Nevada facility during the early to mid-1990s. A settlement agreement in this case was approved by the court in February 2000, pursuant to which TIMET will make cash payments totaling approximately $.4 million from 2000 through 2002 and undertake certain additional monitoring and emissions controls at a primarily capital cost of approximately $1.5 million.

         At December 31, 1999, the Company had accrued an aggregate of approximately $1.2 million primarily for THE ENVIRONMENTAL MATTERS DISCUSSED ABOVE UNDER BMI COMPANIES AND HENDERSON FACILITY. The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

     OTHER. The Company is involved in various other environmental, contractual, product liability and other claims and disputes incidental to its business.

         The Company currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Note 17 - Quarterly results of operations (unaudited):

                                                                                Quarters ended
                                                      --------------------------------------------------------------------
                                                         March 31           June 30          Sept. 30          Dec. 31
                                                      ----------------    -------------    --------------    -------------
                                                                     (In millions, except per share data)
Year ended december 31, 1999:
   Net sales                                                $ 134.1           $ 127.6           $ 112.7          $ 105.5
   Operating income (loss)                                     (1.4)              1.1              (7.8)           (23.2)
   Net loss                                                    (3.9)             (2.5)             (7.5)           (17.5)

   Net loss per share:

     Basic                                                  $  (.12)          $  (.08)          $  (.24)         $  (.56)
     Diluted                                                   *                 *                 *                *

Year ended december 31, 1998:

   Net sales                                                $ 187.1           $ 190.8           $ 173.5          $ 156.3
   Operating income (loss)                                     31.6              23.9              27.3              (.2)
   Net income (loss)                                           18.3              13.8              16.1             (2.5)

   Net income (loss) per share:

     Basic                                                  $   .58           $   .44           $   .51          $  (.08)
     Diluted                                                    .56               .44               .50              *

         *  Antidilutive.

         Due to the timing of the issuance and repurchase of common stock and rounding in calculations, the sum of quarterly earnings per share may be different than earnings per share for the full year.

Note 18 - Earnings per share:

         A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below. In 1998 and 1999, the effect of the assumed conversion of the Convertible Preferred Securities was antidilutive. Stock options omitted from the denominator because they were antidilutive approximated: not material in 1997, 1.2 million in 1998 and 1.7 million in 1999.

                                                                             Years Ended December 31,
                                                              ------------------------------------------------------
                                                                   1997                1998               1999
                                                              ---------------     --------------     ---------------
                                                                                  (In thousands)
Numerator:
   Net income (loss)                                              $ 83,010            $ 45,752          $ (31,390)
   Minority interest - Convertible
     Preferred Securities                                            8,840               8,840              8,667
                                                              ---------------     --------------     ---------------

   Diluted net income (loss)                                      $ 91,850            $ 54,592          $ (22,723)
                                                              ===============     ==============     ===============

Denominator:

   Average common shares outstanding                                31,457              31,435             31,371
   Convertible Preferred Securities                                  5,389               5,389              5,389
   Average dilutive stock options                                      109                  22                 22
                                                              ---------------     --------------    ---------------

   Diluted shares                                                   36,955              36,846             36,782
                                                              ===============     ==============     ===============

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Stockholders and Board of Directors of Titanium Metals Corporation:


     Our audits of the consolidated financial statements referred to in our report dated January 28, 2000, except for the fourth and fifth paragraphs of
Note 10, as to which the date is February 25, 2000, and the second  paragraph of
Note 16, as to which the date is March 21, 2000, appearing in the 1999 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the Index on page F of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP


Denver, Colorado
January 28, 2000

                                            TITANIUM METALS CORPORATION

                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                  (In thousands)

                                                                      Additions
                                                                       charged
                                                  Balance at      (credited) to                                      Balance
                 DESCRIPTION                      beginning         costs and                                         at end
                                                   of year           expenses      Deductions        Other            of year
                                                -------------     -------------   -------------     ----------      -----------
Year ended December 31, 1999:
   Allowance for doubtful accounts                  $  1,932       $    1,628       $     (230)      $         -     $   3,330
                                                =============      ===========     =============     ===========    ===========
   Valuation allowance for deferred

     income taxes                                   $      -       $    1,869       $        -       $         -     $   1,869
                                                =============      ===========     =============     ===========    ===========
   Reserve for excess and slow

     moving inventories                             $  6,520       $    4,423        $     (406)     $  3,327 (b)    $  13,864
                                                =============      ===========     ==============    ===========    ===========

Year ended December 31, 1998:

   Allowance for doubtful accounts                  $  2,218       $       39        $     (325)(a)  $        -      $   1,932
                                                =============      ===========      =============    ===========    ===========
   Valuation allowance for deferred

     income taxes                                   $    373       $        -        $     (373)     $        -      $      -
                                                =============      ===========      =============    ===========    ===========
   Reserve for excess and slow

     moving inventories                             $  6,292       $      228        $        -      $        -      $   6,520
                                                =============      ===========      =============    ===========    ===========

Year ended December 31, 1997:

   Allowance for doubtful accounts                  $  4,788       $        2        $   (2,572)(a)  $        -      $   2,218
                                                ===============    ===========      =============    ===========    ===========
   Valuation allowance for deferred

     income taxes                                   $  6,158       $   (5,785)       $        -      $        -      $     373
                                                ===============    ===========      ==============   ===========    ===========
   Reserve for excess and slow

     moving inventories                             $  7,719       $   (1,427)       $         -     $        -      $   6,292
                                                ===============    ===========      ==============   ===========    ===========

(a)      Amounts written off, less recoveries.

(b)      Adjustment for slow moving inventory previously carried at zero value.