Form 10-Q
period 2000-03-31
TITANIUM METALS CORP
filed 2000-05-15
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTER ENDED MARCH 31, 2000

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-28538


                           Titanium Metals Corporation
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                         13-5630895
---------------------------------               --------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

                1999 Broadway, Suite 4300, Denver, Colorado 80202
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code: (303) 296-5600
                                                   ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X     No
                               --------  ---------


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON APRIL 30, 2000: 31,371,405.

FORWARD-LOOKING INFORMATION

         The  statements  contained  in this  Report  on Form  10-Q  ("Quarterly
Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and under the captions "Results of Operations" and "Liquidity and Capital Resources" (both contained in Management's Discussion and Analysis of Financial Condition and Results of Operations), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes", "intends", "may", "will", "looks", "should", "anticipates", "expected" or comparable terminology or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including in those portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission include, but are not limited to, the cyclicality of the commercial aerospace industry, the performance of The Boeing Company and other aerospace manufacturers under their long-term purchase agreements with the Company, global economic conditions, global productive capacity for titanium, changes in product pricing, the impact of long-term contracts with vendors on the ability of the Company to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product development and the supply of raw materials and services and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.


                                                      TITANIUM METALS CORPORATION

                                                                 INDEX
                                                                                                            Page
                                                                                                           Number

PART I.       FINANCIAL INFORMATION

         Item 1.    Financial Statements.

                    Consolidated Balance Sheets - December 31, 1999 and

                      March 31, 2000                                                                         2-3

                    Consolidated Statements of Operations - Three months

                      ended March 31, 1999 and 2000                                                           4

                    Consolidated Statements of Comprehensive Loss - Three

                      months ended March 31, 1999 and 2000                                                    5

                    Consolidated Statements of Cash Flows - Three months

                      ended March 31, 1999 and 2000                                                          6-7

                    Consolidated Statement of Stockholders' Equity - Three

                      months ended March 31, 2000                                                             8

                    Notes to Consolidated Financial Statements                                              9-14

         Item 2.    Management's Discussion and Analysis of Financial

                      Condition and Results of Operations.                                                  15-19

PART II.     OTHER INFORMATION

         Item 1.    Legal Proceedings.                                                                       20

         Item 6.    Exhibits and Reports on Form 8-K.                                                        20



                                                      TITANIUM METALS CORPORATION

                                                      CONSOLIDATED BALANCE SHEETS

                                                            (In thousands)

                                                                            December 31,              March 31,
               ASSETS                                                           1999                    2000
                                                                         --------------------    --------------------
Current assets:
  Cash and cash equivalents                                                      $ 20,671               $    6,304
  Accounts and other receivables, less
    Allowance of $3,330 and $3,270                                                106,204                   76,180
  Receivable from related parties                                                   4,071                    3,865
  Refundable income taxes                                                          10,651                   10,504
  Inventories                                                                     191,535                  186,044
  Prepaid expenses and other                                                        7,177                    6,283
  Deferred income taxes                                                             2,250                    2,265
                                                                         --------------------    --------------------
     Total current assets                                                         342,559                  291,445
                                                                         --------------------    --------------------

Other assets:
  Investments in joint ventures                                                    26,938                   21,089
  Preferred securities                                                             80,000                   80,000
  Accrued dividends on preferred securities                                         6,530                    7,999
  Goodwill                                                                         54,789                   53,604
  Other intangible assets                                                          16,326                   15,482
  Deferred income taxes                                                             9,600                   14,346
  Other                                                                            12,979                   11,706
                                                                         --------------------    --------------------
     Total other assets                                                           207,162                  204,226
                                                                         --------------------    --------------------

Property and equipment:
  Land                                                                              6,230                    6,216
  Buildings                                                                        24,647                   26,294
  Information technology systems                                                   55,226                   54,118
  Manufacturing and other                                                         331,591                  317,174
  Construction in progress                                                          8,122                    8,080
                                                                         --------------------    --------------------
                                                                                  425,816                  411,882
  Less accumulated depreciation                                                    92,432                   88,788
                                                                         --------------------    --------------------
     Net property and equipment                                                   333,384                  323,094
                                                                         --------------------    --------------------

                                                                                $ 883,105               $ 818,765
                                                                         ====================    ====================




          See accompanying notes to consolidated financial statements.

                                                      TITANIUM METALS CORPORATION

                                                CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                            (In thousands)

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY                     December 31,             March 31,
                                                                                1999                    2000
                                                                         -------------------    ---------------------
Current liabilities:
  Notes payable                                                                 $  9,635            $   51,532
  Current maturities of long-term debt and
     capital lease obligations                                                    85,679                 2,177
  Accounts payable                                                                48,679                41,215
  Accrued liabilities                                                             42,879                43,809
  Payable to related parties                                                       1,984                 1,082
  Income taxes                                                                       516                    32
  Deferred income taxes                                                            5,049                 3,247
                                                                         -------------------    ---------------------
     Total current liabilities                                                   194,421               143,094
                                                                         -------------------    ---------------------

Noncurrent liabilities:
  Long-term debt                                                                  22,425                26,154
  Capital lease obligations                                                        9,776                 9,353
  Payable to related parties                                                       1,332                 1,332
  Accrued OPEB cost                                                               19,961                20,103
  Accrued pension cost                                                             5,634                 4,909
  Accrued environmental cost                                                           -                 3,262
  Deferred income taxes                                                           12,950                11,494
     Total noncurrent liabilities                                                 72,078                76,607
                                                                         -------------------    ---------------------
Minority interest - Company-obligated mandatorily
redeemable preferred securities of subsidiary trust
holding solely subordinated debt securities
  ("Convertible Preferred Securities")                                           201,250               201,250
Other minority interest                                                            7,275                 7,488

Stockholders' equity:
  Preferred stock                                                                      -                     -
  Common stock                                                                       315                   315
  Additional paid-in capital                                                     347,984               347,984
  Retained earnings                                                               64,827                49,706
  Accumulated other comprehensive loss                                            (3,837)               (6,471)
  Treasury stock, at cost (90 shares)                                             (1,208)               (1,208)
                                                                         -------------------    ---------------------
     Total stockholders' equity                                                  408,081               390,326
                                                                         -------------------    ---------------------

                                                                               $ 883,105             $ 818,765
                                                                         ===================    =====================

Commitments and contingencies (Note 9)




          See accompanying notes to consolidated financial statements.

                                                      TITANIUM METALS CORPORATION

                                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Three months ended March 31, 1999 and 2000

                                                 (In thousands, except per share data)

                                                                                 1999                  2000
                                                                            ----------------     ------------------

Revenues and other income:
  Net sales                                                                    $134,136               $ 104,712
  Equity in losses of joint ventures                                               (448)                    (53)
  Other, net                                                                        805                   2,529
                                                                            ----------------     ------------------
                                                                                134,493                 107,188
                                                                            ----------------     ------------------

Costs and expenses:
  Cost of sales                                                                 122,270                 108,011
  Selling, general, administrative and
     Development                                                                 12,761                  11,339
  Restructuring charge                                                                -                   3,702
  Interest                                                                        1,295                   2,262
                                                                            ----------------     ------------------
                                                                                136,326                 125,314
                                                                            ----------------     ------------------

    Loss before income taxes,
      minority interest and extraordinary item                                   (1,833)                (18,126)

Income tax benefit                                                                 (642)                 (6,384)
Minority interest - Convertible Preferred Securities                              2,167                   2,167
Other minority interest                                                             538                     339
                                                                            ----------------     ------------------


    Loss before extraordinary item                                               (3,896)                (14,248)

Extraordinary item, net of tax                                                        -                    (873)
                                                                            ----------------     ------------------

    Net loss                                                                   $ (3,896)              $ (15,121)
                                                                            ================     ==================


Basic and diluted loss per share:
  Before extraordinary item                                                    $   (.12)              $    (.45)
  Extraordinary item                                                                  -                    (.03)
                                                                            ----------------     ------------------

                                                                               $   (.12)              $    (.48)
                                                                            ================     ==================
Basic and diluted weighted
   average shares outstanding                                                      31,369                31,371
                                                                            ================     ==================




          See accompanying notes to consolidated financial statements.
                                     - 4 -


                                                      TITANIUM METALS CORPORATION

                                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                              Three months ended March 31, 1999 and 2000

                                                             (In thousands)

                                                                                       1999              2000
                                                                                  ---------------    --------------
NET LOSS                                                                             $(3,896)          $(15,121)

Other comprehensive loss - currency
   Translation adjustment                                                             (5,509)            (2,634)
                                                                                  ---------------    --------------

     Comprehensive loss                                                              $(9,405)          $(17,755)
                                                                                  ===============    ==============



















          See accompanying notes to consolidated financial statements.
                                     - 5 -

                                                      TITANIUM METALS CORPORATION

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Three months ended March 31, 1999 and 2000

                                                            (In thousands)

                                                                                       1999               2000
                                                                                  ---------------    ---------------

Cash flows from operating activities:
  Net loss                                                                            $ (3,896)          $(15,121)
  Depreciation and amortization                                                         10,560             10,790
  Non cash restructuring charge                                                              -              3,301
  Non cash special charges                                                                   -              6,729
  Gain on sale of castings joint venture                                                     -             (1,205)
  Extraordinary loss on early extinguishment of debt, net                                    -                873
  Losses of joint ventures                                                                 448                 53
  Deferred income taxes                                                                   (100)            (7,204)
  Other minority interest                                                                  538                339
  Other, net                                                                                 -                144
  Change in assets and liabilities:
    Receivables                                                                         11,734             30,020
    Inventories                                                                         13,331              1,798
    Prepaid expenses and other                                                             680                630
    Accounts payable and accrued liabilities                                           (19,865)            (9,870)
    Accrued restructuring charges                                                       (3,513)              (327)
    Income taxes                                                                         1,568               (682)
    Accounts with related parties, net                                                    (924)              (890)
    Accrued dividends on preferred securities                                           (1,369)            (1,469)
                                                                                  ---------------    ---------------

      Net cash provided by operating activities                                          9,192             17,909
                                                                                  ---------------    ---------------
Cash flows from investing activities:
  Capital expenditures                                                                 (10,026)            (2,115)
  Proceeds from sale of castings joint venture                                               -              7,000
  Proceeds from sales of property and equipment                                          3,289                  -
                                                                                  ---------------    ---------------

      Net cash provided (used) by investing activities                                  (6,737)             4,885
                                                                                  ---------------    ---------------
Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                                           8,068            124,009
    Repayments                                                                         (12,646)          (160,786)
  Dividends paid                                                                        (1,255)                 -
                                                                                  ---------------    ---------------

      Net cash used by financing activities                                             (5,833)           (36,777)
                                                                                  ---------------    ---------------

      Net cash used by operating,
         Investing and financing activities                                           $ (3,378)          $(13,983)
                                                                                ===============    ===============

                                                      TITANIUM METALS CORPORATION

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                              Three months ended March 31, 1999 and 2000

                                                            (In thousands)

                                                                                    1999                2000
                                                                                --------------     ----------------

Cash and cash equivalents:
  Net decrease from:
    Operating, investing and financing activities                                   $  (3,378)         $ (13,983)
    Currency translation                                                                 (620)              (384)
                                                                                --------------     ----------------
                                                                                       (3,998)           (14,367)
  Balance at beginning of period                                                       15,464             20,671
                                                                                --------------     ----------------

  Balance at end of period                                                            $11,466         $    6,304
                                                                                ==============     ================

Supplemental disclosures:
  Cash paid for:
     Interest, net of amounts capitalized                                            $  1,111         $    1,703
     Convertible Preferred Securities dividends                                         3,333              3,333
     Income taxes (refund), net                                                        (3,147)               521






          See accompanying notes to consolidated financial statements.

                                                      TITANIUM METALS CORPORATION

                                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                   Three months ended March 31, 2000

                                                            (In thousands)

                                                                                   Accumulated Other
                                                                                   Comprehensive Loss
                                                     Additional             ---------------------------------
                                  Common    Common    Paid-In     Retained     Currency      Pension      Treasury
                                  Shares    Stock     Capital     Earnings    Translation   Liabilities    Stock      Total
                                 --------- -------- ------------ ---------- -------------- ------------- ----------- -------------
Balance at December 31, 1999       31,371    $ 315    $ 347,984   $ 64,827    $      (37)     $ (3,800)    $ (1,208)   $ 408,081

Comprehensive loss                      -        -            -    (15,121)       (2,634)            -            -      (17,755)
                                 --------- -------- ------------ ----------- -------------- ------------ ----------- -------------

Balance at March 31, 2000          31,371    $ 315    $ 347,984   $ 49,706      $ (2,671)     $ (3,800)    $ (1,208)   $ 390,326
                                 ========= ======== ============ =========== ============== ============ =========== =============










          See accompanying notes to consolidated financial statements.
                                      - 8 -

                           TITANIUM METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation:

         The consolidated balance sheet of Titanium Metals Corporation ("TIMET") and subsidiaries (collectively, the "Company") at December 31, 1999 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2000 and the consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the interim periods ended March 31, 1999 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations.

Certain prior year amounts have been reclassified to conform to the current year presentation.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Annual Report").

         The Company will adopt Statement of Financial Accountants Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, no later than the first quarter of 2001. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The Company is currently studying this new accounting rule, and the impact of adopting SFAS No. 133, if any, will be dependent upon the extent to which the Company is then a party to derivative contracts or engaged in hedging activities. As permitted by the transition requirements of SFAS No. 133, as amended, the Company will exempt from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999.

         Basic  earnings  per share is based on the weighted  average  number of common shares outstanding during each period. Diluted earnings per share reflects the dilutive effect of common stock options and, if applicable, of the assumed conversion of the Convertible Preferred Securities. The assumed conversion of the Convertible Preferred Securities was omitted from the diluted earnings per share calculation for the interim periods ended March 31, 1999 and 2000 because the effect was antidilutive. The effect of the conversion on diluted earnings per share for the 1999 and 2000 periods would have been to decrease net losses and increase average shares outstanding by $2.2 million and
5.4 million shares, respectively. Stock options omitted from diluted shares because they were antidilutive were 1.8 million and 1.5 million in the 1999 and 2000 periods, respectively.

Note 2 - Segment information:

         The Company is a vertically integrated producer of titanium sponge, melted products (ingot and slab) and a variety of mill products for aerospace, industrial and other applications. The Company's production facilities are located principally in the United States, United Kingdom and France, and its products are sold throughout the world. These worldwide integrated activities compose the Company's segment, "Titanium melted and mill products".

         The "Other" segment consisted of the Company's nonintegrated joint ventures, which investments have been either sold or charged off due to an asset impairment.

         Operating income (loss), inventory and receivables are the key management measures used to evaluate segment performance. Operating loss of the "Titanium melted and mill products" segment for the three months ended March 31, 2000 includes special items of $10.4 million, consisting of $3.7 million of restructuring charges, $3.4 million of equipment-related impairment charges and $3.3 million of environmental remediation charges. See Notes 3 and 9. Substantially all inventories and receivables at December 31, 1999 and March 31, 2000, along with substantially all depreciation and amortization and capital expenditures for the interim periods ended March 31, 1999 and 2000, relate to the "Titanium melted and mill products" segment.

                                                                                      Three months ended
                                                                                          March 31,
                                                                          -------------------------------------------
                                                                                 1999                   2000
                                                                          -------------------    --------------------
                                                                                        (In thousands)
  Net sales:
    Titanium melted and mill products                                           $  134,080              $ 104,712
    Other                                                                              452                      -
    Eliminations                                                                      (396)                     -
                                                                          -------------------    --------------------

                                                                                $  134,136              $ 104,712
                                                                          ===================    ====================



  Mill products shipments:
    Volume (metric tons)                                                             3,000                  2,700
    Average price ($ per kilogram)                                              $    34.50              $   30.90

  Operating loss:
    Titanium melted and mill products                                           $   (1,005)             $ (18,416)
    Other                                                                             (424)                     -
                                                                          -------------------    --------------------
                                                                                    (1,429)               (18,416)
  Dividends and interest income                                                      1,533                  1,648
  General corporate income (expense), net                                             (642)                   904
  Interest expense                                                                  (1,295)                (2,262)
                                                                          -------------------    --------------------

     Loss before income taxes,
       Minority interest and extraordinary item                                 $   (1,833)             $ (18,126)
                                                                          ===================    ====================

  Equity in earnings (losses) of joint ventures:
     Titanium melted and mill products                                          $      106              $     (53)
     Other                                                                            (554)                     -
                                                                          -------------------    --------------------

                                                                                $     (448)             $     (53)
                                                                          ===================    ====================


                                                                             December 31,             March 31,
                                                                                 1999                   2000
                                                                          -------------------    --------------------
                                                                                        (In thousands)
Investment in joint ventures:
   Titanium melted and mill products                                            $  21,143               $  21,089
   Other                                                                            5,795                       -
                                                                          -------------------    --------------------

                                                                                $  26,938               $  21,089
                                                                          ===================    ====================

Note 3 - Restructuring and special charges:

         During the first quarter of 2000, the Company implemented a plan to address current market and operating conditions, which resulted in recognizing a $3.7 million restructuring charge. Such charge is principally related to personnel severance and benefits for the approximately 250 employees to be terminated (see Note 5). Additionally, in the first quarter of 2000, the Company recorded $6.7 million of special charges to cost of sales, consisting of a $3.4 million charge for the write-down associated with an impairment of certain inoperative equipment and a $3.3 million charge for environmental remediation liabilities (see Note 9).

Note 4 - Inventories:

                                                                           December 31,             March 31,
                                                                               1999                    2000
                                                                        -------------------    ---------------------
                                                                                      (In thousands)

Raw materials                                                                $   45,004               $   42,230
Work-in-process                                                                  69,809                   92,407
Finished products                                                                83,893                   59,029
Supplies                                                                         18,329                   17,878
                                                                        -------------------    ---------------------
                                                                                217,035                  211,544
Less adjustment of certain

   Inventories to LIFO basis                                                     25,500                   25,500
                                                                        -------------------    ---------------------

                                                                              $ 191,535                 $186,044
                                                                        ===================    =====================

Note 5 - Accrued liabilities:

                                                                           December 31,           March 31, 2000
                                                                               1999
                                                                       ---------------------    --------------------
                                                                                      (In thousands)
OPEB cost                                                                   $   3,269                   $   2,233
Pension cost                                                                    1,287                         899
Other employee benefits                                                        14,375                      13,796
Deferred income                                                                 9,295                       8,177
Environmental costs                                                             1,238                       1,028
Restructuring costs                                                             1,490                       4,826
Taxes, other than income                                                        1,209                       1,523
Accrued dividends - Convertible Preferred Securities                            1,111                       1,111
Other                                                                           9,605                      10,216
                                                                       ---------------------    --------------------

                                                                             $ 42,879                   $  43,809
                                                                       =====================    ====================

         Accrued restructuring costs at March 31, 2000 consist of unpaid personnel severance and benefits and other exit costs, primarily carrying costs on closed leased facilities, relating to the Company's restructuring plans implemented during the last three years. During the first quarter of 2000, payments of $.4 million and $.3 million were applied against the accrued costs related to the 1999 and 2000 plans, respectively. Most of the remaining accrued costs related to the 1999 plan are expected to be paid by mid to late 2000, although certain payments, for items such as benefit continuation for terminated employees, are expected to be paid later. Substantially all of the accrued costs related to the 2000 plan are expected to be paid by mid to late 2001. The remaining accrued costs of $.3 million related to the 1998 plan are expected to be paid during the second quarter of 2000. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Note 6 - Notes payable, long-term debt and capital lease obligations:

                                                                               December 31,           March 31,
                                                                                   1999                  2000
                                                                            -------------------    -----------------
                                                                                        (In thousands)

Notes payable:
   U.S. credit agreement                                                        $        -               $ 44,023
   European credit agreements                                                        9,635                  7,509
                                                                            -------------------    -----------------
                                                                                $    9,635               $ 51,532
                                                                            ===================    =================

Long-term debt:
   Bank credit agreement - U.S.                                                 $   85,000               $      -
   Bank credit agreement - U.K.                                                     21,867                 27,390
   Other                                                                               922                    703
                                                                            -------------------    -----------------
                                                                                   107,789                 28,093
   Less current maturities                                                          85,364                  1,939
                                                                            -------------------    -----------------
                                                                                $   22,425               $ 26,154
                                                                            ===================    =================


Capital lease obligations                                                       $   10,091               $  9,591
Less current maturities                                                                315                    238
                                                                            -------------------    -----------------
                                                                                $    9,776               $  9,353
                                                                            ===================    =================

     Upon completion of the Company's new U.S. and U.K. credit facilities in February 2000, the Company's previous U.S. credit facility was repaid and terminated. The deferred financing costs associated with the previous U.S. facility were written off and reflected as an extraordinary item in 2000 of $.9 million after taxes, or $.03 per share. The weighted average interest rate on borrowings outstanding under the new U.S. and U.K. credit agreements at March 31, 2000 was 8.3% and 7.2%, respectively. As of March 31, 2000, the Company had approximately $95 million of unused borrowing availability under its U.S. and European credit agreements.

Note 7 - Income taxes:

         The difference between the Company's income tax benefit attributable to pretax loss and the amounts that would be expected using the U.S. federal statutory income tax rate of 35% is summarized below.

                                                                                               Three months
                                                                                             ended March 31,
                                                                                      -------------------------------
                                                                                          1999              2000
                                                                                      -------------     -------------
                                                                                              (In thousands)

Expected income tax benefit, at 35%                                                        $ (642)         $ (6,345)
Non-U.S. tax rates                                                                            201               195
U.S. state income taxes, net                                                                 (100)             (235)
Dividends received deduction                                                                 (101)             (360)
Export sales credit                                                                           (26)                -
Adjustment of deferred tax valuation allowance                                                  -               423
Other, net                                                                                     26               (62)
                                                                                      -------------     -------------

                                                                                           $ (642)         $ (6,384)
                                                                                      =============     =============

         Minority interest - Convertible Preferred Securities is stated net of income tax benefits of $1.2 million in both the 1999 and 2000 periods. The extraordinary loss in the first quarter of 2000 is stated net of income tax benefits of $.4 million.

Note 8 - Ownership structure:

        At March 31, 2000, Tremont Corporation held approximately 39% of TIMET's outstanding common stock. The Combined Master Retirement Trust, a trust formed by Valhi, Inc. to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Valhi and related companies, held an additional 8% of TIMET's common stock. Valhi, Inc. and other entities related to Harold C. Simmons hold an aggregate of approximately 73% of Tremont's outstanding common stock. Mr. Simmons may be deemed to control each of Valhi, Tremont and TIMET.

Note 9 - Commitments and contingencies:

         ENVIRONMENTAL MATTERS. A preliminary study of certain groundwater remediation issues at the Company's Henderson, Nevada operations and other Company sites within the BMI Complex was completed late in the first quarter of 2000. The Company accrued $3.3 million based on the cost estimates set forth in the study. The undiscounted environmental remediation charges are substantially non-cash for 2000 and are expected to be paid over a period of up to thirty years.

         LONG-TERM AGREEMENTS. In March 2000, the Company filed a lawsuit against The Boeing Company seeking damages estimated in excess of $600 million in connection with the Company's long-term sales agreement with Boeing. Boeing has not yet filed a formal response to TIMET's complaint. The Company and Boeing have begun discussions to determine if a settlement of this litigation can be reached, however, no assurance can be given that a settlement will be reached.

         For additional information concerning certain legal proceedings and certain contingencies related to the Company, see (i) Part I, Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations", (ii) Part II, Item 1 -- "Legal Proceedings", and (iii) the 1999 Annual Report.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

         Sales of $104.7 million in the first quarter of 2000 were 22% lower than the first quarter of last year due principally to a 11% decline in mill products volume and a 6% decline in average selling prices. Ingot and slab volume decreased 30% from year-ago levels, while average prices declined 2%. Total cost of sales was 103% of sales in the first quarter of 2000 compared to 91% in the same period last year. The higher cost of sales in 2000 is principally due to $6.7 million of special charges, consisting of a $3.4 million charge for the write-down associated with an impairment of certain inoperative equipment and a $3.3 million charge for environmental remediation liabilities. See Notes 3 and 9 to the Consolidated Financial Statements. The lower selling prices in the 2000 period also contributed to the lower gross margin.

         During the first quarter of 2000, the Company implemented a plan to address current market and operating conditions, which resulted in the recognition of a $3.7 million restructuring charge. Such charge is included in the operating loss of the "Titanium melted and mill products" segment in 2000 and is principally related to personnel severance and benefits for the approximately 250 employees to be terminated. As of March 31, 2000, approximately two-thirds of the planned 250 personnel reductions had been accomplished, with substantially all of the remainder expected to be accomplished by the end of the second quarter 2000. See Notes 3 and 5 to the Consolidated Financial Statements.

         Selling, general, administrative and development expenses in 2000 were lower than 1999 in dollar terms due in large part to the completion of the implementation of the initial phase of the Company's business-enterprise system during the first half of 1999. These costs as a percentage of sales, however, increased to approximately 11% as not all such costs are variable, particularly as the benefits of the 2000 restructuring plan have not yet been fully realized.

         Net sales of the "Other" segment consisted of the Company's nonintegrated joint ventures, which investments have been either sold or charged off due to an asset impairment. Equity losses in the "Other" segment was lower in 2000 principally as a result of the Company's no longer recognizing its share of losses associated with nonintegrated joint ventures that were charged off in the fourth quarter of 1999.

         The Company's firm order backlog at the end of March 2000 was approximately $185 million. Comparable backlogs at the end of March 1999 and December 1999 were approximately $325 million and $195 million, respectively.

         Customers and end users continue to indicate that a substantial titanium inventory overhang exists throughout the aerospace industry supply chain that, along with the competitive environment, continues to place downward pressure on the Company's sales volumes and prices in selected products. It is very difficult to predict what will happen for the balance of 2000. Early indications are that production volumes and operating margins, before special charges, will be somewhat lower in the remaining three quarters of 2000 compared to the first quarter. The Company is seeking to stem this apparent deterioration through a stronger sales effort, selective price reductions and additional cost reductions. However, it is too early to determine how successful these efforts will be.

EUROPEAN OPERATIONS

         The Company has substantial operations and assets located in Europe, principally the United Kingdom, with smaller operations in France, Italy and Germany. Titanium is a worldwide market and the factors influencing the Company's U.S. and European operations are substantially the same.

         Approximately 60% of the Company's European sales are denominated in currencies other than the U.S. dollar, principally the British pound and European currencies tied to the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for the Company's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of the Company's European subsidiaries are those of their respective countries; thus, the U.S. dollar value of these subsidiaries' sales and costs denominated in currencies other than their functional currency, including sales and costs denominated in U.S. dollars, are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of the Company's European operations may be in U.S. dollars or in functional currencies. The Company's export sales from the U.S. are denominated in U.S. dollars and as such are not subject to currency exchange rate fluctuations.

         The  U.S.  dollar  sales  and  purchases  of  the  Company's   European
operations   described  above  provide  some  natural  hedge  of  non-functional currencies, and the Company does not use currency contracts to hedge its currency exposures. Net currency transaction losses were $.5 million during the three months ended March 31, 2000 and $.8 million during the same period in 1999. At March 31, 2000, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $17 million and $19 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable, accounts payable and borrowings.

         DIVIDENDS AND INTEREST INCOME. Dividends and interest income consists principally of dividends on $80 million of non-voting preferred securities of Special Metals Corporation which accrue at an annual rate of 6.625%.

         GENERAL CORPORATE INCOME (EXPENSE), NET. General corporate income (expense), net includes currency transaction losses described above. The increase in general corporate income in the first quarter of 2000 is due to a $1.2 million gain on the sale of the Company's interest in its castings joint venture.

         INTEREST EXPENSE. Interest expense in the first quarter of 2000 is higher than in the comparable 1999 period, primarily due to a lower level of interest being capitalized in 2000 compared to 1999 as additional capital projects have been completed. The higher interest expense in 2000 also reflects increased interest rates related to the new credit facilities and increased market rates.

         INCOME TAXES. The Company operates in several tax jurisdictions and is subject to various income tax rates. As a result, the geographical mix of pretax income (loss) can impact the Company's effective tax rate. See Note 7 to the Consolidated Financial Statements.

         MINORITY INTEREST. Dividend expense related to the Company's 6.625% Convertible Preferred Securities approximated $3.3 million in both the 1999 and 2000 periods and is reported as minority interest, net of allocable income taxes.

         NEW ACCOUNTING PRINCIPLES NOT YET ADOPTED. The Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, no later than the first quarter of 2001. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The Company is currently studying this new accounting rule, and the impact of adopting SFAS No. 133, if any, will be dependent upon the extent to which the Company is then a party to derivative contracts or engaged in hedging activities. As permitted by the transition requirements of SFAS No. 133, as amended, the Company will exempt from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had net debt of $73 million ($79 million of notes payable and long-term debt and $6 million of cash and equivalents). The Company also had $95 million of borrowing availability under its U.S. and European credit lines. The Company believes its U.S. and European credit lines will provide it with the liquidity necessary for current market and operating conditions. See Note 6 to the Consolidated Financial Statements.

         OPERATING ACTIVITIES. Cash provided by operating activities was $18 million for the three-month period ended March 31, 2000, up from $9 million for the same period in 1999, as summarized below.

                                                                                     Three months ended March 31,
                                                                                   ----------------------------------
                                                                                        1999               2000
                                                                                   ---------------    ---------------
                                                                                             (In millions)
Cash provided (used) by:
    Operating activities:
      Excluding changes in assets and liabilities                                        $    7.6        $      (1.3)
      Changes in assets and liabilities                                                       1.6               19.2
                                                                                   ---------------    ---------------
                                                                                              9.2               17.9
      Investing activities                                                                   (6.7)               4.9
      Financing activities                                                                   (5.8)             (36.8)
                                                                                   ---------------    ---------------

      Net cash provided (used) by operating, investing
         and financing activities                                                        $   (3.3)        $    (14.0)
                                                                                   ===============    ===============

         Cash provided by operating activities, excluding changes in assets and liabilities, generally followed the trend in operating results.

         Changes in assets and liabilities reflect primarily the timing of purchases, production and sales and can vary significantly from period to period. The Company's plan to address current market conditions includes reductions in working capital, particularly inventories and receivables, both of which were reduced in the first quarter of 2000. The significant reduction in receivables in the first quarter of 2000 was also attributable to $16 million of customer payments related to a bill-and-hold shipment from 1999. Changes in accounts payable and accrued liabilities in the first quarter of 1999 reflect the effect of payments to suppliers of titanium sponge and other raw materials for purchases made in late 1998 being higher than payables at the end of March for first quarter 1999 purchases.

         Dividends on the $80 million of Special Metals Corporation 6.625% convertible preferred securities held by the Company had been deferred by SMC due to limitations imposed by SMC's bank credit agreements. However, in April 2000, the Company received a quarterly dividend of $1.3 million. There can be no assurances that TIMET will continue to receive additional dividends during the remainder of 2000.

         INVESTING ACTIVITIES. The Company's capital expenditures were $2 million for the three months ended March 31, 2000 compared to $10 million for the same period in 1999. Capital expenditures for 2000 are estimated to be less than $15 million and are planned to include those principally intended for capital maintenance, environmental, health and safety purposes. Proceeds from the sale of property and equipment in 1999 included the sale of an interest in a corporate aircraft and assets sold as part of the Company's restructuring activities.

         In the first quarter of 2000, the Company sold its interest in the castings joint venture to Wyman-Gordon for $7 million and recorded a pretax gain of $1.2 million.

         FINANCING  ACTIVITIES.   Net repayments in the 2000 period reflect
reductions of outstanding borrowings principally in the U.S. resulting from collection of receivables and the sale of the castings joint venture. Net repayments in 1999 reflect reductions of outstanding borrowings in both the U.S. and U.K.

         In November 1999, TIMET's Board of Directors voted to suspend the regular quarterly dividend on the Company's common stock in view of, among other things, the continuing weakness in overall market demand for titanium metal products. The Company's new U.S. credit agreement entered into in February 2000 prohibits the payment of dividends on the Company's common stock.

         The Company's Convertible Preferred Securities do not require principal amortization, and TIMET has the right to defer dividend payments for one or more periods of up to 20 consecutive quarters for each period. Given uncertainty concerning the results for the balance of 2000, the Company has exercised its right to defer future dividend payments on these securities for a period of 10 quarters, although interest will continue to accrue at the coupon rate on the principal and unpaid dividends. The Company's goal is to resume dividends on the Convertible Preferred Securities when the outlook for TIMET's results from operations improves substantially.

         ENVIRONMENTAL AND LEGAL MATTERS. See Note 9 to the Consolidated Financial Statements for a discussion of environmental and legal matters.

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

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         Reference is made to Note 9 of the  Consolidated  Financial  Statements
and  to  the  Company's   1999  Annual  Report  for   descriptions   of  certain
previously-reported legal proceedings.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

              27.1 Financial Data Schedule for the quarter ended March 31, 2000.

         (b) Reports on Form 8-K:

              Reports on Form 8-K filed by the Registrant for the quarter ended March 31, 2000 and the month of April, 2000:

                    January 25, 2000 - Reported Items 5 and 7
                    February 1, 2000 - Reported Items 5 and 7
                    March 2, 2000    - Reported Items 5 and 7
                    March 22, 2000   - Reported Items 5 and 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                TITANIUM METALS CORPORATION

                                      ------------------------------------------
                                                       (Registrant)

Date: May 12, 2000                  By     /s/ Mark A. Wallace
--------------------                  ------------------------------------------
                                               Mark A. Wallace
                                               (Executive Vice President and
                                               Chief Financial Officer)

Date: May 12, 2000                  By     /s/ David P. Burlage
--------------------                  ------------------------------------------
                                               David P. Burlage
                                               (Principal Accounting Officer)