Form 10-Q
period 2000-06-30
TITANIUM METALS CORP
filed 2000-08-10
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended June 30, 2000
                                                      -------------
                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-28538
                                                -------
                           Titanium Metals Corporation
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




      Delaware                                            13-5630895
---------------------------------                 ---------------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                      Identification No.)





                1999 Broadway, Suite 4300, Denver, Colorado 80202
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)




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

                               Yes X    No
                               -------- ---------


Number of shares of common stock outstanding on July 31, 2000: 31,841,405.
                                                               -----------

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


                           TITANIUM METALS CORPORATION

                                      INDEX

                                                                                     Page
                                                                                    number

PART I.       FINANCIAL INFORMATION

         Item 1.    Financial Statements.

                    Consolidated Balance Sheets - December 31, 1999 and
                      June 30, 2000                                                   2-3

                    Consolidated Statements of Operations - Three months and
                      six months ended June 30, 1999 and 2000                          4

                    Consolidated Statements of Comprehensive Loss - Three
                      months and six months ended June 30, 1999 and 2000               5

                    Consolidated Statements of Cash Flows - Six
                      months ended June 30, 1999 and 2000                             6-7

                    Consolidated Statement of Stockholders' Equity - Six
                      months ended June 30, 2000                                       8

                    Notes to Consolidated Financial Statements                        9-14

         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                           15-19

PART II.     OTHER INFORMATION

         Item 1.    Legal Proceedings.                                                20

         Item 4.    Submission of Matters to a Vote of Security Holders.              20

         Item 6.    Exhibits and Reports on Form 8-K.                                20-21


                           TITANIUM METALS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                            December 31,              JUNE 30,
ASSETS                                                                          1999                    2000
                                                                         --------------------    --------------------

Current assets:
  Cash and cash equivalents                                                     $  20,671                 $  6,230
  Accounts and other receivables, less
    allowance of $3,330 and $3,140                                                106,204                   80,792
  Receivable from related parties                                                   4,071                    6,265
  Refundable income taxes                                                          10,651                    3,823
  Inventories                                                                     191,535                  160,040
  Prepaid expenses and other                                                        7,177                    6,176
  Deferred income taxes                                                             2,250                    2,035
                                                                         --------------------    --------------------
     Total current assets                                                         342,559                  265,361
                                                                         --------------------    --------------------


Other assets:
  Investments in joint ventures                                                    26,938                   20,167
  Preferred securities                                                             80,000                   80,000
  Accrued dividends on preferred securities                                         6,530                    8,015
  Goodwill                                                                         54,789                   51,914
  Other intangible assets                                                          16,326                   14,492
  Deferred income taxes                                                             9,600                   19,966
  Other                                                                            12,979                   11,763
                                                                         --------------------    --------------------
     Total other assets                                                           207,162                  206,317
                                                                         --------------------    --------------------


Property and equipment:
  Land                                                                              6,230                    6,177
  Buildings                                                                        24,647                   26,253
  Information technology systems                                                   55,226                   53,923
  Manufacturing and other                                                         331,591                  318,704
  Construction in progress                                                          8,122                    5,698
                                                                         --------------------    --------------------
                                                                                  425,816                  410,755
  Less accumulated depreciation                                                    92,432                   96,597
                                                                         --------------------    --------------------
     Net property and equipment                                                   333,384                  314,158
                                                                         --------------------    --------------------

                                                                                $ 883,105               $ 785,836
                                                                         ====================    ====================


                           TITANIUM METALS CORPORATION

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)

LIABILITIES, MINORITY INTEREST AND                                           December 31,              JUNE 30,
STOCKHOLDERS' EQUITY                                                             1999                    2000
                                                                         -------------------    ---------------------

Current liabilities:
  Notes payable                                                                $   9,635              $ 43,980
  Current maturities of long-term debt and
     capital lease obligations                                                    85,679                 2,086
  Accounts payable                                                                48,679                35,557
  Accrued liabilities                                                             42,879                36,648
  Payable to related parties                                                       1,984                 1,287
  Income taxes                                                                       516                   702
  Deferred income taxes                                                            5,049                 2,987
                                                                         -------------------    ---------------------
     Total current liabilities                                                   194,421               123,247
                                                                         -------------------    ---------------------

Noncurrent liabilities:
  Long-term debt                                                                  22,425                23,696
  Capital lease obligations                                                        9,776                 8,927
  Payable to related parties                                                       1,332                 1,332
  Accrued OPEB cost                                                               19,961                19,550
  Accrued pension cost                                                             5,634                 3,916
  Accrued environmental cost                                                           -                 3,262
  Deferred income taxes                                                           12,950                11,916
  Accrued dividends and other                                                          -                 4,518
                                                                         -------------------    ---------------------
     Total noncurrent liabilities                                                 72,078                77,117
                                                                         -------------------    ---------------------

Minority interest - Company-obligated mandatorily
  redeemable preferred securities of subsidiary trust
  holding solely subordinated debt securities
  ("Convertible Preferred Securities")                                           201,250               201,250
Other minority interest                                                            7,275                 8,222

Stockholders' equity:
  Preferred stock                                                                      -                     -
  Common stock                                                                       315                   319
  Additional paid-in capital                                                     347,984               350,035
  Retained earnings                                                               64,827                40,186
  Accumulated other comprehensive loss                                            (3,837)              (11,614)
  Treasury stock                                                                  (1,208)               (1,208)
  Deferred compensation                                                                -                (1,718)
                                                                         -------------------    ---------------------
     Total stockholders' equity                                                  408,081               376,000
                                                                         -------------------    ---------------------

                                                                               $ 883,105             $ 785,836
                                                                         ===================    =====================

Commitments and contingencies (Note 10)

          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)


                                                              Three months ended                   Six months ended
                                                                   June 30,                            June 30,
                                                        --------------------------------    --------------------------------
                                                             1999              2000             1999              2000
                                                        ---------------    -------------    --------------    --------------

Revenues and other income:
  Net sales                                                 $127,608           $108,838         $261,744          $213,550
  Equity in losses of joint ventures                            (632)              (672)          (1,080)             (725)
  Other, net                                                     975              1,364            1,780             3,893
                                                        ---------------    -------------    --------------    --------------
                                                             127,951            109,530          262,444           216,718
                                                        ---------------    -------------    --------------    --------------

Costs and expenses:
  Cost of sales                                              113,504            107,619          235,774           215,630
  Selling, general, administrative and
     development                                              12,606             11,216           25,367            22,557
  Restructuring charge (credit)                                    -               (896)               -             2,805
  Interest                                                     1,691              1,996            2,986             4,258
                                                        ---------------    -------------    --------------    --------------
                                                             127,801            119,935          264,127           245,250
                                                        ---------------    -------------    --------------    --------------

   Income (loss) before income taxes,
      minority interest and extraordinary item                   150            (10,405)          (1,683)          (28,532)

Income tax expense (benefit)                                      53             (3,653)            (589)          (10,037)
Minority interest - Convertible Preferred
  Securities                                                   2,167              2,191            4,334             4,358
Other minority interest                                          423                575              961               915
                                                        ---------------    -------------    --------------    --------------

    Loss before extraordinary item                            (2,493)            (9,518)          (6,389)          (23,768)

Extraordinary item, early extinguishment of
   debt, net of tax                                                -                  -                -              (873)
                                                        ---------------    -------------    --------------    --------------

    Net loss                                               $  (2,493)         $  (9,518)       $  (6,389)         $(24,641)
                                                        ===============    =============    ==============    ==============


Basic and diluted loss per share:
  Before extraordinary item                                $    (.08)        $    (.30)        $    (.20)         $   (.76)
  Extraordinary item                                               -                 -                 -              (.03)
                                                        ---------------    -------------    --------------    --------------

                                                           $    (.08)        $    (.30)        $    (.20)         $   (.79)
                                                        ===============    =============    ==============    ==============

Basic and diluted weighted
   average shares outstanding                                 31,370            31,373            31,370            31,372
                                                        ===============    =============    ==============    ==============

          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                 (In thousands)

                                                              Three months ended                   Six months ended
                                                                   June 30,                            June 30,
                                                        --------------------------------    --------------------------------
                                                             1999              2000             1999              2000
                                                        ---------------    -------------    --------------    --------------

Net loss                                                    $ (2,493)         $  (9,518)        $ (6,389)        $(24,641)

Other comprehensive loss - currency
   translation adjustment                                     (1,106)            (5,145)          (6,615)          (7,777)
                                                        ---------------    -------------    --------------    --------------

     Comprehensive loss                                     $ (3,599)          $(14,663)        $(13,004)        $(32,418)
                                                        ===============    =============    ==============    ==============


          See accompanying notes to consolidated financial statements.
                                       -5-


                           TITANIUM METALS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 1999 and 2000

                                 (In thousands)

                                                                                       1999               2000
                                                                                  ---------------    ---------------

Cash flows from operating activities:
  Net loss                                                                            $ (6,389)          $(24,641)
  Depreciation and amortization                                                         21,260             21,406
  Non cash restructuring charge                                                              -              2,405
  Non cash special charges                                                                   -              6,729
  Gain on sale of castings joint venture                                                     -             (1,205)
  Extraordinary loss on early extinguishment of debt, net                                    -                873
  Equity in losses of joint ventures, net of dividends received                          1,580                975
  Deferred income taxes                                                                 (1,300)           (11,781)
  Other minority interest                                                                  961                915
  Other, net                                                                                 -                 47
  Change in assets and liabilities:
    Receivables                                                                         21,345             21,437
    Inventories                                                                         18,546             27,061
    Prepaid expenses and other                                                           2,415                539
    Accounts payable and accrued liabilities                                           (24,700)           (16,266)
    Accrued restructuring charges                                                       (5,351)            (1,904)
    Income taxes                                                                         3,119              8,012
    Accounts with related parties, net                                                     256             (2,559)
    Accrued dividends on preferred securities                                           (2,775)            (1,485)
    Accrued dividends on Convertible Preferred Securities                                    -              3,358
    Other, net                                                                          (5,015)            (4,627)
                                                                                  ---------------    ---------------

      Net cash provided by operating activities                                         23,952             29,289
                                                                                  ---------------    ---------------

Cash flows from investing activities:

  Capital expenditures                                                                 (14,532)            (4,814)
  Proceeds from sale of castings joint venture                                               -              7,000
  Proceeds from sales of property and equipment                                          3,043                  -
  Other, net                                                                               209                  -
                                                                                  ---------------    ---------------

      Net cash provided (used) by investing activities                                 (11,280)             2,186
                                                                                  ---------------    ---------------

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                                          12,398            194,715
    Repayments                                                                         (32,161)          (240,805)
  Dividends paid                                                                        (2,509)                 -
  Other, net                                                                              (284)              (114)
                                                                                  ---------------    ---------------

      Net cash used by financing activities                                            (22,556)           (46,204)
                                                                                  ---------------    ---------------

      Net cash used by operating,
         investing and financing activities                                           $ (9,884)          $(14,729)
                                                                                  ===============    ===============

                           TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     Six months ended June 30, 1999 and 2000

                                 (In thousands)

                                                                                    1999                2000
                                                                                --------------    ---------------
Cash and cash equivalents:
  Net increase (decrease) from:
    Operating, investing and financing activities                                   $  (9,884)         $(14,729)
    Currency translation                                                                 (536)              288
                                                                                --------------    ---------------
                                                                                      (10,420)          (14,441)
  Balance at beginning of period                                                       15,464            20,671
                                                                                --------------    ---------------
  Balance at end of period                                                          $   5,044         $   6,230
                                                                                ==============    ===============
Supplemental disclosures:
  Cash paid for:
     Interest, net of amounts capitalized                                           $   2,769         $   3,915
     Convertible Preferred Securities dividends                                         6,666             3,333
     Income taxes (refund), net                                                        (5,709)           (6,107)

          See accompanying notes to consolidated financial statements.
                                       -7-


                           TITANIUM METALS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 2000

                                 (In thousands)

                                                                       Accumulated Other
                                                                       Comprehensive Loss
                                               Additional            -----------------------
                                Common  Common Paid-In    Retained   Currency      Pension    Treasury     Deferred
                                Shares  Stock  Capital    Earnings  Translation  Liabilities   Stock     Compensation   Total
                                ------- ------ ---------- --------- ------------ ------------ ---------- -------------- ----------
Balance at December 31, 1999    31,371  $ 315  $ 347,984  $ 64,827   $      (37)   $ (3,800)  $ (1,208)  $          -   $ 408,081

Comprehensive loss                   -      -          -   (24,641)      (7,777)          -          -              -     (32,418)
Long-term incentive plan
  awards for 467,500 shares        468      4      2,041         -            -           -          -         (2,045)          -
Amortization of deferred
   compensation                      -      -         -          -            -           -          -            327         327
Other                                2      -        10          -            -           -          -              -          10
                                ------- ------ ---------- --------- ------------ ------------ ---------- -------------- ----------

Balance at June 30, 2000        31,841  $ 319  $ 350,035  $ 40,186     $ (7,814)   $ (3,800)  $ (1,208)  $     (1,718)  $ 376,000
                                ======= ====== ========== ========= ============ ============ ========== ============== ==========


          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation:

         The consolidated balance sheet of Titanium Metals Corporation ("TIMET") and subsidiaries (collectively, the "Company") at December 31, 1999 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2000 and the consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the interim periods ended June 30, 1999 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

         The Company will adopt the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", as amended, in the fourth quarter of 2000. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue, including specifying basic criteria that must be met before revenue can be recognized. The Company expects that the adoption of SAB No. 101 will not have a material impact on its consolidated financial position, liquidity or results of operations.

         Basic earnings per share is based on the weighted average number of unrestricted common shares outstanding during each period (See Note 7). Diluted earnings per share reflects the dilutive effect of common stock options, restricted stock and, if applicable, of the assumed conversion of the Convertible Preferred Securities. The assumed conversion of the Convertible Preferred Securities was omitted from the diluted earnings per share calculation for the interim periods ended June 30, 1999 and 2000 because the effect was antidilutive. The effect of the conversion on diluted earnings per share for both the 1999 and 2000 six-month periods would have been to decrease net losses by $4.4 million and increase average shares outstanding by 5.4 million shares. Stock options and restricted shares omitted from diluted shares because they were antidilutive were 1.6 million and 1.8 million in the 1999 and 2000 six-month periods, respectively.

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

         Operating income (loss), inventory and receivables are the key management measures used to evaluate segment performance. Operating loss of the "Titanium melted and mill products" segment for the six months ended June 30, 2000 includes special items recorded in the first quarter of 2000 of $10.4 million, consisting of $3.7 million of restructuring charges, $3.4 million of equipment-related impairment charges and $3.3 million of environmental remediation charges. The restructuring accrual was revised and a credit of $.9 million was recorded in the second quarter of 2000 (See Note 4). Substantially all inventories and receivables at December 31, 1999 and June 30, 2000, along with substantially all depreciation and amortization and capital expenditures for the interim periods ended June 30, 1999 and 2000, relate to the "Titanium melted and mill products" segment.


                                                         Three months ended                  Six months ended
                                                              June 30,                           June 30,
                                                   -------------------------------    -------------------------------
                                                       1999             2000              1999             2000
                                                   -------------    --------------    -------------    --------------
                                                           (In thousands)                     (In thousands)
Net sales:
  Titanium melted & mill products                      $127,161         $108,838         $ 261,240        $ 213,550
  Other                                                     885                -             1,337                -
  Eliminations                                             (438)               -              (833)               -
                                                   -------------    --------------    -------------    --------------

                                                       $127,608         $108,838         $ 261,744        $ 213,550
                                                   =============    ==============    =============    ==============


Mill products shipments:
  Volume (metric tons)                                   2,800             2,890             5,800            5,590
  Average price ($ per Kilogram)                       $ 35.00          $  28.65         $   34.75        $   29.70

Operating income (loss):
  Titanium melted & mill products                      $ 1,531          $ (9,468)        $     634        $ (27,883)
  Other                                                   (476)                -            (1,008)               -
                                                   -------------    --------------    -------------    --------------
                                                         1,055            (9,468)             (374)         (27,883)
Dividends and interest income                            1,530             1,406             3,063            3,054
General corporate income
  (expense), net                                          (744)             (347)           (1,386)             555
Interest expense                                        (1,691)           (1,996)           (2,986)          (4,258)
                                                   -------------    --------------    -------------    --------------

Income (loss) before income
  taxes, minority interest and
    extraordinary item                                 $    150         $(10,405)        $  (1,683)       $ (28,532)
                                                   =============    ==============    =============    ==============

 Equity in losses of joint ventures:
     Titanium melted & mill products                   $   (124)        $   (672)        $     (18)       $    (725)
     Other                                                 (508)               -            (1,062)               -
                                                   -------------    --------------    -------------    --------------

                                                       $   (632)        $   (672)        $  (1,080)       $    (725)
                                                   =============    ==============    =============    ==============


                                                                             December 31,             JUNE 30,
                                                                                 1999                   2000
                                                                          -------------------    --------------------
                                                                                        (In thousands)
Investment in joint ventures:
   Titanium melted and mill products                                            $  21,143               $  20,167
   Other                                                                            5,795                       -
                                                                          -------------------    --------------------
                                                                                $  26,938               $  20,167
                                                                          ===================    ====================

Note 3 - Inventories:

                                                                           December 31,              JUNE 30,
                                                                               1999                    2000
                                                                        -------------------    ---------------------
                                                                                      (In thousands)

Raw materials                                                                $   45,004               $   34,853
Work-in-process                                                                  69,809                   80,896
Finished products                                                                83,893                   52,831
Supplies                                                                         18,329                   16,960
                                                                        -------------------    ---------------------
                                                                                217,035                  185,540
Less adjustment of certain
   inventories to LIFO basis                                                     25,500                   25,500
                                                                        -------------------    ---------------------

                                                                             $  191,535                $ 160,040
                                                                        ===================    =====================

Note 4 - Accrued liabilities:

                                                                           December 31,              JUNE 30,
                                                                               1999                    2000
                                                                       ---------------------    --------------------
                                                                                      (In thousands)

OPEB cost                                                                   $   3,269                  $    2,868
Pension cost                                                                    1,287                       1,284
Other employee benefits                                                        14,375                      13,580
Deferred income                                                                 9,295                       6,314
Environmental costs                                                             1,238                         888
Restructuring costs                                                             1,490                       2,379
Taxes, other than income                                                        1,209                       1,551
Accrued dividends - Convertible Preferred Securities                            1,111                           -
Other                                                                           9,605                       7,784
                                                                       ---------------------    --------------------

                                                                            $  42,879                  $   36,648
                                                                       =====================    ====================

         Accrued restructuring costs at June 30, 2000 consists of unpaid personnel severance and benefits and other exit costs, primarily carrying costs on closed leased facilities, relating to the Company's restructuring plans implemented during the last three years. During the six months ended June 30, 2000, payments of $.2 million, $.5 million and $1.6 million were applied against the accrued costs related to the 1998, 1999 and 2000 plans, respectively. In the second quarter of 2000, the restructuring accrual was reduced by $.9 million primarily related to a reduction in the previously-reported number of employee terminations from 250 to 200 people due to near-term production levels that are now expected to be somewhat higher than previously anticipated. As of June 30, 2000, the nominal amount of remaining accrued costs related to the 1998 restructuring plan is expected to be paid by yearend. Most of the remaining accrued costs related to the 1999 plan are expected to be paid by late 2000, although certain payments, for items such as benefit continuation for terminated employees, are expected to be paid later. Substantially all of the accrued costs related to the 2000 plan are expected to be paid by mid-2001. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Note 5 - Notes payable, long-term debt and capital lease obligations:

                                                                               December 31,            JUNE 30,
                                                                                   1999                  2000
                                                                            -------------------    -----------------
                                                                                        (In thousands)
Notes payable:
   U.S. credit agreement                                                       $         -             $   38,248
   European credit agreements                                                        9,635                  5,732
                                                                            -------------------    -----------------
                                                                               $     9,635             $   43,980
                                                                            ===================    =================

Long-term debt:
   Bank credit agreement - U.S.                                                $    85,000             $        -
   Bank credit agreement - U.K.                                                     21,867                 24,863
   Other                                                                               922                    703
                                                                            -------------------    -----------------
                                                                                   107,789                 25,566
   Less current maturities                                                          85,364                  1,870
                                                                            -------------------    -----------------
                                                                               $    22,425             $   23,696
                                                                            ===================    =================

Capital lease obligations                                                      $    10,091             $    9,143
Less current maturities                                                                315                    216
                                                                            -------------------    -----------------
                                                                               $     9,776             $    8,927
                                                                            ===================    =================

        The weighted average interest rate on borrowings outstanding under the
U.S.  and  U.K.  credit   agreements  at  June  30,  2000  was  8.5%  and  7.6%,
respectively. As of June 30, 2000, the Company had approximately $112 million of unused borrowing availability under its U.S. and European credit agreements.

Note 6 - Accrued dividends and other:

         Accrued dividends and other consists primarily of principal and interest on the Company's Convertible Preferred Securities. The Company exercised its right under the terms of the Convertible Preferred Securities to defer future dividend payments on these securities beginning with the dividend payment due June 1, 2000. The securities permit deferral of dividend payments for up to 20 consecutive quarters, although interest will continue to accrue at the coupon rate on the principal and unpaid dividends. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Note 7 - Stockholders' equity:

         During the second quarter of 2000, the Company awarded 467,500 shares of TIMET restricted common stock, under its Long-Term Performance Incentive Plan, to certain of its officers and employees. The restrictions on the stock grants lapse ratably on an annual basis over a five-year period. Since holders of restricted stock have all the rights of other common stockholders, subject to forfeiture unless certain periods of employment are completed, all of such shares of restricted stock are considered to be currently issued and outstanding. The market value of the restricted stock awards was approximately $2 million on the date of grant ($4.375 per share), and this amount has been recorded as deferred compensation, a separate component of stockholders' equity. The Company amortizes deferred compensation to expense over the five-year period.

Note 8 - Income taxes:

         The difference between the Company's income tax benefit attributable to pretax loss and the amounts that would be expected using the U.S. federal statutory income tax rate of 35% is summarized below.

                                                                                             Six months ended
                                                                                                 June 30,

                                                                                      -------------------------------
                                                                                          1999              2000
                                                                                      -------------     -------------
                                                                                              (In thousands)

Expected income tax benefit, at 35%                                                        $ (589)        $  (9,987)
Non-U.S. tax rates                                                                            357               561
U.S. state income taxes, net                                                                 (196)             (313)
Dividends received deduction                                                                 (680)             (688)
Valuation allowance                                                                             -               336
Other, net                                                                                    519                54
                                                                                      -------------     -------------

                                                                                           $ (589)        $ (10,037)
                                                                                      =============     =============

         Minority interest - Convertible Preferred Securities is stated net of income tax benefits of $2.3 million in both the 1999 and 2000 six-month periods. The extraordinary loss for the 2000 six-month period is stated net of income tax benefits of $.4 million.

Note 9 - Ownership structure:

        At June 30, 2000, Tremont Corporation held approximately 39% of TIMET's outstanding common stock. The Combined Master Retirement Trust, a trust formed by Valhi, Inc. to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Valhi and related companies, held an additional 8% of TIMET's common stock. Valhi, Inc. and other entities related to Harold C. Simmons held an aggregate of approximately 73% of Tremont's outstanding common stock at June 30, 2000. Mr. Simmons may be deemed to control each of Valhi, Tremont and TIMET.

Note 10 - Commitments and contingencies:

         LONG-TERM AGREEMENTS. In March 2000, the Company filed a lawsuit against The Boeing Company seeking damages estimated in excess of $600 million in connection with the Company's long-term sales agreement with Boeing. Boeing recently filed its answer to TIMET's complaint denying substantially all of TIMET's allegations and making certain counterclaims against TIMET. TIMET believes such counterclaims are without merit and intends to vigorously defend against such claims. Since April 2000, the Company and Boeing have been in discussions to determine if a settlement can be reached. Those discussions are ongoing; however, no assurance can be given that a settlement will be achieved.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

         SALES AND OPERATING INCOME (LOSS). The Company's results of operations before special items in the first half of 2000 decreased from the comparable period in 1999 due primarily to an 8% decline in average mill product selling prices caused by lower demand in the aerospace market and competitive pricing pressures in certain product lines. Mill product sales volume in the first half of 2000 decreased 4% from the comparable period in 1999. Ingot and slab sales volume in the first half of 2000, which represents about 10% of the Company's net sales, decreased 2% compared to the first half of 1999, while average selling prices decreased 4%. Net sales of $108.8 million in the second quarter of 2000 were 15% lower than the second quarter of last year due principally to a 10% decline in average mill product selling prices offset by a 3% increase in sales volume. Ingot and slab volume for the second quarter of 2000 increased 34% from year-ago levels, while average prices declined 4%. As compared to the first quarter of 2000, mill product sales volume in the second quarter of 2000 increased 7%, while average selling prices decreased 6%. Ingot and slab sales volume in the second quarter of 2000 increased 53% compared to the first quarter of 2000, while average selling prices decreased 4%.

         Cost of sales (excluding special charges of $6.7 million in the first quarter of 2000) as a percentage of net sales in the second quarter and first half of 2000 (99% and 98%, respectively) increased from the comparable periods in 1999 (89% and 90%, respectively) primarily due to the reduction in selling prices more than offsetting the benefits received from various cost reduction programs.

         As previously reported, the Company implemented a plan to address then-current market and operating conditions, which resulted in the recognition of a $3.7 million restructuring charge in the first quarter of 2000. During the second quarter of 2000, the restructuring accrual was reduced by $.9 million primarily related to a reduction in the previously-reported number of employee terminations from 250 to 200 people due to near-term production levels that are expected to be somewhat higher than previously anticipated. The $2.8 million net restructuring charge is included in the operating loss of the "Titanium melted and mill products" segment in 2000 and is principally related to personnel severance and benefits for the approximately 200 employees terminated.

         Selling, general, administrative and development expenses in the second quarter and first half of 2000 decreased $1.4 million and $2.8 million, respectively, from the comparable periods in 1999 due to lower information technology costs associated with the support of the Company's business-enterprise system and the partial realization of certain benefits from the 2000 restructuring plan.

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

         The Company's firm order backlog at the end of June 2000 was approximately $160 million. Comparable backlogs at the end of March 2000 and June 1999 were approximately $185 million and $240 million, respectively.

         The Company believes that its business in the second quarter of 2000 continued to be adversely impacted by an excess supply of titanium inventory throughout the aerospace industry supply chain. Although there appear to be signs that this situation is abating in selected products, the competitive environment has continued to result in soft selling prices. Current indications are that sales and operating margins, before special items, will be slightly lower for the balance of 2000 compared to the first half of this year. The Company is continuing its efforts to increase sales and reduce costs wherever possible.

         EUROPEAN OPERATIONS. The Company has substantial operations and assets located in Europe, principally the United Kingdom, with smaller operations in France, Italy and Germany. Titanium is a worldwide market and the factors influencing the Company's U.S. and European operations are substantially the same.

         Approximately one-half of the Company's European sales are denominated in currencies other than the U.S. dollar, principally the British pound and European currencies tied to the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for the Company's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of the Company's European subsidiaries are those of their respective countries; thus, the U.S. dollar value of these subsidiaries' sales and costs denominated in currencies other than their functional currency, including sales and costs denominated in U.S. dollars, is subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of the Company's European operations may be in U.S. dollars or in functional currencies. The Company's export sales from the U.S. are denominated in U.S. dollars and as such are not subject to currency exchange rate fluctuations.

         The  U.S.  dollar  sales  and  purchases  of  the  Company's   European
operations   described  above  provide  some  natural  hedge  of  non-functional currencies, and the Company does not use currency contracts to hedge its currency exposures. Net currency transaction losses were $.7 million during the six months ended June 30, 2000 and $1.5 million during the same period in 1999. At June 30, 2000, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $21 million and $17 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable, accounts payable and borrowings.

         DIVIDENDS AND INTEREST INCOME. Dividends and interest income consists principally of dividends on $80 million of non-voting preferred securities of Special Metals Corporation which accrue at an annual rate of 6.625%.

         GENERAL CORPORATE INCOME (EXPENSE), NET. General corporate income (expense), net includes currency transaction losses described above. The increase in general corporate income for the six months ended June 30, 2000 is due to a $1.2 million gain on the sale of the Company's interest in its castings joint venture in the first quarter of 2000.

         INTEREST EXPENSE. Interest expense in the second quarter and first half of 2000 increased $.3 million and $1.3 million, respectively, from the comparable periods in 1999 primarily due to increased interest rates related to the Company's credit facilities completed in February 2000. The effect of the interest rate increases more than offset the benefit of lower average outstanding borrowings. Interest expense in the first half of 2000 is also higher due to a lower level of interest capitalized in the first quarter of 2000 as compared to the year-ago period.

        INCOME TAXES. The Company operates in several tax jurisdictions and is subject to various income tax rates. As a result, the geographical mix of pretax income (loss) can impact the Company's effective tax rate. See Note 8 to the Consolidated Financial Statements.

         MINORITY INTEREST. Dividend expense related to the Company's 6.625% Convertible Preferred Securities approximated $6.6 million in both the 1999 and 2000 six month periods, and is reported as minority interest, net of allocable income taxes.

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

         The Company will adopt the SEC's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", as amended, in the fourth quarter of 2000. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue, including specifying basic criteria that must be met before revenue can be recognized. The Company expects that the adoption of SAB No. 101 will not have a material impact on its consolidated financial position, liquidity or results of operations.

                         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company had net debt of $64 million ($70 million of notes payable and long-term debt and $6 million of cash and equivalents). The Company also had approximately $112 million of borrowing availability under its U.S. and European credit lines. The Company believes its U.S. and European credit lines will provide it with the liquidity necessary for current market and operating conditions. See Note 5 to the Consolidated Financial Statements.

         OPERATING ACTIVITIES. Cash provided by operating activities was $29 million for the six-month period ended June 30, 2000, up from $24 million for the same period in 1999, as summarized below.


                                                                                           Six months ended
                                                                                               June 30,

                                                                                   ----------------------------------
                                                                                        1999               2000
                                                                                   ---------------    ---------------
                                                                                             (In millions)
Cash provided (used) by:
    Operating activities:
      Excluding changes in assets and liabilities                                       $    16.1        $      (4.3)
      Changes in assets and liabilities                                                       7.9               33.6
                                                                                   ---------------    ---------------
                                                                                             24.0               29.3
    Investing activities                                                                    (11.3)               2.2
    Financing activities                                                                    (22.6)             (46.2)
                                                                                   ---------------    ---------------
      Net cash used by operating, investing
         and financing activities                                                        $   (9.9)        $    (14.7)
                                                                                   ===============    ===============

         Cash from operating activities, excluding changes in assets and liabilities, generally followed the trend in operating results. Results of operations in 2000 included non-cash special charges of $6.7 million.

         Changes in assets and liabilities reflect primarily the timing of purchases, production and sales and can vary significantly from period to period. The Company's plan to address current market conditions includes more effective working capital management, particularly inventories and receivables, both of which were reduced in the first half of 2000. The significant reduction in receivables in the first half of 2000 was also attributable to $16 million of customer payments received in the first quarter of 2000 related to a bill-and-hold shipment from 1999. The Company received tax refunds of $6.7 million in the second quarter of 2000. In July 2000, the Company received an additional $.7 million in tax refunds.

         Dividends on the $80 million of Special Metals Corporation 6.625% convertible preferred securities held by the Company had previously been deferred by SMC due to limitations imposed by SMC's bank credit agreements. However, in April and July 2000, the Company received quarterly dividends of $1.3 million per quarter. There can be no assurances that TIMET will continue to receive additional dividends during the remainder of 2000.

         INVESTING ACTIVITIES. The Company's capital expenditures were $4.8 million for the six months ended June 30, 2000 compared to $14.5 million for the same period in 1999. Capital expenditures for 2000 are estimated to be less than $14 million and are planned to include those principally intended for capital maintenance and environmental, health and safety purposes. Proceeds from the sale of property and equipment in 1999 included the sale of an interest in a corporate aircraft and assets sold as part of the Company's restructuring activities.

         In the first quarter of 2000, the Company sold its interest in the castings joint venture to Wyman-Gordon for $7 million and recorded a pretax gain of $1.2 million.

         FINANCING ACTIVITIES. Net repayments in the 2000 period reflect reductions of outstanding borrowings principally in the U.S. resulting from collection of receivables, reduction in inventories and the sale of the castings joint venture. Net repayments in 1999 reflect reductions of outstanding borrowings in both the U.S. and U.K.

         In November 1999, TIMET's Board of Directors voted to suspend the regular quarterly dividend on the Company's common stock in view of, among other things, the continuing weakness in overall market demand for titanium metal products. The Company's U.S. credit agreement now prohibits the payment of dividends on the Company's common stock.

         The Company's Convertible Preferred Securities do not require principal amortization, and TIMET has the right to defer dividend payments for one or more periods of up to 20 consecutive quarters for each period. As previously reported, the Company has exercised its right to defer future dividend payments on these securities for a period of 10 quarters (subject to possible further extension for up to an additional 10 quarters), although interest will continue to accrue at the coupon rate on the principal and unpaid dividends. The Company's goal is to resume dividends on the Convertible Preferred Securities when the outlook for TIMET's results from operations improves substantially. As of June 30, 2000, accrued dividends on the Company's Convertible Securities are reflected as noncurrent liabilities in the consolidated balance sheet.

         ENVIRONMENTAL AND LEGAL MATTERS. See Note 10 to the Consolidated inancial Statements for a discussion of environmental and legal matters.

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

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         Reference is made to Note 10 of the Consolidated  Financial  Statements
and  to  the  Company's   1999  Annual  Report  for   descriptions   of  certain
previously-reported legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its Annual Meeting of Stockholders on May 17, 2000. All nominees for director were elected. All directors are elected annually for one-year terms. The vote with respect to each of the Company's directors was as follows:


                  Director                                  Votes For                         Votes Withheld
---------------------------------------------   ----------------------------------    -------------------------------

Joseph S. Compofelice                                      28,046,922                           1,064,679
Edward C. Hutcheson, Jr.                                   28,764,010                              347,591
J. Landis Martin                                           28,757,129                              354,472
Glenn R. Simmons                                           28,754,156                              357,445
Gen. Thomas P. Stafford (retired)                          28,759,460                              352,141
Steven L. Watson                                           28,757,260                              354,341

         The Company's shareholders also approved the Company's Executive Stock Ownership Loan Plan with the voting results as follows:


                                                                         Votes Abstained or Broker/Nominee
                   Votes For                     Votes Against                       Non-Votes
         -------------------------------    ------------------------    -------------------------------------

                   21,550,869                       903,269                          6,657,463

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

             10.1 Intercorporate Services Agreement, effective as of January 1, 2000, by and between the Registrant and Tremont Corporation.

             10.2 Intercorporate Services Agreement, effective as of January 1, 2000, by and between the Registrant and NL Industries, Inc., incorporated by reference to Exhibit 10.4 to a Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed by NL Industries, Inc. (File No. 1-640).

             10.3 Executive Severance Policy, as amended and restated effective May 17, 2000.

             10.4 Titanium Metals Corporation Executive Stock Ownership Loan Plan, effective as of February 19, 1998, incorporated by reference to Appendix A of the Registrant's Proxy Statement dated April 4, 2000 for its Annual Meeting of Stockholders held on May 17, 2000.

             27.1            Financial Data Schedule for the quarter ended
                             June 30, 2000.

         (b)  Reports on Form 8-K:

                       Reports  on Form  8-K  filed  by the  Registrant  for the
              quarter ended June 30, 2000 and the month of July, 2000:

                                 Date of Report                             Items Reported
                     ----------------------------------------     -----------------------------------

                                 April 19, 2000                                5 and 7
                                 April 25, 2000                                5 and 7
                                 April 27, 2000                                5 and 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TITANIUM METALS CORPORATION
                                      ----------------------------------------
                                             (Registrant)




Date: August 9, 2000           By     /s/ Mark A. Wallace
-------------------------             ----------------------------------------
                                      Mark A. Wallace
                                      (Executive Vice President and
                                      Chief Financial Officer)



Date: August 9, 2000           By     /s/ David P. Burlage
-------------------------             ----------------------------------------
                                      David P. Burlage
                                      (Principal Accounting Officer)