Form 10-Q
period 2000-09-30
TITANIUM METALS CORP
filed 2000-11-13
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 - For the quarter ended September 30, 2000
                                       OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


                         Commission file number 0-28538




                           Titanium Metals Corporation
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




       Delaware                                     13-5630895
---------------------------------            ------------------------------
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                      Identification No.)





                1999 Broadway, Suite 4300, Denver, Colorado 80202
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)




       Registrant's telephone number, including area code: (303) 296-5600
                                                          ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                                       Yes   X      No
                                          --------     ---------


Number of shares of common stock outstanding on October 31, 2000: 31,841,405.
                                                                  -----------

                           FORWARD-LOOKING INFORMATION

         The  statements  contained  in this  Report  on Form  10-Q  ("Quarterly
Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and under the captions "Results of Operations" and "Liquidity and Capital Resources" (both contained in Management's Discussion and Analysis of Financial Condition and Results of Operations), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "anticipates," "expected" or comparable terminology or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission which include, but are not limited to, the cyclicality of the commercial aerospace industry, the performance of The Boeing Company and other aerospace manufacturers under their long-term purchase agreements with the Company, global economic conditions, global productive capacity for titanium, changes in product pricing, the impact of long-term contracts with vendors on the ability of the Company to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product development and the supply of raw materials and services and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.


                           TITANIUM METALS CORPORATION

                                      INDEX


                                                                                            Page
                                                                                           number

PART I.       FINANCIAL INFORMATION

         Item 1.    Financial Statements.

                    Consolidated Balance Sheets - December 31, 1999 and
                      September 30, 2000                                                     2-3

                    Consolidated Statements of Operations - Three months and
                      nine months ended September 30, 1999 and 2000                           4

                    Consolidated Statements of Comprehensive Loss - Three
                      months and nine months ended September 30, 1999 and 2000                5

                    Consolidated Statements of Cash Flows - Nine
                      months ended September 30, 1999 and 2000                               6-7

                    Consolidated Statement of Stockholders' Equity - Nine
                      months ended September 30, 2000                                         8

                    Notes to Consolidated Financial Statements                              9-14

         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                  15-20

PART II.     OTHER INFORMATION

         Item 1.    Legal Proceedings.                                                       21

         Item 6.    Exhibits and Reports on Form 8-K.                                        21


                           TITANIUM METALS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                            December 31,            September 30,
ASSETS                                                                          1999                    2000
                                                                         --------------------    --------------------
Current assets:
  Cash and cash equivalents                                                     $  20,671            $       5,513
  Accounts and other receivables, less
    allowance of $3,330 and $3,128                                                106,204                   78,678
  Receivable from related parties                                                   4,071                    3,943
  Refundable income taxes                                                          10,651                    3,068
  Inventories                                                                     191,535                  145,985
  Prepaid expenses and other                                                        7,177                    7,181
  Deferred income taxes                                                             2,250                    2,220
                                                                         --------------------    --------------------
     Total current assets                                                         342,559                  246,588
                                                                         --------------------    --------------------


Other assets:
  Investments in joint ventures                                                    26,938                   19,785
  Preferred securities                                                             80,000                   80,000
  Accrued dividends on preferred securities                                         6,530                    8,083
  Goodwill                                                                         54,789                   50,311
  Other intangible assets                                                          16,326                   14,158
  Deferred income taxes                                                             9,600                   24,926
  Other                                                                            12,979                   11,259
                                                                         --------------------    --------------------
     Total other assets                                                           207,162                  208,522
                                                                         --------------------    --------------------


Property and equipment:
  Land                                                                              6,230                    6,144
  Buildings                                                                        24,647                   25,699
  Information technology systems                                                   55,226                   53,565
  Manufacturing and other                                                         331,591                  316,021
  Construction in progress                                                          8,122                    6,413
                                                                         --------------------    --------------------
                                                                                  425,816                  407,842
  Less accumulated depreciation                                                    92,432                  103,594
                                                                         --------------------    --------------------
     Net property and equipment                                                   333,384                  304,248
                                                                         --------------------    --------------------

                                                                                $ 883,105              $   759,358
                                                                         ====================    ====================

                           TITANIUM METALS CORPORATION

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY                     December 31,           September 30,
                                                                                1999                    2000
                                                                         -------------------    ---------------------
Current liabilities:
  Notes payable                                                                $   9,635          $     33,965
  Current maturities of long-term debt and
     capital lease obligations                                                    85,679                 1,968
  Accounts payable                                                                48,679                35,872
  Accrued liabilities                                                             42,879                32,807
  Payable to related parties                                                       1,984                 1,556
  Income taxes                                                                       516                 1,023
  Deferred income taxes                                                            5,049                 2,948
                                                                         -------------------    ---------------------
     Total current liabilities                                                   194,421               110,139
                                                                         -------------------    ---------------------

Noncurrent liabilities:
  Long-term debt                                                                  22,425                22,102
  Capital lease obligations                                                        9,776                 8,524
  Payable to related parties                                                       1,332                 1,332
  Accrued OPEB cost                                                               19,961                19,031
  Accrued pension cost                                                             5,634                 2,586
  Accrued environmental cost                                                           -                 3,262
  Deferred income taxes                                                           12,950                11,529
  Accrued dividends and other                                                          -                 7,834
                                                                         -------------------    ---------------------
     Total noncurrent liabilities                                                 72,078                76,200
                                                                         -------------------    ---------------------

Minority interest - Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debt securities
  ("Convertible Preferred Securities")                                           201,250               201,250
Other minority interest                                                            7,275                 7,895

Stockholders' equity:
  Preferred stock                                                                      -                     -
  Common stock                                                                       315                   319
  Additional paid-in capital                                                     347,984               350,035
  Retained earnings                                                               64,827                32,279
  Accumulated other comprehensive loss                                            (3,837)              (16,061)
  Treasury stock                                                                  (1,208)               (1,208)
  Deferred compensation                                                                -                (1,490)
                                                                         -------------------    ---------------------
     Total stockholders' equity                                                  408,081               363,874
                                                                         -------------------    ---------------------

                                                                               $ 883,105           $   759,358
                                                                         ===================    =====================

Commitments and contingencies (Note 10)


          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)


                                                              Three months ended                   Nine months ended
                                                                 September 30,                       September 30,
                                                        --------------------------------    --------------------------------
                                                             1999              2000             1999              2000
                                                        ---------------    -------------    --------------    --------------
Revenues and other income:
  Net sales                                                 $112,706          $106,730          $374,451         $320,279
  Equity in losses of joint ventures                            (409)             (232)           (1,489)            (957)
  Other, net                                                   1,768             1,432             3,547            5,191
                                                        ---------------    -------------    --------------    --------------
                                                             114,065           107,930           376,509          324,513
                                                        ---------------    -------------    --------------    --------------

Costs and expenses:
  Cost of sales                                              108,722           103,072           344,495          318,626
  Selling, general, administrative and
     development                                              11,286            11,202            36,653           33,833
  Restructuring charge                                             -                 -                 -            2,805
  Interest                                                     2,049             1,898             5,035            6,022
                                                        ---------------    -------------    --------------    --------------
                                                             122,057           116,172           386,183          361,286
                                                        ---------------    -------------    --------------    --------------

    Loss before income taxes,
      minority interest and extraordinary item                (7,992)           (8,242)          (9,674)          (36,773)

Income tax benefit                                            (2,796)           (2,834)          (3,384)          (12,871)
Minority interest - Convertible Preferred
  Securities                                                   2,166             2,166            6,500             6,524
Other minority interest                                          107               335            1,068             1,249
                                                        ---------------    -------------    --------------    --------------

    Loss before extraordinary item                            (7,469)           (7,909)         (13,858)          (31,675)

Extraordinary item, early extinguishment of
   debt, net of tax                                                -                 -                -              (873)
                                                        ---------------    -------------    --------------    --------------

    Net loss                                                $ (7,469)         $ (7,909)        $(13,858)         $(32,548)
                                                        ===============    =============    ==============    ==============

Basic and diluted loss per share:
  Before extraordinary item                                 $   (.24)         $   (.25)        $    (.44)        $  (1.01)
  Extraordinary item                                               -                 -                 -             (.03)
                                                        ---------------    -------------    --------------    --------------

                                                            $   (.24)         $   (.25)        $    (.44)        $  (1.04)
                                                        ===============    =============    ==============    ==============
Basic and diluted weighted
   average shares outstanding                                 31,369             31,374           31,371            31,373
                                                        ===============    =============    ==============    ==============

          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                 (In thousands)

                                                              Three months ended                   Nine months ended
                                                                 September 30,                       September 30,
                                                        --------------------------------    --------------------------------
                                                             1999              2000             1999              2000
                                                        ---------------    -------------    --------------    --------------
Net loss                                                    $ (7,469)       $    (7,909)        $(13,858)     $   (32,548)
Other comprehensive income (loss) -
   currency translation adjustment                             4,109             (4,447)          (2,506)         (12,224)
                                                        ---------------    -------------    --------------    --------------

     Comprehensive loss                                     $ (3,360)        $  (12,356)        $(16,364)     $   (44,772)
                                                        ===============    =============    ==============    ==============

          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 1999 and 2000

                                 (In thousands)
                                                                                        1999               2000
                                                                                  ---------------    ---------------
Cash flows from operating activities:
  Net loss                                                                           $ (13,858)      $    (32,548)
  Depreciation and amortization                                                         31,943             31,765
  Non cash restructuring charge                                                              -              2,405
  Non cash special charges                                                                   -              6,729
  Gain on sale of castings joint venture                                                     -             (1,205)
  Extraordinary loss on early extinguishment of debt, net                                    -                873
  Equity in losses of joint ventures, net of dividends received                          2,660              1,357
  Deferred income taxes                                                                 (2,426)           (15,461)
  Other minority interest                                                                1,068              1,249
  Other, net                                                                                 -                293
  Change in assets and liabilities:
    Receivables                                                                         26,307             21,323
    Inventories                                                                         20,492             37,840
    Prepaid expenses and other                                                           1,477               (382)
    Accounts payable and accrued liabilities                                           (31,502)           (18,821)
    Accrued restructuring charges                                                       (5,683)            (2,580)
    Income taxes                                                                         1,151              9,005
    Accounts with related parties, net                                                     797                 33
    Accrued dividends on preferred securities                                           (4,115)            (1,553)
    Accrued dividends on Convertible Preferred Securities                                    -              6,691
    Other, net                                                                          (7,310)            (5,735)
                                                                                  ---------------    ---------------

      Net cash provided by operating activities                                         21,001             41,278
                                                                                  ---------------    ---------------

Cash flows from investing activities:
  Capital expenditures                                                                 (18,672)            (6,652)
  Proceeds from sale of castings joint venture                                               -              7,000
  Proceeds from sales of property and equipment                                          3,043                 38
  Other, net                                                                               209                (74)
                                                                                  ---------------    ---------------

      Net cash provided (used) by investing activities                                 (15,420)               312
                                                                                  ---------------    ---------------

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                                          57,731            273,830
    Repayments                                                                         (66,944)          (330,677)
  Dividends paid                                                                        (3,764)                 -
  Other, net                                                                              (289)              (171)
                                                                                  ---------------    ---------------

      Net cash used by financing activities                                            (13,266)           (57,018)
                                                                                  ---------------    ---------------
      Net cash used by operating,
         investing and financing activities                                           $ (7,685)      $    (15,428)
                                                                                  ===============    ===============

                           TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Nine months ended September 30, 1999 and 2000

                                 (In thousands)



                                                                      1999                2000
                                                                  --------------    -----------------
Cash and cash equivalents:
  Net increase (decrease) from:
    Operating, investing and financing activities                     $  (7,685)      $   (15,428)
    Currency translation                                                   (987)              270
                                                                  --------------    -----------------
                                                                         (8,672)          (15,158)
  Balance at beginning of period                                         15,464            20,671
                                                                  --------------    -----------------

  Balance at end of period                                            $   6,792       $     5,513
                                                                  ==============    =================
Supplemental disclosures:
  Cash paid for:
     Interest, net of amounts capitalized                             $   4,650       $     5,319
     Convertible Preferred Securities dividends                           9,999             3,333
     Income taxes (refund), net                                          (5,239)           (6,394)


          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 2000

                                 (In thousands)


                                                                            Accumulated Other
                                                                           Comprehensive Loss
                                                 Additional            --------------------------
                                Common   Common   Paid-In    Retained    Currency      Pension    Treasury    Deferred
                                Shares   Stock    Capital    Earnings   Translation   Liabilities    tock    Compensation  Total
                               -------- -------- ----------- --------- ------------- ------------ ---------- ------------ ---------

Balance at December 31, 1999    31,371   $ 315    $ 347,984  $ 64,827   $      (37)    $ (3,800)  $ (1,208)   $       -    $408,081

Comprehensive loss                   -       -            -   (32,548)     (12,224)           -          -            -     (44,772)
Long-term incentive plan
  awards for 467,500 shares        468       4        2,041         -            -            -          -       (2,045)          -
Amortization of deferred
   compensation                      -       -            -         -            -            -          -           555        555
Other                                2       -           10         -            -            -          -           -           10
                               -------- -------- ----------- --------- ------------- ------------ ---------- ------------ ---------

Balance at September 30, 2000   31,841   $ 319    $ 350,035  $ 32,279   $  (12,261)    $ (3,800)  $ (1,208)   $  (1,490)   $363,874
                               ======== ======== =========== ========= ============= ============ ========== ============ =========




          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation:

         The consolidated balance sheet of Titanium Metals Corporation ("TIMET") and subsidiaries (collectively, the "Company") at December 31, 1999 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2000 and the consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the interim periods ended September 30, 1999 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

         The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, no later than the first quarter of 2001. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The Company is currently studying this new accounting rule, and the impact of adopting SFAS No. 133, if any, will be dependent upon the extent to which the Company is then a party to derivative contracts or engaged in hedging activities. As permitted by the transition requirements of SFAS No. 133, as amended, the Company will exempt from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999.

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

         Basic earnings per share is based on the weighted average number of unrestricted common shares outstanding during each period (See Note 7). Diluted earnings per share reflects the dilutive effect of common stock options, restricted stock and, if applicable, of the assumed conversion of the Convertible Preferred Securities. The assumed conversion of the Convertible Preferred Securities was omitted from the diluted earnings per share calculation for the interim periods ended September 30, 1999 and 2000 because the effect was antidilutive. The effect of the conversion on diluted earnings per share for both the 1999 and 2000 nine-month periods would have been to decrease net losses by $6.5 million and increase average shares outstanding by 5.4 million shares. Stock options and restricted shares omitted from diluted shares because they were antidilutive were 1.9 million and 2.2 million in the quarters ended September 30, 1999 and 2000, respectively, and were 1.7 million and 2.0 million in the 1999 and 2000 nine-month periods, respectively.

Note 2 - Segment information:

         The Company is a vertically integrated producer of titanium sponge, melted products (ingot and slab) and a variety of mill products for aerospace, industrial and other applications. The Company's production facilities are located principally in the United States, United Kingdom and France, and its products are sold throughout the world. These worldwide integrated activities compose the Company's segment, "Titanium melted and mill products."

         The "Other" segment consisted of the Company's nonintegrated joint ventures, which investments have been either sold or charged off due to an asset impairment.

         Operating income (loss), inventory and receivables are the key management measures used to evaluate segment performance. Operating loss of the "Titanium melted and mill products" segment for the nine months ended September 30, 2000 includes special items recorded in the first quarter of 2000 of $10.4 million, consisting of $3.7 million of restructuring charges, $3.4 million of equipment-related impairment charges and $3.3 million of environmental remediation charges. The restructuring accrual was revised and a credit of $.9 million was recorded in the second quarter of 2000 (See Note 4). Substantially all inventories and receivables at December 31, 1999 and September 30, 2000, along with substantially all depreciation and amortization and capital expenditures for the interim periods ended September 30, 1999 and 2000, relate to the "Titanium melted and mill products" segment.

                                                         Three months ended                 Nine months ended
                                                           September 30,                      September 30,
                                                   -------------------------------    -------------------------------
                                                       1999             2000              1999             2000
                                                   -------------    --------------    -------------    --------------
                                                           (In thousands)                     (In thousands)
Net sales:
  Titanium mill & melted products                    $  112,835       $   106,730        $ 374,076      $  320,279
  Other                                                     294                 -            1,631               -
  Eliminations                                             (423)                -           (1,256)              -
                                                   -------------    --------------    -------------    --------------

                                                     $  112,706       $   106,730        $ 374,451      $   320,279
                                                   =============    ==============    =============    ==============


Mill products shipments:
  Volume (metric tons)                                    2,800             2,840            8,600            8,430
  Average price ($ per kilogram)                     $    31.75       $     28.20        $   33.75      $     29.20

Operating (loss):
  Titanium mill & melted products                    $   (7,298)      $    (7,669)       $  (6,664)     $   (35,513)

  Other                                                    (543)                -           (1,551)               -
                                                   -------------    --------------    -------------    --------------
                                                         (7,841)           (7,669)          (8,215)         (35,513)
Dividends and interest income                             1,359             1,542            4,422            4,592
General corporate income
  (expense), net                                            539              (217)            (846)             170
Interest expense                                         (2,049)           (1,898)          (5,035)          (6,022)
                                                   -------------    --------------    -------------    --------------

Loss before income
  taxes, minority interest and
  extraordinary item                                  $  (7,992)       $   (8,242)       $  (9,674)     $   (36,773)
                                                   =============    ==============    =============    ==============

 Equity in income (loss) of joint ventures:
     Titanium mill & melted products                  $     137        $     (232)       $      119     $      (957)
     Other                                                 (546)                -            (1,608)              -
                                                   -------------    --------------    -------------    --------------

                                                      $    (409)       $     (232)       $   (1,489)    $      (957)
                                                   =============    ==============    =============    ==============


                                                               December 31,             September 30,
                                                                   1999                     2000
                                                            --------------------    ----------------------
                                                                           (In thousands)
Investment in joint ventures:
   Titanium mill and melted products                              $  21,143               $  19,785
   Other                                                              5,795                       -
                                                            --------------------    ----------------------

                                                                  $  26,938               $  19,785
                                                            ====================    ======================


Note 3 - Inventories:

                                                               December 31,           September 30,
                                                                   1999                    2000
                                                            -------------------    ---------------------
                                                                          (In thousands)
Raw materials                                                   $   45,004            $     27,804
Work-in-process                                                     69,809                  81,026
Finished products                                                   83,893                  46,739
Supplies                                                            18,329                  15,916
                                                            -------------------    ---------------------
                                                                   217,035                 171,485
Less adjustment of certain
   inventories to LIFO basis                                        25,500                  25,500
                                                            -------------------    ---------------------

                                                                $  191,535            $    145,985
                                                            ===================    =====================

Note 4 - Accrued liabilities:

                                                               December 31,            September 30,
                                                                   1999                    2000
                                                           ---------------------    --------------------
                                                                          (In thousands)
OPEB cost                                                       $   3,269              $      2,848
Pension cost                                                        1,287                       951
Other employee benefits                                            14,375                    14,177
Deferred income                                                     9,295                     3,318
Environmental costs                                                 1,238                       764
Restructuring costs                                                 1,490                     1,567
Taxes, other than income                                            1,209                     1,712
Accrued dividends - Convertible Preferred Securities                1,111                         -
Other                                                               9,605                     7,470
                                                           ---------------------    --------------------

                                                                $  42,879               $    32,807
                                                           =====================    ====================

         Accrued restructuring costs at September 30, 2000 consist of unpaid personnel severance and benefits and other exit costs, primarily carrying costs on closed leased facilities, relating to the Company's restructuring plans implemented during the last three years. During the nine months ended September 30, 2000, payments of $.2 million, $.6 million and $2.2 million were applied against the accrued costs related to the 1998, 1999 and 2000 plans, respectively. In the second quarter of 2000, the restructuring accrual was reduced by $.9 million primarily related to a reduction in the previously-reported number of employee terminations from 250 to 200 people due to production levels that are now expected to be somewhat higher than previously anticipated. As of September 30, 2000, the nominal amount of remaining accrued costs related to the 1998 restructuring plan is expected to be paid by year end. Most of the remaining accrued costs related to the 1999 plan are expected to be paid by year end, although certain payments, for items such as benefit continuation for terminated employees, are expected to be paid later. Substantially all of the accrued costs related to the 2000 plan are expected to be paid by mid-2001. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Note 5 - Notes payable, long-term debt and capital lease obligations:

                                                            December 31,           September 30,
                                                                1999                   2000
                                                         -------------------    -------------------
                                                                       (In thousands)
Notes payable:
   U.S. credit agreement                                    $         -           $     28,555
   European credit agreements                                     9,635                  5,410
                                                         -------------------    -------------------
                                                            $     9,635           $    33,965
                                                         ===================    ===================

Long-term debt:
   Bank credit agreement - U.S.                             $    85,000           $          -
   Bank credit agreement - U.K.                                  21,867                 23,236
   Other                                                            922                    650
                                                         -------------------    -------------------
                                                                107,789                 23,886
   Less current maturities                                       85,364                  1,784
                                                         -------------------    -------------------
                                                            $    22,425           $     22,102
                                                         ===================    ===================

Capital lease obligations                                   $    10,091           $      8,708
Less current maturities                                             315                    184
                                                         -------------------    -------------------
                                                            $     9,776           $      8,524
                                                         ===================    ===================

        The weighted average interest rate on borrowings outstanding under the U.S. and U.K. credit agreements at September 30, 2000 was 8.9% and 7.5%, respectively. As of September 30, 2000, the Company had approximately $106 million of unused borrowing availability under its U.S. and European credit agreements.

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

Note 7 - Stockholders' equity:

         During the second quarter of 2000, the Company awarded 467,500 shares of TIMET restricted common stock, under its Long-Term Performance Incentive Plan, to certain of its officers and employees. The restrictions on the stock grants lapse ratably on an annual basis over a five-year period. Since holders of restricted stock have all the rights of other common stockholders, subject to forfeiture unless certain periods of employment are completed, all of such shares of restricted stock are considered to be currently issued and outstanding. The market value of the restricted stock awards was approximately $2 million on the date of grant ($4.375 per share), and this amount has been recorded as deferred compensation, a separate component of stockholders' equity. The Company amortizes deferred compensation to expense on a straight-line basis for each tranche of the award over the period during which the restrictions lapse.

Note 8 - Income taxes:

         The difference between the Company's income tax benefit attributable to pretax loss and the amounts that would be expected using the U.S. federal statutory income tax rate of 35% is summarized below.

                                                                    Nine months
                                                                  ended September 30,
                                                           -------------------------------
                                                               1999              2000
                                                           -------------     -------------
                                                                   (In thousands)
Expected income tax benefit, at 35%                           $ (3,386)         $(12,871)
Non-U.S. tax rates                                                 624               873
U.S. state income taxes, net                                      (521)              127
Dividends received deduction                                    (1,036)           (1,030)
Valuation allowance                                                  -                59
Other, net                                                         935               (29)
                                                           -------------     -------------

                                                              $ (3,384)         $(12,871)
                                                           =============     =============


         Minority interest - Convertible Preferred Securities is stated net of income tax benefits of $3.5 million in both the 1999 and 2000 nine-month periods. The extraordinary loss for the 2000 nine-month period is stated net of income tax benefits of $.4 million.

Note 9 - Ownership structure:

         At September 30, 2000, Tremont Corporation held approximately 39% of TIMET's outstanding common stock. The Combined Master Retirement Trust, a trust formed by Valhi, Inc. to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Valhi and related companies, held an additional 8% of TIMET's common stock. Valhi, Inc. and other entities related to Harold C. Simmons held an aggregate of approximately 79% of Tremont's outstanding common stock at September 30, 2000. Mr. Simmons may be deemed to control each of Valhi, Tremont and TIMET.

Note 10 - Commitments and contingencies:

         Long-term Agreements. In March 2000, the Company filed a lawsuit against The Boeing Company seeking damages estimated in excess of $600 million in connection with the Company's long-term sales agreement with Boeing. In June 2000, Boeing filed its answer to TIMET's complaint denying substantially all of TIMET's allegations and making certain counterclaims against TIMET. TIMET believes such counterclaims are without merit and intends to vigorously defend against such claims. The litigation is progressing in the discovery phase and a court date has been set for the end of January 2002. Since April 2000, the Company and Boeing have been in discussions to determine if a settlement can be reached. Those discussions are on going; however, no assurance can be given that a settlement will be achieved.

         For additional information concerning certain legal proceedings and certain contingencies related to the Company, see (i) Part I, Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) Part II, Item 1 -- "Legal Proceedings," and (iii) the 1999 Annual Report.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Net Sales and Operating Loss

                                                           Three months ended             Nine months ended
                                                             September 30,                  September 30,
                                                       ---------------------------    --------------------------
                                                          1999           2000            1999           2000
                                                       -----------    ------------    -----------    -----------
                                                             (In millions)                  (In millions)

Net sales                                              $ 112.7         $106.7           $374.5        $ 320.3
Operating loss                                         $  (7.8)        $ (7.7)          $ (8.2)       $ (35.5)

Percent change in:
     Mill product sales volume                                            +1%                             -2%
     Mill product average selling prices                                  -6%                             -7%
     Ingot and slab sales volume                                         +71%                            +18%
     Ingot and slab average selling prices                                 0%                             -3%

         The Company's results of operations before previously reported special items for the nine months ended September 30, 2000 decreased from the comparable period in 1999 due primarily to a 7% decline in average mill product selling prices caused by lower demand in the aerospace market and competitive pricing pressures in certain product lines. Mill product sales volume for the first nine months of 2000 decreased 2% from the comparable period in 1999. Ingot and slab sales volume, which represents about 11% of the Company's net sales, increased 18% for the first nine months of 2000 as compared to year-ago levels, while average selling prices declined 3%. Net sales of $106.7 million in the third quarter of 2000 were 5% lower than the year-ago period resulting principally from a 6% decline in average mill product selling prices offset by a 1% increase in sales volume. Ingot and slab volume for the third quarter of 2000 increased 71% from year-ago levels, while average selling prices were unchanged.

         As compared to the second quarter of 2000, mill product sales volume in the third quarter of 2000 decreased 2%, while average selling prices were unchanged. Ingot and slab sales volume in the third quarter of 2000 increased 5% compared to the second quarter of 2000, while average selling prices increased 2%.

         Cost of sales (excluding special charges of $6.7 million in the first quarter of 2000) as a percentage of net sales in the third quarter and for the first nine months of 2000 (97% and 97%, respectively) increased from the comparable periods in 1999 (96% and 92%, respectively) primarily due to the reduction in selling prices more than offsetting the benefits received from various cost reduction programs.

         As previously reported, the Company implemented a plan to address then-current market and operating conditions, which resulted in the recognition of a $3.7 million restructuring charge in the first quarter of 2000. During the second quarter of 2000, the restructuring accrual was reduced by $.9 million primarily related to a reduction in the previously-reported number of employee terminations from 250 to 200 people due to production levels that are expected to be somewhat higher than previously anticipated. The $2.8 million net restructuring charge is included in the operating loss of the "Titanium melted and mill products" segment in 2000 and is principally related to personnel severance and benefits for the approximately 200 employees terminated.

         In September 2000, the Company entered into a new, four year collective bargaining agreement with the union representing approximately 250 hourly production and maintenance workers at its Henderson, Nevada facility. The new agreement, which expires in October 2004, provides for modest increases in wages and pensions over its term.

         Net sales of the "Other" segment consisted of the Company's nonintegrated joint ventures, which investments have been either sold or charged off due to an asset impairment. Equity losses in the "Other" segment were nil in the 2000 periods principally as a result of the Company's no longer recognizing its share of losses associated with nonintegrated joint ventures that were charged off in the fourth quarter of 1999.

         The Company's firm order backlog at the end of September 2000 was approximately $200 million. Comparable backlogs at the end of June 2000 and September 1999 were approximately $160 million and $260 million, respectively. The Company believes the increase in backlog primarily reflects the normal seasonal order cycle of the Company's customer base.

         During the third quarter the Company announced selling price increases on certain products. The price increases did not apply to existing backlog, to orders under existing long-term agreements containing specific provisions governing selling prices, or to orders for industrial products. Accordingly, only about 35% of the Company's sales volume is expected to be eligible for such price increases. The average prices on eligible new orders have thus far been substantially in line with the new price list. However, the volume of transactions to which such price increases are applicable has been relatively low given the short time period since the announcement, and the Company expects the price increases will not have any significant effect on TIMET's results of operations in the fourth quarter of 2000. The Company is also currently in negotiations with several customers regarding product requirements and pricing for 2001. Until such negotiations are concluded the Company cannot determine what sales volume or selling prices will actually be realized with such customers.

         The Company believes the excess amount of titanium that has been present in the supply chain this year will have been significantly reduced by year end and is expected to have less of an impact on the Company's results of operations in 2001. Current indications are that sales and operating results in the fourth quarter of 2000 will be similar to those in the third quarter of 2000.

         The Company believes worldwide industry mill product shipments will aggregate approximately 48,000 metric tons in 2000. The Company currently projects that worldwide industry mill product shipments will increase in 2001 by approximately 10% to 53,000 metric tons. The expected increase is primarily attributable to an anticipated increase in demand for aerospace products resulting from an increase in the number of aircraft forecasted to be produced and a decrease in the amount of excess titanium in the supply chain as mentioned above. According to the Airline Monitor, a leading aerospace publication, large commercial aircraft build rates at Boeing and Airbus combined are expected to increase from 786 planes in 2000 to 866 planes in 2001 and 918 planes in 2002.

         Principally as a result of the anticipated increase in demand for titanium aerospace products, TIMET currently expects its sales volume in 2001 to increase by up to 15% from 2000 levels. Sales revenue is expected to be between $450 million and $500 million in 2001, reflecting the anticipated additional sales volume, certain price increases, and anticipated changes in product mix. TIMET presently expects to report operating and net losses in 2001; however, the Company believes the losses in 2001 will be substantially reduced from 2000 levels.

         The Company has substantial operations and assets located in Europe, principally the United Kingdom, with smaller operations in France, Italy and Germany. Titanium is a worldwide market and the factors influencing the Company's U.S. and European operations are substantially similar.

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

         The  U.S.  dollar  sales  and  purchases  of  the  Company's   European
operations   described  above  provide  some  natural  hedge  of  non-functional currencies, and the Company does not use currency contracts to hedge its currency exposures. Net currency transaction losses were $1.0 million during the nine months ended September 30, 2000 and during the same period in 1999. At September 30, 2000, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $20 million and $15 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable, accounts payable and borrowings.

         Dividends and Interest Income. Dividends and interest income consists principally of dividends on $80 million of non-voting preferred securities of Special Metals Corporation which accrue at an annual rate of 6.625%.

         General Corporate Income (Expense), Net. General corporate income (expense), net includes currency transaction losses described above. The reduction in general corporate income in the third quarter of 2000 as compared to the year-ago period is primarily due to increased currency transaction losses. The decrease in general corporate expense for the nine months ended September 30, 2000 is due to a $1.2 million gain on the sale of the Company's interest in its castings joint venture in the first quarter of 2000.

         Interest Expense. Interest expense in the third quarter of 2000 decreased $.2 million from the comparable period in 1999 due to the net effects of lower average outstanding borrowings and a lower level of interest capitalized in the 2000 period. Interest expense for the nine months ended September 30, 2000 increased $1.0 million from the comparable 1999 period due to the net effects of increased interest rates related to the Company's credit facilities completed in February 2000, lower average outstanding borrowings and a lower level of interest capitalized in the 2000 period.

        Income Taxes. The Company operates in several tax jurisdictions and is subject to various income tax rates. As a result, the geographical mix of pretax income (loss) can impact the Company's effective tax rate. See Note 8 to the Consolidated Financial Statements.

         Minority Interest. Dividends related to the Company's 6.625% Convertible Preferred Securities approximated $10 million in both the 1999 and 2000 nine month periods, and are reported as minority interest, net of allocable income taxes.

         New Accounting Principles Not Yet Adopted. The Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, no later than the first quarter of 2001. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The Company is currently studying this new accounting rule, and the impact of adopting SFAS No. 133, if any, will be dependent upon the extent to which the Company is then a party to derivative contracts or engaged in hedging activities. As permitted by the transition requirements of SFAS No. 133, as amended, the Company will exempt from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999.

         The Company will adopt the SEC's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," as amended, in the fourth quarter of 2000. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue, including specifying basic criteria that must be met before revenue can be recognized. The Company expects that the adoption of SAB No. 101 will not have a material impact on its consolidated financial position, liquidity or results of operations.

                         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company had net debt of $52 million ($58 million of notes payable and long-term debt and $6 million of cash and equivalents). The Company also had approximately $106 million of borrowing availability under its U.S. and European credit lines. The Company believes its U.S. and European credit lines will provide it with the liquidity necessary for current market and operating conditions. See Note 5 to the Consolidated Financial Statements.

         Operating Activities. Cash provided by operating activities was $41 million for the nine-month period ended September 30, 2000, up from $21 million for the same period in 1999, as summarized below.

                                                                           Nine months ended
                                                                             September 30,
                                                                   --------------------------------
                                                                      1999               2000
                                                                   -------------    ---------------
                                                                           (In millions)
Cash provided (used) by:
    Operating activities:
      Excluding changes in assets and liabilities                     $    19.4         $    (4.5)
      Changes in assets and liabilities                                     1.6              45.8
                                                                   -------------    ---------------
                                                                           21.0              41.3
    Investing activities                                                  (15.4)               .3
    Financing activities                                                  (13.3)            (57.0)
                                                                   -------------    ---------------

      Net cash used by operating, investing
         and financing activities                                      $   (7.7)        $   (15.4)
                                                                   =============    ===============

         Cash from operating activities, excluding changes in assets and liabilities, generally followed the trend in operating results as operating losses increased to $35.5 million for the first nine months of 2000 as compared to $8.2 million for the comparable 1999 period. Results of operations in 2000 included non-cash special charges of $6.7 million.

         Changes in assets and liabilities reflect primarily the timing of purchases, production and sales and can vary significantly from period to period. The Company's plan to address current market conditions includes effective working capital management, particularly inventories and receivables, both of which were reduced in the first nine months of 2000. The significant reduction in receivables in the first nine months of 2000 was also attributable to $16 million of customer payments received in the first quarter of 2000 related to a bill-and-hold shipment from 1999. The Company received tax refunds of $7.4 million during the first nine months of 2000.

         Dividends on the $80 million of Special Metals Corporation ("SMC") 6.625% convertible preferred securities held by the Company had previously been deferred by SMC due to limitations imposed by SMC's bank credit agreements.
However, the Company received two quarterly dividends of $1.3 million per quarter during the first nine months of 2000. In October 2000, the Company received an additional quarterly dividend of $1.3 million. There can be no assurances that TIMET will continue to receive regular quarterly dividends during 2001.

         Investing Activities. The Company's capital expenditures were $6.7 million for the nine months ended September 30, 2000 compared to $18.7 million for the same period in 1999. Capital expenditures for 2000 are expected to approximate $10 million and are planned to include those principally intended for capital maintenance and environmental, health and safety purposes. Proceeds from the sale of property and equipment in 1999 included the sale of an interest in a corporate aircraft and assets sold as part of the Company's restructuring activities.

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

         The Company's Convertible Preferred Securities do not require principal amortization, and TIMET has the right to defer dividend payments for one or more periods of up to 20 consecutive quarters for each period. As previously reported, the Company has exercised its right to defer future dividend payments on these securities for a period of 10 quarters (subject to possible further extension for up to an additional 10 quarters), although interest will continue to accrue at the coupon rate on the principal and unpaid dividends. The Company's goal is to resume dividends on the Convertible Preferred Securities when the outlook for TIMET's results from operations improves substantially. As of September 30, 2000, accrued dividends on the Company's Convertible Securities are reflected as noncurrent liabilities in the consolidated balance sheet.

         Environmental and Legal Matters. See Note 10 to the Consolidated Financial Statements for a discussion of environmental and legal matters.

         The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, the Company in the past has sought, and in the future may seek, to raise additional capital, modify its common and preferred dividend policies, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of capital stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources.

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

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         Reference is made to Note 10 of the Consolidated Financial Statements and to the Company's 1999 Annual Report for descriptions of certain previously reported legal proceedings.

         In September 2000, the Company was named in an action filed by the U.S. Equal Employment Opportunity Commission in federal district court in Las Vegas, Nevada (U.S. Equal Employment Opportunity Commission v. Titanium Metals Corporation, CV-S-00-1172DWH-RJJ). The complaint alleges that several female employees at the Company's Henderson, Nevada plant were the subject of sexual harassment. The Company intends to vigorously defend this action, but in any event does not presently anticipate that any adverse outcome in this case would be material to TIMET's consolidated financial position, results of operations or liquidity.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits:

      27.1     Financial Data Schedule for the quarter ended September 30, 2000.

  (b)  Reports on Form 8-K:

            Reports on Form 8-K filed by the Registrant for the quarter ended September 30, 2000 and the month of October, 2000:

                   Date of Report                             Items Reported
       ----------------------------------           ----------------------------

                     August 4, 2000                              5 and 7
                    August 14, 2000                              5 and 7
                    October 2, 2000                              5 and 7
                   October 19, 2000                              5 and 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             TITANIUM METALS CORPORATION
                                   ---------------------------------------------
                                                    (Registrant)




Date: November 13, 2000      By    /s/ Mark A. Wallace
------------------------           ---------------------------------------------
                                   Mark A. Wallace
                                   (Executive Vice President and
                                   Chief Financial Officer)



Date: November 13, 2000      By    /s/ JoAnne A. Nadalin
------------------------           ---------------------------------------------
                                   JoAnne A. Nadalin
                                   (Principal Accounting Officer)