Form 10-K
period 2000-12-31
TITANIUM METALS CORP
filed 2001-03-21
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 X   ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
ACT OF 1934 - For the fiscal year ended December 31, 2000
                                       OR
     TRANSITION   REPORT   PURSUANT   TO   SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

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

                                      None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _ _

As of March 12, 2001, 31,827,405 shares of common stock were outstanding. The aggregate market value of the 17 million shares of voting stock held by nonaffiliates of Titanium Metals Corporation as of such date approximated $158 million.

                      Documents incorporated by reference:

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Information

         The statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and in Item 1 - Business, Item 2 - Properties, Item 3 - Legal Proceedings and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "could," "anticipates," "expects" or comparable terminology or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including in those portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission which include, but are not limited to, the cyclicality of the commercial aerospace industry, the performance of The Boeing Company and other aerospace manufacturers under their long-term purchase agreements with the Company, the difficulty in forecasting demand for titanium products, global economic conditions, global productive capacity for titanium, changes in product pricing and costs, the impact of long-term contracts with vendors on the ability of the Company to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, fluctuations in currency exchange rates, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product development, the supply of raw materials and services, changes in raw material and other operating costs (including energy costs) and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

                                     PART I

ITEM 1:  BUSINESS

         General. Titanium Metals Corporation ("TIMET" or the "Company") is one of the world's leading integrated producers of titanium sponge, melted and mill products. The Company is the only integrated producer with major titanium production facilities in both the United States and Europe, the world's principal markets for titanium. The Company estimates that in 2000 it accounted for approximately 24% of worldwide industry shipments of mill products and approximately 10% of worldwide sponge production.

         Titanium was first manufactured for commercial use in the 1950's. Titanium's unique combination of corrosion resistance, elevated-temperature performance and high strength-to-weight ratio makes it particularly desirable for use in commercial and military aerospace applications in which these qualities are essential design requirements for certain critical parts such as wing supports and jet engine components. While aerospace applications have historically accounted for a substantial portion of the worldwide demand for titanium and were approximately 40% of industry mill product shipments in 2000, the number of non-aerospace end-use markets for titanium has expanded substantially. Today, numerous industrial uses for titanium exist, including chemical and industrial power plants, desalination plants and pollution control equipment. Demand for titanium is also increasing in emerging markets with such diverse uses as offshore oil and gas production installations, geothermal facilities, military armor, automotive and architectural applications.

         TIMET's products include: titanium sponge, the basic form of titanium metal used in processed titanium products; melted products comprised of titanium ingot and slab, the result of melting sponge and titanium scrap, either alone or with various other alloying elements; and forged and rolled products produced from ingot or slab, including long products (billet and bar), flat products (plate, sheet and strip), pipe and pipe fittings. The Company believes it is among the lower cost producers of titanium sponge and melted products due in part to its manufacturing expertise and technology. The titanium industry is comprised of several manufacturers which, like the Company, produce a relatively complete range of titanium products and a significant number of producers worldwide that manufacture a limited range of titanium mill products. The Company is presently the only active titanium sponge producer in the U.S.

         The Company's long term strategy is to maximize the value of its core aerospace business and, at the same time, develop new markets, applications and products to help reduce its traditional dependence on the aerospace industry. The Company's focus in the short-term is to return to profitability and generate positive cash flow. To accomplish its short-term goals, the Company is attempting to reduce costs, improve quality and streamline its overall business and manufacturing processes as well as maximize its participation in the increasing demand for aerospace quality titanium during this business cycle.

         Industry. The titanium industry historically has derived a substantial portion of its business from the aerospace industry. The cyclical nature of the aerospace industry has been the principal driver of the historical fluctuations in the performance of titanium companies. Over the past 20 years, the titanium industry had cyclical peaks in mill product shipments in 1980, 1989 and 1997 and cyclical lows in 1983, 1991 and 1999. During the 1996 to 1998 period, the Company reported aggregate net income of $176 million which more than offset the aggregate net losses of $93 million it reported during the difficult 1991 to 1995 period. The Company also reported net losses in 1999 and 2000 aggregating $70 million. The Company currently expects to report a net loss in 2001; however, it expects that its loss in 2001 will be substantially reduced from 2000 levels as a result of the recent upturn in its business cycle. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Demand for titanium reached a peak in 1997 when worldwide industry mill product shipments reached an estimated 60,000 metric tons. Industry mill product shipments subsequently declined approximately 5% to an estimated 57,000 metric tons in 1998, with a further 16% decline to an estimated 48,000 metric tons in 1999 and 2000. The Company expects that worldwide industry mill product shipments will increase in 2001 by approximately 10% to about 53,000 metric tons. The expected increase is primarily attributable to stronger demand resulting from an increase in forecasted aircraft build rates, as well as a substantial decrease in the amount of excess titanium inventory throughout the aerospace supply chain.

         The present business environment is substantially different from that in 1996 to 1998. During the second half of 1998 it became evident that the anticipated record rates of aircraft production would not be reached, and that a decline in overall production rates would begin earlier than forecast, particularly in titanium-intensive wide body planes. This resulted in considerable excess inventory throughout the supply chain. During 1999, aerospace customers continued to focus on reducing inventories and a significant number of the Company's aerospace customers canceled or delayed previously scheduled orders. The aerospace supply chain is fragmented and decentralized making it difficult to quantify excess inventories. However, customer actions such as order delays (i.e. pushouts) and cancellations, combined with other data provide limited visibility. During 2000, the Company experienced no significant customer pushouts or cancellations of deliveries. Late in 2000 and early 2001, the Company experienced an increase in orders for aerospace quality titanium products and certain customers requested advanced delivery of existing orders and its order backlog increased substantially. Although quantitative information is not readily available, these factors and others lead the Company to believe that the excess titanium inventory throughout the supply chain has been substantially reduced and is unlikely to be a significant factor in 2001 in most areas.

         Mill product shipments to the aerospace industry in 2000 represented about 40% of total industry demand and about 85% of the Company's annual mill product shipments. Aerospace demand for titanium products, which includes both jet engine components (i.e. blades, discs, rings and engine cases) and air frame components (i.e. bulkheads, tail sections, landing gears, wing supports and fasteners) can be broken down into commercial and military sectors. The commercial aerospace sector has a significant influence on titanium companies, particularly mill product producers such as TIMET. Industry shipments of mill products to the commercial aerospace sector in 2000 accounted for approximately 85% of aerospace demand and 35% of aggregate titanium mill product demand. The Company believes that demand for mill products for the commercial aerospace sector will be the principal driver of the expected 10% increase in industry mill product shipments during 2001. Demand growth for these markets and sectors is expected to exceed the 10% aggregate growth in titanium mill product shipments while other markets are expected to experience lesser growth. Shipments to the commercial aerospace sector represented approximately 80% of the Company's sales volume in 2000. Accordingly, the Company believes its sales volume in 2001 may increase more than the expected 10% increase in titanium industry mill product shipments.

         According to The Airline Monitor, a leading aerospace publication, the commercial airline industry reported operating income of approximately $15 billion (estimated) in 2000, compared to $13 billion in 1999 and $16 billion in 1998. According to The Airline Monitor, large commercial aircraft deliveries for the 1996 to 2000 period peaked in 1999 with 889 aircraft including 254 wide body aircraft. Wide body aircraft use substantially more titanium than narrow body aircraft. Commercial aircraft deliveries are currently expected to be 905 (including 230 wide bodies) in 2001 and 825 (including 220 wide bodies) in 2002. The demand for titanium generally precedes aircraft deliveries by about one year, although this varies considerably by titanium product. Accordingly, the Company's cycle historically precedes the cycle of the aircraft industry and related deliveries. The Company can give no assurance as to the extent or duration of the current commercial aerospace cycle or the extent to which it will affect demand for the Company's products.

         Since titanium's initial applications in the aerospace sector, the number of end-use markets for titanium has expanded. Established industrial uses for titanium include chemical plants, industrial power plants, desalination plants, and pollution control equipment. Titanium is also experiencing increased customer demand in several emerging markets with diverse uses such as offshore oil and gas production installations, geothermal facilities, military armor, and automotive and architectural applications. While shipments to emerging markets represented less than 5% of the Company's sales volume in 2000, the Company believes these emerging applications represent potential growth opportunities. If titanium usage in these markets continues to develop, they may, over time, reduce the industry's and the Company's dependence on the aerospace industry. For example, titanium manufactured by the Company is being used to produce the exhaust system for the 2001 model of the Chevrolet Corvette Z06, the first significant titanium component selected for a production automobile. Volkswagen is using titanium supplied by the Company in the suspension springs on the 2001 model year Lupo FSI automobile. In a separate market, the Company delivered titanium production casing during 2000 for one of the largest geothermal wells in the world.

         Customer Agreements. The Company has long-term agreements ("LTA's") with certain major aerospace customers, including The Boeing Company ("Boeing"), Rolls-Royce plc, United Technologies Corporation (and related companies) and Wyman-Gordon Company (a unit of Precision Castparts Corporation). These agreements, which became effective in 1998 and 1999, generally provide for (i) minimum market shares of the customers' titanium requirements (generally at least 70%) for extended periods (nine to ten years) and (ii) fixed or formula-determined prices generally for at least the first five years. The LTA's were structured to provide incentives to both parties to lower TIMET's costs and share in the savings. These contracts and others represent the core of the Company's long-term aerospace strategy. These agreements were designed to limit pricing volatility (both up and down) for the long-term benefit of both parties, while providing TIMET with a solid base of aerospace volume.

         The LTA with Boeing requires Boeing to purchase a minimum percentage of its and its suppliers titanium requirements from TIMET commencing in 1999. Although Boeing placed orders and accepted delivery of certain volumes in 1999 and 2000, the level of orders placed by Boeing in 1999 and 2000 was significantly below the contractual volume requirements for those years. Boeing informed the Company in 1999 that it was unwilling to commit to the contract beyond the year 2000. The Company presently expects to receive less than the minimum contractual order volume from Boeing in 2001.

         In March 2000, the Company filed a lawsuit against Boeing in a Colorado state court seeking damages for Boeing's repudiation and breach of the Boeing contract. TIMET's complaint seeks damages from Boeing that TIMET believes could be in excess of $600 million and a declaration from the court of TIMET's rights under the contract. In June 2000, Boeing filed its answer to TIMET's complaint denying substantially all of TIMET's allegations and making certain counterclaims against TIMET. TIMET believes such counterclaims are without merit and intends to vigorously defend against such claims. The litigation is in the discovery phase, with a trial date currently set for January 2002. The Company continues to have discussions with Boeing about possible settlement of the matter. There can be no assurance that the Company will achieve a favorable outcome to this litigation.

         As a complement to the LTA's entered into with the Company's key customers, the Company has also entered into agreements with certain key suppliers that are intended to assure anticipated raw material needs to satisfy production requirements for the Company's key customers. Certain provisions of these contracts, such as minimum purchase commitments and prices, have been renegotiated in the past and may be renegotiated in the future to meet changing business conditions and to address Boeing's underperformance under its LTA.

         Acquisitions and Capital Transactions During the Past Five Years. At the beginning of 1996, the Company was 75%-owned by Tremont Corporation ("Tremont") and its operations were conducted primarily in the United States. During 1996, the Company expanded both geographically and operationally as a result of the acquisition of the titanium business of IMI plc, the acquisition of certain assets from Axel Johnson Metals, Inc. and certain smaller acquisitions in Europe.

         In 1998, TIMET (i) acquired Loterios S.p.A. to increase market share in industrial markets, and provide increased geographic sales coverage in Europe,
(ii) purchased for cash $80 million of non-voting and non-marketable preferred securities of Special Metals Corporation, a U.S. manufacturer of wrought nickel-based superalloys and special alloy long products, and (iii) entered into a castings joint venture with Wyman-Gordon. In January 2000, the Company sold its interest in the castings joint venture for $7 million and realized a gain of $1.2 million on the sale. These transactions are more fully described in Notes 3, 4 and 5 to the Consolidated Financial Statements.

        In 1998, Tremont purchased additional TIMET common stock in market transactions. In 1999, Tremont exercised an option to purchase approximately two million shares of the Company's common stock. At December 31, 2000, Tremont held approximately 39% of TIMET's outstanding common stock. An additional 8% of TIMET's outstanding common stock is owned by the Combined Master Retirement Trust, a trust formed by Valhi, Inc. ("Valhi"), an affiliate of Tremont, to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Valhi and related entities. See Note 15 to the Consolidated Financial Statements.

         Products and Operations. The Company is a vertically integrated titanium producer whose products include: titanium sponge, the basic form of titanium metal used in processed titanium products; melted products comprised of titanium ingot and slab, the result of melting sponge and titanium scrap, either alone or with various other alloying elements; and forged and rolled products produced from ingot or slab, including long products (billet and bar), flat products (plate, sheet and strip), pipe and pipe fittings. In 2000, all of TIMET's sales were generated by the Company's integrated titanium operations (its "Titanium melted and mill products" segment). The titanium product chain is described below.

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

         Titanium ingots and slabs are solid shapes (cylindrical and rectangular, respectively) that weigh up to 8 metric tons in the case of ingots and up to 16 metric tons in the case of slabs. Each is formed by melting titanium sponge or scrap or both, usually with various other alloying elements such as vanadium, aluminum, molybdenum, tin and zirconium. Titanium scrap is a by-product of the forging, rolling, milling and machining operations, and significant quantities of scrap are generated in the production process for finished titanium products. The melting process for ingots and slabs is closely controlled and monitored utilizing computer control systems to maintain product quality and consistency and to meet customer specifications. Ingots and slabs are both sold to customers and further processed into mill products.

         Titanium mill products result from the forging, rolling, drawing, welding and/or extrusion of titanium ingots or slabs into products of various sizes and grades. These mill products include titanium billet, bar, rod, plate, sheet, strip, pipe and pipe fittings. The Company sends certain products to outside vendors for further processing before being shipped to customers or to the Company's service centers. The Company's customers usually process the Company's products for their ultimate end-use or for sale to third parties.

         During the production process and following the completion of manufacturing, the Company performs extensive testing on its products, including sponge, ingot and mill products. Testing may involve chemical analysis, mechanical testing and ultrasonic and x-ray testing. The inspection process is critical to ensuring that the Company's products meet the high quality requirements of customers, particularly in aerospace components production.

         The Company is reliant on several outside processors to perform certain rolling and finishing steps in the U.S., and certain melting, forging and finishing steps in France. In the U.S., one of the processors that performs these steps in relation to strip production and another as relates to plate finishing are owned by a competitor. These processors are currently the sole source for these services. Other processors used in the U.S. are not competitors. In France the processor is also a joint venture partner in the Company's 70%-owned subsidiary, TIMET Savoie. Although the Company believes that there are other metal producers with the capability to perform these same processing functions, arranging for alternative processors, or possibly acquiring or installing comparable capabilities, could take several months and any interruption in these functions could have a material and adverse effect on the Company's business, results of operations, financial condition and cash flows in the short term.

         Raw Materials. The principal raw materials used in the production of titanium mill products are titanium sponge, titanium scrap and alloying elements. The Company processes rutile ore into titanium tetrachloride and further processes the titanium tetrachloride into titanium sponge. During 2000, approximately 25% of the Company's melted and mill product production was made from internally produced sponge, 29% from purchased sponge, 39% from titanium scrap and 7% from alloying elements.

         The primary raw materials used in the production of titanium sponge are titanium-containing rutile ore, chlorine, magnesium and petroleum coke. Titanium-containing rutile ore is currently available from a number of suppliers around the world, principally located in Australia, South Africa, India and the United States. A majority of the Company's supply of rutile ore is currently purchased from Australian suppliers. The Company believes the availability of rutile ore will be adequate for the foreseeable future and does not anticipate any interruptions of its raw material supplies, although political or economic instability in the countries from which the Company purchases its raw materials could materially and adversely affect availability. Although the Company believes that the availability of rutile ore is adequate in the near-term, there can be no assurance that the Company will not experience interruptions. Chlorine is currently obtained from a single supplier near the Company's sponge plant. The Company believes that this supplier is experiencing certain financial difficulties and, accordingly, there can be no assurances the chlorine supply from this provider may not be interrupted. The Company is in the process of evaluating whether to make certain equipment modifications to enable it to utilize alternative chlorine suppliers or to purchase an intermediate product which will allow the Company to bypass the purchase of chlorine if needed. Magnesium and petroleum coke are generally available from a number of suppliers. Various alloying elements used in the production of titanium ingot are available from a number of suppliers.

         While the Company was one of six major worldwide producers of titanium sponge in 2000, it cannot supply all of its needs for all grades of titanium sponge internally and is dependent, therefore, on third parties for a substantial portion of its sponge requirements. Titanium mill and melted products require varying grades of sponge and/or scrap depending on the customers' specifications and expected end use. Recently, Allegheny Technologies, Inc. announced that it was idling its titanium sponge production facility, making TIMET the only active U.S. producer of titanium sponge. As a consequence, the Company believes the availability of certain grades of titanium sponge, principally premium quality sponge, used for certain aerospace applications currently is tight. Presently, TIMET and certain suppliers in Japan are the only producers of premium quality sponge. Historically, the Company has purchased sponge predominantly from producers in Japan and Kazakhstan. In 2001 the Company expects to purchase sponge principally from Japan, Kazakhstan, and from the U.S. Defense Logistics Agency's stockpile of sponge.

         TIMET has a ten year LTA for the purchase of titanium sponge produced in Kazakhstan to support demand for both aerospace and non-aerospace applications. The sponge contract runs through 2007, with firm pricing through 2002 (subject to certain possible adjustments and possible early termination in 2004). The contract provides for annual purchases by the Company of 6,000 to 10,000 metric tons. The Company agreed to reduced minimums of 1,000 metric tons for 2000 and 3,000 metric tons for 2001. The Company has no other long-term sponge supply agreements.

         Markets and Customer Base. About 55% of the Company's 2000 sales were to customers within North America, with about 40% to European customers and the balance to other regions. During 1999 and 2000, Precision Castparts Corporation ("PCC") acquired Wyman-Gordon Company and a forging company in the U.K. Sales to PCC and these related entities aggregated 10% of the Company's net sales in 2000. Approximately 85% of the Company's mill product sales were used by the Company's customers to produce parts and other materials for the aerospace industry. Sales under the Company's LTA's with certain major aerospace customers accounted for approximately 50% of its aerospace sales in 2000. The Company expects that while a majority of its 2001 sales will be to the aerospace industry, other markets will continue to represent a significant portion of sales.

         The primary market for titanium products in the commercial aerospace industry consists of two major manufacturers of large (over 100 seats) commercial aircraft, European Aeronautic Defence and Space Company (parent company of the Airbus consortium) and Boeing Commercial Airplane Group, and four major manufacturers of aircraft engines: Rolls-Royce, Pratt & Whitney (a unit of United Technologies Corporation), General Electric and SNECMA. The Company's sales are made both directly to these major manufacturers and to companies (including forgers such as Wyman-Gordon) that use the Company's titanium to produce parts and other materials for such manufacturers. If any of the major aerospace manufacturers were to significantly reduce aircraft build rates from those currently expected, there could be a material adverse effect, both directly and indirectly, on the Company.

         The Company's order backlog was approximately $245 million at December 31, 2000, compared to $195 million at December 31, 1999 and $350 million at December 31, 1998. Substantially all of the 2000 year end backlog is scheduled to be shipped during 2001. Although the Company believes that the backlog is a reliable indicator of near-term business activity, conditions in the aerospace industry could change and result in future cancellations or deferrals of existing aircraft orders and materially and adversely affect the Company's existing backlog, orders, and future financial condition and operating results.

         As of December 31, 2000, the estimated firm order backlog for Boeing and Airbus, as reported by The Airline Monitor, was 3,224 planes versus 2,943 planes at the end of 1999 and 3,095 planes at the end of 1998. The newer wide body planes, such as the Boeing 777 and the Airbus A-330 and A-340, tend to use a higher percentage of titanium in their frames, engines and parts (as measured by total fly weight) than narrow body planes. "Fly weight" is the empty weight of a finished aircraft with engines but without fuel or passengers. The Boeing 777, for example, utilizes titanium for approximately 9% of total fly weight, compared to between 2% to 3% on the older 737, 747 and 767 models. The estimated firm order backlog for wide body planes at year end 2000 was 751 (23% of total backlog) compared to 679 (23% of total backlog) at the end of 1999. Although Airbus has announced that it intends to build the new wide body A380, no orders for the A380 were included in The Airline Monitor's backlog figures at December 31, 2000 as firm order agreements were unconfirmed. Additionally, the A380 is still being designed, therefore, reliable estimates of titanium usage on the A380 are not available at this time.

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

         Competition. The titanium metals industry is highly competitive on a worldwide basis. Producers of mill products are located primarily in the United States, Japan, Europe, Former Soviet Union ("FSU") and China. With the idling of Allegheny Technologies' sponge manufacturing facility discussed above, the Company will be one of four integrated producers in the world, with "integrated producers" being considered as those that produce at least both sponge and ingot. There are also a number of non-integrated producers that produce mill products from purchased sponge, scrap or ingot.

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

         In 1997, GSP benefits to these products were suspended when the level of Russian wrought products imports reached 50% of all imports of titanium wrought products. A petition was filed in 1997 to restore duty-free status to these products, and that petition was granted in June 1998. In addition, a petition was also filed to bring unwrought products under the GSP program, which would allow such products from the countries of the FSU (notably Russia and, in the case of sponge, Kazakhstan and Ukraine) to be imported into the U.S. without the payment of regular duties. This petition concerning unwrought products has not been acted upon pending further investigation of the merits of such a change. In addition to regular duties, titanium sponge imported from countries of the FSU (Russia, Kazakhstan and Ukraine) had for many years been subject to substantial antidumping penalties. Titanium sponge imports from Japan were also subject to a standing antidumping order, but no penalties had been attached in recent years. In 1998, the International Trade Commission ("ITC") revoked all outstanding antidumping orders on titanium sponge based upon a determination that changed circumstances in the industry did not warrant continuation of the orders. TIMET has appealed that decision and the matter is still pending.

         Further reductions in, or the complete elimination of, all or any of these tariffs could lead to increased imports of foreign sponge, ingot, and mill products into the U.S. and an increase in the amount of such products on the market generally, which could adversely affect pricing for titanium sponge and mill products and thus the business, financial condition, results of operations and cash flows of the Company. However, the Company has, in recent years, been a large importer of foreign titanium sponge and mill products into the U.S. To the extent the Company remains a substantial purchaser of these products, any adverse effects on product pricing as a result of any reduction in, or elimination of, any of these tariffs would be partially ameliorated by the decreased cost to the Company for these products to the extent it currently bears the cost of the import duties.

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

         Research and Development. The Company's research and development activities are directed toward expanding the use of titanium and titanium alloys in all market sectors. This is achieved through developments in process technology, development of new alloys and products and enhancing the performance of the Company's existing products. Applications for TIMET's proprietary alloys, such as TIMETAL(R)834, TIMETAL 5111 and TIMETAL LCB, continue to develop. The Company conducts the majority of its research and development activities at its Henderson, Nevada laboratory, which the Company believes is one of the largest titanium research and development centers in the world. Additional research and development activities are performed at the Witton facility in Birmingham, England.

         Patents and Trademarks. The Company holds U.S. and non-U.S. patents applicable to certain of its titanium alloys and manufacturing technology. The Company continually seeks patent protection with respect to its technical base and has occasionally entered into cross-licensing arrangements with third parties. However, most of the titanium alloys and manufacturing technology used by the Company do not benefit from patent or other intellectual property protection. The Company believes that the trademarks TIMET(R) and TIMETAL(R), which are protected by registration in the U.S. and other countries, are significant to its business.

         Employees. The historic cyclical nature of the aerospace business and its impact on the Company's business is the principal reason that the Company periodically implements cost reduction, reorganization and other changes that impact the Company's employment levels. The following table shows the significant reduction in the number of employees over the past 3 years. The 14% reduction in employees from 1998 to 1999 was principally in response to a reduction in market demand. During 2000, the Company reduced employment by an additional 130 people, or approximately 6% of TIMET's worldwide workforce. However, in the third quarter of 2000 the Company began increasing production levels and employment at certain facilities in response to an increase in demand for its products. During 2001, the Company expects to add approximately 100 people, principally in its manufacturing operations.

                                      Employees at December 31,
                     -----------------------------------------------------------
                           1998                 1999                 2000
                     ------------------    ----------------    -----------------

U.S.                       1,715                  1,490               1,333
Europe                     1,025                    860                 887
                     ------------------    ----------------    -----------------

Total                      2,740                  2,350               2,220
                     ==================    ================    =================

         The Company's production and maintenance workers in Henderson, Nevada and its production, maintenance, clerical and technical workers in Toronto, Ohio are represented by the United Steelworkers of America ("USWA") under contracts expiring in October 2004 and June 2002, respectively. In September 2000, the Company entered into a new, four-year collective bargaining agreement with the USWA representing approximately 300 hourly workers at its Henderson, Nevada facility. Employees at the Company's other U.S. facilities are not covered by collective bargaining agreements.

         Approximately 65% of the salaried and hourly employees at the Company's European facilities are represented by various European labor unions, generally under annual agreements.

         In March 2001, the Company was notified that certain workers at CEZUS' plant in Ugine, France were engaged in a work slowdown related to wage and benefit issues. CEZUS performs certain melting and forging operations on a contract basis for TIMET Savoie. While this slowdown may adversely impact shipments by TIMET Savoie to its customers in the near term, based upon the Company's current understanding of the situation, the Company does not presently anticipate that this action will have a material adverse effect on the business or operations of the Company.

         While the Company currently considers its employee relations to be satisfactory, it is possible that there could be future work stoppages that could materially and adversely affect the Company's business, financial condition, results of operations or cash flows.

         Regulatory and Environmental Matters. The Company's operations are governed by various Federal, state, local and foreign environmental and worker safety laws and regulations. In the U.S., such laws include the Occupational, Safety and Health Act, the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. The Company uses and manufactures substantial quantities of substances that are considered hazardous or toxic under environmental and worker safety and health laws and regulations. In addition, at the Company's Henderson, Nevada facility, the Company produces and uses substantial quantities of titanium tetrachloride, a material classified as extremely hazardous under Federal environmental laws. The Company has used such substances throughout the history of its operations. As a result, risk of environmental damage is inherent in the Company's operations. The Company's operations pose a continuing risk of accidental releases of, and worker exposure to, hazardous or toxic substances. There is also a risk that government environmental requirements, or enforcement thereof, may become more stringent in the future. There can be no assurances that some, or all, of the risks discussed under this heading will not result in liabilities that would be material to the Company's business, results of operations, financial condition or cash flows.

         The Company's operations in Europe are similarly subject to foreign laws and regulations respecting environmental and worker safety matters, which laws have not had, and are not presently expected to have, a material adverse effect on the business, financial condition, results of operations or cash flow of the Company.

         The Company believes that its operations are in compliance in all material respects with applicable requirements of environmental and worker health and safety laws. The Company's policy is to continually strive to improve environmental, health and safety performance. From time to time, the Company may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. Occasionally, resolution of these matters may result in the payment of penalties. The Company incurred capital expenditures for health, safety and environmental compliance matters of approximately $4 million in each of 1998 and 1999 and $2.6 million in 2000. The Company's capital budget provides for approximately $2.7 million of such expenditures in 2001. However, the imposition of more strict standards or requirements under environmental, health or safety laws and regulations could result in expenditures in excess of amounts estimated to be required for such matters. See Note 16 to the Consolidated Financial Statements - "Commitments and Contingencies - Environmental Matters," which information is incorporated herein by reference.

ITEM 2:  PROPERTIES

         Set forth below is a listing of the Company's manufacturing facilities. In addition to its U.S. sponge capacity discussed below, the Company's worldwide melting capacity in 2001 aggregates approximately 45,000 metric tons (estimated 30% of world capacity), and its mill products capacity aggregates approximately 20,000 metric tons (estimated 16% of world capacity). Approximately 35% of TIMET's worldwide melting capacity is represented by electron beam cold hearth melting ("EB") furnaces, 63% by vacuum arc remelting ("VAR") furnaces and 2% by a vacuum induction melting ("VIM") furnace.

         The Company has operated its major production facilities at varying levels of practical capacity during the past three years. In 1998, the plants operated at 80% of practical capacity, decreasing to 55% in 1999 and increasing to approximately 60% in 2000. In 2001, the Company's plants are expected to operate at 70% to 75% of practical capacity. However, practical capacity and utilization measures can vary significantly based upon the mix of products produced. During 1998, the Company closed 2,500 metric tons of melting capacity by permanently shutting down facilities in Verdi, Nevada and Millbury, Massachusetts. In 1999, the Company temporarily idled its Kroll-leach process sponge facility in Nevada due to changing market conditions for certain grades of titanium sponge.

                                                                                                   Annual Practical
                                                                                                 Capacities  (3) (4)
                                                                                            -----------------------------
          Manufacturing Location                         Products Manufactured               Melting      Mill Products
                                                                                            ----------- -----------------
                                                                                                   (metric tons)

Henderson, Nevada(1)                         Sponge, Ingot                                      12,250                 -
Morgantown, Pennsylvania(1)                  Slab, Ingot, Raw Materials Processing              20,000                 -
Vallejo, California(2)                       Ingot (including non-titanium    superalloys)       1,600                 -
Toronto, Ohio(1)                             Billet, Bar, Plate, Sheet, Strip                        -             9,900
Witton, England(2)                           Ingot, Billet, Bar                                  8,700             8,000
Ugine, France(2)                             Ingot, Bar, Billet, Wire, Extrusions                2,450             2,000
Waunarlwydd (Swansea), Wales(1)              Bar, Plate, Sheet                                       -             3,900

----------------
(1)  Owned facilities
(2)  Leased facilities
(3)  Practical capacities are variable based on production mix
(4)  Practical capacities are not additive


         TIMET UK's Witton, England facilities are leased pursuant to long-term capital leases expiring in 2026. TIMET Savoie has the right to utilize portions of Compagnie Europeene du Zirconium-CEZUS, S.A., ("CEZUS") plant in Ugine, France pursuant to an agreement expiring in 2006.

         United States Production. The Company's VDP sponge facility is expected to operate at approximately 90% of its annual practical capacity of 8,600 metric tons during 2001, which is up from approximately 65% in 2000. VDP sponge is used principally as a raw material for the Company's ingot melting facilities in the U.S. The Company has expanded the use of VDP sponge to its European facilities and approximately 1,100 metric tons of VDP production from the Company's Henderson facility was used in Europe during 2000, which represented approximately 20% of the sponge consumed in the Company's European operations. The Company expects the consumption of Henderson produced VDP sponge in its European operations to be 25% of their sponge requirements in 2001. The raw materials processing facilities in Morgantown primarily process scrap used as melting feedstock, either in combination with sponge or separately.

         The Company's U.S. melting facilities produce ingots and slabs both sold to customers and used as feedstock for its mill products operations. These melting facilities are expected to operate at approximately 75% of aggregate capacity in 2001.

         Titanium mill products are produced by TIMET in the U.S. at its forging and rolling facility in Toronto, Ohio, which receives intermediate titanium products principally from the Company's U.S. melting facilities. The Company's U.S. forging and rolling facilities are expected to operate at approximately 80% of practical capacity in 2001. Capacity utilization across the Company's product lines varies.

         European Production. TIMET UK's melting facility in Witton, England produces VAR ingots used primarily as feedstock for its forging operations, also in Witton. The forging operations process the ingots principally into billet product for sale to customers or into an intermediate for further processing into bar and plate at its facility in Waunarlwydd, Wales. U.K. melting and mill products production in 2001 is expected to be approximately 83% and 70%, respectively, of capacity.

         Capacity of 70%-owned TIMET Savoie in Ugine, France is to a certain extent dependent upon the level of activity in CEZUS' zirconium business, which may from time to time provide TIMET Savoie with capacity in excess of that contractually required to be provided by CEZUS (the 30% minority partner in TIMET Savoie). During 2001, TIMET Savoie expects to operate close to the maximum capacity required to be provided by CEZUS.

         Sponge for melting requirements in both the U.K. and France that is not supplied by the Company's U.S. Henderson plant, is purchased principally from suppliers in Japan and Kazakhstan.

        Distribution. The Company sells its products through its own sales force based in the U.S. and Europe, and through independent agents worldwide. The Company's marketing and distribution system also includes eight Company-owned service centers (five in the U.S. and three in Europe), which sell the Company's products on a just-in-time basis.

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


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         TIMET's common stock is traded on the New York Stock Exchange  (symbol:
"TIE"). On March 12, 2001, the closing price of TIMET common stock was $9.30 per share. The high and low sales prices for the Company's common stock are set forth below.

Year ended December 31, 1999:                       High             Low
   First Quarter                                 $  9.88          $  5.69
   Second Quarter                                  12.13             5.81
   Third Quarter                                   13.06             7.13
   Fourth Quarter                                   6.88             4.12

Year ended December 31, 2000:                       High             Low
   First Quarter                                  $ 5.50           $ 4.19
   Second Quarter                                   5.00             3.13
   Third Quarter                                    8.94             4.50
   Fourth Quarter                                   8.19             6.00

         As  of  March  12,  2001,   there  were   approximately   7,500  common
shareholders of record.

         Starting in the third quarter of 1999, the Company suspended payment of the regular quarterly common stock dividend. The Company's U.S. credit facility, which was entered into after the suspension, presently prohibits both the payment of common stock dividends and common stock repurchases.

ITEM 6:  SELECTED FINANCIAL DATA

         The selected financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                    Years Ended December 31,
                                            -------------------------------------------------------------------------
                                              1996(1)           1997           1998           1999           2000
                                                    ($ in millions, except per share and selling price data)
STATEMENT OF OPERATIONS DATA:
   Net sales                                 $ 507.1          $ 733.6        $ 707.7        $ 480.0         $ 426.8
   Operating income (loss)                      59.8            133.0           82.7          (31.4)          (41.7)
   Interest expense                              9.0              2.0            2.9            7.1             7.7
   Net income (loss)                            47.6             83.0           45.8          (31.4)          (38.9)
   Earnings per share (2):
     Basic                                  $   1.72          $  2.64        $  1.46       $  (1.00)       $  (1.24)
     Diluted (3)                                1.72             2.49             -               -               -
   Cash dividends per share                        -               -             .12            .12               -

BALANCE SHEET DATA:
   Cash and cash equivalents                $   86.5         $   69.0       $   15.5       $   20.7        $    9.8
   Total assets                                703.0             793.1         953.2          883.1           759.1
   Indebtedness (4)                             10.5              5.0          105.6          117.4            44.9
   Net Debt (7)                              $     -         $      -       $   90.1       $   96.7        $   35.1
   Capital lease obligations                    11.6             11.2           10.3           10.1             8.8
   Minority interest - Convertible
    Preferred     Securities                   201.2            201.2          201.2          201.2           201.2
   Stockholders' equity                        326.2            408.9          448.4          408.1           357.5

OTHER OPERATING DATA:
   Cash flows provided (used):
     Operating activities                   $   (.7)          $  72.6        $  76.1      $    19.5         $  63.3
     Investing activities                     (131.4)           (79.8)        (223.2)         (21.7)           (4.2)
     Financing activities                      215.1             (9.8)          92.2            8.6           (70.7)
                                            -------------    -----------    -----------    ------------    ----------
          Net provided (used)               $   83.0          $ (17.0)       $ (54.9)      $    6.4         $ (11.6)

   Mill product shipments (6)                   12.4             15.1           14.8           11.4            11.4
   Average mill product prices (6)          $  32.00          $ 35.00        $ 35.25       $  33.00         $ 28.70
   Melted product shipments (6)                  6.0              7.1            3.6            2.5             3.5
   Average melted product prices (6)        $  12.55          $ 15.55        $ 18.50       $  14.20         $ 13.65
   Active employees at year end                2,950            3,025          2,740          2,350           2,220
   Order backlog at year end (5)            $  440.0          $ 530.0        $ 350.0       $  195.0         $ 245.0
   Capital expenditures                     $   21.7          $  66.3        $ 115.2       $   24.8         $  11.2

Notes

(1) Significant acquisitions accounted for by the purchase method were made during 1996, which included the acquisitions of the titanium metals businesses of IMI plc and affiliates, Axel Johnson Metals, Inc. (including the remaining 50% interest in Titanium Hearth Technologies) and a 70% interest in TIMET Savoie.
(2) Common shares used to compute earnings per share have been adjusted to reflect the 65-for-1 split of the Company's common stock effected in connection with TIMET's June 1996 initial public offering of common stock.
(3)      Antidilutive in 1998, 1999 and 2000.
(4) Bank and other debt including loans payable to related parties of $1.0 million in 1996.
(5) "Order backlog" is defined as firm purchase orders (which are generally subject to cancellation by the customer upon payment of specified charges).
(6) Shipments in thousands of metric tons; average selling prices stated per kilogram.
(7) Net debt represents notes payable including long and short term debt, less cash and cash equivalents.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

         General. The aerospace industry in recent history has accounted for approximately 75% of U.S. and 40% to 50% of worldwide titanium mill product consumption. Accordingly, the aerospace industry has a significant effect on the overall sales and profitability of the titanium metals industry. The aerospace industry, and consequently the titanium metals industry, is highly cyclical. The Company estimates that worldwide industry shipments of titanium mill products peaked in 1997 at approximately 60,000 metric tons. Industry mill product shipments subsequently declined approximately 5% in 1998 to an estimated 57,000 metric tons; with a further 16% decline to an estimated 48,000 metric tons in 1999 and 2000. The Company expects that worldwide industry mill product shipments will increase in 2001 by approximately 10% to about 53,000 metric tons. The expected increase is primarily attributable to stronger demand resulting from an increase in forecasted commercial aircraft build rates as well as a decrease in the amount of excess titanium inventory throughout the aerospace supply chain.

      Mill product shipments to the aerospace industry in 2000 represented about 40% of total industry demand and about 85% of the Company's annual mill product shipments. Aerospace demand for titanium products, which includes both jet engine components (i.e. blades, discs, rings and engine cases) and air frame components (i.e. bulkheads, tail sections, landing gears, wing supports and fasteners) can be broken down into commercial and military sectors. The commercial aerospace sector has a significant influence on titanium companies, particularly mill product producers such as TIMET. Industry shipments of mill products to the commercial aerospace sector in 2000 accounted for approximately 85% of aerospace demand and 35% of aggregate titanium mill product demand. The Company believes that demand for mill products for the commercial aerospace sector will be the principal driver of the expected 10% increase in industry mill product shipments during 2001. Demand growth for these markets and sectors is expected to exceed the 10% aggregate growth in titanium mill product shipments while other markets are expected to experience lesser growth. Shipments to the commercial aerospace sector represented approximately 80% of the Company's sales volume in 2000. Accordingly, the Company believes its sales volume in 2001 may increase more than the expected 10% increase in titanium industry mill product shipments.

         The present business environment is substantially different from that in 1996 to 1998. During the second half of 1998 it became evident that the anticipated record rates of aircraft production would not be reached and that a decline in overall production rates would begin earlier than forecast, particularly in titanium-intensive wide body planes. This resulted in considerable excess inventory throughout the aerospace supply chain. During 1999, aerospace customers continued to focus on reducing inventories, and a significant number of the Company's aerospace customers canceled or delayed previously scheduled orders. The aerospace supply chain is fragmented and decentralized making it difficult to quantify excess inventories. However, customer actions such as order delays (i.e. pushouts) and cancellations, combined with other data provide limited visibility.

         During 2000, the Company experienced no significant customer pushouts or cancellations of deliveries. Late in 2000 and early 2001, the Company experienced an increase in orders for aerospace quality titanium products, and certain customers requested advanced delivery of existing orders and its order backlog increased substantially. Although quantitative information is not readily available, these factors and others lead the Company to believe that the excess titanium inventory throughout the supply chain has been substantially reduced and is unlikely to be a significant factor in 2001 in most areas.

         The Company's order backlog increased to approximately $245 million at December 31, 2000 from $195 million at December 31, 1999 and $350 million at December 31, 1998. Substantially all of the 2000 year end backlog is scheduled to be shipped during 2001.

         The Company announced selling price increases on new orders for certain grades of titanium products, principally aerospace quality products, late in 2000 and early in 2001. The 2000 announced price increases ranged from 6% to 12% while the 2001 announced price increases ranged from 7% to 15%. The price changes were intended to reflect increases in certain manufacturing costs, including raw materials and energy, as well as the Company's need to improve financial performance. The price increases did not apply to certain industrial products or to orders under LTA's and other agreements with customers that contain specific provisions governing selling prices. Accordingly, about 40% of the Company's annual sales are expected to be eligible for these price increases. Several other titanium companies have also recently announced price increases, particularly for aerospace quality titanium products. Actual selling price increases are subject to negotiations with customers and may differ materially from announced increases.

         Outlook. The outlook section contains a number of forward looking statements, all of which are based on current expectations. Actual results may differ materially. See Note 16 to the Consolidated Financial Statements - "Commitments and Contingencies" regarding commitments, contingencies, legal, environmental, and other matters, which information is incorporated herein by reference and may affect the Company's future results of operations and liquidity.

         Sales revenue in 2001 is expected to approximate $500 million, reflecting the combined effects of increased sales volume, price increases on certain products and changes in product mix. The Company expects its mill products sales volume to increase 15% to 20% in 2001 compared to 2000 levels, while melted product sales volume is expected to remain near 2000 levels. The Company believes its mill products sales volume may grow more than the forecasted 10% increase in titanium industry shipments because the proportion of the Company's sales to the commercial aerospace sector (approximately 80% of the Company's sales) exceeds the total industry mill product shipments to that sector (approximately 35% of industry mill shipments). Demand growth for the commercial aerospace sector is expected to exceed the 10% aggregate growth in titanium industry shipments of mill products while other markets and sectors are expected to experience lesser growth. Selling prices (expressed in U.S. dollars using actual currency exchange rates during the respective periods) on aerospace product shipments, while difficult to forecast, are expected to rise gradually during 2001. However, the recently announced price increases are expected to principally affect the second half of 2001 due to associated product lead times. Average selling prices per kilogram, as reported by the Company, reflect the net effects of changes in selling prices, currency exchange rates, customer and product mix. Accordingly, average selling prices are not necessarily indicative of any one factor.

         The Company's cost of sales is affected by a number of factors including, among others, customer and product mix, material yields, plant operating rates, raw material costs, labor and energy costs. Restructuring, asset impairments and other special charges have occurred in the past and may occur in the future causing operating results to vary from expectations. See
Note 6 to the Consolidated Financial Statements.

         Gross margins as a percent of sales are presently expected to increase over the year, however, energy and other cost increases could substantially offset expected realized selling price increases in 2001. TIMET is experiencing increases in energy costs as a result of recent increases in natural gas and electricity prices in the U.S. The largest portion of the cost increases are presently associated with electrical power at the Company's Henderson, Nevada facility where titanium sponge is produced and melted. The Company purchases electricity from both hydro and fossil fuel sources, with hydropower being substantially less costly. The Company purchases fossil fuel power to supplement its electricity needs above the amount it can buy from hydro sources. As the Company increases production rates during 2001 at its Nevada facility, more fossil fuel power is required as a percentage of total power consumed. Energy costs in 2000 comprised about 4% of the Company's cost of sales. Energy costs may fluctuate substantially from period to period and may adversely affect the Company's gross margins causing actual results to differ significantly from expected amounts.

         In March 2001, the Company was notified by one of its customers that a product manufactured from standard grade titanium produced by the Company contained what has been confirmed to be a tungsten inclusion. The Company believes that the source of this tungsten was contaminated silicon purchased from an outside vendor in 1998. The silicon was used as an alloying addition to the titanium at the melting stage. The Company is currently investigating the possible scope of this problem, including an evaluation of the identities of customers who received material manufactured using this silicon and the applications to which such material has been placed by such customers.

         At the present time, the Company is aware of only a single ingot that has been demonstrated to contain tungsten inclusions; however, further investigation may identify other material that has been similarly affected. Until this investigation is completed, the Company is unable to determine the possible remedial steps that may be required and whether the Company might incur any material liability with respect to this matter. The Company currently believes that it is unlikely that its insurance policies will provide coverage for any costs that may be associated with this matter. However the Company currently intends to seek full recovery from the silicon supplier for any liability the Company might incur in this matter, although no assurances can be given that the Company will ultimately be able to recover all or any portion of such amounts. At December 31, 2000, the Company had not recorded any liability related to this matter. The amount of liability the Company may ultimately incur related to this matter is not reasonably estimable at this time.

         In March 2001, the Company was notified that certain workers at CEZUS' plant in Ugine, France were engaged in a work slowdown related to wage and benefit issues. CEZUS performs certain melting and forging operations on a contract basis for TIMET Savoie. While this slowdown may adversely impact shipments by TIMET Savoie to its customers in the near term, based upon the Company's current understanding of the situation, the Company does not presently anticipate that this action will have a material adverse effect on the business or operations of the Company.

         Depreciation and amortization expense for 2001 is expected to approximate 2000 levels. The Company intends to maintain selling, general, administrative, and development costs relatively constant as a percent of sales, however, this is dependent on, among other things, how the business cycle develops. Interest expense and minority interest expense on the Company's Convertible Preferred Securities in 2001 is also expected to approximate 2000 levels for the full year. The Company's effective consolidated tax benefit rate in 2001 should approximate the U.S. statutory rate. However, the Company operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income (loss) can impact the Company's overall effective tax rate. For financial reporting purposes, the Company has recognized the tax benefit of substantially all of its net operating loss carryforwards, and expects that tax benefits to be recognized during 2001 will principally be deferred income tax benefits with cash income tax payments expected in certain foreign jurisdictions. The Company periodically reviews the recoverability of its deferred tax assets to determine whether future realization is more likely than not. Based on such periodic reviews, the Company could record an additional valuation allowance related to its deferred tax assets in the future. See Note 13 to the Consolidated Financial Statements. The Company presently expects to report both an operating loss and a net loss in 2001; however, the Company believes the losses in 2001 will be substantially reduced from 2000 levels.

         The Company expects to generate positive cash flow from operations in 2001, but at levels substantially reduced from 2000. Receivables and inventory levels are expected to increase in 2001 to support the anticipated increase in sales whereas both receivables and inventories decreased in 2000. The Company presently intends to continue to defer dividends on its Convertible Preferred Securities during 2001. The Company may consider resuming the payment of dividends on the Convertible Preferred Securities or purchase the securities if the outlook for TIMET's operating results improves substantially or a favorable result in the Boeing-related litigation is achieved, or both. Dividends on the Company's common stock are prohibited under the Company's U.S. credit agreement. Capital spending for 2001 is currently expected to be $15 million, covering principally capacity enhancements, capital maintenance, and safety and environmental projects. Net debt is expected to increase in 2001 as compared to year end 2000 levels. At December 31, 2000, the Company had approximately $117 million of borrowing availability under its various worldwide credit agreements. The Company believes its cash, cash flow from operations, and borrowing availability will satisfy its expected working capital, capital expenditures and other requirements in 2001.

         Historical Operating Information.
                                                                                     Year ended December 31,
                                                                            -------------------------------------------
                                                                               1998            1999           2000
                                                                            -----------     -----------    ------------
                                                                                         ($ in millions)

Net sales                                                                   $707.7          $480.0         $426.8
Operating income (loss)                                                       82.7           (31.4)         (41.7)

Percent change in:
   Mill product sales volume                                                                   -23             -1
   Mill product selling prices (1)                                                              -8             -9
   Melted product sales volume                                                                 -31            +39
   Melted product selling prices (1)                                                           -17            -10

(1) Change expressed in U.S. dollars

         Net Sales and Operating Loss - 2000 Compared to 1999. Sales of mill products in 2000 declined 13% from $376.2 million in 1999 to $326.3 million in 2000. This decrease is due to a 9% decline in mill product selling prices (expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods), a less than 1% decrease in sales volume, and changes in product mix. In billing currencies (which exclude the effects of foreign currency translation), mill product selling prices declined 7% from 1999. Melted product sales increased 33% from $35.5 million in 1999 to $47.4 million in 2000 due to the net effects of a 39% increase in melted product sales volume, a 10% decline in melted product selling prices and changes in product mix. The decrease in the selling prices was principally due to greater price competition in the Company's non-LTA business.

         Early in 2000, the Company implemented a plan to address then-current market and operating conditions, which resulted in the recognition of a net $2.8 million restructuring charge in 2000. The restructuring charge is included in the operating loss of the "Titanium melted and mill products" segment and is principally related to personnel severance and benefits for the approximately 170 employees terminated as part of the restructuring. Additionally, the Company recorded net special charges of $3.5 million, consisting of $3.4 million of equipment related impairment charges, $3.3 million of environmental remediation charges, a special income item of $2.0 million related to the termination of the Company's 1990 agreement to sell titanium sponge to Union Titanium Sponge Corporation, and the $1.2 million gain on the sale of the Company's castings joint venture.

         Total cost of sales in 2000 was 99% of sales compared to 95% in 1999. The increase in the percentage is principally the result of lower average selling prices and a shift in product mix, partially offset by lower raw material costs and lower operating expenses. Selling, general, administrative and development expenses decreased 9% in 2000 compared to 1999 principally due to the impact of the restructuring plan implemented in early 2000 as well as reduced expenses related to the business-enterprise information system project that was completed in early 1999 and "Year 2000" computer systems expenses which were incurred in 1999 but not 2000.

         Equity in earnings (losses) of joint ventures of the "Titanium melted and mill products" segment in 2000 decreased by $1.4 million from 1999 principally due to the decline in earnings of Valtimet, the Company's 46%-owned welded tube joint venture.

         Sales and Operating Income - 1999 Compared to 1998. The "Titanium melted and mill product" segment net sales in 1999 decreased 30% compared to 1998 primarily due to a 23% decrease in mill products shipment volume resulting primarily from reduced demand in the aerospace market. Mill product selling prices (expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods) for 1999 were approximately 8% lower than 1998 reflecting both the price effect of long-term agreements and increased price competition on non-LTA business. In billing currencies, mill product selling prices declined 7% from 1998. As described in Note 9 to the Consolidated Financial Statements, the Company produced approximately $16 million of titanium ingots in 1999, for which the customer was billed but income recognition was deferred. Approximately 72% of this material was shipped in 2000.

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

         Equity in earnings (losses) of joint ventures of the "Titanium melted and mill products" segment decreased by $1.3 million from 1998 principally due to the decline in earnings of Valtimet. Equity in losses of the "Other" segment were higher in 1999 due to the Company's recording a higher share of the losses for a full year in 1999 as a result of increased ownership in certain of these ventures in mid-1998.

         Other Income, net.    Other income, net, consists of the following:

                                                                      1998               1999               2000
                                                               ---------------    ---------------    --------------

   Dividends and interest income                                     $ 6,303             $ 6,034            $ 6,154
   General corporate income (expense), net                              (243)             (1,246)                67
   Other                                                                 799                 164              2,156
                                                               ---------------    ---------------    --------------
                                                                     $ 6,859             $ 4,952            $ 8,377
                                                               ===============    ===============    ==============

         In 1999 and 2000, dividends and interest income consisted principally of dividends on $80 million of non-voting preferred securities of Special Metals Corporation, which were purchased by the Company in October 1998. In 1998, the amount represented primarily earnings on corporate cash equivalents. General corporate income (expense) consisted principally of currency transaction gains/losses. In 2000, net currency losses of $1.1 million were offset by a $1.2 million gain on the sale of the Company's castings joint venture. In 2000, other income consisted principally of $2 million received from UTSC in connection with the termination of the sponge purchase agreement between the Company and UTSC as more fully described in Note 15 to the Consolidated Financial Statements.

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

         The Company does not use currency contracts to hedge its currency exposures. Net currency transaction gains/losses included in earnings were losses of $1.2 million and $1.1 million in 1999 and 2000, respectively, and a $.4 million gain in 1998. At December 31, 2000, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $21 million and $19 million, respectively, consisting primarily of
U. S. dollar cash, accounts receivable, accounts payable and borrowings. Exchange rates among 11 European currencies (including the French franc, Italian lira and German mark, but excluding the British pound) became fixed relative to each other as a result of the implementation of the euro effective in 1999. Costs associated with modifications of systems to handle euro-denominated transactions are not expected to be significant.

         Interest Expense. Interest expense for 2000 increased over 1999 due to the net effect of increased interest rates related to U.S. credit facilities entered into in early 2000, lower average borrowings outstanding during the year and a lower level of capitalized interest. Interest expense for 1999 more than doubled from the levels of 1998 primarily due to higher levels of average debt and increased interest rates. Also contributing to the higher comparative interest expense was a lower level of interest capitalized in 1999 compared to 1998 as major capital projects were completed.

         Income Taxes. The Company operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income (loss) can impact the Company's overall effective tax rate. For financial reporting purposes, the Company has recognized the tax benefit of substantially all of its net operating loss carryforwards and expects that tax benefits to be recognized during 2001 will be deferred income tax benefits. The Company expects to make cash income tax payments in certain foreign jurisdictions in 2001. See
Note 13 to the Consolidated Financial Statements.

         Minority Interest. Annual dividend expense related to the Company's 6.625% Convertible Preferred Securities approximates $13 million and is reported as minority interest net of allocable income taxes. Other minority interest relates primarily to the 30% interest in TIMET Savoie held by CEZUS.

        Extraordinary Item. During 2000, the deferred financing costs associated with the Company's prior U.S. credit facility were written off and reflected as an extraordinary item of $.9 million after taxes in the Consolidated Statements of Operations.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's consolidated cash flows provided by operating, investing and financing activities for each of the past three years are presented below.

                                                                              Year ended December 31,
                                                                ----------------------------------------------------
                                                                     1998              1999               2000
                                                                ---------------    --------------    ---------------
                                                                                  (In thousands)
Cash provided (used) by:
    Operating activities:
      Excluding changes in assets and liabilities                   $108,660           $ 23,958         $ (4,119)
      Changes in assets and liabilities                              (32,543)            (4,415)          67,447
                                                                ---------------    --------------    ---------------
                                                                      76,117             19,543           63,328
    Investing activities                                            (223,215)           (21,663)          (4,218)
    Financing activities                                              92,232              8,563          (70,678)
                                                                ---------------    --------------    ---------------

      Net cash provided (used) by operating,
         investing and financing activities                         $(54,866)          $  6,443         $(11,568)
                                                                ===============    ==============    ===============


         Operating Activities.   Cash provided  by  operating   activities   was
approximately $63 million in 2000, $19 million in 1999 and $76 million in 1998.

         Cash provided by operating activities, excluding changes in assets and liabilities, during the past three years generally follows the trend in operating results. Changes in assets and liabilities reflect the timing of purchases, production and sales, and can vary significantly from period to period. Accounts receivable provided cash in 1998, 1999 and 2000 reflecting the decrease in sales levels as well as an improvement, particularly in 2000, in collections as reflected by a decrease in the average number of days that receivables are outstanding. The significant reduction in receivables in 2000 was also attributable to $16 million of customer payments received in the first quarter of 2000 related to a bill-and-hold arrangement near the end of 1999. See
Note 9 to the Consolidated Financial Statements.

         Inventories increased significantly in 1998, reflecting material purchases and production rates that were based on expected sales levels higher than the actual sales level turned out to be. The Company reduced inventories during 1999 and 2000 as excess raw materials and other inventory items were consumed and inventory reduction and control efforts were put in place.

         Changes in net current income taxes payable decreased in 1998 in part due to the delayed timing of cash payments for taxes in Europe relative to earnings. In 1999, income taxes payable decreased as the 1999 losses were carried back to recover a portion of prior years' taxes paid. Changes in income taxes in 2000 primarily reflects net tax refunds of $8 million. Changes in accounts with related parties resulted primarily from relative changes in receivable levels with joint ventures in 1998, 1999 and 2000.

         In April 2000, the Company exercised its right to defer future dividend payments on its outstanding 6.625% Convertible Preferred Securities for a period of 10 quarters (subject to possible further extension for up to an additional 10 quarters), although interest continues to accrue at the coupon rate on the principal and unpaid dividends. Changes in accrued dividends on Convertible Preferred Securities reflects accrued but unpaid dividends.

         Restructuring and other special items are described in Note 6 to the Consolidated Financial Statements.

      Investing Activities. The Company's capital expenditures were $11 million in 2000, down from $25 million in 1999 and $115 million in 1998. Capital spending for 2000 was principally for capacity enhancements, capital maintenance, and safety and environmental projects. Capital expenditures in 1999 were primarily related to the expansion of forging capacity at the Toronto, Ohio facility, the installation of the business-enterprise system in Europe and various environmental and other projects. About one-half of capital expenditures during 1998 related to capacity expansion projects associated with long-term customer agreements.

         Approximately 10% of the Company's capital spending in 1999 related to the major business-enterprise information systems and information technology project implemented at various sites throughout the Company. Approximately one-fourth of the 1998 capital spending related to this project. The new system was implemented in stages in the U.S. during 1998, with initial implementation substantially completed with the rollout to the U.K. in February 1999. Certain costs associated with the business-enterprise information systems project, including training and reengineering, were expensed as incurred.

         Cash used for business acquisitions and joint ventures in 1998 related primarily to the Loterios and Wyman-Gordon transactions more fully described in Notes 3 and 4 to the Consolidated Financial Statements.

         Proceeds from sale of joint venture in 2000 represents the proceeds from the Company's sale to Wyman-Gordon of the Company's 20% interest in Wyman-Gordon Titanium Castings, LLC. This transaction is more fully described in
Note 4 to the Consolidated Financial Statements.

         In October 1998, the Company purchased for cash $80 million of Special Metals Corporation 6.625% convertible preferred stock (the "SMC Preferred Stock") in conjunction with, and concurrent with, SMC's acquisition of the Inco Alloys International high performance nickel alloys business unit of Inco Limited ("Inco"). Dividends on the SMC Preferred Stock had previously been deferred by SMC due to limitations imposed by SMC's bank credit agreements. During 2000, TIMET received three quarterly dividends from SMC and received a fourth dividend in January 2001; however, there can be no assurances that TIMET will continue to receive regular quarterly dividends. SMC has filed a lawsuit against Inco alleging that Inco made fraudulent misrepresentations in connection with SMC's acquisition, which action is still pending.

         Financing Activities. At December 31, 2000, the Company's net debt was approximately $35.1 million ($44.9 million of notes payable and debt, principally borrowings under the Company's U.S. and U.K. credit agreements less $9.8 million of cash and equivalents). At December 31, 2000, the Company had about $117 million of borrowing availability under its various worldwide credit agreements.

         Early in 2000, the Company completed a $125 million, three-year U.S.-based revolving credit agreement replacing its previous U.S. bank credit facility. Borrowings under the credit agreement are limited to a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment. The credit agreement limits additional indebtedness, prohibits the payment of common stock dividends, and contains other covenants customary in lending transactions of this type. The Company also increased its U.K. credit agreement from (pound)18 million ($29 million) to (pound)30 million ($48 million) with its existing U.K. lender in 2000. The Company believes that its U.S. and U.K. credit facilities will provide it with the liquidity necessary for current market and operating conditions.

         Net repayments of $70 million in 2000 reflect reductions of outstanding borrowings principally in the U.S. resulting from collection of receivables, reduction in inventories, tax refunds, the sale of the Company's casting joint venture and deferral of dividend payments on the Company's Convertible Preferred Securities. Net borrowings of $13 million in 1999 and $97 million in 1998 were primarily to fund capital expenditures and the 1998 Loterios acquisition.

         In November 1999, the Company's Board of Directors voted to suspend the regular quarterly dividend on its common stock in view of, among other things, the continuing weakness in overall market demand for titanium metal products. The Company's U.S. credit agreement, entered into in early 2000, after such suspension, prohibits the payment of dividends on the Company's common stock and the repurchase of common shares.

         The Company's Convertible Preferred Securities do not require principal amortization, and TIMET has the right to defer dividend payments for one or more periods of up to 20 consecutive quarters for each period. In April 2000, the Company exercised its right to defer future dividend payments on these securities for a period of 10 quarters (subject to possible further extension for up to an additional 10 quarters), although interest will continue to accrue at the coupon rate on the principal and unpaid dividends. The Company may consider resuming payment of dividends on the Convertible Preferred Securities or purchase the securities if the outlook for TIMET's results from operations improves substantially or a favorable result in the Boeing-related litigation is achieved, or both. As of December 31, 2000, accrued dividends on the Company's Convertible Securities are reflected as noncurrent liabilities in the consolidated balance sheet.

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

         Interest Rates. The Company is exposed to market risk from changes in interest rates related to indebtedness. At December 31, 2000 substantially all of the Company's indebtedness was denominated in U.S. dollars or the British pound sterling and bore interest at variable rates, primarily related to spreads over LIBOR, as summarized below.

                                                     Contractual maturity date (1)
                                  ---------------------------------------------------------------------     Interest
                                     2001          2002           2003          2004           2005         rate (2)
                                  -----------    ----------    -----------    ----------    -----------    ------------
                                                             (In millions)
Variable rate debt:
   U. S. dollars                   $  22.1        $    -        $  5.4         $   -         $   -            8.70%
   British pounds                      1.5           1.5           1.5           1.5           8.9            7.85%
   Italian lira                        1.8            .2             -             -             -            5.60%
   French francs                        .5             -             -             -             -            6.60%

(1)      Non-U. S. dollar denominated amounts are translated at year-end rates of exchange.
(2)      Weighted average.

         At December 31, 1999, substantially all of the Company's outstanding indebtedness consisted of U.S. dollar-denominated variable rate debt.

         Foreign Currency Exchange Rates. The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of its international operations. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations -Results of Operations - European Operations," which information is incorporated herein by reference.

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

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference to TIMET's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report (the "TIMET Proxy Statement").

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

  (b)         Reports on Form 8-K

      Reports on Form 8-K for the quarter ended December 31, 2000 and the months of January and February 2001:


                            Date of Report                              Items Reported
                 -------------------------------------         ----------------------------------

                 October 2, 2000                         -                  5 and 7
                 October 19, 2000                        -                  5 and 7
                 January 11, 2001                        -                  5 and 7
                 January 12, 2001                        -                  5 and 7
                 January 29, 2001                        -                  5 and 7


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

4.3 Indenture for the 6 5/8% Convertible Junior Subordinated Debentures, dated as of November 20, 1996, among Titanium Metals Corporation and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.4                Form of 6 5/8% Convertible Preferred Securities (included in
                   Exhibit 4.2 above), incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.5 Form of 6 5/8% Convertible Junior Subordinated Debentures (included in Exhibit 4.3 above), incorporated by reference to Exhibit 4.6 to the Registrant's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.6                Form  of  6 5/8%  Trust  Common  Securities  (included  in
                   Exhibit 4.2 above), incorporated by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.7 Convertible Preferred Securities Guarantee, dated as of November 20, 1996, between Titanium Metals Corporation, as Guarantor, and The Chase Manhattan Bank, as Guarantee Trustee, incorporated by Reference to Exhibit 4.7 to the Registrant's Current Report on Form 8-K filed with the Commission on December 5, 1996.

9.1 Shareholders' Agreement, dated February 15, 1996, among Titanium Metals Corporation, Tremont Corporation, IMI plc, IMI Kynoch Ltd., and IMI Americas, Inc., incorporated by reference to Exhibit 2.2 to Tremont Corporation's Current Report on Form 8-K (No. 1-10126) filed with the Commission on March 1, 1996.

9.2                Amendment  to  the  Shareholders'  Agreement,   dated
                   March 29, 1996, among Titanium Metals Corporation, Tremont Corporation, IMI plc, IMI Kynoch Ltd., and
                   IMI  Americas,  Inc., incorporated  by reference to Exhibit
                   10.30 to Tremont Corporation's Annual Report on Form 10-K (No. 1-10126) for the year ended December 31, 1995.

10.1 Lease Agreement, dated January 1, 1996, between Holford Estates Ltd. and IMI Titanium Ltd. related to the building known as Titanium Number 2 Plant at Witton, England, incorporated by reference to Exhibit 10.23 to Tremont Corporation's Annual Report on Form 10-K (No. 1-10126) for the year ended December 31, 1995.

10.2 Purchase Agreement, dated November 20, 1996, between Titanium Metals Corporation, TIMET Capital Trust I, Salomon Brothers Inc, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, as Initial Purchasers, incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 5, 1996.

10.3 Registration Agreement, dated November 20, 1996, between TIMET Capital Trust I and Salomon Brothers Inc, as Representative of the Initial Purchasers, incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed with the Commission on December 5, 1996.

10.4 Loan and Security Agreement by and among Congress Financial Corporation (Southwest) as Lender and Titanium Metals Corporation and Titanium Hearth Technologies, Inc. as borrowers, dated February 25, 2000, incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on
                   Form 10-K for the year ended December 31, 1999.

10.5 Investment Agreement dated July 9, 1998, between Titanium Metals Corporation, TIMET Finance Management Company and Special Metals Corporation, incorporated by reference to
                   Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 9, 1998.

10.6 Amendment to Investment Agreement, dated October 28, 1998, among Titanium Metals Corporation, TIMET Finance Management Company and Special Metals Corporation, incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.7 Registration Rights Agreement, dated October 28, 1998, between TIMET Finance Management Company and Special Metals Corporation, incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.8 Certificate of Designations for the Special Metals Corporation Series A Preferred Stock, filed on October 28, 1998, with the Secretary of State of Delaware, incorporated by reference to Exhibit 4.5 of a Current Report on Form 8-K dated October 28, 1998, filed by Special Metals Corporation (No. 000-22029).

10.9 Intercorporate Services Agreement between Titanium Metals Corporation and Tremont Corporation, effective as of January 1, 2000, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.10 Intercorporate Services Agreement between Titanium Metals Corporation and NL Industries, Inc. effective as of January 1, 2000, incorporated by reference to Exhibit 10.4 to a Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed by NL Industries, Inc. (No. 1-640).

10.11* 1996 Long Term Performance Incentive Plan of Titanium Metals Corporation, incorporated by reference to Exhibit
                   10.19 to Titanium Metals Corporation's Amendment No. 1 to Registration Statement on Form S-1 (No.333-18829).

10.12*             Titanium  Metals   Corporation   Amended  and  Restated  1996
                   Non-Employee Director Compensation Plan, as amended and restated effective February 28, 2001.

10.13* Senior Executive Cash Incentive Plan, incorporated by reference to Appendix B to Titanium Metals Corporation's proxy statement included as part of a statement on Schedule 14A dated April 17, 1997.

10.14* Executive Severance Policy, as amended and restated effective May 17, 2000, incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.15* Severance Agreement between Titanium Metals Corporation and Andrew R. Dixey dated February 25, 2000, incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

10.16* Executive Agreement dated as of September 27, 1996, between Titanium Hearth Technologies, Inc. and Charles H. Entrekin, Jr., incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

10.17* Titanium Metals Corporation Executive Stock Ownership Loan Plan, as amended and restated effective February 28, 2001.

10.18* Form of Loan and Pledge Agreement by and between Titanium Metals Corporation and individual TIMET executives under the Corporation's Executive Stock Ownership Loan Program.

21.1               Subsidiaries of the Registrant

23.1               Consent of PricewaterhouseCoopers LLP

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



                                                TITANIUM METALS CORPORATION
                                                 (Registrant)



                                                By   /s/ J. Landis Martin
                                                J. Landis Martin, March 20, 2001
                                               (Chairman of the Board, President
                                                and Chief Executive Officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ J. Landis Martin                            /s/ Steven L. Watson
J. Landis Martin, March 20, 2001                Steven L. Watson, March 20, 2001
(Chairman of the Board, President              (Director)
and Chief Executive Officer)



/s/ Edward C. Hutcheson, Jr.                  /s/ Thomas P. Stafford
Edward C. Hutcheson, Jr., March 20, 2001      Thomas P. Stafford, March 20, 2001
(Director)                                    (Director)


/s/ Glenn R. Simmons                           /s/ Mark A. Wallace
Glenn R. Simmons, March 20, 2001               Mark A. Wallace, March 20, 2001
(Director)                                    (Executive Vice President and
                                                Chief Financial Officer)


/s/ JoAnne A. Nadalin
JoAnne A. Nadalin, March 20, 2001
Vice President and Corporate Controller
(Principal Accounting Officer)

                           TITANIUM METALS CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                            ITEMS 8, 14(a) and 14(d)

                   INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

                                                                          Page
Financial Statements

  Report of Independent Accountants                                        F-1

  Consolidated Balance Sheets - December 31, 1999 and 2000              F-2/F-3

  Consolidated Statements of Operations - Years ended
     December 31, 1998, 1999 and 2000                                      F-4

  Consolidated Statements of Comprehensive Income - Years ended
     December 31, 1998, 1999 and 2000                                      F-5

  Consolidated Statements of Cash Flows - Years ended
     December 31, 1998, 1999 and 2000                                    F-6/F-7

  Consolidated Statements of Stockholders' Equity - Years ended
     December 31, 1998, 1999 and 2000                                     F-8

  Notes to Consolidated Financial Statements                            F-9/F-35


Financial Statement Schedules

  Report of Independent Accountants                                        S-1

  Schedule II - Valuation and qualifying accounts                          S-2






                                       F

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Titanium Metals Corporation:

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Titanium Metals Corporation and Subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP


Denver, Colorado
January 29, 2001

                           TITANIUM METALS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 2000
                      (In thousands, except per share data)

ASSETS                                                                1999               2000
                                                                 --------------    ---------------

Current assets:
   Cash and cash equivalents                                         $20,671            $ 9,796
   Accounts and other receivables, less
     allowance of $3,330 and $2,927                                  106,204             75,913
   Receivable from related parties                                     4,071              5,029
   Refundable income taxes                                            10,651                637
   Inventories                                                       191,535            148,384
   Prepaid expenses and other                                          7,177              8,049
   Deferred income taxes                                               2,250                397
                                                                 --------------    ---------------
          Total current assets                                       342,559            248,205
                                                                 --------------    ---------------

Other assets:
   Investment in joint ventures                                       26,938             18,136
   Preferred securities                                               80,000             80,000
   Accrued dividends on preferred securities                           6,530              8,136
   Goodwill                                                           54,789             49,305
   Other intangible assets                                            16,326             13,258
   Deferred income taxes                                               9,600             27,820
   Other                                                              12,598             12,156
                                                                 --------------    ---------------
          Total other assets                                         206,781            208,811
                                                                 --------------    ---------------

Property and equipment:
   Land                                                                6,230              6,158
   Buildings                                                          38,177             37,593
   Information technology systems                                     55,877             54,426
   Manufacturing and other                                           317,792            305,856
   Construction in progress                                            8,121              8,811
                                                                 --------------    ---------------
                                                                     426,197            412,844
   Less accumulated depreciation                                      92,432            110,714
                                                                 --------------    ---------------
     Net property and equipment                                      333,765            302,130
                                                                 --------------    ---------------

                                                                    $883,105           $759,146
                                                                 ==============    ===============

          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

                           December 31, 1999 and 2000
                      (In thousands, except per share data)


LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY                                      1999               2000
                                                                                       --------------    ---------------
Current liabilities:
   Notes payable                                                                             $ 9,635           $ 24,112
   Current maturities of long-term debt and
     capital lease obligations                                                                85,679              2,011
   Accounts payable                                                                           48,679             50,456
   Accrued liabilities                                                                        42,879             36,180
   Payable to related parties                                                                  1,984              1,099
   Income taxes                                                                                  516                852
   Deferred income taxes                                                                       5,049              1,132
                                                                                       --------------    ---------------

          Total current liabilities                                                          194,421            115,842
                                                                                       --------------    ---------------

Noncurrent liabilities:
   Long-term debt                                                                             22,425             18,953
   Capital lease obligations                                                                   9,776              8,642
   Payable to related parties                                                                  1,332              1,332
   Accrued OPEB cost                                                                          19,961             18,219
   Accrued pension cost                                                                        5,634              5,361
   Accrued environmental cost                                                                      -              3,262
   Deferred income taxes                                                                      12,950              9,655
   Accrued dividends on Convertible Preferred Securities                                           -             11,154
   Other                                                                                           -                117
                                                                                       --------------    ---------------
                                                                                       --------------    ---------------
          Total noncurrent liabilities                                                        72,078             76,695
                                                                                       --------------    ---------------

Minority  interest  -   Company-obligated   mandatorily   redeemable   preferred
   securities of subsidiary trust holding solely
   subordinated debt securities ("Convertible Preferred Securities")                         201,250            201,250
Other minority interest                                                                        7,275              7,844

Stockholders' equity:
     Preferred stock $.01 par value; 1,000 shares authorized,
        none outstanding                                                                           -                  -
     Common stock, $.01 par value; 99,000 shares authorized,
        31,461 and 31,907 shares issued, respectively                                            315                319
     Additional paid-in capital                                                              347,984            350,078
     Retained earnings                                                                        64,827             25,925
     Accumulated other comprehensive income (loss)                                           (3,837)           (16,408)
     Treasury stock, at cost  (90 shares)                                                    (1,208)            (1,208)
     Deferred compensation                                                                         -            (1,191)
                                                                                       --------------    ---------------
                                                                                       --------------    ---------------
          Total stockholders' equity                                                         408,081            357,515
                                                                                       --------------    ---------------

                                                                                            $883,105           $759,146
                                                                                       ==============    ===============

Commitments and contingencies (Note 16)


          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1998, 1999 and 2000
                      (In thousands, except per share data)

                                                                                   1998              1999               2000
                                                                            ---------------   ---------------    ---------------

Revenues and other income:
     Net sales                                                                   $707,677          $480,029           $426,798
     Equity in earnings (losses) of joint ventures                                    351            (1,709)              (865)
     Other, net                                                                     6,859             4,952              8,377
                                                                            ---------------   ---------------    ---------------
                                                                                  714,887           483,272            434,310
                                                                            ---------------   ---------------    ---------------

Costs and expenses:
     Cost of sales                                                                542,285           454,506            422,917
     Selling, general, administrative and development                              59,837            48,577             44,017
     Special charges                                                               24,000             6,834              2,805
     Interest                                                                       2,916             7,093              7,704
                                                                            ---------------   ---------------    ---------------
                                                                                  629,038           517,010            477,443
                                                                            ---------------   ---------------    ---------------

     Income (loss) before income taxes, minority interest
      and extraordinary item                                                       85,849           (33,738)           (43,133)

Income tax expense (benefit)                                                       29,197           (12,021)           (15,097)
Minority interest - Convertible Preferred Securities, net of tax                    8,840             8,667              8,710
Other minority interest, net of tax                                                 2,060             1,006              1,283
                                                                            ---------------   ---------------    ---------------

     Income (loss) before extraordinary item                                       45,752           (31,390)           (38,029)

Extraordinary item, early extinguishment of debt, net of tax                            -                 -               (873)
                                                                            ---------------   ---------------    ---------------

     Net income (loss)                                                           $ 45,752         $ (31,390)          $(38,902)
                                                                            ===============   ===============    ===============


Basic and diluted earnings (loss) per share:
     Before extraordinary item                                                   $   1.46         $   (1.00)          $  (1.21)
     Extraordinary item                                                                 -                 -               (.03)
                                                                            ---------------   ---------------    ---------------

                                                                                 $   1.46         $   (1.00)          $  (1.24)
                                                                            ===============   ===============    ===============


Weighted average shares outstanding                                                31,435            31,371             31,373


          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 1998, 1999 and 2000
                                 (In thousands)


                                                                           1998               1999              2000
                                                                      ---------------    ---------------    --------------

Net income (loss)                                                          $  45,752         $  (31,390)       $ (38,902)

Other comprehensive income (loss):
   Currency translation adjustment                                             1,692             (5,637)         (10,883)
   Pension liabilities adjustment, net of tax of
     $2,300, $(260), and $909 in 1998, 1999 and
     2000, respectively                                                       (4,283)               483           (1,688)
                                                                      ---------------    ---------------    --------------

                                                                              (2,591)            (5,154)        (12,571)
                                                                      ---------------    ---------------    --------------

   Comprehensive income (loss)                                             $  43,161         $  (36,544)      $ (51,473)
                                                                      ===============    ===============    ==============

          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1998, 1999 and 2000
                                 (In thousands)

                                                                             1998              1999               2000
                                                                       --------------    ---------------    ---------------
Cash flows from operating activities:
   Net income (loss)                                                      $ 45,752          $(31,390)          $(38,902)
   Depreciation and amortization                                            32,514            42,693             41,942
   Noncash restructuring charge                                                  -                 -                245
   Noncash special charges                                                  15,425             3,936              6,729
   Gain on sale of castings joint venture                                        -                 -             (1,205)
   Extraordinary loss on early extinguishment of debt, net                       -                 -                873
   Earnings of joint ventures, net of dividends
    received                                                                   170             3,730              1,710
   Deferred income taxes                                                    13,172              (464)           (17,245)
   Other minority interest                                                   2,060             1,006              1,283
   Other, net                                                                 (433)            4,447                451
   Change in assets and liabilities, net of acquisitions:
      Receivables                                                           37,454            17,406             25,273
      Inventories                                                          (62,990)           23,598             37,026
      Prepaid expenses and other                                             2,539             3,137               (452)
      Accounts payable and accrued liabilities                              (7,723)          (24,151)            (1,837)
      Accrued restructuring charges                                          6,727            (5,042)              (974)
      Income taxes                                                         (12,213)          (16,220)            10,386
      Accounts with related parties, net                                     9,650             2,409             (1,791)
      Accrued OPEB and pension costs                                        (1,774)             (411)            (4,256)
      Accrued dividends on preferred securities                               (890)           (5,640)            (1,606)
      Accrued dividends on Convertible Preferred
        Securities                                                               -                 -             10,043
      Other, net                                                            (3,323)              499             (4,365)
                                                                       --------------    ---------------    ---------------

      Net cash provided by operating activities                             76,117            19,543             63,328
                                                                       --------------    ---------------    ---------------

Cash flows from investing activities:
   Capital expenditures                                                   (115,155)          (24,772)           (11,182)
   Business acquisitions and joint ventures                                (27,413)                -                  -
   Proceeds from sale of joint venture                                           -                 -              7,000
   Purchase of preferred securities                                        (80,000)                -                  -
   Disposition of fixed assets                                                   -             2,900                 38
   Other, net                                                                 (647)              209                (74)
                                                                       --------------    ---------------    ---------------
      Net cash used by investing activities                               (223,215)          (21,663)            (4,218)
                                                                       --------------    ---------------    ---------------

Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                            153,765           111,900            364,214
     Repayments                                                            (56,670)          (99,284)          (434,257)
   Dividends paid                                                           (3,772)           (3,764)                 -
   Treasury stock purchased                                                 (1,208)                -                  -
   Other, net                                                                  117              (289)              (635)
                                                                       --------------    ---------------    ---------------
     Net cash provided (used) by financing activities                       92,232             8,563            (70,678)
                                                                       --------------    ---------------    ---------------

                                                                          $(54,866)        $   6,443           $(11,568)
                                                                       ==============    ===============    ===============

          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

                  Years ended December 31, 1998, 1999 and 2000
                                 (In thousands)

                                                                         1998               1999              2000
                                                                     --------------    ---------------    --------------

Cash and cash equivalents:
   Net increase (decrease) from:
     Operating, investing and financing activities                       $(54,866)        $   6,443           $(11,568)
     Cash acquired                                                          1,187                 -                  -
     Currency translation                                                     186            (1,236)               693
                                                                     --------------    ---------------    --------------
                                                                          (53,493)            5,207            (10,875)
   Balance at beginning of year                                            68,957            15,464             20,671
                                                                     --------------    ---------------    --------------

   Balance at end of year                                                $ 15,464          $ 20,671          $   9,796
                                                                     ==============    ===============    ==============

Supplemental disclosures:
   Cash paid for:
     Interest, net of amounts capitalized                               $   2,215         $   6,669      $       7,642
     Convertible Preferred Securities dividends                            13,332            13,332              3,333
     Income taxes (refunds), net                                           23,737               148             (8,238)

   Business acquisitions and joint ventures:
     Cash acquired                                                      $   1,187        $        -      $           -
     Receivables                                                            6,574                 -                  -
     Inventories                                                           15,352                 -                  -
     Property, equipment and other                                         21,765                 -                  -
     Investments in joint ventures                                          8,460                 -                  -
     Goodwill and other intangibles                                         8,566                 -                  -
     Liabilities assumed                                                  (18,117)                -                  -
                                                                     --------------    ---------------    --------------
                                                                           43,787                 -                  -
     Less noncash consideration, principally
       property and equipment                                             (16,374)                -                  -
                                                                     --------------    ---------------    --------------

         Cash paid                                                       $ 27,413        $        -       $          -
                                                                     ==============    ===============    ==============


          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1998, 1999 and 2000
                                 (In thousands)

                                                                                Accumulated Other
                                                      Additional            Comprehensive Income (Loss)
                                                                            -------------------------
                                    Common   Common   Paid-in     Retained   Currency    Pension      Treasury   Deferred
                                    Shares   Stock    Capital     Earnings  Translation  Liabilities   Stock   Compensation  Total
                                    -------- -------- ----------- --------- ------------ -----------  -------- ----------- ---------

Balance at December 31, 1997         31,458  $   315   $ 346,723  $ 58,001   $   3,908    $       -    $    -   $     -    $408,947
   Comprehensive income                   -        -           -    45,752       1,692       (4,283)        -         -      43,161
   Dividends paid ($.12 per share)        -        -           -    (3,772)          -            -         -         -      (3,772)
   Treasury stock purchases             (90)       -           -         -           -            -    (1,208)        -      (1,208)
   Other, net                             1        -       1,249         -           -            -         -         -       1,249
                                    -------- -------- ----------- --------- ------------  ----------- --------  ---------- ---------

Balance at December 31, 1998         31,369      315     347,972    99,981       5,600       (4,283)   (1,208)        -     448,377
   Comprehensive income (loss)            -        -           -   (31,390)     (5,637)         483         -         -     (36,544)
   Dividends paid ($.12 per share)        -        -           -    (3,764)          -            -         -         -      (3,764)
   Other, net                             2        -          12         -           -            -         -         -          12
                                    -------- -------- ----------- --------- ------------  ----------- --------  ---------- ---------

Balance at December 31, 1999         31,371      315     347,984    64,827         (37)      (3,800)   (1,208)        -     408,081
   Comprehensive income (loss)            -        -           -   (38,902)    (10,883)      (1,688)        -         -     (51,473)
   Long-term incentive plan
       stock awards                     444        4       1,936         -           -            -         -    (1,940)          -
   Amortization of deferred
      compensation                        -        -           -         -           -            -         -       749         749
   Other                                  2        -         158         -           -            -         -         -         158
                                    -------- -------- ----------- --------- ------------  ----------- -------- ----------- ---------

Balance at December 31, 2000         31,817    $ 319   $ 350,078  $ 25,925   $  (10,920)   $ (5,488)  $(1,208) $ (1,191)   $357,515
                                    ======== ======== =========== ========= ============  =========== ======== =========== =========

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

         Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, inventory allowances, self-insurance accruals, restructuring accruals and environmental accruals. Actual results may, in some instances, differ from previously estimated amounts. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

         Translation of foreign currencies. Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in the currency translation adjustments component of other comprehensive income (loss). Currency transaction gains and losses are recognized in income currently and were a net gain of $.4 million in 1998, and net losses of $1.2 million in 1999 and $1.1 million in 2000.

         Revenue recognition. Revenue generally is recognized when products have been shipped and title and the risks and rewards of ownership passes to the customer. The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition" in December 1999. SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements, and the Company was required to comply with SAB 101 in 2000. The impact of complying with SAB 101 was not material.

         Inventories and cost of sales. Inventories are stated at the lower of cost or market. Approximately one-half of inventories are costed using the last-in, first-out ("LIFO") method with the remainder primarily stated using an average cost method.

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

         Intangible assets and amortization. Goodwill, representing the excess of cost over the fair value of individual net assets acquired in business combinations accounted for by the purchase method, is amortized using the straight-line method over 15 years and is stated net of accumulated amortization of $15.2 million and $19.7 million at December 31, 1999 and 2000, respectively. Patents and other intangible assets, except intangible pension assets, are amortized using the straight-line method over the periods expected to be benefited, generally nine years.

         Property,  equipment,  depreciation  and  amortization.   Property  and
equipment are stated at cost. Maintenance, repairs and minor renewals are expensed; major improvements are capitalized. Interest costs related to major, long-term capital projects are capitalized as a component of construction costs and were $2.6 million in 1998, $1.3 million in 1999 and $1.0 million in 2000. In accordance with SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalized certain computer software costs in 1998 and 1999 associated with its implementation of certain information technology systems.

         Depreciation is computed principally on the straight-line method over the estimated useful lives of 15 to 40 years for buildings and three to 25 years for machinery and equipment. Capitalized software costs are amortized over the software's estimated useful life, generally three to five years.

         Long-lived assets. When events or changes in circumstances indicate that the carrying amount of long-lived assets, including goodwill or other intangible assets, may not be recoverable, an evaluation is performed to determine if an impairment exists. The Company compares the carrying amount of the assets to the undiscounted expected future cash flows. If this comparison indicates that an impairment exists, the amount of the impairment would typically be calculated using discounted expected future cash flows. All relevant factors are considered in determining whether impairment exists.

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

     Research and development. Research and development expense was $3.4 million in 1998, $2.5 million in 1999 and $2.6 million in 2000.

         Advertising costs. Advertising costs, which are not significant, are expensed as incurred.

         Self Insurance. The Company is self insured for certain losses relating to workers compensation claims, employee medical benefits, environmental, product and other liabilities. The Company maintains certain stop loss and other insurance to reduce its exposure and provides accruals for estimates of known liabilities and incurred but not reported claims. See Note 16.

         Income taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in subsidiaries not included in TIMET's consolidated U.S. tax group. The company periodically reviews its deferred tax assets to determine if future realization is more likely than not and a change in the valuation allowance is recorded in the period it is determined to be necessary. See Note 13.

         Fair value of financial instruments. Carrying amounts of certain of the Company's financial instruments including, among others, cash and cash equivalents, accounts receivable, accrued compensation, and other accrued liabilities approximate fair value because of their short maturities. The
Company's bank debt reprices with changes in market interest rates and, accordingly, the carrying amount of such debt is believed to approximate market value.

         The Company's preferred securities are not marketable and, accordingly, quoted market prices are unavailable. The Company believes the carrying amount of these securities to be recoverable and, therefore, the preferred securities are recorded in the consolidated financial statements at cost. The Company has estimated the fair value of its preferred securities, using discounted cash flow, to approximate $80 million. The Company periodically reviews the recoverability of its investment in the securities. In the event that TIMET determines in the future that its investment in the securities is not recoverable, then the Company would report an appropriate write down at that time.

         Earnings per share. Basic earnings per share is based on the weighted average number of unrestricted common shares outstanding during each period. Diluted earnings per share reflects the dilutive effect of common stock options, restricted stock and the assumed conversion of the Convertible Preferred Securities, if applicable. See Note 18.

         New accounting principles not yet adopted. The Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective January 1, 2001. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative, and such changes will be recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, as amended, the Company will exempt from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999. The Company was not a party to any significant derivative or hedging instrument covered by SFAS No. 133 at December 31, 2000. The adoption of SFAS No. 133 will not have a material effect on the Company's consolidated financial position, liquidity or results of operations.

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

         In 1998, the "Other" segment consisted primarily of the Company's titanium castings operations, which were combined in a joint venture during 1998 and subsequently sold in January 2000 (see Note 4). In 1999, the "Other" segment consisted of the Company's nonintegrated joint ventures, which investments have been either sold or charged off due to an asset impairment.

         Sales, operating income (loss), inventory and receivables are the key management measures used to evaluate segment performance. Segment operating income is defined as income before income taxes, minority interest and interest expense, exclusive of certain general corporate income and expense items (including dividends and interest income). Operating income (loss) of the "Titanium melted and mill products" segment includes restructuring charges of $19.5 million, $4.7 million and $2.8 million in 1998, 1999 and 2000, respectively. In 2000, the operating loss of this segment included special and restructuring items of $9.5 million, consisting of $2.8 million of restructuring charges, referred to above, $3.4 million of equipment-related impairment charges and $3.3 million of environmental remediation charges. Operating loss of this segment in 2000 also includes a special income item of $2.0 million related to the fourth quarter termination of the Company's 1990 agreement to sell titanium sponge to Union Titanium Sponge Corporation ("UTSC"). See Note 15. Operating income of the "Other" segment includes restructuring charges of $4.5 million in 1998. In 1999, operating income of this segment includes $2.3 million of special charges associated with the write downs of the Company's investment in certain start up joint ventures and a $.2 million credit for the reduction of a prior year restructuring charge. Restructuring and other special charges are more fully described in Note 6.


                                                                             Years Ended December 31,
                                                                 ----------------------------------------------------
                                                                    1998               1999               2000
                                                                 --------------  ---------------     ----------------
                                                                                  (In thousands)
Operating Segments:
   Net sales:
     Titanium melted and mill products                               $688,008          $480,029          $426,798
     Other                                                             22,605                 -                 -
     Eliminations                                                      (2,936)                -                 -
                                                               ----------------  ----------------    ----------------
                                                                     $707,677          $480,029          $426,798
                                                               ================   ===============    ================

   Titanium melted and mill products:
     Mill product net sales                                          $521,700          $376,200          $326,319
     Melted product net sales                                          66,785            35,500            47,366
     Other                                                             99,523            68,329            53,113
                                                               ----------------   ---------------    ----------------
                                                                     $688,008          $480,029          $426,798
                                                               ================   ===============    ================

   Mill product shipments:
     Volume (metric tons)                                              14,800            11,400            11,370
     Average price ($ per Kilogram)                                  $  35.25          $  33.00          $  28.70

   Melted product shipments:
     Volume (metric tons)                                               3,610             2,500             3,470
     Average price ($ per Kilogram)                                  $  18.50          $  14.20          $  13.65

   Operating income (loss):
     Titanium melted and mill products                               $ 87,341          $(27,746)         $(41,715)
     Other                                                             (4,636)           (3,687)               65
                                                                --------------- -----------------    ----------------
                                                                       82,705           (31,433)          (41,650)
   Dividends and interest income                                        6,303             6,034             6,154
   General corporate income (expense), net                               (243)           (1,246)               67
   Interest expense                                                    (2,916)           (7,093)           (7,704)
                                                                --------------- -----------------    -----------------
   Income (loss) before income taxes, minority
     Interest and extraordinary item                                 $ 85,849          $(33,738)         $(43,133)
                                                                ================   ===============    ================
   Depreciation and amortization:
     Titanium melted and mill products                               $ 31,602           $ 42,693         $ 41,942
     Other                                                                912                  -                -
                                                               ----------------    --------------    ----------------
                                                                     $ 32,514           $ 42,693         $ 41,942
                                                               ================    ==============    ================
   Capital expenditures:
     Titanium melted and mill products                               $115,103           $ 24,771         $ 11,182
     Other                                                                 52                  1                -
                                                               ----------------    --------------    ----------------
                                                                     $115,155           $ 24,772         $ 11,182
                                                               ================    ==============    ================

                                                                             Years Ended December 31,
                                                                    1998               1999               2000
                                                               ----------------    --------------    ----------------
                                                                                  (In thousands)
Inventories:
     Titanium melted and mill products                              $225,803            $191,599          $148,384
     Other                                                               141                   -                 -
     Eliminations                                                        (64)                (64)                -
                                                               ----------------    --------------    ----------------
                                                                    $225,880            $191,535          $148,384
                                                               ================    ==============    ================
   Accounts receivable:
     Titanium melted and mill products                              $124,542            $105,654          $ 75,913
     Other                                                             1,556                 550                 -
                                                               ----------------    --------------    ----------------
                                                                    $126,098            $106,204          $ 75,913
                                                               ================    ==============    ================

   Investment in joint ventures:
     Titanium melted and mill products                             $ 22,044             $ 21,143          $ 18,136
     Other                                                           10,589                5,795                 -
                                                               ----------------    --------------    ----------------
                                                                   $ 32,633             $ 26,938          $ 18,136
                                                               ================    ==============    ================

   Equity in earnings (losses) of joint ventures:
     Titanium melted and mill products                             $  1,869             $   549           $   (865)
     Other                                                           (1,518)             (2,258)                 -
                                                               ----------------    --------------    ----------------
                                                                   $    351             $(1,709)          $   (865)
                                                               ================    ==============    ================

Geographic segments:
   Net sales - point of origin:
     United States                                                  $465,519           $365,652            $345,370
     United Kingdom                                                  217,709            160,765             139,599
     Other Europe                                                    109,347             89,433              74,432
     Eliminations                                                    (84,898)          (135,821)           (132,603)
                                                               ----------------   ---------------    ----------------
                                                                    $707,677           $480,029            $426,798
                                                               ================   ===============    ================
   Net sales - point of destination:
     United States                                                  $354,001           $239,797            $234,350
     Europe                                                          290,988            203,858             163,661
     Other                                                            62,688             36,374              28,787
                                                               ----------------   ---------------    ----------------
                                                                    $707,677           $480,029            $426,798
                                                               ================   ===============    ================
   Operating income (loss):
     United States                                                 $  45,760           $(31,636)           $(44,077)
     Europe                                                           36,945                203               2,427
                                                               ----------------   ---------------    ----------------
                                                                   $  82,705           $(31,433)          $ (41,650)
                                                               ================   ===============    ================

   Long-lived assets - property and equipment, net:
     United States                                                  $264,856           $246,744            $227,994
     United Kingdom                                                   78,731             81,607              69,212
     Other Europe                                                      7,636              5,414               4,924
                                                                ----------------   ---------------   ----------------
                                                                    $351,223           $333,765            $302,130
                                                                ================   ===============   ================


Export sales from U.S. based operations approximated $81 million in 1998, $65 million in 1999 and $50 million in 2000.

         Geographic segment operating income of the U.S. includes special and restructuring charges in 1998, 1999 and 2000 of $14.5 million, $3.2 million and $2.1 million, respectively. Operating income of the Europe segment in 1998, 1999 and 2000 includes special charges of $9.5 million, $3.6 million and $.7 million, respectively.

Note 3 - Business combinations:

         In April 1998, the Company acquired Loterios S.p.A., a producer and distributor, based in Italy, of titanium pipe and fittings, primarily to the offshore oil and gas drilling and production markets. The cost of the Loterios acquisition, accounted for by the purchase method, was approximately $19 million in cash. No additional consideration is payable in connection with the acquisition. The results of Loterios' operations have been reflected in the consolidated financial statements from the date of acquisition. Net sales in 1998 subsequent to the acquisition approximated $23 million.

Note 4 - Joint ventures:

                                                                                           December 31,
                                                                                  --------------------------------
                                                                                      1999              2000
                                                                                  --------------    --------------
                                                                                          (In thousands)
Joint ventures:
   ValTimet                                                                           $20,863           $17,719
   Wyman-Gordon Titanium Castings                                                       5,795                 -
   Other                                                                                  280               417
                                                                                  --------------    --------------
                                                                                      $26,938           $18,136
                                                                                  ==============    ==============

         ValTimet, is a manufacturer of stainless steel, copper, nickel and welded titanium tubing with operations in the United States, France and China. At December 31, 2000, ValTimet was owned 46% by TIMET and 54% by Valinox Welded, a French manufacturer of welded tubing. During the years ended December 31, 1998, 1999 and 2000, ValTimet reported sales of approximately $119 million, $71 million and $67 million, respectively, and net income of $4.1 million, net income of $.5 million and a net loss of $2.0 million, respectively. At year end 1999 and 2000, ValTimet reported total assets of $57.8 million and $52.4 million and equity of $29.9 million and $25.5 million, respectively. At December 31, 2000 the unamortized net difference between the Company's carrying amount of its investment in ValTimet and its proportionate share of ValTimet's net assets was approximately $6 million. The net difference is principally attributable to goodwill and is being amortized over 15 years.

         In 1998, the Company completed a series of strategic transactions with Wyman-Gordon Company. The principal components were: (i) the Company exchanged certain of its titanium castings assets and $5 million in cash for Wyman-Gordon's Millbury, Massachusetts vacuum arc remelting facility, which produced titanium ingot; (ii) Wyman-Gordon and the Company combined their respective titanium castings businesses into a new joint venture, Wyman-Gordon Titanium Castings LLC, 80% owned by Wyman-Gordon and 20% by the Company; and
(iii) the Company and Wyman-Gordon entered into a contract pursuant to which the Company expects to be the principal supplier of titanium material to Wyman-Gordon through 2007. The Company accounted for the castings business/melting facility transaction at fair value, which approximated the $18 million net carrying value of the assets exchanged, and, accordingly, recognized no gain on the transaction. The Company accounted for its interest in the castings joint venture by the equity method. Early in 2000, the Company sold its interest in the castings joint venture to Wyman-Gordon for approximately $7 million and recorded a pretax gain of approximately $1.2 million.

         TIMET's strategy for developing new markets and uses for titanium has included providing funds to third parties to potentially prove out new uses of titanium. Other joint ventures consist principally of such investments. During the fourth quarter 1999, the Company recorded a $2.3 million charge to earnings for the write-down associated with an impairment of the Company's investment in certain start-up joint ventures.

Note 5 - Preferred securities:

       In October 1998, the Company purchased for cash $80 million of non-voting preferred securities of Special Metals Corporation ("SMC"), a U.S. manufacturer of wrought nickel-based superalloys and special alloy long products. The investment was made in conjunction with, and concurrent with, the acquisition by SMC of the Inco Alloys International unit of Inco, Ltd. The preferred securities accrue dividends at the annual rate of 6.625%, are mandatorily redeemable in April 2006 and are convertible into SMC common stock at $16.50 per share. Dividends on the preferred securities had previously been deferred by SMC due to limitations imposed by SMC's bank credit agreements. Aggregate accrued dividends were $6.5 million and $8.1 million at December 31, 1999 and 2000, respectively. During 2000, SMC resumed the payment of dividends and the Company received three quarterly dividends aggregating $4.0 million. In January 2001, the Company received an additional dividend payment of $1.3 million; however, there can be no assurances that TIMET will continue to receive regular quarterly dividends during the remainder of 2001.

         The SMC preferred securities are not marketable and, accordingly, quoted market prices are unavailable. The Company believes the carrying amount of these securities to be recoverable and, therefore, the preferred securities are recorded in the consolidated financial statements at cost. The Company has estimated the fair value of its preferred securities, using discounted cash flow, to approximate $80 million. The Company periodically reviews the recoverability of its investment in the securities. In the event that TIMET determines in the future that its investment in SMC is not recoverable, then the Company would report an appropriate writedown at that time.

Note 6 - Restructuring and other special charges:

         During the 1998 to 2000 period, the Company implemented plans designed to address then current market and operating conditions, which resulted in recognizing $24 million, $4.5 million and $2.8 million of restructuring charges in 1998, 1999 and 2000, respectively. The 1998 and 1999 plans included the permanent closure or disposition of four plants, permanent or temporary closure of three other plants and termination of an aggregate of 700 people, or approximately 23% of TIMET's worldwide workforce prior to such restructuring. During 2000, the Company terminated approximately 170 people, primarily in its manufacturing operations, as part of its restructuring plans. In 2000, the Company recorded $2.8 million of net restructuring charges, principally related to personnel severance and benefits for terminated employees. The components of the 1998, 1999 and 2000 restructuring charges are summarized below.

                                               1998                      1999                        2000
                                      ---------------------   -----------------------    ------------------------
                                             Segment                 Segment                      Segment
                                      ---------------------   -----------------------    ------------------------
                                      Titanium                 Titanium                   Titanium
                                       Melted                   Melted                     Melted
                                      and Mill                 and Mill                   and Mill
                                      Products      Other      Products      Other        Products       Other
                                      ----------    -------   -----------   --------    ------------    ---------
                                                                    (In millions)

Property and equipment                  $  7.1     $  2.6      $   .3         $  -           $ .3        $   -

Disposition of German subsidiary             -          -         2.0            -             .1            -
Pension and OPEB costs, net                5.7          -         (.1)           -              -            -
Personnel severance and benefits           5.3         .5         2.5            -            2.6            -
Other exit costs, principally
  related to leased facilities             1.4        1.4           -          (.2)           (.2)           -
                                      ----------    -------   -----------   --------    ------------    ---------

                                        $ 19.5     $  4.5       $ 4.7         $(.2)         $ 2.8        $   -
                                      ==========    =======   ===========   ========    ============    =========

         Substantially all of the property and equipment charges relate to items sold, scrapped or abandoned. Depreciation of equipment temporarily idled but not impaired was not suspended. The disposition of the German subsidiary was completed in the second quarter of 2000. The pension and OPEB costs relate to actuarial valuations of accelerated defined benefits of employees terminated and curtailment of pension and OPEB liabilities.

         At December 31, 2000, accrued restructuring costs consist primarily of unpaid personnel severance and benefits. During 2000, payments of $.2 million, $.7 million and $2.6 million were applied against the accrued costs related to the 1998, 1999 and 2000 plans, respectively. The majority of the accrued costs at December 31, 2000, are expected to be paid by mid-2001.

         Additionally, in 1999, the Company recorded a $2.3 million special charge to earnings associated with the write-downs of the Company's investment in certain start-up joint ventures. During 2000, the Company recorded net special charges of $3.5 million, consisting of $3.4 million of equipment related impairment charges; $3.3 million of environmental remediation charges; a special income item of $2.0 million related to the termination of the Company's 1990 agreement to sell titanium sponge to Union Titanium Sponge Corporation; and the $1.2 million gain on the sale of the Company's castings joint venture.

Note 7 - Inventories:

                                                                             December 31,
                                                                   ---------------------------------
                                                                       1999               2000
                                                                   --------------    ---------------
                                                                            (In thousands)

Raw materials                                                         $  45,004          $  31,127
Work-in-process                                                          69,809             74,631
Finished products                                                        83,893             53,685
Supplies                                                                 18,329             14,991
                                                                   --------------    ---------------
                                                                        217,035            174,434
Less adjustment of certain
 inventories to LIFO basis                                               25,500             26,050
                                                                   --------------    ---------------

                                                                       $191,535           $148,384
                                                                   ==============    ===============

Note 8 - Intangible and other noncurrent assets:

                                                                        December 31,
                                                              ---------------------------------
                                                                  1999               2000
                                                              --------------    ---------------
                                                                       (In thousands)
Intangible assets:
   Patents                                                       $  13,934          $  13,521
   Covenants not to compete                                          8,881              8,500
                                                              --------------    ---------------
                                                                    22,815             22,021
   Less accumulated amortization                                     9,679             12,452
                                                              --------------    ---------------
                                                                    13,136              9,569
   Intangible pension assets                                         3,190              3,689
                                                              --------------    ---------------

                                                                 $  16,326          $  13,258
                                                              ==============    ===============

Other noncurrent assets:
   Deferred financing costs                                      $   9,417          $   9,194
   Notes receivable from officers                                      489                544
   Prepaid pension cost                                                  -              1,359
   Other                                                             2,692              1,059
                                                              --------------    ---------------

                                                                 $  12,598          $  12,156
                                                              ==============    ===============

Note 9 - Accrued liabilities:

                                                                       December 31,
                                                              -------------------------------
                                                                  1999              2000
                                                              --------------    -------------
                                                                      (In thousands)

OPEB cost                                                         $ 3,269           $ 3,129
Pension cost                                                        1,287             1,251
Other employee benefits                                            14,375            15,120
Deferred income                                                     9,295             2,558
Environmental costs                                                 1,238               818
Restructuring costs                                                 1,490             1,012
Taxes, other than income                                            1,598             3,593
Accrued dividends on Convertible Preferred Securities               1,111                 -
Other                                                               9,216             8,699
                                                              --------------    -------------

                                                                  $42,879           $36,180
                                                              ==============    =============

         In 1999, the Company had customer orders for approximately $16 million of titanium ingot for which the customer had not yet determined the final mill product specifications. At the customer's request, the Company manufactured the ingots and stored the material at the Company's facilities. As agreed with the customer, the customer was billed for and took title to the ingots in 1999, however, the Company retained an obligation to convert the ingots into mill products in the future. Accordingly, the revenue and cost of sales on this product were not recognized in 1999. During 2000, approximately 72% of the ingots were converted and shipped, with the remaining material expected to be shipped in 2001. At December 31, 2000, pretax income of approximately $2.6 million from the remaining material stored at the Company's facilities has been deferred until the related sale is recorded.

Note 10 - Notes payable, long-term debt and capital lease obligations:

                                                                       December 31,
                                                              --------------------------------
                                                                  1999              2000
                                                              --------------    --------------
                                                                      (In thousands)
Notes payable:
   U.S. credit agreement                                           $     -           $19,893
   European credit agreements                                        9,635             4,219
                                                              --------------    --------------
                                                                   $ 9,635           $24,112
                                                              ==============    ==============

Long-term debt:
   Bank credit agreement - U.S.                                    $85,000           $     -
   Bank credit agreement - U.K.                                     21,867            20,263
   Other                                                               922               514
                                                              --------------    --------------
                                                                   107,789            20,777
   Less current maturities                                          85,364             1,824
                                                              --------------    --------------
                                                                   $22,425           $18,953
                                                              ==============    ==============


Capital lease obligations                                          $10,091           $ 8,829
   Less current maturities                                             315               187
                                                              --------------    --------------
                                                                   $ 9,776           $ 8,642
                                                              ==============    ==============

         Long-term bank credit agreements. In 2000, the Company completed a new $125 million, three-year U.S. revolving credit agreement replacing its previous U.S. bank credit facility. Borrowings under this facility are limited to a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment. This facility requires the Company's U.S. daily cash receipts to be used to reduce the outstanding borrowings. Interest generally accrues at rates that vary from LIBOR plus 2% to LIBOR plus 2.5%. Borrowings are collateralized by substantially all of the Company's U.S. assets. The credit agreement limits additional indebtedness, prohibits the payment of common stock dividends, and contains other covenants customary in lending transactions of this type. In addition, the credit agreement prohibits the payment of dividends on TIMET's Convertible Preferred Securities if "excess availability," as determined under the agreement, is less than $25 million. At December 31, 2000, the excess availability, as defined, was $83 million. Borrowings outstanding under this U.S. facility are classified as a current liability.

         During 2000, the Company's U.K. subsidiary increased its U.K. credit agreement from(pound)18 million ($29 million) to(pound)30 million ($48 million) with its existing U.K. lender. Borrowings under the U.K. facility accrue interest at rates that vary from LIBOR plus 1% to LIBOR plus 1.25% and borrowings are collateralized by accounts receivable, inventories, buildings and equipment of the U.K. subsidiary. This facility also contains covenants customary in lending transactions of this type.

      Borrowings under the above U.S. and U.K. credit agreements at closing were used to repay the $58 million in then-outstanding borrowings under the Company's prior U.S. credit agreement, which was terminated. In 2000, the deferred financing costs associated with the previous U.S. facility were written off and reflected as an extraordinary item of $.9 million after taxes, or $.03 per share.

     The weighted average interest rate on borrowings outstanding under the U.S. and U.K. credit agreements at December 31, 2000 was 9.1% and 7.4%, respectively. As of December 31, 2000, the Company had approximately $117 million of unused borrowing availability under its U.S. and European credit agreements.

         Capital lease obligations. Certain of the Company's U.K. production facilities are under thirty year leases expiring in 2026. The U.K. rentals are subject to adjustment every five years based on changes in certain published price indices. TIMET has guaranteed TIMET UK's obligations under its leases. The Company's French subsidiary leases certain machinery and equipment from Compagnie Europeenne du Zirconium-CEZUS, S.A. ("CEZUS") (the 30% minority shareholder) under a ten year agreement expiring in 2006. Assets held under capital leases included in buildings were $9.4 million and $8.7 million, and assets included in equipment were $1.3 million and $1.0 million at December 31, 1999 and 2000, respectively. The related aggregate accumulated depreciation was $1.7 million and $1.9 million at December 31, 1999 and 2000, respectively. Aggregate maturities of long-term debt and capital lease obligations:

                                                                Capital            Long-term
                                                                Leases               Debt
                                                            ----------------    ----------------
                                                                      (In thousands)
Years ending December 31,
     2001                                                      $     984              $  1,824
     2002                                                            978                 1,669
     2003                                                            978                 6,856
     2004                                                            978                 1,490
     2005                                                            978                 8,938
     2006 and thereafter                                          17,693                     -
     Less amounts representing interest                          (13,760)                    -
                                                            ----------------    ----------------

                                                                $  8,829               $20,777
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

         The Convertible Preferred Securities mature December 2026 and do not require principal amortization. The Convertible Preferred Securities are redeemable at the Company's option, currently at approximately 104% of the principal amount declining to 100% subsequent to December 2006. The Company's U.S. credit agreement prohibits the payment of dividends on these securities if "excess availability," as determined under the agreement, is less than $25 million. In April 2000, the Company exercised its right to defer future dividend payments on the Convertible Preferred Securities for a period of 10 quarters (subject to possible further extension for up to an additional 10 quarters), although interest will continue to accrue at the coupon rate on the principal and unpaid dividends. The Company may consider resuming payment of dividends on the Convertible Preferred Securities or purchase the securities if the outlook for TIMET's results from operations improves substantially or a favorable result in the Boeing-related litigation is achieved, or both. Since the Company exercised its right to defer dividend payments, it is unable to, among other things, pay dividends on or reacquire its capital stock during the deferral period. The fair value of the Convertible Preferred Securities based on limited market prices was approximately $57 million at December 31, 2000.

         Dividends on the Convertible Preferred Securities are reported in the Consolidated Statements of Operations as minority interest, net of allocable income tax benefit. Accrued dividends on the Convertible Preferred Securities are reflected as noncurrent liabilities in the consolidated balance sheet at December 31, 2000.

         Other. Other minority interest relates principally to TIMET Savoie, a 70% owned consolidated French subsidiary. The Company has the right to purchase from CEZUS, the holder of the remaining 30% interest, its interest in TIMET Savoie for 30% of TIMET Savoie's equity determined under French accounting principles ($26.4 million at December 31, 2000,), which amount is recorded as minority interest. CEZUS has the right to sell its interest in TIMET Savoie to the Company for 30% of TIMET Savoie's registered capital ($2.3 million at December 31, 2000).

Note 12 - Stockholders' equity:

         Preferred stock. The Company is authorized to issue one million shares of preferred stock. The rights of preferred stock as to, among other things, dividends, liquidation, redemption, conversions, and voting rights are determined by the Board of Directors.

      Common stock. The Company's U.S. credit agreement prohibits the payment of common stock dividends (see Note 10).

         Restricted stock and common stock options. The Company's 1996 Long-Term Performance Incentive Plan (the "Incentive Plan") provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights and other incentive compensation to officers and other key employees of the Company. Options generally vest over five years and expire ten years from date of grant.

      During 2000, the Company awarded 467,500 shares of TIMET restricted common stock, under the Incentive Plan, to certain officers and employees. The restrictions on the stock grants lapse ratably on an annual basis over a five-year period. Since holders of restricted stock have all of the rights of other common stockholders, subject to forfeiture unless certain periods of employment are completed, all such shares of restricted stock are considered to be currently issued and outstanding. During 2000, 24,000 shares of restricted stock were forfeited. The market value of the restricted stock awards was approximately $2 million on the date of grant ($4.375 per share), and this amount has been recorded as deferred compensation, a separate component of stockholders' equity. The Company amortizes deferred compensation to expense on a straight-line basis for each tranche of the award over the period during which the restrictions lapse. Compensation expense recognized by the Company related to restricted stock awards was nil in 1998 and 1999 and $.7 million in 2000.

         Additionally, a separate plan (the "Director Plan") provides for annual grants to eligible nonemployee directors of options to purchase 5,000 shares of the Company's common stock (1,500 prior to 1999) at a price equal to the market price on the date of grant and to receive, as partial payment of director fees, annual grants of 1,000 shares of common stock (500 shares prior to 2001). Options granted to eligible directors vest in one year and expire ten years from date of grant (five year expiration for grants prior to 1998).

         The weighted average remaining life of options outstanding at December 31, 2000 was 7.2 years (1999 - 7.9 years). At December 31, 1998, 1999 and 2000 options to purchase approximately 199,000, 431,000 and 662,000 shares, respectively, were exercisable at average exercise prices of $25.89, $25.85 and $25.75, respectively. Options to purchase 331,000 shares become exercisable in 2001. At December 31, 2000, approximately 1.1 million shares and 2,350 shares were available for future grant under the Incentive Plan and the Director Plan, respectively. In February 2001, the Director Plan was amended to authorize an additional 200,000 shares for future grants under such plan.

         The following table summarizes information about the Company's stock options.

                                                                        Amount
                                                                        payable                              Weighted
                                                     Exercise            upon             Weighted         average fair
                                                     price per         exercise           average            value at
                                      Shares           share          (thousands)      exercise price       grant date
                                    -----------    --------------    --------------    ---------------    ---------------

Outstanding at December 31, 1997      820,000        $23.00-$34.00     $22,370             $27.28

 Granted:
  At market                           320,900         26.13-29.31        9,392              29.27              $14.08
  Above market                        142,000         32.31-35.31        4,802              33.81               12.79
Canceled                              (65,200)        23.00-35.31       (1,878)             28.80
                                    -----------    --------------    --------------    ---------------

Outstanding at December 31, 1998    1,217,700         23.00-35.31       34,686              28.48

Granted:
  At market                           433,000           7.38-7.97        3,445               7.96              $ 3.98
  Above market                        206,000           8.97-9.97        1,951               9.47                3.59
Canceled                             (118,500)         7.97-35.31       (3,023)             25.51
                                    -----------    --------------    --------------    ---------------

Outstanding at December 31, 1999    1,738,200          7.38-35.31       37,059              21.32

Granted:
  At market                            25,000                3.94           98               3.94              $ 1.99
  Above market                        250,000          7.00-11.00        2,150               8.60                1.53
Canceled                             (361,700)         7.97-35.31       (7,285)             20.14
                                    -----------    --------------    --------------    ---------------

Outstanding at December 31, 2000    1,651,500        $3.94-$35.31      $32,022             $19.39
                                    ===========    ==============    ==============    ===============

         Weighted average fair values of options at grant date were estimated using the Black-Scholes model and assumptions listed below.

Assumptions at date of grant:                     1998               1999              2000
                                              --------------    ---------------    --------------
     Expected life (years)                          6                 6                  6
     Risk-free interest rate                      5.56%             5.14%              4.95%
     Volatility                                    40%               45%                45%
     Dividend yield                                0%                0%                 0%

         Had stock-based compensation cost been determined based on the estimated fair values of options granted and recognized as compensation expense over the vesting period of the grants in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced in 1998 by $3.5 million and $.11 per share, respectively, in 1999 by $3.1 million and $.10 per share, respectively, and in 2000 by $2.0 million and $.06 per share, respectively.

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

                                                                               Years Ended December 31,
                                                                   --------------------------------------------------
                                                                       1998              1999              2000
                                                                   --------------    --------------    --------------
                                                                                    (In thousands)
Pretax income (loss):
   U.S.                                                                $ 51,090         $ (30,485)        $ (42,830)
   Non-U.S.                                                              34,759            (3,253)             (303)
                                                                   --------------    --------------    --------------

                                                                       $ 85,849         $ (33,738)        $ (43,133)
                                                                   ==============    ==============    ==============

Expected income tax expense (benefit), at 35%                          $ 30,047         $ (11,809)        $ (15,097)
Non-U.S. tax rates                                                           41               893             1,121
U.S. state income taxes, net                                                472            (1,705)                8
Dividends received deduction                                               (218)           (1,382)           (1,367)
Export sales credit                                                        (979)                -                 -
Adjustment of deferred tax valuation allowance                                -             1,869                49
Other, net                                                                 (166)              113               189
                                                                   --------------    --------------    --------------

                                                                       $ 29,197         $ (12,021)        $ (15,097)
                                                                   ==============    ==============    ==============

Income tax expense (benefit):
   Current income taxes (benefit):
     U.S.                                                             $   4,617         $ (11,225)      $      (548)
     Non-U.S.                                                            11,408              (332)            2,696
                                                                   --------------    --------------    --------------
                                                                         16,025           (11,557)            2,148
                                                                   --------------    --------------    --------------

   Deferred income taxes (benefit):
     U.S.                                                                12,374            (1,850)          (15,612)
     Non-U.S.                                                               798             1,386            (1,633)
                                                                   --------------    --------------    --------------
                                                                         13,172              (464)          (17,245)
                                                                   --------------    --------------    --------------

                                                                       $ 29,197         $ (12,021)        $ (15,097)
                                                                   ==============    ==============    ==============

Comprehensive tax provision (benefit) allocable to:
   Pretax income (loss)                                                $ 29,197         $ (12,021)        $ (15,097)
   Minority interest - Convertible Preferred Securities                  (4,703)           (4,666)           (4,675)
   Extraordinary item                                                         -                 -              (470)
   Stockholders' equity, including amounts allocated
     to other comprehensive income                                       (3,520)              (55)             (798)
                                                                   --------------    --------------    --------------

                                                                       $ 20,974         $ (16,742)        $ (21,040)
                                                                   ==============    ==============    ==============

                                                                                 December 31,
                                                           ---------------------------------------------------------
                                                                     1999                           2000
                                                           --------------------------    ---------------------------
                                                            Assets       Liabilities      Assets       Liabilities
                                                           ----------    ------------    ----------    -------------
                                                                                (In millions)
Temporary differences relating to net assets:
   Inventories                                             $    .2        $  (5.5)       $    .4         $ (5.2)
   Property and equipment, including software                    -          (30.7)            -           (30.0)
   Accrued OPEB cost                                          11.3              -            9.7              -
   Accrued liabilities and other deductible differences       17.3              -           12.3              -
   Other taxable differences                                     -           (9.8)            -            (8.2)
Tax loss and credit carryforwards                             13.1              -           40.4              -
Valuation allowance                                           (1.9)             -           (1.9)             -
                                                           ----------    ------------    ----------    -------------
Gross deferred tax assets (liabilities)                       40.0          (46.0)          60.9          (43.4)
Netting                                                      (28.1)          28.1          (32.7)          32.7
                                                           ----------    ------------    ----------    -------------
Total deferred taxes                                          11.9          (17.9)          28.2          (10.7)
Less current deferred taxes                                    2.3           (5.0)            .4           (1.1)
                                                           ----------    ------------    ----------    -------------
Net noncurrent deferred taxes                               $  9.6         $(12.9)         $27.8         $ (9.6)
                                                           ==========    ============    ==========    =============

         The 1999 increase in the valuation allowance of $1.9 million offset deferred taxes related to certain capital losses and certain non-U.S. losses that did not meet the "more likely than not" recognition criteria. There were no material increases to the Company's valuation allowance during 2000.

         At December 31, 2000, the Company had, for U.S. federal income tax purposes, net operating loss carryforwards ("NOLs") of approximately $89.1 million, $6.8 million which expire in 2010, $19.9 million which expire in 2019 and $62.4 million which expire in 2020. At December 31, 2000, the Company had alternative minimum tax ("AMT") credit carryforwards of approximately $4.8 million, which can be utilized to offset regular income taxes payable in future years. The AMT credit carryforward has an indefinite carryforward period. At December 31, 2000, the Company had the equivalent of an $8.1 million NOL in the United Kingdom and a $2.2 million NOL in Germany, both of which have indefinite carryforward periods.

Note 14 - Employee benefit plans:

         Variable compensation plans. The majority of the Company's total worldwide employees, including a significant portion of its domestic hourly employees, participate in compensation programs which provide for variable compensation based upon the financial performance of the Company and, in certain circumstances, the individual performance of the employee. The cost of these plans was $6 million, $1 million and $.9 million in 1998, 1999 and 2000, respectively.

         Defined contribution plans. All of the Company's domestic hourly and salaried employees (60% of total worldwide employees at December 31, 2000) are eligible to participate in contributory savings plans with partial matching employer contributions. Company matching contributions are based on Company profitability for approximately 80% of eligible employees. Approximately 42% of the Company's total employees at December 31, 2000 also participate in a defined contribution pension plan with contributions based upon a fixed percentage of the employee's eligible earnings. The cost of these pension and savings plans approximated $3 million in 1998 and $2 million in each of 1999 and 2000.

         Defined benefit pension plans. The Company maintains contributory and noncontributory defined benefit pension plans covering the majority of its European employees and a minority of its domestic workforce. Defined pension benefits are generally based on years of service and compensation, and the related expense is based upon independent actuarial valuations. The Company's funding policy for U.S. plans is to contribute annually amounts satisfying the funding requirements of the Employee Retirement Income Security Act of 1974, as amended. Non-U.S. defined benefit pension plans are funded in accordance with applicable statutory requirements. The U.S. defined benefit pension plans were closed to new participants prior to 1996 and, in some cases, benefit levels have been frozen. The U.K. defined benefit plan was closed to new participants in 1996.

         The rates used in determining the actuarial present value of benefit obligations at December 31, 2000 were: (i) discount rates - 6% to 7.25% (1999 - 6% to 7.5%), and (ii) rates of increase in future compensation levels - 2% to 3% (1999 - 3%). The expected long-term rates of return on assets used were 6% to 9% (1999 - 7.5% to 9%). The benefit obligations are sensitive to changes in these estimated rates and actual results may differ from the obligations noted below. At December 31, 2000, the assets of the plans are primarily comprised of government obligations, corporate stocks and bonds. The funded status of the Company's defined benefit pension plans is set forth below.

                                                                                        Years Ended December 31,
                                                                                    ---------------------------------
                                                                                        1999               2000
                                                                                    --------------    ---------------
                                                                                             (In thousands)
Change in projected benefit obligations:
     Balance at beginning of year                                                     $ 152,292         $ 148,688
     Service cost                                                                         4,053             3,768
     Interest cost                                                                        8,939             9,182
     Plan amendments                                                                        977               917
     Curtailment gain                                                                      (103)              (38)
     Actuarial loss (gain)                                                               (5,353)            6,700
     Benefits paid                                                                       (8,917)           (8,528)
     Change in currency exchange rates                                                   (3,200)           (7,409)
                                                                                    --------------    ---------------

          Balance at end of year                                                      $ 148,688         $ 153,280
                                                                                    ==============    ===============


Change in plan assets:
     Fair value at beginning of year                                                   $133,100          $156,636
     Actual return on plan assets                                                        28,516             3,099
     Employer contribution                                                                5,534             5,936
     Plan participants' contributions                                                       811               759
     Benefits paid                                                                       (8,917)           (8,528)
     Change in currency exchange rates                                                   (2,408)           (8,215)
                                                                                    --------------    ---------------

          Fair value at end of year                                                    $156,636          $149,687
                                                                                    ==============    ===============

Funded status:
     Plan assets over (under) projected benefit obligations                          $    7,948        $   (3,593)
     Unrecognized:
          Actuarial loss (gain)                                                          (9,029)            6,777
          Prior service cost                                                              3,190             3,689
                                                                                    --------------    ---------------

          Total prepaid (accrued) pension cost                                       $    2,109        $    6,873
                                                                                    ==============    ===============

Amounts recognized in balance sheet:
     Intangible pension asset                                                        $    3,190             3,689
     Noncurrent prepaid pension cost                                                          -             1,359
     Current pension liability                                                           (1,287)           (1,251)
     Noncurrent pension liability                                                        (5,634)           (5,361)
     Accumulated other comprehensive income                                               5,840             8,437
                                                                                    --------------    ---------------

                                                                                     $    2,109        $    6,873
                                                                                    ==============    ===============


                  Selected information related to the Company's defined benefit pension plans that have accumulated benefit obligations in excess of fair value of plan assets is presented below.

                                                                                              December 31,
                                                                                    ---------------------------------
                                                                                        1999               2000
                                                                                    --------------    ---------------
                                                                                             (In thousands)

Projected benefit obligation                                                             $59,129           $63,611
Accumulated benefit obligation                                                            59,129            63,361
Fair value of plan assets                                                                 54,154            57,242

         The components of the net periodic defined benefit pension cost are set forth below.

                                                                              Years Ended December 31,
                                                                ------------------------------------------------------
                                                                      1998               1999               2000
                                                                -----------------    --------------     --------------
                                                                                   (In thousands)

Service cost benefits earned                                          $ 5,462            $  4,053           $  3,768
Interest cost on projected benefit obligations                          9,519               8,939              9,182
Expected return on plan assets                                        (12,247)            (10,650)           (11,907)
Net amortization                                                       (2,030)                120                342
                                                                -----------------    --------------     --------------

   Net pension expense                                               $    704            $  2,462           $  1,385
                                                                =================    ==============     ==============

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

         The components of the periodic OPEB cost and change in the accumulated OPEB obligations are set forth below. The plan is unfunded and contributions to the plan during the year equal benefits paid. The rates used in determining the actuarial present value of the accumulated OPEB obligations at December 31, 2000 were: (i) discount rate - 7.25% (1999 - 7.5%), (ii) rate of increase in health care costs for the following period - 8.9% (1999 - 9.2%) and (iii) ultimate health care trend rate (achieved in 2016) - 6.0% (1999 - 6.0 %). If the health care cost trend rate was increased by one percentage point for each year, OPEB expense would have increased approximately $.2 million in 2000, and the actuarial present value of accumulated OPEB obligations at December 31, 2000 would have increased approximately $2.7 million. A one percentage point decrease would have a similar, but opposite, effect. The accrued OPEB cost is sensitive to changes in these estimated rates and actual results may differ from the obligations noted below.

                                                                                              December 31,
                                                                                      -------------------------------
                                                                                          1999              2000
                                                                                      -------------     -------------
                                                                                              (In thousands)

Actuarial present value of accumulated OPEB obligations:
   Balance at beginning of year                                                         $  22,637         $  24,186
   Service cost                                                                               252               176
   Interest cost                                                                            1,577             1,709
   Amendments                                                                              -                    364
   Actuarial loss                                                                           3,754               402
   Curtailment gain                                                                          (115)             (443)
   Benefits paid, net of participant contributions                                         (3,919)           (3,637)
                                                                                      -------------     -------------
   Balance at end of year                                                                  24,186            22,757
Unrecognized net actuarial loss                                                            (3,411)           (3,056)
Unrecognized prior service credits                                                          2,455             1,647
                                                                                      -------------     -------------
Total accrued OPEB cost                                                                    23,230            21,348
Less current portion                                                                        3,269             3,129
                                                                                      -------------     -------------

   Noncurrent accrued OPEB cost                                                         $  19,961         $  18,219
                                                                                      =============     =============


                                                                                  Years Ended December 31,
                                                                         --------------------------------------------
                                                                            1998           1999             2000
                                                                         -----------    ------------     ------------
                                                                                       (In thousands)

Service cost benefits earned                                                 $  326         $  252           $  176
Interest cost on accumulated OPEB obligations                                 1,553          1,577            1,709
Curtailment gain                                                                  -           (115)            (443)
Net amortization and deferrals                                                 (550)          (364)            (324)
                                                                         -----------    ------------     ------------

   Net OPEB expense                                                          $1,329         $1,350           $1,118
                                                                         ===========    ============     ============


Note 15 - Related party transactions:

         During 1998 and 1999, Tremont purchased shares of the Company's common stock in market or private transactions, which increased its ownership of TIMET common stock to 39% at December 31, 2000. During 1999, the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi, Inc. to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Valhi and related companies, purchased shares of TIMET common stock in market transactions. At December 31, 2000, the CMRT held 8% of TIMET's common stock. At December 31, 2000, subsidiaries of Valhi held an aggregate of approximately 80% of Tremont's outstanding common stock, and Contran Corporation held, directly or through subsidiaries, approximately 93% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT. Mr. Simmons may be deemed to control each of Contran, Valhi, Tremont and TIMET.

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

         TIMET supplies titanium strip product to ValTimet under a long-term contract as the preferred supplier and supplied casting ingot to Wyman-Gordon Titanium Castings. Sales to these joint ventures were $40 million in 1998, $19 million in 1999 and $22 million in 2000. Receivables from related parties at December 31, 1999 relate principally to sales to these joint ventures, and principally from ValTimet at December 31, 2000. Early in 2000, TIMET sold its interest in the castings joint venture at a gain of $1.2 million.

         In connection with the construction and financing of TIMET's vacuum distillation process ("VDP") titanium sponge plant, UTSC licensed certain technology to TIMET in exchange for the right to acquire up to 20% of TIMET's annual production capacity of VDP sponge at agreed-upon prices through early 1997 and higher formula-determined prices thereafter through 2008. The agreement also obligated UTSC to pay certain amounts in the event that UTSC purchases were below contractual volume minimums. In the fourth quarter of 2000, UTSC paid TIMET $2.0 million, which was included in other operating income, in connection with the termination of this agreement.

         The Company has an intercorporate services agreement with Tremont whereby the Company provides certain management, financial and other services to Tremont for approximately $.4 million, $.2 million and $.3 million in 1998, 1999 and 2000, respectively, subject to renewal for future years.

         The Company has an intercorporate services agreement with NL Industries, Inc., a majority-owned subsidiary of Valhi. Under the terms of the agreement, NL provides certain management, financial and other services to TIMET for approximately $.3 million in each of 1998, 1999 and 2000.

         The Company extends market-rate loans to certain officers pursuant to a Board-approved program to facilitate the purchase of Company stock and its Convertible Preferred Securities and to pay applicable taxes on shares of restricted Company stock as such shares vest. The loans are generally payable in five annual installments beginning six years from date of loan and bear interest at a rate tied to the Company's borrowing rate, payable quarterly. For certain executive officers whose positions have been eliminated, the Board has approved the deferral of interest (to be added to principal quarterly) and principal payments for a period of up to five years commencing on the date of each such officer's severance. At December 31, 2000, the outstanding balance of officer notes receivable was approximately $.5 million.

         EWI RE, Inc. arranges for and brokers certain of the Company's insurance policies. Parties related to Contran own all of the outstanding common stock of EWI. Through December 31, 2000, a son-in-law of Harold C. Simmons managed the operations of EWI. Subsequent to December 31, 2000, such son-in-law provides advisory services to EWI as requested by EWI. Consistent with insurance industry practices, EWI receives a commission from the insurance underwriters for the policies that it arranges or brokers. The Company paid an aggregate of approximately $1.8 million, $2.0 million and $2.4 million for such policies in 1998, 1999 and 2000, respectively, which amount principally included premiums for the insurance policies paid to third parties, but also included commissions paid to EWI. In the Company's opinion, the premiums paid for these insurance policies are reasonable and similar to those the Company could have obtained through an unrelated insurance broker. The Company expects that these relationships with EWI will continue in 2001.

Note 16 - Commitments and contingencies:

         Long-term agreements. The Company entered into long-term agreements ("LTA's") in 1997, 1998 and 1999 with certain major aerospace customers, including Boeing, Rolls-Royce plc, United Technologies Corporation (and related companies) and Wyman-Gordon Company, pursuant to which the Company expects to be a major supplier of titanium products to these customers. These agreements generally provide for (i) minimum market shares of the customers' titanium requirements (generally at least 70%) for extended periods (nine to ten years) and (ii) fixed or formula-determined prices generally for at least the first five years.

         The LTA with Boeing requires Boeing to purchase a minimum percentage of its and its suppliers titanium requirements from TIMET commencing in 1999. Although Boeing placed orders and accepted delivery of certain volumes in 1999 and 2000, the level of orders was significantly below the contractual volume requirements for those years. Boeing informed the Company in 1999 that it was unwilling to commit to the contract beyond the year 2000. The Company presently expects to receive less than the minimum contractual order volume from Boeing in 2001.

         In March 2000, the Company filed a lawsuit against Boeing in a Colorado state court seeking damages for Boeing's repudiation and breach of the Boeing contract. TIMET's complaint seeks damages from Boeing that TIMET believes are in excess of $600 million and a declaration from the court of TIMET's rights under the contract. In June 2000, Boeing filed its answer to TIMET's complaint denying substantially all of TIMET's allegations and making certain counterclaims against TIMET. TIMET believes such counterclaims are without merit and intends to vigorously defend against such claims. The litigation is in the discovery phase with a trial date currently set for January 2002. The Company continues to have discussions with Boeing about possible settlement of the matter. There can be no assurance that the Company will achieve a favorable outcome to this litigation.

         The Wyman-Gordon LTA was amended effective August 1, 2000 extending the term of the contract to December 31, 2008 (for certain products). Under certain conditions, the contract may be further extended.

         The Company has a 1997 LTA for the purchase of titanium sponge. The sponge contract runs through 2007, with firm pricing through 2002 (subject to certain possible adjustments and possible early termination in 2004). This contract provides for annual purchases by the Company of 6,000 to 10,000 metric tons. The parties agreed to reduced minimums of 1,000 metric tons for 2000 and of 3,000 metric tons for 2001. The Company has no other long-term supply agreements.

         Concentration of credit and other risks. Substantially all of the Company's sales and operating income are derived from operations based in the U.S., the U.K. and France. The majority of the Company's sales are to customers in the aerospace industry (including airframe and engine construction). As described above, the Company has LTA's with certain major aerospace customers, including Boeing, Rolls-Royce plc, United Technologies Corporation (and related companies) and Wyman-Gordon Company. These agreements and others accounted for approximately 44% and 50% of aerospace revenues in 1999 and 2000, respectively. During 1999 and 2000, Precision Castparts Corporation ("PCC") acquired Wyman-Gordon Company and a forging company in the U.K. Sales to PCC and related entities aggregated approximately 10% of the Company's net sales for 2000. The Company's ten largest customers accounted for about 40% of net sales in 1998, about 30% of net sales in 1999 and about 50% of sales in 2000. Such concentration of customers may impact the Company's overall exposure to credit and other risks, either positively or negatively, in that such customers may be similarly affected by economic or other conditions.

         Operating leases. The Company leases certain manufacturing and office facilities and various equipment. Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases management expects that, in the normal course of business, leases will be renewed or replaced by other leases. Net rent expense was approximately $5.0 million in 1998, $5.9 million in 1999 and $6.6 million in 2000.

         At December 31, 2000, future minimum payments under noncancellable operating leases having an initial or remaining term in excess of one year were as follows:

                                                                                                         Amount
                                                                                                   -------------------
                                                                                                     (In thousands)

Years ending December 31,
   2001                                                                                                  $ 4,631
   2002                                                                                                    2,222
   2003                                                                                                    1,587
   2004                                                                                                      242
   2005                                                                                                      117
   2006 and thereafter                                                                                       459
                                                                                                   -------------------

                                                                                                         $ 9,258
                                                                                                   ===================

Environmental matters.

         BMI Complex. In the early 1990s, TIMET and certain other companies (the "Steering Committee Companies") that currently have or formerly had operations within a Henderson, Nevada industrial complex (the "BMI Complex") began environmental assessments of the BMI Complex and each of the individual company sites located within the BMI Complex pursuant to a series of consent agreements entered into with the Nevada Division of Environmental Protection ("NDEP"). Most of this assessment work has now been completed, although some of the assessment work with respect to TIMET's property is continuing. In 1999, TIMET entered into a series of agreements with Basic Management, Inc. (together with its subsidiaries, "BMI") and, in certain cases, other Steering Committee Companies, pursuant to which, among other things, BMI assumed responsibility for the conduct of soils remediation activities on the properties described, including, subject to final NDEP approval, the responsibility to complete all outstanding requirements under the consent agreements with NDEP insofar as they relate to the investigation and remediation of soils conditions on such properties. BMI also agreed to indemnify TIMET and the other Steering Committee Companies against certain future liabilities associated with any soils contamination on such properties. The Company contributed $2.8 million to the cost of this remediation (which payment was charged against accrued liabilities). The Company also agreed to convey to BMI, at no additional cost, certain lands owned by the Company adjacent to its plant site (the "TIMET Pond Property") upon payment by BMI of the cost to design, purchase, and install the technology and equipment necessary to allow the Company to stop discharging liquid and solid effluents and co-products onto the TIMET Pond Property (BMI will pay 100% of the first $15.9 million cost for this project, and TIMET will contribute 50% of the cost in excess of $15.9 million, up to a maximum payment by TIMET of $2 million; the Company does not currently expect to incur any cost in connection with this project). The Company, BMI and the other Steering Committee Companies are continuing investigation with respect to certain additional issues associated with the properties described above, including any possible groundwater issues at the TIMET Pond Property.

         The Company is continuing assessment work with respect to its own active plant site. A preliminary study of certain groundwater remediation issues at the Company's Henderson operations and other Company sites within the BMI Complex (which sites do not include the above discussed TIMET Pond Property) was completed during 2000. The Company accrued $3.3 million based on the undiscounted cost estimates set forth in the study. These expenses are expected to be paid over a period of up to thirty years.

         Henderson facility. In April 1998, the U. S. Environmental Protection Agency ("EPA") filed a civil action against TIMET (United States of America v. Titanium Metals Corporation; Civil Action No. CV-S-98-682-HDM (RLH), U. S.
District Court, District of Nevada) in connection with an earlier notice of violation alleging that TIMET violated several provisions of the Clean Air Act in connection with the start-up and operation of certain environmental equipment at TIMET's Henderson, Nevada facility during the early to mid-1990s. A settlement agreement in this case was approved by the court in February 2000, pursuant to which TIMET will make cash payments totaling approximately $.4 million from 2000 through 2002, of which $.2 million is remaining at December 31, 2000. During 2000, TIMET completed the agreed-upon additional monitoring and emissions controls at a capital cost of approximately $1.4 million.

         At December 31, 2000, the Company had accrued an aggregate of approximately $4 million primarily for environmental matters, including those discussed above. The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

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

Other.

         In March 2001, the Company was notified by one of its customers that a product manufactured from standard grade titanium produced by the Company contained what has been confirmed to be a tungsten inclusion. The Company believes that the source of this tungsten was contaminated silicon purchased from an outside vendor in 1998. The silicon was used as an alloying addition to the titanium at the melting stage. The Company is currently investigating the possible scope of this problem, including and evaluation of the identities of customers who received material manufactured using this silicon and the applications to which such material has been placed by such customers.

         At the present time, the Company is aware of only a single ingot that has been demonstrated to contain tungsten inclusions; however, further investigation may identify other material that has been similarly affected. Until this investigation is completed, the Company is unable to determine the possible remedial steps that may be required and whether the Company might incur any material liability with respect to this matter. The Company currently believes that it is unlikely that its insurance policies will provide coverage for any costs that may be associated with this matter. However, the Company currently intends to seek full recovery from the silicon supplier for any liability the Company might incur in this matter, although no assurances can be given that the Company will ultimately be able to recover all or any portion of such amounts. At December 31, 2000, the Company had not recorded any liability related to this matter. The amount of liability the Company may ultimately incur related to this matter is not reasonably estimable at this time.

         The Company is involved in various other environmental, contractual, product liability and other claims, disputes and litigation incidental to its business.

         The Company currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

 Note 17 - Quarterly results of operations (unaudited):

                                                                                Quarters ended
                                                      --------------------------------------------------------------------
                                                         March 31           June 30          Sept. 30          Dec. 31
                                                      ----------------    -------------    --------------    -------------
                                                                     (In millions, except per share data)

Year ended December 31, 2000:

   Net sales                                             $ 104.7           $ 108.8           $ 106.8          $ 106.5
   Operating loss                                          (18.4)             (9.5)             (7.7)            (6.2)
   Net income loss                                         (15.1)             (9.5)             (7.9)            (6.4)

   Basic and diluted loss per share:
     Before extraordinary item                           $  (.45)          $  (.30)          $  (.25)         $  (.20)
     Extraordinary item                                     (.03)                -                 -                -
                                                      ----------------    -------------    --------------    -------------
                                                         $  (.48)          $  (.30)          $  (.25)         $  (.20)
                                                      ================    =============    ==============    =============

Year ended December 31, 1999:

   Net sales                                             $ 134.1           $ 127.6           $ 112.7          $ 105.5
   Operating income (loss)                                  (1.4)              1.0              (7.8)           (23.2)
   Net loss                                                 (3.9)             (2.5)             (7.5)           (17.5)

   Basic and diluted loss per share                      $  (.12)          $  (.08)          $  (.24)         $  (.56)

         Due to the timing of the issuance and repurchase of common stock and rounding in calculations, the sum of quarterly earnings per share may be different than earnings per share for the full year.

Note 18 - Earnings per share:

         In 1998, 1999 and 2000, the effect of the assumed conversion of the Convertible Preferred Securities was antidilutive. Had the Convertible Preferred Securities not been antidilutive, diluted income would have been increased by $8.8 million in 1998 and $8.7 million in each of 1999 and 2000, and diluted shares would have been increased by the 5.4 million shares in each of 1998, 1999 and 2000 issuable upon conversion. Dilutive stock options of 22,000 in 1999 and 88,000 in 2000 were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive due to the losses in those years. Stock options and restricted stock omitted from the denominator because they were antidilutive approximated 1.2 million in 1998, 1.7 million in 1999 and
2.1 million in 2000.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



To the Stockholders and Board of Directors of Titanium Metals Corporation:

         Our audits of the consolidated financial statements referred to in our report dated January 29, 2001, appearing in this 2000 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the Index on page F of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PricewaterhouseCoopers LLP


Denver, Colorado
January 29, 2001



                           TITANIUM METALS CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                                     Additions
                                                                      charged
                                                 Balance at        (credited) to                                       Balance
                                                 beginning           costs and                                          at end
                 Description                      of year             expenses         Deductions        Other         of year
----------------------------------------       --------------   ----------------   ----------------    -----------  ------------

Year ended December 31, 2000:

   Allowance for doubtful accounts                 $  3,330        $      185        $     (365)(a)      $  (223)      $  2,927
                                               ==============   ================   ===============     ===========   ============
   Valuation allowance for deferred
     income taxes                                  $  1,869        $       49        $        -          $     -       $  1,918
                                               ==============   ================   ===============     ===========   ============
   Reserve for excess and slow
     moving inventories                            $ 14,518        $    2,305         $  (1,635)         $  (774)      $ 14,414
                                               ==============   ================   ===============     ===========   ============

Year ended December 31, 1999:

   Allowance for doubtful accounts                 $  1,932        $    1,628        $     (230)(a)      $     -       $  3,330
                                               ==============   ================   ===============     ===========   ============
   Valuation allowance for deferred
     income taxes                                  $      -        $    1,869        $        -          $     -       $  1,869
                                               ==============   ================   ===============     ===========   ============
   Reserve for excess and slow
     moving inventories                            $  6,520        $    5,077        $     (406)         $ 3,327 (b)   $ 14,518
                                               ==============   ================   ===============     ===========   ============
Year ended December 31, 1998:

   Allowance for doubtful accounts                 $  2,218        $       39        $     (325)(a)      $     -       $  1,932
                                               ==============   ================   ===============     ===========   ============
   Valuation allowance for deferred
     income taxes                                  $    373        $        -        $     (373)         $     -       $      -
                                               ==============   ================   ===============     ===========   ============
   Reserve for excess and slow
     moving inventories                            $  6,292        $      228        $        -          $     -       $  6,520
                                               ==============   ================   ===============     ===========   ============

Notes
------------------
(a)      Amounts written off, less recoveries.
(b)      Adjustment for slow moving inventory previously carried at zero value.