Form 10-Q
period 2001-03-31
TITANIUM METALS CORP
filed 2001-05-08
CIK 1011657

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 - For the quarter ended March 31, 2001

      OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934


                         Commission file number 0-28538




                           Titanium Metals Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                     13-5630895
  -------------------------------                   -------------------
  (State or other jurisdiction of                     (IRS Employer
  incorporation or organization)                    Identification No.)



                1999 Broadway, Suite 4300, Denver, Colorado 80202
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)



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


Number of shares of common stock outstanding on April 30, 2001: 31,817,801.
                                                                -----------

Forward-Looking Information

         The statements contained in this Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and under the captions "Results of Operations" and "Liquidity and Capital Resources" (both contained in Management's Discussion and Analysis of Financial Condition and Results of Operations), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "could," "anticipates," "expects" or comparable terminology or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including in those portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission which include, but are not limited to, the cyclicality of the commercial aerospace industry, the performance of aerospace manufacturers under their long-term purchase agreements with the Company, the difficulty in forecasting demand for titanium products, global economic conditions, global productive capacity for titanium, changes in product pricing and costs, the impact of long-term contracts with vendors on the ability of the Company to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, fluctuations in currency exchange rates, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product development, the supply of raw materials and services, changes in raw material and other operating costs (including energy costs) and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

                           TITANIUM METALS CORPORATION

                                      INDEX
                                      -----


                                                                                                        Page
                                                                                                       number
                                                                                                       ------
PART I. FINANCIAL INFORMATION

            Item 1.        Financial Statements

                           Consolidated Balance Sheets - March 31, 2001 and
                              December 31, 2000                                                          2-3

                           Consolidated Statements of Operations - Three months
                              ended March 31, 2001 and 2000                                                4

                           Consolidated Statements of Comprehensive Loss - Three
                              months ended March 31, 2001 and 2000                                         5

                           Consolidated Statements of Cash Flows - Three months
                              ended March 31, 2001 and 2000                                              6-7

                           Consolidated Statement of Stockholders' Equity - Three
                              months ended March 31, 2001                                                  8

                           Notes to Consolidated Financial Statements                                   9-16

            Item 2.        Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                      17-22

            Item 3.        Quantitative and Qualitative Disclosures about Market Risk                     23

PART II. OTHER INFORMATION

            Item 1.        Legal Proceedings                                                              24

            Item 6.        Exhibits and Reports on Form 8-K                                               24

                           TITANIUM METALS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                MARCH 31,   December 31,
ASSETS                                                            2001          2000
                                                                ---------   ------------
Current assets:
   Cash and cash equivalents                                    $  4,841     $  9,796
   Accounts and other receivables, less
      allowance of $2,501 and $2,927                              89,585       75,913
   Receivable from related parties                                 4,015        5,029
   Refundable income taxes                                           550          637
   Inventories                                                   141,986      148,384
   Prepaid expenses and other                                     10,013        8,049
   Deferred income taxes                                             672          397
                                                                --------     --------
      Total current assets                                       251,662      248,205
                                                                --------     --------


Other assets:
   Investments in joint ventures                                  18,853       18,136
   Preferred securities                                           80,000       80,000
   Accrued dividends on preferred securities                       8,284        8,136
   Goodwill                                                       47,674       49,305
   Other intangible assets                                        12,342       13,258
   Deferred income taxes                                          30,797       27,820
   Other                                                          12,286       12,156
                                                                --------     --------
      Total other assets                                         210,236      208,811
                                                                --------     --------


Property and equipment:
   Land                                                            6,129        6,158
   Buildings                                                      37,144       37,593
   Information technology systems                                 54,191       54,426
   Manufacturing and other                                       304,549      305,856
   Construction in progress                                        9,256        8,811
                                                                --------     --------
                                                                 411,269      412,844
   Less accumulated depreciation                                 117,346      110,714
                                                                --------     --------
      Net property and equipment                                 293,923      302,130
                                                                --------     --------

                                                                $755,821     $759,146
                                                                ========     ========

                           TITANIUM METALS CORPORATION

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)

LIABILITIES, MINORITY INTEREST AND                                                     MARCH 31,     December 31,
STOCKHOLDERS' EQUITY                                                                     2001           2000
                                                                                       ----------    ------------
Current liabilities:
   Notes payable                                                                       $  37,213      $  24,112
   Current maturities of long-term debt and
      capital lease obligations                                                              495          2,011
   Accounts payable                                                                       43,832         50,456
   Accrued liabilities                                                                    33,739         36,180
   Payable to related parties                                                              1,172          1,099
   Income taxes                                                                            1,188            852
   Deferred income taxes                                                                   1,306          1,132
   Accrued dividends on Convertible Preferred Securities                                  14,506             --
                                                                                       ---------      ---------
      Total current liabilities                                                          133,451        115,842
                                                                                       ---------      ---------

Noncurrent liabilities:
   Long-term debt                                                                         17,303         18,953
   Capital lease obligations                                                               8,290          8,642
   Payable to related parties                                                              1,332          1,332
   Accrued OPEB cost                                                                      18,015         18,219
   Accrued pension cost                                                                    5,633          5,361
   Accrued environmental cost                                                              3,262          3,262
   Deferred income taxes                                                                   9,587          9,655
   Accrued dividends on Convertible Preferred Securities                                      --         11,154
   Other                                                                                     113            117
                                                                                       ---------      ---------
      Total noncurrent liabilities                                                        63,535         76,695
                                                                                       ---------      ---------

Minority interest - Company-obligated mandatorily
   redeemable preferred securities of subsidiary trust
   holding solely subordinated debt securities
   ("Convertible Preferred Securities")                                                  201,250        201,250
Other minority interest                                                                    7,772          7,844

Stockholders' equity:
   Preferred stock                                                                            --             --
   Common stock                                                                              319            319
   Additional paid-in capital                                                            350,087        350,078
   Retained earnings                                                                      22,309         25,925
   Accumulated other comprehensive loss                                                  (20,716)       (16,408)
   Treasury stock, at cost (90 shares)                                                    (1,208)        (1,208)
   Deferred compensation                                                                    (978)        (1,191)
                                                                                       ---------      ---------
      Total stockholders' equity                                                         349,813        357,515
                                                                                       ---------      ---------

                                                                                       $ 755,821      $ 759,146
                                                                                       =========      =========

Commitments and contingencies (Note 10)



          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   Three months ended March 31, 2001 and 2000

                      (In thousands, except per share data)


                                                                            2001           2000
                                                                          ---------      ---------
Revenues and other income:
   Net sales                                                              $ 124,008      $ 104,712
   Equity in earnings (losses) of joint ventures                                866            (53)
   Other, net                                                                 2,236          2,529
                                                                          ---------      ---------
                                                                            127,110        107,188
                                                                          ---------      ---------

Costs and expenses:
   Cost of sales                                                            116,745        108,011
   Selling, general, administrative and development                          10,700         11,339
   Restructuring charge (income)                                               (220)         3,702
   Interest                                                                   1,512          2,262
                                                                          ---------      ---------
                                                                            128,737        125,314
                                                                          ---------      ---------

      Loss before income taxes, minority interest
         and extraordinary item                                              (1,627)       (18,126)

Income tax benefit                                                             (570)        (6,384)
Minority interest - Convertible Preferred Securities, net of tax              2,186          2,167
Other minority interest, net of tax                                             373            339
                                                                          ---------      ---------


      Loss before extraordinary item                                         (3,616)       (14,248)

Extraordinary item, net of tax                                                   --            873
                                                                          ---------      ---------

      Net loss                                                            $  (3,616)     $ (15,121)
                                                                          =========      =========


Basic and diluted loss per share:
   Before extraordinary item                                              $    (.12)     $    (.45)
   Extraordinary item                                                            --           (.03)
                                                                          ---------      ---------

                                                                          $    (.12)     $    (.48)
                                                                          =========      =========

Basic and diluted weighted average
   shares outstanding                                                        31,417         31,371
                                                                          =========      =========




          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                   Three months ended March 31, 2001 and 2000

                                 (In thousands)



                                                        2001          2000
                                                      --------      --------
Net loss                                              $ (3,616)     $(15,121)

Other comprehensive loss - currency
   translation adjustment                               (4,308)       (2,634)
                                                      --------      --------

Comprehensive loss                                    $ (7,924)     $(17,755)
                                                      ========      ========







          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2001 and 2000

                                 (In thousands)

                                                                       2001           2000
                                                                     ---------      ---------
Cash flows from operating activities:
   Net loss                                                          $  (3,616)     $ (15,121)
   Depreciation and amortization                                        10,072         10,790
   Non cash restructuring charge                                          (220)         3,301
   Non cash special charges                                                 --          6,729
   Gain on sale of castings joint venture                                   --         (1,205)
   Extraordinary loss                                                       --            873
   Losses (income) of joint ventures, net of distributions                (716)            53
   Deferred income taxes                                                (1,701)        (7,204)
   Other minority interest                                                 373            339
   Other, net                                                              161            144
   Change in assets and liabilities:
      Receivables                                                      (14,633)        30,020
      Accrued dividends receivable on preferred securities                (148)        (1,469)
      Inventories                                                        4,188          1,798
      Prepaid expenses and other                                        (1,952)           894
      Accounts payable and accrued liabilities                          (8,692)        (9,870)
      Accrued restructuring charges                                       (275)          (327)
      Income taxes                                                         480           (682)
      Accounts with related parties, net                                 1,450           (890)
      Accrued OPEB and pension costs                                        73           (237)
      Accrued dividends on Convertible Preferred Securities              3,352             --
      Other, net                                                        (1,218)           (27)
                                                                     ---------      ---------
         Net cash provided (used) by operating activities              (13,022)        17,909
                                                                     ---------      ---------

Cash flows from investing activities:
   Capital expenditures                                                 (2,601)        (2,115)
   Proceeds from sale of castings joint venture                             --          7,000
                                                                     ---------      ---------

         Net cash provided (used) by investing activities               (2,601)         4,885
                                                                     ---------      ---------

Cash flows from financing activities:
   Indebtedness:
      Borrowings                                                       165,540        124,009
      Repayments                                                      (154,903)      (160,786)
                                                                     ---------      ---------

         Net cash provided (used) by financing activities               10,637        (36,777)
                                                                     ---------      ---------

         Net cash used by operating, investing
            and financing activities                                 $  (4,986)     $ (13,983)
                                                                     =========      =========

                           TITANIUM METALS CORPORATION

                   Three months ended March 31, 2001 and 2000

                                 (In thousands)


                                                               2001          2000
                                                             --------      --------
Cash and cash equivalents:
   Net increase (decrease) from:
      Operating, investing and financing activities          $ (4,986)     $(13,983)
      Currency translation                                         31          (384)
                                                             --------      --------
                                                               (4,955)      (14,367)
   Balance at beginning of period                               9,796        20,671
                                                             --------      --------
   Balance at end of period                                  $  4,841      $  6,304
                                                             ========      ========
Supplemental disclosures:
   Cash paid for:
      Interest, net of amounts capitalized                   $  1,323      $  1,703
      Convertible Preferred Securities dividends                   --         3,333
      Income taxes, net                                           668           521





          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Three months ended March 31, 2001

                                 (In thousands)



                                                                                                          Accumulated Other
                                                                                                         Comprehensive Loss
                                                                                                      -------------------------
                                              Common                   Additional
                                              Shares       Common        Paid-In       Retained       Currency        Pension
                                                            Stock        Capital       Earnings       Translation   Liabilities
                                           ---------      ---------     ---------      ---------      -----------   -----------
Balance at December 31, 2000                  31,817      $     319     $ 350,078      $  25,925      $ (10,920)     $  (5,488)

Comprehensive loss                                --             --            --         (3,616)        (4,308)            --

Issuance of common stock                          10             --            59             --             --             --

Long-term incentive plan
     stock awards (cancellations)                (10)            --           (50)            --             --             --

Amortization of deferred
     compensation                                 --             --            --             --             --             --
                                           ---------      ---------     ---------      ---------      ---------      ---------

Balance at March 31, 2001                     31,817      $     319     $ 350,087      $  22,309      $ (15,228)     $  (5,488)
                                           =========      =========     =========      =========      =========      =========
                                                                           Total
                                            Treasury      Deferred      Stockholders'
                                             Stock      Compensation      Equity
                                           ---------    ------------    -------------
Balance at December 31, 2000               $  (1,208)     $  (1,191)     $ 357,515

Comprehensive loss                                --             --         (7,924)

Issuance of common stock                          --             --             59

Long-term incentive plan
     stock awards (cancellations)                 --             50             --

Amortization of deferred
     compensation                                 --            163            163
                                           ---------      ---------      ---------

Balance at March 31, 2001                  $  (1,208)     $    (978)     $ 349,813
                                           =========      =========      =========


          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

         Titanium Metals Corporation ("TIMET") is a vertically integrated producer of titanium sponge, melted products and a variety of mill products for aerospace, industrial and other applications. At March 31, 2001, Tremont Corporation ("Tremont") held approximately 39% of TIMET's outstanding common stock. The Combined Master Retirement Trust, a trust formed by Valhi, Inc., ("Valhi") to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Valhi and related companies, held approximately an additional 8% of TIMET's common stock. At March 31, 2001, subsidiaries of Valhi held an aggregate of approximately 80% of Tremont's outstanding common stock, and Contran Corporation held, directly or through subsidiaries, approximately 93% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT. Mr. Simmons may be deemed to control each of Contran, Valhi, Tremont and TIMET.

         The consolidated balance sheet of TIMET and subsidiaries (collectively, the "Company") at December 31, 2000 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2001 and the consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the interim periods ended March 31, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior year amounts have been reclassified to conform to the current year presentation.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Annual Report").

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective January 1, 2001. As permitted by the transition requirements of SFAS No. 133, as amended, the Company has exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999. The adoption of SFAS No. 133 had no material effect on the Company's consolidated financial position, liquidity or results of operations.

         Basic earnings per share is based on the weighted average number of unrestricted common shares outstanding during each period. Diluted earnings per share reflects the dilutive effect of common stock options, restricted stock and the assumed conversion of the Convertible Preferred Securities, if applicable. The assumed conversion of the Convertible Preferred Securities was omitted from the diluted earnings per share calculation for the interim periods ended March 31, 2001 and 2000 because the effect was antidilutive. The effect of the conversion on diluted earnings per share for the 2001 and 2000 periods would have been to decrease net losses by $2.2 million and increase average shares outstanding by 5.4 million shares. Stock options and restricted stock omitted from diluted shares because they were antidilutive were 1.9 million and 1.5 million in the 2001 and 2000 periods, respectively.

Note 2 - Business segment information:

         The Company's worldwide operations are conducted through one business segment - the production and sale of titanium melted and mill products.




                                                                 Three months ended March 31,
                                                                 ----------------------------
                                                                    2001              2000
                                                                 ---------         ---------
                                                                         (In thousands)
     Net sales                                                   $ 124,008         $ 104,712
     Cost of sales                                                 116,745           108,011
                                                                 ---------         ---------
        Gross margin                                                 7,263            (3,299)

     Selling, general, administrative and development               10,700            11,339
     Equity in (earnings) loss of joint ventures                      (866)               53
     Restructuring charge (income)                                    (220)            3,702
     Other expense (income)                                           (536)               23
                                                                 ---------         ---------
     Operating loss                                                 (1,815)          (18,416)

     General corporate income:
        Dividends and interest income                                1,532             1,648
        Gain on sale of castings joint venture                          --             1,205
        Currency transactions and other, net                           168              (301)
     Interest expense                                                1,512             2,262
                                                                 ---------         ---------
     Loss before income taxes, minority interest,
        and extraordinary item                                   $  (1,627)        $ (18,126)
                                                                 =========         =========
     Titanium melted and mill products:
        Mill product net sales                                   $  93,798         $  83,430
        Melted product net sales                                    14,678             8,349
        Other                                                       15,532            12,933
                                                                 ---------         ---------
                                                                 $ 124,008         $ 104,712
                                                                 =========         =========


     Mill product shipments:
        Volume (metric tons)                                         3,185             2,700
        Average price ($ per kilogram)                           $   29.45         $   30.90



     Melted product shipments:
        Volume (metric tons)                                         1,030               590
        Average price ($ per kilogram)                           $   14.25         $   14.15




            See Note 7 regarding restructuring and other special charges.

Note 3 - Inventories:


                                    MARCH 31,    December 31,
                                       2001          2000
                                    ----------   ------------
                                         (In thousands)
Raw materials                       $   32,109   $     31,127
Work-in-process                         75,020         74,631
Finished products                       47,690         53,685
Supplies                                13,217         14,991
                                    ----------   ------------
                                       168,036        174,434
Less adjustment of certain
   Inventories to LIFO basis            26,050         26,050
                                    ----------   ------------

                                    $  141,986   $    148,384
                                    ==========   ============



Note 4 - Intangible and other noncurrent assets:


                                         MARCH 31,    December 31,
                                            2001          2000
                                         ----------   ------------
Intangible assets:
   Patents                               $   13,185   $     13,521
   Covenants not to compete                   8,500          8,500
                                         ----------   ------------
                                             21,685         22,021
   Less accumulated amortization             13,032         12,452
                                         ----------   ------------
                                              8,653          9,569
   Intangible pension assets                  3,689          3,689
                                         ----------   ------------
                                         $   12,342   $     13,258
                                         ==========   ============

Other noncurrent assets:
   Deferred financing costs              $    9,010   $      9,194
   Notes receivable from officers               549            544
   Prepaid pension cost                       1,941          1,359
   Other                                        786          1,059
                                         ----------   ------------
                                         $   12,286   $     12,156
                                         ==========   ============

Note 5 - Accrued liabilities:


                                        MARCH 31,       December 31,
                                          2001             2000
                                        --------        ------------
                                             (In thousands)
OPEB cost                               $ 3,061           $ 3,129
Pension cost                                706             1,251
Other employee benefits                  15,133            15,120
Deferred income                           1,391             2,558
Environmental costs                         814               818
Restructuring costs                         514             1,012
Taxes, other than income                  4,564             3,593
Other                                     7,556             8,699
                                        -------           -------

                                        $33,739           $36,180
                                        =======           =======



            See Note 7 regarding accrued restructuring costs.

Note 6 - Notes payable, long-term debt and capital lease obligations:


                                              MARCH 31,        December 31,
                                                2001              2000
                                              ---------        ------------
                                                      (In thousands)
Notes payable:
   U.S. credit agreement                       $33,270           $19,893
   European credit agreements                    3,943             4,219
                                               -------           -------

                                               $37,213           $24,112
                                               =======           =======

Long-term debt:
   Bank credit agreement - U.K                 $17,132           $20,263
   Other                                           490               514
                                               -------           -------
                                                17,622            20,777
   Less current maturities                         319             1,824
                                               -------           -------

                                               $17,303           $18,953
                                               =======           =======


Capital lease obligations                      $ 8,466           $ 8,829
   Less current maturities                         176               187
                                               -------           -------

                                               $ 8,290           $ 8,642
                                               =======           =======



         Upon entering into new U.S. and U.K. credit facilities in February 2000, the Company's previous U.S. credit facility was repaid and terminated. The deferred financing costs associated with the previous U.S. facility were written off and reflected as an extraordinary item in 2000 of $.9 million, net of tax.

         The weighted average interest rate on borrowings outstanding under the U.S. and U.K. credit agreements at March 31, 2001 was 7.7% and 6.9%, respectively. As of March 31, 2001, the Company had approximately $107 million of unused borrowing availability under its U.S. and European credit agreements.

Note 7- Restructuring and other special charges:

                                                    Three months ended  March 31,
                                                    -----------------------------
                                                      2001                 2000
                                                    --------             --------
                                                            (In thousands)
Restructuring charges (income):
   Property and equipment                           $     --             $    352
   Disposition of German subsidiary                       --                  162
   Personnel severance and benefits                     (220)               3,188
                                                    --------             --------

                                                    $   (220)            $  3,702
                                                    ========             ========

         Accrued restructuring costs at March 31, 2001 consist of unpaid personnel severance and benefits and other exit costs (primarily carrying costs on closed leased facilities) relating to the Company's restructuring plans implemented during 1999 and 2000. During the first quarter of 2001, payments of $.3 million were applied against the accruals related to the 2000 plan, while payments related to the 1999 plan were insignificant. During the first quarter of 2001, the Company also recorded income of $.2 million related to revisions to estimates of previously established restructuring accruals. Most of the remaining accrued costs are expected to be paid by mid-2001.

         During the three months ended March 31, 2000, the Company recorded additional special charges to cost of sales aggregating $6.7 million consisting of $3.4 million in equipment-related impairment charges and $3.3 million of environmental charges. Certain accrued environmental costs are reflected as noncurrent liabilities in the consolidated balance sheet at March 31, 2001 as they are expected to be paid over a period of up to thirty years.

Note 8 - Income taxes:

         The difference between the Company's income tax benefit attributable to pretax loss and the amounts that would be expected using the U.S. federal statutory income tax rate of 35% is summarized below.



                                                            Three months ended March 31,
                                                            ----------------------------
                                                               2001              2000
                                                            ----------        ----------
                                                                   (In thousands)
Expected income tax benefit, at 35%                         $     (569)       $   (6,345)
Non-U.S. tax rates                                                 144               195
U.S. state income taxes, net                                       109              (235)
Dividends received deduction                                      (324)             (360)
Adjustment of deferred tax valuation allowance                     (18)              423
Other, net                                                          88               (62)
                                                            ----------        ----------

                                                            $     (570)       $   (6,384)
                                                            ==========        ==========

Note 9 - Other, net:

                                                      Three months ended March 31,
                                                 --------------------------------------
                                                     2001                      2000
                                                 ------------             -------------
                                                            (In thousands)
Dividends and interest income                    $      1,532             $       1,648
Gain on sale of castings joint venture                     --                     1,205
Other income (expense)                                    704                      (324)
                                                 ------------             -------------

                                                 $      2,236             $       2,529
                                                 ============             =============

Note 10 - Commitments and contingencies:

         For additional information concerning certain legal proceedings and contingencies related to the Company, see (i) Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii)
Part II, Item 1 - "Legal Proceedings," and (iii) the 2000 Annual Report on Form 10K.

         In March 2001, the Company was notified by one of its customers that a product manufactured from standard grade titanium produced by the Company contained what has been confirmed to be a tungsten inclusion. The Company believes that the source of this tungsten was contaminated silicon purchased from an outside vendor in 1998. The silicon was used as an alloying addition to the titanium at the melting stage. The Company is currently investigating the possible scope of this problem, including an evaluation of the applications to which such material has been placed by customers.

         At the present time, the Company is aware of three ingots that have been demonstrated to contain tungsten inclusions; however, further investigation may identify other material that has been similarly affected. During the first quarter of 2001, the Company accrued an estimated loss of $1 million related to this matter for costs that are reasonably estimable. Until this investigation is completed, the Company is unable to determine the possible remedial steps that may be required and the ultimate liability the Company may incur with respect to this matter. The Company currently believes that it is unlikely that its insurance policies will provide coverage for any costs that may be associated with this matter. However, the Company currently intends to seek full recovery from the silicon supplier for any liability the Company might incur in this matter, although no assurances can be given that the Company will ultimately be able to recover all or any portion of such amounts.

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

Note 11 - Subsequent events:

         In April 2001, Valtimet, the Company's minority owned joint venture, issued additional shares to a new joint venture partner, reducing TIMET's ownership from 46% to 44%.

         In April 2001, the Company reached a settlement of the previously reported litigation between TIMET and The Boeing Company ("Boeing") relating to the parties' 1997 long-term titanium purchase and supply agreement. Pursuant to the settlement, TIMET received a cash payment of $82 million. The parties also entered into an amended long-term agreement that, among other things, allows Boeing to purchase up to 7.5 million pounds of titanium product annually from TIMET through 2007,subject to certain maximum quarterly volume levels. Under a separate agreement, TIMET will establish and hold titanium buffer stock for Boeing at TIMET's facilities. See Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook" for additional information regarding the settlement with Boeing.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales and Operations:

                                                      Three months ended March 31,
                                                  -------------------------------------
                                                      2001                   2000
                                                  -------------          --------------
                                                           ($ in millions)
Net sales                                         $       124.0          $        104.7
Gross margin                                                7.3                    (3.3)
Operating loss                                             (1.8)                  (18.4)

Percent change in:
      Mill product sales volume                             +18
      Mill product selling prices (1)                        -4
      Melted product sales volume                           +75
      Melted product selling prices (1)                      -3

(1) Change expressed in U.S. dollars and mix adjusted


         Sales of $124 million in the first quarter of 2001 were 18% higher than the first quarter of last year due principally from the net effects of an 18% increase in mill product volume, a 4% decline in mill product selling prices (expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods) and changes in product mix. In billing currencies (which exclude the effects of foreign currency translation), mill product prices decreased 1%. Melted product sales volume increased 75% from year ago levels while selling prices declined 3%.

         Gross margin (net sales less cost of sales) was 6% of sales in the first quarter of 2001 compared to a negative 3% in the year-ago period, principally reflecting changes in selling prices and product mix, higher operating rates, and the effect of special items. Gross margins in 2000 were adversely impacted by $6.7 million of special charges, consisting of a $3.4 million charge for the write-down associated with an impairment of certain equipment and a $3.3 million charge for anticipated environmental remediation costs.

         Selling, general, administrative and development expenses in the first quarter of 2001 decreased by approximately 6% from year-ago levels, principally as a result of a $.4 million reduction in the Company's estimated allowance for accounts receivable as well as reduced travel and other personnel costs.

         Approximately 46% of the Company's European sales in the first quarter of 2001 were denominated in currencies other than the U.S. dollar, principally the British pound and European currencies tied to the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for the Company's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of the Company's European subsidiaries are those of their respective countries; thus, the U.S. dollar value of these subsidiaries' sales and costs denominated in currencies other than their functional currency, including sales and costs denominated in U.S. dollars, are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of the Company's European operations may be in U.S. dollars or in functional currencies. The Company's export sales from the U.S. are denominated in U.S. dollars and as such are not subject to currency exchange rate fluctuations.

         The Company does not use currency contracts to hedge its currency exposures. At March 31, 2001, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $27 million and $8 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable, accounts payable and borrowings.

         Equity in earnings of joint ventures was $.9 million higher in the first quarter of 2001 compared to the same period in 2000 principally due to an increase in earnings of Valtimet, the Company's minority-owned welded tube joint venture.

         General corporate. General corporate income in both periods includes interest income and dividend income on $80 million of nonvoting preferred securities of Special Metals Corporation which accrues at an annual rate of 6.625%. General corporate income in the first quarter of 2000 includes a $1.2 million gain on the previously reported sale of the Company's interest in its castings joint venture.

         Interest expense. Interest expense in the first quarter of 2001 was lower than in the comparable 2000 period, primarily due to lower borrowing levels and slightly lower interest rates.

         Income taxes. The Company's consolidated effective income tax rate approximated the U.S. statutory rate in both periods. The Company operates in several tax jurisdictions and is subject to various income tax rates. As a result, the geographical mix of pretax income (loss) can impact the Company's effective tax rate. See Note 8 to the Consolidated Financial Statements.

         Minority interest. Dividend expense related to the Company's 6.625% Convertible Preferred Securities approximated $3.3 million in both the 2001 and 2000 periods and is reported as minority interest, net of allocable income taxes.

         Outlook. The outlook section contains a number of forward looking statements, all of which are based on current expectations. Actual results may differ materially. See Note 10 to the Consolidated Condensed Financial Statements - "Commitments and Contingencies" regarding commitments, contingencies, legal, environmental, and other matters, which information is incorporated herein by reference and may affect the Company's future results of operations and liquidity.

         Sales revenues in 2001 are expected to range from $500 million to $510 million, reflecting the net effects of increased sales volume, price increases in certain products and changes in mix. The Company currently expects both mill and melted product sales volume to increase 15% to 20% in 2001 over prior year levels. Selling prices (expressed in U.S. dollars using actual currency exchange rates during the respective periods) on aerospace product shipments, while difficult to forecast, are expected to rise during 2001. However, recently announced selling price increases are expected to principally affect the second half of 2001 due to associated product lead times. Average selling prices per kilogram, as reported by the Company, reflect the net effects of changes in selling prices, currency exchange rates, and customer and product mix. Accordingly, average selling prices are not necessarily indicative of any one factor.

         The Company's firm order backlog at the end of March 2001 was approximately $290 million. Comparable backlogs at the end of December 2000 and March 2000 were approximately $245 million and $185 million, respectively.

         Gross margins as a percent of sales are presently expected to increase over the year, however, energy, raw material and other cost increases could substantially offset expected realized selling price increases in 2001. TIMET is experiencing increases in energy cost as a result of higher natural gas and electricity prices in the U.S. The Company is also experiencing increases in the cost for purchased titanium scrap. The Company currently believes its gross margin for 2001 will approximate 7.5% of sales. Selling, general, administrative, and development expenses should approximate $45 million, excluding Boeing special items discussed below, while interest expense is expected to approximate $3 million. Minority interest expense on the Company's Convertible Preferred Securities is expected to approximate 2000 levels. Excluding the Boeing special items, the Company expects to report an operating loss and a net loss in 2001, but at substantially lower levels than 2000.

         For the second quarter of 2001, sales revenue is expected to approximate $120 million. Mill product sales volume is likely to be comparable to first quarter levels while melted product sales volume may decline about 10%. Most of the melted product (ingot and slab) that the Company produces is consumed internally in the manufacture of mill products. Accordingly, melted product sales volume can vary significantly from period to period and is influenced by customer order mix and capacity availability. Gross margin in the second quarter is expected to approximate 6.5% of sales. Selling, general, administrative, and development expenses in the second quarter of 2001 should increase slightly over first quarter levels, excluding Boeing special items. Interest expense in the second quarter of 2001 is expected to approximate $1 million. Minority interest expense on the Company's Convertible Preferred Securities is expected to approximate first quarter 2001 levels. Boeing special items that are expected to be reported in the second quarter of 2001 are discussed below.

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

         At the present time, the Company is aware of only three ingots that have been demonstrated to contain tungsten inclusions; however, further investigation may identify other material that has been similarly affected. During the first quarter of 2001, the Company accrued an estimated loss of $1 million related to this matter for costs that are reasonably estimable. Until this investigation is completed, the Company is unable to determine the possible remedial steps that may be required and whether the Company might incur any material liability with respect to this matter. The Company currently believes that it is unlikely that its insurance policies will provide coverage for any costs that may be associated with this matter. However the Company currently intends to seek full recovery from the silicon supplier for any liability the Company might incur in this matter, although no assurances can be given that the Company will ultimately be able to recover all or any portion of such amounts.

         In April 2001, the Company reached a settlement of the litigation between TIMET and Boeing related to the parties' 1997 long term purchase and supply agreement ("LTA"). Pursuant to the settlement, the Company received a cash payment of $82 million. In the second quarter of 2001, the Company expects to report approximately $73 million (cash settlement less legal fees) as other operating income, with partially offsetting operating expenses of approximately $8 million to $13 million for profit sharing and other costs to be reported as a component of selling, general, administrative and development expense (collectively the "Boeing special items"), resulting in a net pre-tax income effect of $60 million to $65 million in such period.

         In connection with the settlement, TIMET and Boeing also entered into an amended LTA that, among other things, allows Boeing to purchase up to 7.5 million pounds of titanium product annually from TIMET through 2007, subject to certain maximum quarterly volume levels. Under the amended LTA, Boeing will advance TIMET $28.5 million annually for 2002 through 2007 (in December 2001 for 2002, with subsequent advances early each calendar year beginning 2003). The LTA is structured as a take-or-pay agreement such that Boeing will forfeit a proportionate part of the $28.5 million annual advance in the event that its orders for delivery for such calendar year are less than 7.5 million pounds. Under a separate agreement TIMET will establish and hold buffer stock for Boeing at TIMET's facilities.

         The Company's effective consolidated tax rate in 2001 should approximate the U.S. statutory rate. However, the Company operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income (loss) can impact the Company's overall effective tax rate. For financial reporting purposes, the Company has recognized the tax benefit of substantially all of its net operating loss carryforwards, and expects that tax provisions and benefits to be recognized during 2001 will principally be deferred income tax items with cash income tax payments expected in certain foreign jurisdictions. For U.S. federal income tax purposes, the Company had net operating loss carryforwards of approximately $100 million at March 31, 2001 and, accordingly, does not expect the Boeing settlement to result in any material cash income tax payments. The Company periodically reviews the recoverability of its deferred tax assets to determine whether future realization is more likely than not. Based on such periodic reviews, the Company could record an additional valuation allowance related to its deferred tax assets in the future.

         The Company expects to generate positive cash flow from operations in 2001 in the range of $70 million to $90 million principally due to the Boeing settlement and the related $28.5 million advance. Depreciation and amortization expense should approximate $41 million in 2001. Receivables and inventory levels are expected to increase in 2001 to support the anticipated increase in sales. In April 2001, the Company announced that it intends to resume payment of dividends on its Convertible Preferred Securities with the next scheduled payment due on June 1, 2001. The Company also intends to pay the aggregate amount of dividends that have been previously deferred on or before that date. At March 31, 2001, accrued dividends approximated $14.5 million. Dividends on the Company's common stock are prohibited under the Company's U.S. credit agreement. Capital spending for 2001 is currently expected to range from $15 million to $20 million, covering principally capacity enhancements, capital maintenance, and safety and environmental projects. The Company expects its current net debt position to change to a net cash position during 2001. At March 31, 2001, the Company had approximately $107 million of borrowing availability under its various worldwide credit agreements. The Company believes its cash, cash flow from operations, and borrowing availability will satisfy its expected working capital, capital expenditures and other requirements in 2001.

            LIQUIDITY AND CAPITAL RESOURCES

            The Company's consolidated cash flows provided by operating, investing, and financing activities are presented below:

                                                                        Three months ended March 31,
                                                                   ---------------------------------------
                                                                       2001                       2000
                                                                   ------------               ------------
                                                                                (In millions)
Cash provided (used) by:
     Operating activities:
         Excluding changes in assets and liabilities               $        4.4               $       (1.3)
         Changes in assets and liabilities                                (17.4)                      19.2
                                                                   ------------               ------------
                                                                          (13.0)                      17.9
     Investing activities                                                  (2.6)                       4.9
     Financing activities                                                  10.6                      (36.8)
                                                                   ------------               ------------

     Net cash provided (used) by operating, investing
         and financing activities                                  $       (5.0)              $      (14.0)
                                                                   ============               ============


         Operating activities. Cash used by operating activities, excluding changes in assets and liabilities, generally followed the trend in operating results. Changes in assets and liabilities reflect primarily the timing of purchases, production and sales and can vary significantly from period to period. Accounts receivable increased in the first quarter of 2001 as a result of both the increase in sales as well as sales levels being higher in the later part of the quarter. Additionally, in the first quarter of 2000, there was a significant reduction in receivables attributable to $16 million of customer payments related to a previously reported bill and hold shipment in 1999. Inventories decreased in the first quarter of 2001 principally as a result of a continued emphasis on inventory management. Changes in accounts payable and accrued liabilities reflect, among other things, the timing of payments to suppliers of titanium sponge and other raw materials purchases.

         Dividends on the Company's $80 million of Special Metals Corporation 6.625% convertible preferred securities had been deferred by SMC. However, in April 2000, SMC resumed dividend payments of $1.3 million each quarter. There can be no assurance that TIMET will continue to receive additional dividends in the future.

         The Company's Convertible Preferred Securities do not require principal amortization, and TIMET has the right to defer dividend payments for one or more periods of up to 20 consecutive quarters for each period. In April 2000, the Company exercised its right to defer future dividend payments on these securities for a period of 10 quarters, although interest continued to accrue at the coupon rate on the principal and unpaid dividends. In April 2001, the Company announced that it intends to resume payment of dividends on its Convertible Preferred Securities with the next scheduled payment on June 1, 2001. The Company also intends to pay the aggregate amount of dividends that have previously been deferred on or before the same date. At March 31, 2001, accrued dividends on the Convertible Preferred Securities were approximately $14.5 million.

         Restructuring and special items are described in Note 7 to the Consolidated Financial Statements.

         Investing activities. The Company's capital expenditures were $2.6 million for the three months ended March 31, 2001 compared to $2.1 million for the same period in 2000 principally for capacity enhancements, capital maintenance, and safety and environmental projects. In the first quarter of 2000, the Company sold its interest in the castings joint venture to Wyman-Gordon for $7 million and recorded a pretax gain of $1.2 million.

         Financing activities. At March 31, 2001, the Company's net debt was approximately $50 million ($55 million of notes payable and debt, principally borrowings under the Company's U.S. and U.K. credit agreements, less $5 million of cash and equivalents). The Company also had approximately $107 million of borrowing availability under its various worldwide credit agreements. Net borrowings in the 2001 period were primarily attributed to funding of increases in working capital. Net repayments in the 2000 period reflect reductions of outstanding borrowings principally in the U.S.

         Commitments and Contingencies. In April 2001, the Company received a cash payment of $82 million in connection with the settlement of its litigation with Boeing. The Company anticipates that such proceeds will be used to (i) repay a substantial portion of the Company's outstanding revolving bank debt,
(ii) pay the deferred dividends on the Company's Convertible Preferred Securities, and (iii) pay legal and other costs associated with the Boeing settlement. See Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook" for additional information regarding the Boeing settlement, which information is incorporated herein by reference.

         See Note 10 to the Consolidated Financial Statements for additional discussion of environmental and legal matters.

         Other. The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, the Company in the past has sought and in the future may seek, to raise additional capital, modify its common and preferred dividend policies, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of capital stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         Interest Rates. Information regarding the Company's market risk relating to interest rate volatility was disclosed in the Company's Form 10-K for the year ended December 31, 2000 and should be read in conjunction with this interim financial information. Since December 31, 2000, there has been no significant change in the Company's exposure to market risks.

         Foreign Currency Exchange Rates. The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of its international operations. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.

PART II - OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

            Reference is made to Note 10 of the Consolidated Financial Statements which information is incorporated herein by reference and to the Company's 2000 Annual Report on Form 10K for descriptions of certain previously reported legal proceedings.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:

                  10.1 Settlement Agreement and Release of Claims dated April 19, 2001 between Titanium Metals Corporation and the Boeing Company

            (b)   Reports on Form 8-K:

                  Reports on Form 8-K filed by the Registrant for the quarter ended March 31, 2001 and the month of April, 2001:

                          Date of Report          Items Reported
                      ----------------------    ------------------
                         January 11, 2001    -         5 and 7
                         January 12, 2001    -         5 and 7
                         January 29, 2001    -         5 and 7
                         April 23, 2001      -         5 and 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             TITANIUM METALS CORPORATION
                                      ------------------------------------------
                                                    (Registrant)




Date: May 7, 2001                  By  /s/ Mark A. Wallace
------------------------              ------------------------------------------
                                      Mark A. Wallace
                                      (Executive Vice President and
                                      Chief Financial Officer)



Date: May 7, 2001                  By  /s/ JoAnne A. Nadalin
------------------------              ------------------------------------------
                                      JoAnne A. Nadalin
                                      Vice President and Corporate Controller
                                      (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 10.1       Settlement Agreement and Release of Claims dated April 19, 2001 between
            Titanium Metals Corporation and the Boeing Company