Form 10-Q
period 2001-06-30
TITANIUM METALS CORP
filed 2001-08-02
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

                                                        OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

                         Commission file number 0-28538



                           Titanium Metals Corporation
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




                    Delaware                                   13-5630895
-----------------------------------------            ---------------------------
        (State or other jurisdiction of                       (IRS Employer
incorporation or organization)                             Identification No.)





1999 Broadway, Suite 4300, Denver, Colorado                       80202
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


Number of shares of common stock outstanding on July 31, 2001: 31,877,497 .
                                                               ----------

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and under the captions "Results of Operations" and "Liquidity and Capital Resources" (both contained in Management's Discussion and Analysis of Financial Condition and Results of Operations), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "could," "anticipates," "expects" or comparable terminology or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including in those portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission which include, but are not limited to, the cyclicality of the commercial aerospace industry, the performance of aerospace manufacturers under their long-term purchase agreements with the Company, the difficulty in forecasting demand for titanium products, global economic conditions, global productive capacity for titanium, changes in product pricing and costs, the impact of long-term contracts with vendors on the ability of the Company to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, fluctuations in currency exchange rates, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product development, the supply of raw materials and services, changes in raw material and other operating costs (including energy costs) and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.


                           TITANIUM METALS CORPORATION

                                      INDEX


                                                                                              Page
                                                                                             Number

PART I.       FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Balance Sheets - June 30, 2001 and
                      December 31, 2000                                                        2-3

                    Consolidated Statements of Operations - Three months and
                      six months ended June 30, 2001 and 2000                                   4

                    Consolidated Statements of Comprehensive Income (Loss) -
                      Three months and six months ended June 30, 2001 and 2000                  5

                    Consolidated Statements of Cash Flows - Six months
                      ended June 30, 2001 and 2000                                             6-7

                    Consolidated Statement of Changes in Stockholders' Equity -
                      Six months ended June 30, 2001                                            8

                    Notes to Consolidated Financial Statements                                9-16

         Item 2.    Management's Discussion and Analysis of Financial
                      Condition, Results of Operations and Liquidity
                      and Capital Resources                                                   17-24

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk                 25

PART II.     OTHER INFORMATION

         Item 1.    Legal Proceedings                                                          26

         Item 4.    Submission of Matters to a Vote of Security Holders                        26

         Item 6.    Exhibits and Reports on Form 8-K                                           26

                                      -1-

                           TITANIUM METALS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

ASSETS                                                                         June 30,
                                                                                 2001                December 31,
                                                                             (unaudited)                 2000
                                                                         ---------------------    --------------------
Current assets:
   Cash and cash equivalents                                             $        24,802          $         9,796
   Accounts and other receivables, less allowance
     for doubtful accounts of $2,808 and $2,927                                   80,136                   75,913
   Receivable from related parties                                                 4,355                    5,029
   Refundable income taxes                                                           418                      637
   Inventories                                                                   147,435                  148,384
   Prepaid expenses and other                                                     13,458                    8,049
   Deferred income taxes                                                             686                      397
                                                                         ---------------------    --------------------
     Total current assets                                                        271,290                  248,205
                                                                         ---------------------    --------------------


Other assets:
   Investments in joint ventures                                                  18,851                   18,136
   Preferred securities                                                           80,000                   80,000
   Accrued dividends on preferred securities                                       8,665                    8,136
   Goodwill                                                                       46,218                   49,305
   Other intangible assets                                                        11,500                   13,258
   Deferred income taxes                                                          12,887                   27,820
   Other                                                                          12,214                   12,156
                                                                         ---------------------    --------------------
     Total other assets                                                          190,335                  208,811
                                                                         ---------------------    --------------------


Property and equipment:
   Land                                                                            6,114                    6,158
   Buildings                                                                      35,733                   37,593
   Information technology systems                                                 53,954                   54,426
   Manufacturing and other                                                       289,802                  305,856
   Construction in progress                                                        7,249                    8,811
                                                                         ---------------------    --------------------
                                                                                 392,852                  412,844
   Less accumulated depreciation                                                 118,225                  110,714
                                                                         ---------------------    --------------------
     Net property and equipment                                                  274,627                  302,130
                                                                         ---------------------    --------------------

                                                                         $       736,252          $       759,146
                                                                         =====================    ====================

                           TITANIUM METALS CORPORATION

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY                      June 30,
                                                                               2001                 December 31,
                                                                            (unaudited)                 2000
                                                                        --------------------    ---------------------

Current liabilities:
   Notes payable                                                        $         2,116         $        24,112
   Current maturities of long-term debt and
     capital lease obligations                                                      326                   2,011
   Accounts payable                                                              50,248                  50,456
   Accrued liabilities                                                           45,159                  36,180
   Payable to related parties                                                     1,521                   1,099
   Income taxes                                                                     434                     852
   Deferred income taxes                                                              -                   1,132
                                                                        --------------------    ---------------------
     Total current liabilities                                                   99,804                 115,842
                                                                        --------------------    ---------------------

Noncurrent liabilities:
   Long-term debt                                                                 5,122                  18,953
   Capital lease obligations                                                      8,089                   8,642
   Payable to related parties                                                     1,332                   1,332
   Accrued OPEB cost                                                             17,379                  18,219
   Accrued pension cost                                                           5,906                   5,361
   Accrued environmental cost                                                     3,262                   3,262
   Deferred income taxes                                                          9,255                   9,655
   Accrued dividends on Convertible Preferred Securities                              -                  11,154
   Other                                                                            111                     117
                                                                        --------------------    ---------------------
     Total noncurrent liabilities                                                50,456                  76,695
                                                                        --------------------    ---------------------

Minority interest - Company-obligated mandatorily
   redeemable preferred securities of subsidiary trust
   holding solely subordinated debt securities
   ("Convertible Preferred Securities")                                         201,250                 201,250
Other minority interest                                                           8,147                   7,844

Stockholders' equity:
   Preferred stock                                                                    -                       -
   Common stock                                                                     320                     319
   Additional paid-in capital                                                   350,550                 350,078
   Retained earnings                                                             51,861                  25,925
   Accumulated other comprehensive loss                                         (24,121)                (16,408)
   Treasury stock, at cost (90 shares)                                           (1,208)                 (1,208)
   Deferred compensation                                                           (807)                 (1,191)
                                                                        --------------------    ---------------------
     Total stockholders' equity                                                 376,595                 357,515
                                                                        --------------------    ---------------------

                                                                        $       736,252         $       759,146
                                                                        ====================    =====================

Commitments and contingencies (Note 10)

          See accompanying notes to consolidated financial statements.
                                      -3-



                           TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                      (In thousands, except per share data)

                                                          Three months ended                  Six months ended
                                                               June 30,                           June 30,
                                                    -------------------------------    -------------------------------
                                                        2001              2000             2001              2000
                                                    --------------    -------------    --------------    -------------
Revenues and other income:
   Net sales                                        $    120,035      $    108,838     $    244,043      $    213,550
   Equity in earnings (losses)
     of joint ventures                                       248              (672)           1,114              (725)
   Other, net                                             75,379             1,364           77,615             3,893
                                                    --------------    -------------    --------------    -------------
                                                         195,662           109,530          322,772           216,718
                                                    --------------    -------------    --------------    -------------
Costs and expenses:
   Cost of sales                                         123,514           107,619          240,260           215,630
   Selling, general, administrative
     and development                                      21,211            11,216           31,911            22,557
   Restructuring charge (credit)                               -              (896)            (220)            2,805
   Interest                                                1,083             1,996            2,594             4,258
                                                    --------------    -------------    --------------    -------------
                                                         145,808           119,935          274,545           245,250
                                                    --------------    -------------    --------------    -------------
     Income (loss) before income taxes,
       minority interest and
       extraordinary item                                 49,854           (10,405)          48,227           (28,532)

Income tax expense (benefit)                              17,532            (3,653)          16,963           (10,037)
Minority interest - Convertible
   Preferred Securities, net of tax                        2,493             2,191            4,679             4,358
Other minority interest, net of tax                          277               575              649               915
                                                    --------------    -------------    --------------    -------------

     Income (loss) before
         extraordinary item                               29,552            (9,518)          25,936           (23,768)

Extraordinary item, net of tax                                 -                 -                -              (873)
                                                    --------------    -------------    --------------    -------------

     Net income (loss)                              $     29,552      $     (9,518)    $     25,936      $    (24,641)
                                                    ==============    =============    ==============    =============

Earnings (loss) per share:
   Basic:
     Before extraordinary item                      $       .94       $      (.30)     $       .82       $      (.76)
     Extraordinary item                                       -                 -                -              (.03)
                                                    --------------    -------------    --------------    -------------
                                                    $       .94       $      (.30)     $       .82       $      (.79)
                                                    ==============    =============    ==============    =============
   Diluted:
     Before extraordinary item                      $       .86       $      (.30)     $       .82       $      (.76)
     Extraordinary item                                       -                 -                -              (.03)
                                                    --------------    -------------    --------------    -------------
                                                    $       .86       $      (.30)     $       .82       $      (.79)
                                                    ==============    =============    ==============    =============

Weighted average shares outstanding:
   Common shares                                          31,504            31,373           31,460            31,372
   Diluted shares                                         37,193            31,373           31,755            31,372

          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

                                 (In thousands)

                                                          Three months ended                  Six months ended
                                                               June 30,                           June 30,
                                                    -------------------------------    -------------------------------
                                                        2001              2000             2001              2000
                                                    --------------    -------------    --------------    -------------

Net income (loss)                                   $    29,552       $    (9,518)     $    25,936       $   (24,641)

Other comprehensive loss - currency
   translation adjustment                                (3,404)           (5,145)          (7,713)           (7,777)
                                                    --------------    -------------    --------------    -------------

     Comprehensive income (loss)                    $    26,148       $   (14,663)     $    18,223       $   (32,418)
                                                    ==============    =============    ==============    =============





          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                 (In thousands)
                                                                           Six months ended June 30,
                                                                     -------------------------------------
                                                                           2001                2000
                                                                     -----------------    ----------------

Cash flows from operating activities:
   Net income (loss)                                                 $      25,936        $     (24,641)
   Depreciation and amortization                                            20,161               21,406
   Noncash restructuring (credit) charge                                      (220)               2,405
   Noncash special charges                                                  14,599                6,729
   Gain on sale of castings joint venture                                        -               (1,205)
   Extraordinary loss on early extinguishment of debt, net                       -                  873
   Equity in (earnings) losses of joint ventures,
     net of distributions                                                     (714)                 975
   Deferred income taxes                                                    14,998              (11,781)
   Other minority interest                                                     649                  915
   Other, net                                                                  781                   47
   Change in assets and liabilities:
     Receivables                                                            (6,362)              21,437
     Accrued dividends receivable on preferred securities                     (529)              (1,485)
     Inventories                                                            (2,923)              27,061
     Prepaid expenses and other                                             (4,725)                 539
     Accounts payable and accrued liabilities                                5,509              (16,266)
     Accrued restructuring charges                                            (395)              (1,904)
     Income taxes                                                               90                8,012
     Accounts with related parties, net                                      1,457               (2,559)
     Accrued OPEB and pension costs                                           (286)              (1,640)
     Accrued dividends on Convertible Preferred Securities                 (10,043)               3,358
     Other, net                                                             (2,793)              (2,987)
                                                                     -----------------    ----------------
       Net cash provided by operating activities                            55,190               29,289
                                                                     -----------------    ----------------

Cash flows from investing activities:
   Capital expenditures                                                     (4,200)              (4,814)
   Proceeds from sale of castings joint venture                                  -                7,000
                                                                     -----------------    ----------------
       Net cash (used) provided by investing activities                     (4,200)               2,186
                                                                     -----------------    ----------------

Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                            272,015              194,715
     Repayments                                                           (308,557)            (240,805)
   Issuance of common stock                                                    513                    -
   Other, net                                                                  (79)                (114)
                                                                     -----------------    ----------------
       Net cash used by financing activities                               (36,108)             (46,204)
                                                                     -----------------    ----------------

       Net cash provided (used) by operating,
         investing and financing activities                          $      14,882        $     (14,729)
                                                                     =================    ================

          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

          CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (CONTINUED)

                                 (In thousands)



                                                                                      Six months ended June 30,
                                                                                 -------------------------------------
                                                                                       2001                2000
                                                                                 -----------------    ----------------

Cash and cash equivalents:
   Net increase (decrease) from:
     Operating, investing and financing activities                               $      14,882        $     (14,729)
     Currency translation                                                                  124                  288
                                                                                 -----------------    ----------------
                                                                                        15,006              (14,441)
   Balance at beginning of period                                                        9,796               20,671
                                                                                 -----------------    ----------------

   Balance at end of period                                                      $      24,802        $       6,230
                                                                                 =================    ================



Supplemental disclosures - cash paid for:
   Interest, net of amounts capitalized                                          $       2,127        $       3,915
   Convertible Preferred Securities dividends                                    $      17,227        $       3,333
   Income taxes, net                                                             $       1,926        $           -





          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

                         Six months ended June 30, 2001

                                 (In thousands)




                                                                                Accumulated Other
                                                                                Comprehensive Loss
                                                 Additional                   -----------------------                     Total
                                 Common  Common  Paid-In  Retained    Currency     Pension   Treasury    Deferred      Stockholders'
                                 Shares  Stock   Capital  Earnings  Translation  Liabilities Stock      Compensation     Equity
                               --------- ------- -------- --------- ----------- ------------ ---------- -------------  -------------

Balance at December 31, 2000     31,817  $ 319  $ 350,078 $ 25,925  $ (10,920)  $  (5,488)    $ (1,208)  $   (1,191)    $   357,515

Components of comprehensive
   income (loss):
     Net income                       -      -          -   25,936          -           -            -            -          25,936
     Change in currency
        translation adjustment        -      -          -        -     (7,713)          -            -            -          (7,713)

Issuance of common stock             80      1        577        -          -           -            -            -             578

Stock awards (cancellations)
   under the long-term
   incentive plan                   (20)     -       (105)       -          -           -            -          105               -

Amortization of deferred
   compensation                       -      -          -        -          -           -            -          279             279
                               --------- ------- --------- --------- ----------  ------------ ---------- -------------  ------------

Balance at June 30, 2001         31,877  $ 320  $ 350,550 $ 51,861  $ (18,633)  $  (5,488)    $ (1,208)   $    (807)    $   376,595
                               ========= ======= ========= ========= ==========  ============ ========== =============  ============



          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - Organization and basis of presentation:

     Titanium Metals Corporation ("TIMET") is a vertically integrated producer of titanium sponge, melted products and a variety of mill products for aerospace, industrial and other applications. At June 30, 2001, Tremont Corporation ("Tremont") held approximately 39% of TIMET's outstanding common stock. At June 30, 2001, the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi, Inc., ("Valhi") to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Valhi and related companies, held approximately 2% of TIMET's common stock. At June 30, 2001, subsidiaries of Valhi held an aggregate of approximately 80% of Tremont's outstanding common stock, and Contran Corporation ("Contran") held, directly or through subsidiaries, approximately 93% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT. Mr. Simmons may be deemed to control each of Contran, Valhi, Tremont and TIMET.

     The consolidated balance sheet of TIMET and subsidiaries (collectively, the "Company") at December 31, 2000 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2001 and the consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the interim periods ended June 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective January 1, 2001. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives are recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives is dependent upon the intended use of the derivative. As permitted by the transition requirements of SFAS No. 133, as amended, the Company has exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives that were issued or acquired prior to January 1, 1999. The Company is not a party to any significant derivative or hedging instrument covered by SFAS No. 133, and the adoption of SFAS No. 133 had no material effect on the Company's consolidated financial position, liquidity or results of operations.

Note 2 - Business segment information:

     The Company's worldwide operations are conducted through one business segment - the production and sale of titanium melted and mill products.


                                                           Three months ended                  Six months ended
                                                                June 30,                           June 30,
                                                     -------------------------------    -------------------------------
                                                         2001             2000              2001             2000
                                                     -------------    --------------    --------------   --------------
                                                             (In thousands)                     (In thousands)

Net sales                                            $    120,035     $    108,838      $    244,043     $    213,550
Cost of sales                                             123,514          107,619           240,260          215,630
                                                     -------------    --------------    --------------   --------------

Gross margin                                               (3,479)           1,219             3,783           (2,080)

Selling, general, administrative
   and development                                         21,211           11,216            31,911           22,557
Equity in (earnings) loss of
   joint ventures                                            (248)             672            (1,114)             725
Restructuring charge (income)                                   -             (896)             (220)           2,805
Other expense (income)                                    (73,052)            (305)          (73,588)            (284)
                                                      -------------   --------------    --------------   --------------

Operating income (loss)                                    48,610           (9,468)           46,794          (27,883)

General corporate income:
   Dividends and interest income                            2,039            1,406             3,571            3,054
   Gain on sale of castings joint venture                       -                -                 -            1,205
   Currency transactions and other, net                       288             (347)              456             (650)
Interest expense                                            1,083            1,996             2,594            4,258
                                                     -------------    --------------    --------------   --------------

Income (loss) before income taxes,
   minority interest, and
   extraordinary item                                $     49,854     $    (10,405)     $     48,227     $    (28,532)
                                                      =============    ==============   ==============   ==============

Titanium melted and mill products:
   Mill product net sales                            $     89,980     $     82,799      $    183,778     $    166,229
   Melted product net sales                                14,456           12,308            29,134           20,657
   Other                                                   15,599           13,731            31,131           26,664
                                                     -------------    --------------    --------------   --------------

                                                     $    120,035     $    108,838      $    244,043     $    213,550
                                                     =============    ==============    ==============   ==============
Mill product shipments:
   Volume (metric tons)                                     3,045            2,890             6,230            5,590
   Average price ($ per kilogram)                    $      29.55      $     28.65       $     29.50      $     29.70

Melted product shipments:
   Volume (metric tons)                                     1,040              905             2,070            1,495
   Average price ($ per kilogram)                    $      13.90      $     13.60       $     14.05      $     13.85


Note 3 - Inventories:

                                                                                 June 30,             December 31,
                                                                                   2001                   2000
                                                                            -------------------    -------------------
                                                                                         (In thousands)

Raw materials                                                               $        32,618        $        31,127
Work-in-process                                                                      82,780                 74,631
Finished products                                                                    45,087                 53,685
Supplies                                                                             12,700                 14,991
                                                                            -------------------    -------------------
                                                                                    173,185                174,434
Less adjustment of certain
   inventories to LIFO basis                                                         25,750                 26,050
                                                                            -------------------    -------------------

                                                                            $       147,435        $       148,384
                                                                            ===================    ===================

Note 4 - Intangible and other noncurrent assets:


                                                                                 June 30,             December 31,
                                                                                   2001                   2000
                                                                            -------------------    -------------------
                                                                                         (In thousands)
Intangible assets:
   Patents                                                                  $        12,972        $        13,521
   Covenants not to compete                                                           8,500                  8,500
                                                                            -------------------    -------------------
                                                                                     21,472                 22,021
   Less accumulated amortization                                                     13,661                 12,452
                                                                            -------------------    -------------------
                                                                                      7,811                  9,569
   Intangible pension assets                                                          3,689                  3,689
                                                                            -------------------    -------------------

                                                                            $        11,500        $        13,258
                                                                            ===================    ===================

Other noncurrent assets:
   Deferred financing costs                                                 $         8,742        $         9,194
   Notes receivable from officers                                                       163                    544
   Prepaid pension cost                                                               2,545                  1,359
   Other                                                                                764                  1,059
                                                                            -------------------    -------------------

                                                                            $        12,214        $        12,156
                                                                            ===================    ===================


Note 5 - Accrued liabilities:
                                                                                 June 30,             December 31,
                                                                                   2001                   2000
                                                                            -------------------    -------------------
                                                                                         (In thousands)

OPEB cost                                                                   $         3,042        $         3,129
Pension cost                                                                          1,080                  1,251
Accrued profit sharing                                                               10,339                      -
Other employee benefits                                                              13,710                 15,120
Accrued dividends on Convertible Preferred Securities                                 1,111                      -
Deferred income                                                                         564                  2,558
Accrued tungsten costs                                                                3,450                      -
Environmental costs                                                                     724                    818
Restructuring costs                                                                     394                  1,012
Taxes, other than income                                                              4,090                  3,593
Other                                                                                 6,655                  8,699
                                                                            -------------------    -------------------

                                                                            $        45,159        $        36,180
                                                                            ===================    ===================

Note 6 - Notes payable, long-term debt and capital lease obligations:

                                                                                 June 30,             December 31,
                                                                                   2001                   2000
                                                                            -------------------    -------------------
                                                                                         (In thousands)
Notes payable:
   U.S. credit agreement                                                    $             7        $        19,893
   European credit agreements                                                         2,109                  4,219
                                                                            -------------------    -------------------

                                                                            $         2,116        $        24,112
                                                                            ===================    ===================

Long-term debt:
   Bank credit agreement - U.K.                                             $         4,958        $        20,263
   Other                                                                                318                    514
                                                                            -------------------    -------------------
                                                                                      5,276                 20,777
   Less current maturities                                                              154                  1,824
                                                                            -------------------    -------------------

                                                                            $         5,122        $        18,953
                                                                            ===================    ===================


Capital lease obligations                                                   $         8,261        $         8,829
   Less current maturities                                                              172                    187
                                                                            -------------------    -------------------

                                                                            $         8,089        $         8,642
                                                                            ===================    ===================

     Upon entering into new U.S. and U.K. credit facilities in February 2000, the Company's previous U.S. credit facility was repaid and terminated. The deferred financing costs associated with the previous U.S. facility were written off and reflected as an extraordinary item in 2000 of $.9 million, net of tax.

     The weighted average interest rate on borrowings outstanding under the U.S. and U.K. credit agreements at June 30, 2001 was 7.5% and 6.2%, respectively. As of June 30, 2001, the Company had approximately $148.5 million of unused borrowing availability under its U.S. and European credit agreements.

Note 7- Restructuring and other special charges:

     Accrued restructuring costs of $.4 million at June 30, 2001 consist of unpaid personnel severance and benefits and other exit costs (primarily carrying costs on closed leased facilities) relating to the Company's restructuring plans implemented during 1999 and 2000. During the six months ended June 30, 2001, payments of $.4 million were applied against the accruals related to the 2000 plan, while payments related to the 1999 plan were insignificant. During the first quarter of 2001, the Company also recorded income of $.2 million related to revisions to estimates of previously established restructuring accruals.

     During the second quarter of 2001, the Company recorded $10.8 million in special charges to cost of sales for the impairment of certain equipment located in Millbury, Massachusetts. The Company recently completed studies of the potential uses of this equipment in the foreseeable future as well as the economic viability of those alternatives, resulting in the determination that the equipment's undiscounted future cash flows could no longer support its carrying value. The loss on impairment represents the difference between the equipment's estimated fair value, as determined through a third-party appraisal, and its previous carrying amount.

     The Company also recorded special charges to cost of sales aggregating $3.8 million for the six months ended June 30, 2001 ($2.8 million in the second quarter of 2001) for potential losses related to products which may contain tungsten inclusions. See Note 10 for additional information.

     During the first quarter of 2000, the Company recorded special charges to cost of sales aggregating $6.7 million, consisting of $3.4 million in equipment-related impairment charges and $3.3 million of environmental charges. Certain accrued environmental costs are reflected as noncurrent liabilities in the consolidated balance sheet at June 30, 2001 and December 31, 2000 as they are expected to be paid over a period of up to thirty years.

Note 8 - Income taxes:

     The  difference   between  the  Company's  income  tax  expense   (benefit)
attributable to pretax income (loss) and the amounts that would be expected using the U.S. federal statutory income tax rate of 35% is summarized below.

                                                                                    Six months ended June 30,
                                                                            ------------------------------------------
                                                                                   2001                   2000
                                                                            -------------------    -------------------
                                                                                         (In thousands)

Expected income tax expense (benefit), at 35%                               $        16,879        $        (9,987)
Non-U.S. tax rates                                                                      277                    561
U.S. state income taxes, net                                                            662                   (313)
Dividends received deduction                                                           (632)                  (688)
Adjustment of deferred tax valuation allowance                                          (39)                   336
Other, net                                                                             (184)                    54
                                                                            -------------------    -------------------

                                                                            $        16,963        $       (10,037)
                                                                            ===================    ===================

Note 9 - Other, net:

                                                          Three months ended                  Six months ended
                                                               June 30,                           June 30,
                                                    -------------------------------    -------------------------------
                                                        2001              2000             2001              2000
                                                    --------------    -------------    --------------    -------------
                                                            (In thousands)                     (In thousands)

Dividends and interest income                       $      2,039      $     1,406      $      3,571      $     3,054
Boeing settlement, net                                    73,000                -            73,000                -
Gain on sale of castings joint venture                         -                -                 -            1,205
Other income (expense)                                       340              (42)            1,044             (366)
                                                    --------------    -------------    --------------    -------------

                                                    $     75,379      $     1,364      $     77,615      $     3,893
                                                    ==============    =============    ==============    =============

Note 10 - Commitments and contingencies:

     For additional information concerning certain legal proceedings and contingencies related to the Company, see (i) Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition, Results of Operations and Liquidity and Capital Resources," (ii) Part II, Item 1 - "Legal Proceedings," and (iii) the 2000 Annual Report on Form 10K.

     In April 2001, the Company reached a settlement of the previously reported litigation between TIMET and The Boeing Company ("Boeing") relating to the parties' 1997 long-term titanium purchase and supply agreement. Pursuant to the settlement, TIMET received a cash payment of $82.0 million and recorded $73.0 million (cash settlement less legal fees of $9.0 million) as other operating income and approximately $10.3 million for profit sharing and other costs as selling, general, administrative and development expense for the three and six month periods ended June 30, 2001. The parties also entered into an amended long-term agreement that, among other things, allows Boeing to purchase up to
7.5 million pounds of titanium product annually from TIMET through 2007, subject to certain maximum quarterly volume levels. Under a separate agreement, TIMET will establish and hold titanium buffer stock for Boeing at TIMET's facilities. See Part I, Item 2.A. - "Financial Condition and Results of Operations - Boeing Special Items" for additional information regarding the settlement with Boeing.

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

     At the present time, the Company is aware of only four standard grade ingots that have been demonstrated to contain tungsten inclusions; however, further investigation may identify other material that has been similarly affected. Until this investigation is completed, the Company is unable to determine the possible remedial steps that may be required and the ultimate liability the Company may incur with respect to this matter. During the second quarter of 2001, the Company completed an assessment of the possible loss the Company might incur. As a result, the Company increased its loss accrual by $2.8 million in the second quarter of 2001 to an aggregate charge through June 30, 2001 of $3.8 million. This amount represents the Company's current best estimate of the most likely amount of loss to be incurred. It does not represent the maximum possible loss, which it is not possible for the Company to estimate at this time, and may be periodically revised in the future as more facts become known. The Company currently believes that it is unlikely that its insurance policies will provide coverage for any costs that may be associated with this matter. However, the Company has filed suit seeking full recovery from the silicon supplier for any liability the Company might incur, although no assurances can be given that the Company will ultimately be able to recover all or any portion of such amounts. The Company has not recorded any recoveries related to this matter as of June 30, 2001. See also Part I, Item 2.A. - "Financial Condition and Results of Operations - Other Special Items" for additional information.

     The Company is involved in various other environmental, contractual, product liability and other claims, disputes and litigation incidental to its business.

     The Company currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Note 11 - Earnings per share:

     A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below. Convertible Preferred Securities and restricted shares omitted from the calculation because they were antidilutive approximated 5.4 million for the six month period ended June 30, 2001 and 5.9 million for the three and six month periods ended June 30, 2000, respectively.

                                                          Three months ended                  Six months ended
                                                               June 30,                           June 30,
                                                    -------------------------------    -------------------------------
                                                        2001              2000             2001              2000
                                                    --------------    -------------    --------------    -------------
                                                            (In thousands)                     (In thousands)
Numerator:
   Net income (loss)                                $     29,552      $     (9,518)    $     25,936      $    (24,641)
   Minority interest - Convertible
     Preferred Securities                                  2,493                 -                -                 -
                                                    --------------    -------------    --------------    -------------

   Diluted net income (loss)                        $     32,045      $     (9,518)    $     25,936      $    (24,641)
                                                    ==============    =============    ==============    =============

Denominator:
   Average common shares outstanding                      31,504            31,373           31,460            31,372
   Average dilutive stock options and
     restricted shares                                       299                 -              295                 -
   Convertible Preferred Securities                        5,390                 -                -                 -
                                                    --------------    -------------    --------------    -------------

   Diluted shares                                         37,193            31,373           31,755            31,372
                                                    ==============    =============    ==============    =============


Note 12 - Accounting principle not yet adopted:

     The Company will adopt SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS 142, goodwill will not be amortized on a periodic basis, but instead will be subject to an impairment test to be performed at least on an annual basis. The Company is currently studying this new standard; however, the effect of adopting SFAS 142 has not yet been determined. The Company anticipates adoption of this standard will reduce its amortization expense commencing on January 1, 2002; however, impairment reviews may also result in future periodic write-downs.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

A.   Financial Condition and Results of Operations

     Boeing Special Items. In April 2001, the Company reached a settlement of the litigation between TIMET and Boeing related to the parties' 1997 long term purchase and supply agreement ("LTA"). Pursuant to the settlement, the Company received a cash payment of $82 million. In the second quarter of 2001, the Company reported approximately $73 million (cash settlement less legal fees) as other operating income, with partially offsetting operating expenses of approximately $10.3 million for profit sharing and other costs reported as a component of selling, general, administrative and development expense
(collectively the "Boeing Special Items"), resulting in a net pre-tax income effect of $62.7 million in the second quarter of 2001.

     In connection with the settlement, TIMET and Boeing also entered into an amended LTA that, among other things, allows Boeing to purchase up to 7.5 million pounds of titanium product annually from TIMET through 2007, subject to certain maximum quarterly volume levels. Under the amended LTA, Boeing will advance TIMET $28.5 million annually for 2002 through 2007. The annual advance will occur in December 2001 for 2002, with subsequent advances occurring early each calendar year beginning in 2003. The LTA is structured as a take-or-pay agreement such that Boeing will forfeit a proportionate part of the $28.5 million annual advance in the event that its orders for delivery for such calendar year are less than 7.5 million pounds. Under a separate agreement TIMET will establish and hold buffer stock for Boeing at TIMET's facilities, for which Boeing will pay TIMET as such stock is produced.

     Other Special Items. During the second quarter of 2001, the Company determined that an impairment of the carrying amount of certain long-lived assets located at its Millbury, Massachusetts facility had occurred. This determination was made after the Company recently completed studies of the potential uses of such assets in the foreseeable future as well as the economic viability of those alternatives. Accordingly, the Company recorded a $10.8 million pretax impairment charge to cost of sales in the second quarter of 2001, representing the difference between the assets' previous carrying amount and their estimated fair value.

     In March 2001, the Company was notified by one of its customers that a product manufactured from standard grade titanium that the Company produced contained what has been confirmed to be a tungsten inclusion. The Company believes that the source of this tungsten was contaminated silicon purchased from an outside vendor in 1998. The silicon was used as an alloying addition to the titanium at the melting stage. The Company is currently investigating the possible scope of this problem, including an evaluation of the identities of customers who received material manufactured using this silicon and the applications to which such material has been placed by such customers. At the present time, the Company is aware of only four standard grade ingots that have been demonstrated to contain tungsten inclusions; however, further investigation may identify other material that has been similarly affected. Until this investigation is completed, the Company is unable to determine the possible remedial steps that may be required and the ultimate liability the Company may incur with respect to this matter. During the second quarter of 2001, the Company completed an assessment of the possible loss the Company might incur. As a result, the Company increased its loss accrual by $2.8 million in the second quarter of 2001 to an aggregate charge through June 30, 2001 of $3.8 million. This amount represents the Company's current best estimate of the most likely amount of loss to be incurred. It does not represent the maximum possible loss, which it is not possible for the Company to estimate at this time, and may be periodically revised in the future as more facts become known.


     Sales, margins and operating income.

                                                         Three months ended                 Six months ended
                                                              June 30,                          June 30,
                                                   --------------------------------  -------------------------------
                                                       2001              2000              2001             2000
                                                   --------------    --------------  --------------  --------------
                                                           ($ in millions)                   ($ in millions)

Net sales                                          $     120.0       $     108.8       $     244.0      $     213.6
Gross margin                                              (3.5)              1.2               3.8             (2.1)
Gross margin, excluding special items                     10.1               7.9              18.4              4.6
Operating income (loss)                                   48.6              (9.5)             46.8            (27.9)
Operating loss, excluding special items                   (0.5)             (2.8)             (1.3)           (21.2)

Percent change in:
     Mill product sales volume                              +5                                 +11
     Mill product selling prices (1)                        -3                                  -4
     Melted product sales volume                           +15                                 +38
     Melted product selling prices (1)                      +4                                  +1

(1)      Change expressed in U.S. dollars and mix adjusted.


     Sales of $120.0 million in the second quarter of 2001 were 10% higher than the year-ago period due principally to the net effects of a 5% increase in mill product volume, a 3% decrease in mill product selling prices (expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods) and changes in product mix. In billing currencies (which exclude the effects of foreign currency translation), mill product selling prices decreased 1%. Melted product (ingot and slab) sales volume increased 15% while selling prices increased 4% from year ago levels.

     Gross margin (net sales less cost of sales) was negative 2.9% of sales for the second quarter of 2001 compared to 1.1% in the year-ago period, reflecting the net effect of changes in selling prices and product mix, higher operating rates and the effect of special items. Gross margin for the second quarter of 2001 was adversely impacted by $10.8 million of equipment impairment charges and $2.8 million of estimated costs related to the tungsten inclusion matter. Gross margin for the second quarter of 2000 was adversely impacted by a $3.4 million equipment impairment charge and a $3.3 million charge for anticipated environmental remediation costs. Gross margin excluding special items was 8.4% of sales for the second quarter of 2001 compared to 7.3% in the year-ago period, principally reflecting the net effect of changes in selling prices and product mix as well as higher operating rates.

     Selling, general, administrative and development expenses during the second quarter of 2001 (excluding $10.3 million of Boeing Special Items) decreased by approximately 3% from year-ago levels, principally as a result of reduced travel and other personnel costs.

     Equity in earnings of joint ventures during the second quarter of 2001 was $.9 million higher than the year-ago period principally due to an increase in earnings of Valtimet, the Company's minority-owned welded tube joint venture.

       Sales of $244.0 million for the six months ended June 30, 2001 were 14% higher than the year-ago period due principally to the net effects of an 11% increase in mill product volume, a 4% decrease in mill product selling prices (expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods) and changes in product mix. In billing currencies (which exclude the effects of foreign currency translation), mill product prices decreased 1%. Melted product sales volume increased 38% from year-ago levels while selling prices increased 1%.

     Gross margin was 1.6% of sales for the six months ended June 30, 2001 compared to a negative 1.0% in the year-ago period, principally reflecting the net effect of changes in selling prices and product mix, higher operating rates and the effect of special items. Gross margin for the six months ended June 30, 2001 was adversely impacted by $10.8 million of equipment impairment charges and $3.8 million of estimated costs related to the tungsten inclusion matter. Gross margin for the six months ended June 30, 2000 was adversely impacted by a $3.4 million equipment impairment charge and a $3.3 million charge for anticipated environmental remediation costs. Gross margin excluding special items was 7.5% of sales for the six months ended June 30, 2001 compared to 2.2% in the year ago period, principally reflecting the net effect of changes in selling prices and product mix as well as higher operating rates.

     Selling, general, administrative and development expenses for the six months ended June 30, 2001 (excluding $10.3 million of Boeing Special Items) decreased by approximately 4% from year-ago levels, principally as a result of reduced travel and other personnel costs.

     Equity in earnings of joint ventures during the six months ended June 30, 2001 was $1.8 million higher than the year ago period principally due to an increase in earnings of Valtimet.

     General corporate income. General corporate income for all periods includes interest income and dividend income on $80 million of nonvoting preferred securities of Special Metals Corporation, which accrues at an annual rate of 6.625%. General corporate income in the second quarter of 2000 also includes a $1.2 million gain on the previously reported sale of the Company's interest in its castings joint venture.

     Interest expense. Interest expense during the three and six months ended June 30, 2001 was lower than in the comparable periods in 2000, primarily due to the paydown of the Company's revolving U.S. debt during the second quarter of 2001.

     Income taxes. The Company's consolidated effective income tax rate approximated the U.S. statutory rate in all periods. The Company operates in several tax jurisdictions and is subject to various income tax rates. As a result, the geographical mix of pretax income (loss) can impact the Company's effective tax rate. See Note 8 to the Consolidated Financial Statements.

     Minority interest. Dividend expense related to the Company's 6.625% Convertible Preferred Securities approximates $3.3 million per quarter and is reported as minority interest, net of allocable income taxes. In the second quarter of 2001, the Company recorded an additional $.5 million of pretax dividend expense related to dividends in arrears.

     Supplemental   information.   Approximately  44%  of  the  Company's  sales
originated in Europe for the six months ended June 30, 2001, of which approximately 58% were denominated in currencies other than the U.S. dollar, principally the British pound and European currencies tied to the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for the Company's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of the Company's European subsidiaries are those of their respective countries; thus, the U.S. dollar value of these subsidiaries' sales and costs denominated in currencies other than their functional currency, including sales and costs denominated in U.S. dollars, are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of the Company's European operations may be in U.S. dollars or in functional currencies. The Company's export sales from the U.S. are denominated in U.S. dollars and as such are not subject to currency exchange rate fluctuations.

     The Company does not use currency contracts to hedge its currency exposures. At June 30, 2001, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $20 million and $12 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable, accounts payable and borrowings.

     Outlook. The Outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. See Note 10 to the Consolidated Financial Statements - "Commitments and contingencies" and Note 12 to the Consolidated Financial
Statements - "Accounting principle not yet adopted", regarding commitments, contingencies, legal, environmental, and other matters, which information is incorporated herein by reference and may affect the Company's future results of operations and liquidity.

     Sales revenues in 2001 are expected to range from $510 million to $520 million, reflecting the net effects of increased sales volume, price increases in certain products and changes in mix. The Company currently expects mill product sales volume to increase 10% to 15% and melted product sales volume to increase 20% to 30% in 2001 over prior year levels. Selling prices (expressed in billing currencies during the respective periods) on aerospace product shipments, while difficult to forecast, are expected to rise during 2001. Recently announced selling price increases are expected to principally affect the second half of 2001 and 2002 due to associated product lead times. Average selling prices per kilogram, as reported by the Company, reflect the net effects of changes in selling prices, currency exchange rates, and customer and product mix. Accordingly, average selling prices are not necessarily indicative of any one factor.

     The Company's firm order backlog at the end of June 2001 was approximately $300 million. Comparable backlogs approximated $290 million at March 31, 2001 and $245 million at December 31, 2000.

     Gross margins as a percent of sales are presently expected to increase over the year; however, energy, raw material and other cost increases could substantially offset expected realized selling price increases in 2001. The Company has experienced increases in energy cost as a result of volatile natural gas and electricity prices in the U.S. Although energy prices in the U.S. have recently declined, the Company expects them to remain volatile in the near term. The Company is also experiencing increases in the cost for purchased titanium scrap and expects costs for purchased titanium sponge to increase in the future. The Company currently believes its gross margin excluding special items for 2001 will approximate 8% of sales. Selling, general, administrative, and development expenses should approximate $44 million, excluding Boeing Special Items discussed previously. Interest expense is expected to approximate $4.5 million while interest income should be slightly less than $1 million. Minority interest expense on the Company's Convertible Preferred Securities is expected to approximate 2000 levels for the remainder of the year. Excluding the Boeing Special Items, the Company expects to be near break-even on operating income and report a net loss in 2001, but at a substantially lower level than 2000.

     For the third quarter of 2001, sales revenue is expected to approximate $130 million. Mill product sales volume is likely to increase 5% compared to second quarter levels while melted product sales volume may increase up to 15%. Most of the melted product that the Company produces is consumed internally in the manufacture of mill products. Accordingly, melted product sales volume can vary significantly from period to period and is influenced by customer order mix and capacity availability. Gross margin in the third quarter is expected to approximate 8.5% of sales. Selling, general, administrative, and development expenses in the third quarter of 2001 should increase slightly over second quarter levels, excluding Boeing Special Items. Interest expense in the third quarter of 2001 is expected to approximate $1 million. Minority interest expense on the Company's Convertible Preferred Securities is expected to approximate third quarter 2000 levels.

     The Company's cost of sales is affected by a number of factors including, among others, customer and product mix, material yields, plant operating rates, raw material costs, labor costs and energy costs. Restructuring, asset impairments and other special charges have occurred in the past and may occur in the future causing operating results to vary from expectations.

     With regard to the tungsten inclusion matter, until the investigation is completed, the Company is unable to determine the possible remedial steps that may be required and whether it might incur any additional material liability with respect to this matter. The Company currently believes that it is unlikely that its insurance policies will provide coverage for any costs that may be associated with this matter. However, the Company has filed suit seeking full recovery from the silicon supplier for any liability it might incur in this matter, although no assurances can be given that the Company will ultimately be able to recover all or any portion of such amounts.

     The Company's effective consolidated tax rate in 2001 should approximate the U.S. statutory rate. However, the Company operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income (loss) can impact its overall effective tax rate. For financial reporting purposes, the Company has recognized the tax benefit of its net operating loss carryforwards ("NOLs"), and expects that tax provisions and benefits to be recognized during 2001 will principally be deferred income tax items with cash income tax payments expected in certain foreign jurisdictions. For U.S. federal income tax purposes, the Company had NOLs of approximately $89 million as of December 31, 2000 of which approximately $49 million were utilized through June 30, 2001. Accordingly, the Company does not expect the Boeing settlement to result in any material cash income tax payments. As of June 30, 2001, the Company's NOLs for U.S. federal income tax purposes approximated $40 million. At that date, the Company also had the equivalent of an $8.4 million NOL in the United Kingdom and a $1.8 million NOL in Germany, both of which have indefinite carryforward periods. The Company periodically reviews the recoverability of its deferred tax assets to determine whether future realization is more likely than not. Based on such periodic reviews, the Company could record an additional valuation allowance related to its deferred tax assets in the future.

     The Company expects to generate positive cash flow from operations in 2001 in the range of $80 million to $90 million principally due to the Boeing settlement and the related $28.5 million advance that TIMET expects to receive in December 2001. Depreciation and amortization expense should approximate $41 million in 2001. Receivables and inventory levels are expected to increase in 2001 to support the anticipated increase in sales. Dividends on the Company's common stock are prohibited under its U.S. credit agreement. Capital spending for 2001 is currently expected to range from $15 million to $20 million, covering principally capacity enhancements, capital maintenance, and safety and environmental projects. At June 30, 2001, the Company had approximately $148.5 million of borrowing availability under its various worldwide credit agreements. The Company believes its cash, cash flow from operations and borrowing availability will satisfy its expected working capital, capital expenditures and other requirements in 2001.

B.  Liquidity and Capital Resources

     The Company's consolidated cash flows provided by operating, investing and financing activities are presented below:

                                                                                        Six months ended
                                                                                            June 30,
                                                                            ------------------------------------------
                                                                                   2001                   2000
                                                                            -------------------    -------------------
                                                                                          (In millions)
Cash provided (used) by:
    Operating activities:
       Excluding changes in assets
         and liabilities                                                    $      76.2            $      (4.3)
       Changes in assets and liabilities                                          (21.0)                  33.6
                                                                            -------------------    -------------------
                                                                                   55.2                   29.3
    Investing activities                                                           (4.2)                   2.2
    Financing activities                                                          (36.1)                 (46.2)
                                                                            -------------------    -------------------

    Net cash provided (used) by operating,
       investing and financing activities                                   $      14.9            $     (14.7)
                                                                            ===================    ===================


     Operating activities. Cash used by operating activities, excluding changes in assets and liabilities, generally followed the trend in operating results. Changes in assets and liabilities reflect primarily the timing of purchases, production and sales and can vary significantly from period to period. Accounts receivable decreased in the second quarter of 2001 as a result of improved collection  efforts.  Inventories  increased  in  the  second  quarter  of  2001 principally as a result of higher plant operating rates needed to meet anticipated increases in shipments during the second half of 2001. Accrued profit sharing cost increased as a result of the Boeing settlement and accrued tungsten costs increased related to the tungsten inclusion matter in the second quarter of 2001. Changes in accounts payable and accrued liabilities also reflect, among other things, the timing of payments to suppliers of titanium sponge, titanium scrap and other raw materials purchases.

     Dividends for the period October 1998 through December 1999 on the Company's $80 million of Special Metals Corporation ("SMC") convertible preferred securities have been deferred by SMC. In April 2000, SMC resumed current dividend payments of $1.3 million each quarter. Dividends in arrears due the Company approximate $8.7 million as of June 30, 2001. There can be no assurance that the Company will continue to receive additional dividends in the future.

     The Company's Convertible Preferred Securities do not require principal amortization, and the Company has the right to defer dividend payments for one or more periods of up to 20 consecutive quarters for each period. In April 2000, the Company exercised its right to defer future dividend payments on these securities for a period of 10 quarters, although interest continued to accrue at the coupon rate on the principal and unpaid dividends. During the second quarter of 2001, the Company resumed payment of dividends on these securities and made the scheduled payment of $3.3 million due on June 1, 2001. The Company also paid the previously deferred aggregate dividends of $13.9 million on that date.

     Restructuring and special items are described in Note 7 to the Consolidated Financial Statements.

     Investing activities. The Company's capital expenditures were $4.2 million for the six months ended June 30, 2001 compared to $4.8 million for the same period in 2000, principally for capacity enhancements, capital maintenance, and safety and environmental projects. In the first quarter of 2000, the Company sold its interest in the castings joint venture to Wyman-Gordon for $7 million and recorded a pretax gain of $1.2 million.

     Financing activities. At June 30, 2001, the Company's net cash was approximately $17.4 million, consisting of $24.8 million of cash and $7.4 million of debt. The Company also had approximately $148.5 million of borrowing availability under its various worldwide credit agreements. Net cash in the 2001 period was primarily attributed to receipt of the Boeing settlement. Net repayments in the 2000 period reflect reductions of outstanding borrowings principally in the U.S.

     Boeing Special Items. In April 2001, the Company received a cash payment of $82.0 million in connection with the settlement of its litigation with Boeing. The proceeds were used partially to (i) repay $33.3 million of the Company's outstanding revolving bank debt, (ii) pay the current and deferred dividends of $17.2 million on the Company's Convertible Preferred Securities, and (iii) pay legal and other costs of $9.0 million associated with the Boeing settlement.

     See Note 10 to the Consolidated Financial Statements for additional discussion of environmental and legal matters.

     Other. The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, debt service requirements, the cost of debt and equity capital and estimated future operating cash flows. As a result of this process, the Company in the past has sought and in the future may seek, to raise additional capital, modify its common and preferred dividend policies, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of capital stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources.

     In the normal course of business, the Company investigates, evaluates, discusses and engages in acquisition, joint venture, strategic relationship and other business combination opportunities in the titanium, specialty metal and other industries. In the event of any future acquisition or joint venture opportunities, the Company may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

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

     Interest Rates. Information regarding the Company's market risk relating to interest rate volatility was disclosed in its Form 10-K for the year ended December 31, 2000 and should be read in conjunction with this interim financial information. Since December 31, 2000, there has been no significant change in the nature of the Company's exposure to market risks.

     Foreign Currency Exchange Rates. The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of its international operations. See Item 2 - "Management's Discussion and Analysis of Financial Condition, Results of Operations and Liquidity and Capital Resources," which information is incorporated herein by reference.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

     Reference is made to Note 10 of the Consolidated Financial Statements which information is incorporated herein by reference and to the Company's 2000 Annual Report on Form 10K for descriptions of certain previously reported legal proceedings.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 22, 2001, for the purpose of electing five directors to serve until the 2002 Annual Meeting of Shareholders and until their successors are duly elected and qualified. All nominees for director were elected with the following vote:

                 Director                 Votes for          Votes Withheld
------------------------------------    ---------------    ---------------------

Edward C. Hutcheson, Jr.                  29,390,771             706,519
J. Landis Martin                          29,329,480             767,810
Glenn R. Simmons                          29,329,709             767,581
Gen. Thomas P. Stafford (retired)         29,393,556             703,734
Steven L. Watson                          29,331,811             765,479

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

              10.1         Intercorporate  Services Agreement,  effective as of
                           January 1, 2001, by and between the Registrant and Tremont Corporation.

              10.2         Intercorporate  Services Agreement,  effective as of
                           January 1, 2001, by and between the Registrant and NL
                           Industries, Inc.

              10.3         Amended and  Restated  1996  Non-Employee  Director
                           Compensation  Plan, as amended and restated effective
                           June 8, 2001.

(b)      Reports on Form 8-K:

              Reports on Form 8-K filed by the Registrant for the quarter ended June 30, 2001 and the month of July 2001:

                             Date of Report                  Items Reported
                      ------------------------------   -------------------------

                             April 26, 2001                    5 and 7
                             May 9, 2001                       5 and 7
                             June 4, 2001                      5 and 7
                             June 13, 2001                     5 and 7
                             July 26, 2001                     5 and 7
                             July 26, 2001                     5 and 7

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  TITANIUM METALS CORPORATION
                                 -----------------------------------------------
                                                          (Registrant)




Date: August 1, 2001      By     /s/ Mark A. Wallace
-----------------------          -----------------------------------------------
                                 Mark A. Wallace
                                 (Executive Vice President and
                                 Chief Financial Officer)



Date: August 1, 2001      By     /s/ JoAnne A. Nadalin
-----------------------          -----------------------------------------------
                                 JoAnne A. Nadalin
                                 Vice President and Corporate Controller
                                 (Principal Accounting Officer)