Form 10-Q
period 2001-09-30
TITANIUM METALS CORP
filed 2001-11-02
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2001
                                         ------------------

                                  OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

                    Commission file number 0-28538



                     Titanium Metals Corporation
  ------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)




             Delaware                                    13-5630895
----------------------------------              -----------------------------
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


                           Yes    X    No
                               -------    -------


Number of shares of common stock outstanding on October 29, 2001: 31,892,338
                                                                  ----------

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and under the captions "Financial Condition and Results of Operations" and "Liquidity and Capital Resources" (both contained in Management's Discussion and Analysis of Financial Condition, Results of Operations and Liquidity and Capital Resources), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "could," "anticipates," "expects" or comparable terminology or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including in those portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission which include, but are not limited to, the cyclicality of the commercial aerospace industry, the performance of aerospace manufacturers under their long-term purchase agreements with the Company, the difficulty in forecasting demand for titanium products, global economic and political conditions, global productive capacity for titanium, changes in product pricing and costs, the impact of long-term contracts with vendors on the ability of the Company to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, fluctuations in currency exchange rates, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product development, the supply of raw materials and services, changes in raw material and other operating costs (including energy costs), possible increases in the cost of doing business resulting from war or terrorist activities, and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.




                           TITANIUM METALS CORPORATION

                                      INDEX


                                                                                                         Page
                                                                                                        Number


PART I.      FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Balance Sheets - September 30, 2001 (unaudited)
                and December 31, 2000                                                                     2-3

             Consolidated Statements of Operations - Three months and nine
                months ended September 30, 2001 and 2000 (unaudited)                                       4

             Consolidated Statements of Comprehensive Income
                (Loss) - Three months and nine months ended
                September 30, 2001
                and 2000 (unaudited)                                                                       5

             Consolidated Statements of Cash Flows - Nine months
                ended September 30, 2001 and 2000 (unaudited)                                             6-7

             Consolidated Statement of Changes in Stockholders' Equity -
                Nine months ended September 30, 2001 (unaudited)                                           8

             Notes to Consolidated Financial Statements (unaudited)                                       9-18

  Item 2.        Management's Discussion and Analysis of Financial Condition,
                 Results of Operations and Liquidity and Capital Resources                               19-26

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                    27


PART II.     OTHER INFORMATION

     Item 1.    Legal Proceedings                                                                          28

     Item 6.    Exhibits and Reports on Form 8-K                                                           28

                           TITANIUM METALS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                            September 30,
                                                                                 2001                December 31,
ASSETS                                                                       (unaudited)                 2000
                                                                         ---------------------    --------------------
Current assets:
   Cash and cash equivalents                                             $        15,364          $         9,796
   Accounts and other receivables, less allowance
     for doubtful accounts of $2,961 and $2,927                                   89,732                   75,913
   Receivable from related parties                                                 5,249                    5,029
   Refundable income taxes                                                           346                      637
   Inventories                                                                   165,954                  148,384
   Prepaid expenses and other                                                     14,159                    8,049
   Deferred income taxes                                                           1,296                      397
                                                                         ---------------------    --------------------
     Total current assets                                                        292,100                  248,205
                                                                         ---------------------    --------------------


Other assets:
   Investments in joint ventures                                                  20,008                   18,136
   Preferred securities                                                           80,000                   80,000
   Accrued dividends on preferred securities                                       8,849                    8,136
   Goodwill                                                                       45,745                   49,305
   Other intangible assets                                                        10,907                   13,258
   Deferred income taxes                                                          12,163                   27,820
   Other                                                                          12,770                   12,156
                                                                         ---------------------    --------------------
     Total other assets                                                          190,442                  208,811
                                                                         ---------------------    --------------------


Property and equipment:
   Land                                                                            6,150                    6,158
   Buildings                                                                      36,675                   37,593
   Information technology systems                                                 55,130                   54,426
   Manufacturing and other                                                       293,741                  305,856
   Construction in progress                                                        9,029                    8,811
                                                                         ---------------------    --------------------
                                                                                 400,725                  412,844
   Less accumulated depreciation                                                 126,740                  110,714
                                                                         ---------------------    --------------------
     Net property and equipment                                                  273,985                  302,130
                                                                         ---------------------    --------------------

                                                                         $       756,527          $       759,146
                                                                         =====================    ====================


                           TITANIUM METALS CORPORATION

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


                                                                           September 30,
LIABILITIES, MINORITY INTEREST AND                                              2001                 December 31,
STOCKHOLDERS' EQUITY                                                        (unaudited)                 2000
                                                                        --------------------    ---------------------
Current liabilities:
   Notes payable                                                        $         1,879         $        24,112
   Current maturities of long-term debt and
     capital lease obligations                                                      277                   2,011
   Accounts payable                                                              54,154                  50,456
   Accrued liabilities                                                           46,657                  36,180
   Payable to related parties                                                     1,452                   1,099
   Income taxes                                                                   1,539                     852
   Deferred income taxes                                                            211                   1,132
                                                                        --------------------    ---------------------
     Total current liabilities                                                  106,169                 115,842
                                                                        --------------------    ---------------------

Noncurrent liabilities:
   Long-term debt                                                                 8,022                  18,953
   Capital lease obligations                                                      8,646                   8,642
   Payable to related parties                                                       953                   1,332
   Accrued OPEB cost                                                             17,215                  18,219
   Accrued pension cost                                                           3,816                   5,361
   Accrued environmental cost                                                     3,262                   3,262
   Deferred income taxes                                                         10,141                   9,655
   Accrued dividends on Convertible Preferred Securities                              -                  11,154
   Other                                                                            116                     117
                                                                        --------------------    ---------------------
     Total noncurrent liabilities                                                52,171                  76,695
                                                                        --------------------    ---------------------

Minority interest - Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely
   subordinated debt securities
   ("Convertible Preferred Securities")                                         201,241                 201,250
Other minority interest                                                           8,751                   7,844

Stockholders' equity:
   Preferred stock                                                                    -                       -
   Common stock                                                                     319                     319
   Additional paid-in capital                                                   350,631                 350,078
   Retained earnings                                                             56,201                  25,925
   Accumulated other comprehensive loss                                         (17,125)                (16,408)
   Treasury stock, at cost (90 shares)                                           (1,208)                 (1,208)
   Deferred compensation                                                           (623)                 (1,191)
                                                                        --------------------    ---------------------
     Total stockholders' equity                                                 388,195                 357,515
                                                                        --------------------    ---------------------

                                                                        $       756,527         $       759,146
                                                                        ====================    =====================

Commitments and contingencies (Note 12)

          See accompanying notes to consolidated financial statements.


                           TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                      (In thousands, except per share data)


                                                          Three months ended                 Nine months ended
                                                             September 30,                      September 30,
                                                    -------------------------------    -------------------------------
                                                        2001              2000             2001              2000
                                                    --------------    -------------    --------------    -------------
Revenues and other income:
   Net sales                                        $    126,437      $    106,730     $    370,479      $    320,279
   Equity in earnings (losses)
     of joint ventures                                       749              (232)           1,863              (957)
   Other, net                                              1,262             1,432           78,877             5,191
                                                    --------------    -------------    --------------    -------------
                                                         128,448           107,930          451,219           324,513
                                                    --------------    -------------    --------------    -------------
Costs and expenses:
   Cost of sales                                         105,601           103,072          345,861           318,626
   Selling, general, administrative
     and development                                      11,562            11,202           43,473            33,833
   Restructuring charge (credit)                               -                 -             (220)            2,805
   Interest                                                  722             1,898            3,316             6,022
                                                    --------------    -------------    --------------    -------------
                                                         117,885           116,172          392,430           361,286
                                                    --------------    -------------    --------------    -------------
     Income (loss) before income taxes,
       minority interest and
       extraordinary item                                 10,563            (8,242)          58,789           (36,773)

Income tax expense (benefit)                               3,731            (2,834)          20,693           (12,871)
Minority interest - Convertible
   Preferred Securities, net of tax                        2,166             2,166            6,845             6,524
Other minority interest, net of tax                          326               335              975             1,249
                                                    --------------    -------------    --------------    -------------

     Income (loss) before
         extraordinary item                                4,340            (7,909)          30,276           (31,675)

Extraordinary item, net of tax                                 -                 -                -              (873)
                                                    --------------    -------------    --------------    -------------

     Net income (loss)                              $      4,340      $     (7,909)    $     30,276      $    (32,548)
                                                    ==============    =============    ==============    =============

Earnings (loss) per share:
   Basic:
     Before extraordinary item                      $        .14      $       (.25)    $        .96      $      (1.01)
     Extraordinary item                                        -                 -                -              (.03)
                                                    --------------    -------------    --------------    -------------
                                                    $        .14      $       (.25)    $        .96      $      (1.04)
                                                    ==============    =============    ==============    =============
   Diluted:
     Before extraordinary item                      $        .14      $       (.25)    $        .95      $      (1.01)
     Extraordinary item                                        -                 -                -              (.03)
                                                    --------------    -------------    --------------    -------------
                                                    $        .14      $       (.25)    $        .95      $      (1.04)
                                                    ==============    =============    ==============    =============

Weighted average shares outstanding:
   Common shares                                          31,539            31,374           31,486            31,373
         Diluted shares                                   31,764            31,374           31,760            31,373


         See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

                                 (In thousands)

                                                          Three months ended                 Nine months ended
                                                            September 30,                      September 30,
                                                    -------------------------------    -------------------------------
                                                        2001              2000             2001              2000
                                                    --------------    -------------    --------------    -------------
Net income (loss)                                   $     4,340       $    (7,909)     $    30,276       $   (32,548)

Other comprehensive income (loss) -
   currency translation adjustment                        6,996            (4,447)            (717)          (12,224)
                                                    --------------    -------------    --------------    -------------

     Comprehensive income (loss)                    $    11,336       $   (12,356)     $    29,559       $   (44,772)
                                                    ==============    =============    ==============    =============


         See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                 (In thousands)
                                                                                            Nine months ended
                                                                                               September 30,
                                                                                 -------------------------------------
                                                                                       2001                2000
                                                                                 -----------------    ----------------
Cash flows from operating activities:
   Net income (loss)                                                             $      30,276        $     (32,548)
   Depreciation and amortization                                                        30,145               31,765
   Noncash restructuring (credit) charge                                                  (220)               2,405
   Noncash special charges                                                              14,412                6,729
   Gain on sale of castings joint venture                                                    -               (1,205)
   Extraordinary loss on early extinguishment of debt, net                                   -                  873
   Equity in (earnings) losses of joint ventures,
     net of distributions                                                               (1,463)               1,357
   Deferred income taxes                                                                17,283              (15,461)
   Other minority interest                                                                 975                1,249
   Other, net                                                                              897                  293
   Change in assets and liabilities:
     Receivables                                                                       (13,265)              21,323
     Accrued dividends receivable on preferred securities                                 (714)              (1,553)
     Inventories                                                                       (18,230)              37,840
     Prepaid expenses and other                                                         (5,383)                (382)
     Accounts payable and accrued liabilities                                            9,506              (17,802)
     Accrued restructuring charges                                                        (470)              (2,580)
     Income taxes                                                                          811                9,005
     Accounts with related parties, net                                                   (273)                  33
     Accrued OPEB and pension costs                                                     (2,548)              (3,466)
     Accrued dividends on Convertible Preferred Securities                             (10,043)               6,691
     Other, net                                                                         (4,103)              (3,288)
                                                                                 -----------------    ----------------
       Net cash provided by operating activities                                        47,593               41,278
                                                                                 -----------------    ----------------

Cash flows from investing activities:
   Capital expenditures                                                                 (7,922)              (6,652)
   Proceeds from sale of castings joint venture                                              -                7,000
   Other, net                                                                               30                  (36)
                                                                                 -----------------    ----------------
       Net cash (used) provided by investing activities                                 (7,892)                 312
                                                                                 -----------------    ----------------

Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                                        389,029              273,830
     Repayments                                                                       (423,210)            (330,677)
   Issuance of common stock                                                                513                    -
   Other, net                                                                             (125)                (171)
                                                                                 -----------------    ----------------
       Net cash used by financing activities                                           (33,793)             (57,018)
                                                                                 -----------------    ----------------
       Net cash provided (used) by operating,
         investing and financing activities                                      $       5,908        $     (15,428)
                                                                                 =================    ================

         See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

          CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (CONTINUED)

                                 (In thousands)

                                                                                            Nine months ended
                                                                                              September 30,
                                                                                 -------------------------------------
                                                                                       2001                2000
                                                                                 -----------------    ----------------
Cash and cash equivalents:
   Net increase (decrease) from:
     Operating, investing and financing activities                               $       5,908        $     (15,428)
     Currency translation                                                                 (340)                 270
                                                                                 -----------------    ----------------
                                                                                         5,568              (15,158)
   Balance at beginning of period                                                        9,796               20,671
                                                                                 -----------------    ----------------

   Balance at end of period                                                      $      15,364        $       5,513
                                                                                 =================    ================

Supplemental disclosures:
   Cash paid for:
     Interest, net of amounts capitalized                                        $       2,613        $       5,319
     Convertible Preferred Securities dividends                                  $      20,560        $       3,333
     Income taxes, net                                                           $       2,598        $        -


   Noncash investing and financing activities:
     Capital lease obligations of $481 were incurred during the nine months ended September 30, 2001 when the Company entered into certain leases for new equipment

         See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

                      Nine months ended September 30, 2001

                                 (In thousands)


                                                                                                       Accumulated Other
                                                                                                      Comprehensive Loss
                                                                    Additional                   -------------------------------
                                       Common       Common           Paid-In       Retained        Currency          Pension
                                       Shares        Stock           Capital       Earnings      Translation       Liabilities
                                     -----------   -----------    -------------    ----------    -------------    --------------
Balance at December 31, 2000            31,817     $     319      $   350,078      $  25,925     $   (10,920)     $    (5,488)

Components of comprehensive
   income (loss):
     Net income                              -             -                -         30,276               -                -
     Change in cumulative
          currency translation
          adjustment                         -             -                -              -            (717)               -

Issuance of common stock                    80             1              577              -               -                -

Stock award cancellations                  (37)           (1)            (201)             -               -                -

Amortization of deferred
   compensation                              -             -                -              -               -                -

Other, net                                   -             -              177              -               -                -
                                     -----------   -----------    -------------    ----------    -------------    --------------

Balance at September 30, 2001           31,860     $     319      $   350,631      $  56,201     $   (11,637)     $    (5,488)
                                     ===========   ===========    =============    ==========    =============    ==============

                                                                              Total
                                       Treasury          Deferred          Stockholders'
                                        Stock          Compensation           Equity
                                     -------------    ----------------    ----------------
Balance at December 31, 2000         $   (1,208)      $      (1,191)      $       357,515

Components of comprehensive
   income (loss):
     Net income                               -                   -                30,276
     Change in cumulative
          currency translation
          adjustment                          -                   -                  (717)

Issuance of common stock                      -                   -                   578

Stock award cancellations                     -                 202                     -

Amortization of deferred
   compensation                               -                 366                   366

Other, net                                    -                   -                   177
                                     -------------    ----------------    ----------------

Balance at September 30, 2001        $   (1,208)      $        (623)      $       388,195
                                     =============    ================    ================


         See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - Organization and basis of presentation:

     Titanium Metals Corporation ("TIMET") is a vertically integrated producer of titanium sponge, melted products and a variety of mill products for aerospace, industrial and other applications. At September 30, 2001, Tremont Corporation ("Tremont") held approximately 39% of TIMET's outstanding common stock. At September 30, 2001, subsidiaries of Valhi, Inc. ("Valhi") held an aggregate of approximately 80% of Tremont's outstanding common stock, and Contran Corporation ("Contran") held, directly or through subsidiaries, approximately 94% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons may be deemed to control each of Contran, Valhi, Tremont and TIMET.

     The consolidated balance sheet of TIMET and subsidiaries (collectively, the "Company") at December 31, 2000 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2001 and the consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for the interim periods ended September 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective January 1, 2001. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives are recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives is dependent upon the intended use of the derivative. As permitted by the transition requirements of SFAS No. 133, as amended, the Company has exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives that were issued or acquired prior to January 1, 1999. The Company is not a party to any significant derivative or hedging instrument covered by SFAS No. 133, and the adoption of SFAS No. 133 had no material effect on the Company's consolidated financial position, liquidity or results of operations.

     On July 1, 2001, the Company adopted SFAS No. 141, Business Combinations. Under SFAS 141, all business combinations are accounted for by the purchase method, and the pooling-of-interests method is prohibited.

     On September 11, 2001, the United States was the target of terrorist attacks that have had a significant adverse effect on the global economy and commercial aerospace industry. The Company estimates that approximately 80% of its sales in 2001 are derived from the commercial aerospace sector and, accordingly, the Company expects to see a substantial near- term decline in its business.

     The Company has undertaken an assessment of the longer-term impact of these events and any potential charges that may be appropriate for asset impairments, increases in valuation allowances and other similar items. Such potential charges, if any, are not yet reasonably estimable due to the period of time necessary for external information to become available and then be analyzed and assessed. The Company expects these items to become estimable over the next few months and, accordingly, the Company's results for the three months ended December 31, 2001 and future periods could include material charges for these matters. These charges could relate to goodwill, the Company's investment in preferred securities of Special Metals Corporation ("SMC"), deferred tax assets and other long-lived assets.


Note 2 - Business segment information:

     The Company's worldwide operations are conducted through one business segment - the production and sale of titanium melted and mill products.


                                                           Three months ended                 Nine months ended
                                                             September 30,                      September 30,
                                                     -------------------------------    -------------------------------
                                                         2001             2000              2001             2000
                                                     -------------    --------------    --------------   --------------
                                                             (In thousands)                     (In thousands)
Net sales                                            $    126,437     $    106,730      $    370,479     $    320,279
Cost of sales                                             105,601          103,072           345,861          318,626
                                                     -------------    --------------    --------------   --------------

Gross margin                                               20,836            3,658            24,618            1,653

Selling, general, administrative
   and development                                         11,562           11,202            43,473           33,833
Equity in (earnings) losses of
   joint ventures                                            (749)             232            (1,863)             957
Restructuring (income) charge                                   -                -              (220)           2,805
Other expense (income)                                         59             (107)          (73,529)            (429)
                                                     -------------    --------------     --------------   --------------

Operating income (loss)                                     9,964           (7,669)           56,757          (35,513)

General corporate income:
   Dividends and interest income                            1,687            1,542             5,140            4,592
   Gain on sale of castings joint venture                       -                -                 -            1,205
   Currency transactions and other, net                      (366)            (217)              208           (1,035)
Interest expense                                              722            1,898             3,316            6,022
                                                     -------------    --------------    --------------   --------------
Income (loss) before income taxes,
   minority interest, and
   extraordinary item                                $     10,563     $     (8,242)     $     58,789     $    (36,773)
                                                     =============    ==============    ==============   ==============

Titanium melted and mill products:
   Mill product net sales                            $     91,053     $     80,088      $    274,577     $    246,156
   Melted product net sales                                19,906           13,158            49,005           33,863
   Other                                                   15,478           13,484            46,897           40,260
                                                     -------------    --------------    --------------   --------------

                                                     $    126,437     $    106,730      $    370,479     $    320,279
                                                     =============    ==============    ==============   ==============

Mill product shipments:
   Volume (metric tons)                                     3,015            2,840             9,245            8,430
   Average price ($ per kilogram)                    $      30.20     $      28.20      $      29.70     $      29.20

Melted product shipments:
   Volume (metric tons)                                     1,345              950             3,415            2,445
   Average price ($ per kilogram)                    $      14.80     $      13.85      $      14.35     $      13.85

Note 3 - Inventories:
                                                                            September 30,            December 31,
                                                                                 2001                    2000
                                                                         ---------------------    --------------------
                                                                                        (In thousands)
Raw materials                                                            $        32,156          $        31,127
Work-in-process                                                                   94,178                   74,631
Finished products                                                                 49,944                   53,685
Supplies                                                                          13,425                   14,991
                                                                         ---------------------    --------------------
                                                                                 189,703                  174,434
Less adjustment of certain inventories to LIFO basis                              23,749                   26,050
                                                                         ---------------------    --------------------

                                                                         $       165,954          $       148,384
                                                                         =====================    ====================

Note 4 - Joint ventures:

     VALTIMET is a manufacturer of stainless steel, copper, nickel and welded titanium tubing with operations in the United States, France and China. At December 31, 2000, VALTIMET was owned 46% by TIMET and 54% by Valinox Welded, a French manufacturer of welded tubing. During the second quarter of 2001, VALTIMET sold 50,220 newly-issued shares of VALTIMET common stock to Sumitomo Metal Industries, Ltd. ("Sumitomo") for $58.73 per share (as translated from euros). The Company reported a $.3 million gain on this transaction which was recorded as a component of equity. As a result, VALTIMET is presently owned 5% by Sumitomo, 43.7% by TIMET and 51.3% by Valinox Welded.

Note 5 - Preferred securities:

     In October 1998, the Company purchased for cash $80 million of non-voting preferred securities of SMC, a U.S. manufacturer of wrought nickel-based superalloys and special alloy long products. The preferred securities accrue dividends at the annual rate of 6.625%, are mandatorily redeemable in April 2006 and are convertible into SMC common stock at $16.50 per share. SMC's common stock is traded on the NASDAQ under the symbol "SMCX" and had a quoted market price on September 30, 2001 of $2.65 per share. From October 1998 through December 1999, dividends on the preferred securities had been deferred by SMC. In April 2000, SMC resumed current dividend payments of $1.3 million each quarter; however, dividends and interest in arrears due the Company were not paid. At September 30, 2001, aggregate accrued dividends and interest approximate $8.8 million.

     The SMC preferred securities are not marketable and, accordingly, quoted market prices are unavailable. The Company understands that approximately 30% of SMC's sales are to the commercial aerospace industry and, therefore, SMC's business may be adversely impacted by the terrorist attacks of September 11, 2001. See Note 1 for further information. Additionally, on October 11, 2001, the Company was notified by SMC of their intention to again defer the payment of dividends effective with the dividend due on October 28, 2001. As a result of these and other factors, the Company has undertaken an assessment of its investment in SMC to determine if a writedown of this investment is appropriate. The Company anticipates that such assessment will be completed over the next few months and, accordingly, the Company's results for the three months ended December 31, 2001 could include a material charge for this matter.

Note 6 - Intangible and other noncurrent assets:

                                                                            September 30,            December 31,
                                                                                 2001                    2000
                                                                         ---------------------    --------------------
                                                                                        (In thousands)
Intangible assets:
   Patents                                                               $        13,476          $        13,521
   Covenants not to compete                                                        8,480                    8,500
                                                                         ---------------------    --------------------
                                                                                  21,956                   22,021
   Less accumulated amortization                                                  14,738                   12,452
                                                                         ---------------------    --------------------
                                                                                   7,218                    9,569
   Intangible pension assets                                                       3,689                    3,689
                                                                         ---------------------    --------------------

                                                                         $        10,907          $        13,258
                                                                         =====================    ====================

Other noncurrent assets:
   Deferred financing costs                                              $         8,479          $         9,194
   Notes receivable from officers                                                    163                      544
   Prepaid pension cost                                                            3,386                    1,359
   Other                                                                             742                    1,059
                                                                         ---------------------    --------------------

                                                                         $        12,770          $        12,156
                                                                         =====================    ====================

Note 7 - Accrued liabilities:

                                                                             September 30,            December 31,
                                                                                 2001                    2000
                                                                         ---------------------    --------------------
                                                                                        (In thousands)
OPEB cost                                                                $         3,345          $         3,129
Pension cost                                                                         353                    1,251
Accrued profit sharing                                                             7,615                        -
Other employee benefits                                                           17,632                   15,120
Accrued dividends on Convertible Preferred Securities                              1,111                        -
Deferred income                                                                      901                    2,558
Accrued tungsten costs                                                             2,984                        -
Environmental costs                                                                  654                      818
Restructuring costs                                                                  320                    1,012
Taxes, other than income                                                           3,836                    3,593
Other                                                                              7,906                    8,699
                                                                         ---------------------    --------------------

                                                                         $        46,657          $        36,180
                                                                         =====================    ====================

Note 8 - Notes payable, long-term debt and capital lease obligations:

                                                                            September 30,            December 31,
                                                                                 2001                    2000
                                                                         ---------------------    --------------------
                                                                                        (In thousands)
Notes payable:
   U.S. credit agreement                                                 $             6          $        19,893
   European credit agreements                                                      1,873                    4,219
                                                                         ---------------------    --------------------

                                                                         $         1,879          $        24,112
                                                                         =====================    ====================

Long-term debt:
   Bank credit agreement - U.K.                                          $         7,933          $        20,263
   Other                                                                             178                      514
                                                                         ---------------------    --------------------
                                                                                   8,111                   20,777
   Less current maturities                                                            89                    1,824
                                                                         ---------------------    --------------------

                                                                         $         8,022          $        18,953
                                                                         =====================    ====================


Capital lease obligations                                                $         8,834          $         8,829
   Less current maturities                                                           188                      187
                                                                         ---------------------    --------------------

                                                                         $         8,646          $         8,642
                                                                         =====================    ====================

     Upon entering into its current U.S. and U.K. credit facilities in February 2000, the Company's previous U.S. credit facility was repaid and terminated. The deferred financing costs associated with the previous U.S. facility were written off and reflected as an extraordinary item in 2000 of $.9 million, net of tax. In the third quarter of 2001, the Company amended its U.S. revolving credit agreement to permit, under specified conditions, payment of dividends on the Company's common stock and the making of up to $20 million of intercompany loans to certain subsidiaries.

     The weighted average interest rate on borrowings outstanding under the U.S. and U.K. credit agreements at September 30, 2001 was 7.0% and 4.4%, respectively. As of September 30, 2001, the Company had approximately $152 million of unused borrowing availability under its U.S. and European credit agreements.

Note 9 - Restructuring and other special charges:

     Accrued restructuring costs of $.3 million at September 30, 2001 consist of unpaid personnel severance and benefits and other exit costs (primarily carrying costs on closed leased facilities) relating to the Company's restructuring plans implemented during 1999 and 2000. During the nine months ended September 30, 2001, payments of $.5 million were applied against the accruals related to the 2000 plan, while payments related to the 1999 plan were insignificant. During the first quarter of 2001, the Company also recorded income of $.2 million related to revisions to estimates of previously established restructuring accruals.

     During the second quarter of 2001, the Company recorded $10.8 million in special charges to cost of sales for the impairment of certain equipment located in Millbury, Massachusetts. The Company completed studies of the potential uses of this equipment in the foreseeable future as well as the economic viability of those alternatives, resulting in the determination that the equipment's undiscounted future cash flows could no longer support its carrying value. The loss on impairment represents the difference between the equipment's estimated fair value, as determined through a third-party appraisal, and its previous carrying amount.

     The Company also recorded special charges to cost of sales aggregating $3.8 million for the nine months ended September 30, 2001 ($1.0 million in the first quarter of 2001 and $2.8 million in the second quarter of 2001) for potential losses related to products that may contain tungsten inclusions. See Note 12 for additional information.

     During the first quarter of 2000, the Company recorded special charges to cost of sales aggregating $6.7 million, consisting of $3.4 million in equipment-related impairment charges and $3.3 million of environmental charges. Certain accrued environmental costs are reflected as noncurrent liabilities in the consolidated balance sheet at September 30, 2001 and December 31, 2000 as they are expected to be paid over a period of up to thirty years.

Note 10 - Income taxes:

     The  difference   between  the  Company's  income  tax  expense   (benefit)
attributable to pre-tax income (loss) and the amounts that would be expected using the U.S. federal statutory income tax rate of 35% is summarized below.

                                                                               Nine months ended September 30,
                                                                         ---------------------------------------------
                                                                                2001                     2000
                                                                         --------------------     --------------------
                                                                                        (In thousands)
Expected income tax expense (benefit), at 35%                            $        20,577          $       (12,871)
Non-U.S. tax rates                                                                   407                      873
U.S. state income taxes, net                                                       1,092                      127
Extraterritorial income exclusion                                                   (346)                   -
Dividends received deduction                                                        (974)                    (963)
Adjustment of deferred tax valuation allowance                                      (103)                      59
Other, net                                                                            40                      (96)
                                                                         --------------------     --------------------

                                                                         $        20,693          $       (12,871)
                                                                         ====================     ====================

Note 11 - Other, net:

                                                          Three months ended                 Nine months ended
                                                            September 30,                      September 30,
                                                    -------------------------------    -------------------------------
                                                        2001              2000             2001              2000
                                                    --------------    -------------    --------------    -------------
                                                            (In thousands)                     (In thousands)
Dividends and interest income                       $      1,687      $     1,542      $      5,140      $     4,592
Boeing settlement, net                                         -                -            73,000                -
Gain on sale of castings joint venture                         -                -                 -            1,205
Other (expense) income                                      (425)            (110)              737             (606)
                                                    --------------    -------------    --------------    -------------

                                                    $      1,262      $     1,432      $     78,877      $     5,191
                                                    ==============    =============    ==============    =============

Note 12 - Commitments and contingencies:

     For additional information concerning certain legal proceedings and contingencies related to the Company, see (i) Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition, Results of Operations and Liquidity and Capital Resources," (ii) Part II, Item 1 - "Legal Proceedings,"
(iii) the 2000 Annual Report on Form 10K and (iv) Note 1 to the Consolidated Financial Statements.

     In April 2001, the Company reached a settlement of previously reported litigation between TIMET and The Boeing Company ("Boeing") relating to the parties' 1997 long-term titanium purchase and supply agreement. Pursuant to the settlement, TIMET received a cash payment of $82.0 million and recorded $73.0 million (cash settlement less legal fees of $9.0 million) as other operating income and approximately $10.3 million for profit sharing and other costs as selling, general, administrative and development expense during the second quarter of 2001. The parties also entered into an amended long-term agreement that, among other things, allows Boeing to purchase up to 7.5 million pounds of titanium product annually from TIMET through 2007, subject to certain maximum quarterly volume levels. Under a separate agreement, TIMET will establish and hold titanium buffer stock for Boeing at TIMET's facilities. See Part I, Item 2.A. - "Financial Condition and Results of Operations" for additional information regarding the settlement with Boeing.

     In March 2001, the Company was notified by one of its customers that a product the customer manufactured from standard grade titanium produced by the Company contained what has been confirmed to be a tungsten inclusion. The Company believes that the source of this tungsten was contaminated silicon, which is used as an alloying addition to the titanium at the melting stage, purchased from an outside vendor in 1998. The Company continues to investigate the scope of this problem, including identification of customers who received material manufactured using this silicon and the applications into which such material has been placed by such customers.

     At this time, the Company is aware of six standard grade ingots that have been demonstrated to contain tungsten inclusions; however, further investigation may identify other material that has been similarly affected. Until this investigation is completed, TIMET is unable to determine the ultimate liability the Company may incur with respect to this matter. The Company currently believes that it is unlikely that its insurance policies will provide coverage for any costs that may be associated with this matter. The Company is continuing to work with its affected customers to determine the appropriate remedial steps required to satisfy their claims. Based upon an assessment of possible losses completed by the Company, TIMET recorded an aggregate charge to cost of sales for this matter of $3.8 million through September 30, 2001 ($1.0 million in the first quarter of 2001 and $2.8 million in the second quarter of 2001). This amount represents the Company's best estimate of the most likely amount of loss to be incurred. It does not represent the maximum possible loss, which is not possible for the Company to estimate at this time, and may be periodically revised in the future as more facts become known. As of September 30, 2001, $3.0 million remains accrued for potential future claims. The Company has filed suit seeking full recovery from the silicon supplier for any liability the Company might incur, although no assurances can be given that the Company will ultimately be able to recover all or any portion of such amounts. The Company has not recorded any recoveries related to this matter as of September 30, 2001. See also Part I, Item 2.A. - "Financial Condition and Results of Operations" for additional information.

     The Company is involved in various other environmental, contractual, product liability and other claims, disputes and litigation incidental to its business.

     The Company currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Note 13 - Earnings per share:

     A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below. Convertible Preferred Securities omitted from the diluted earnings per share calculation because they were antidilutive approximated 5.4 million shares for the three and nine month periods ended September 30, 2001 and 2000. Stock options and restricted shares omitted from the calculation because they were antidilutive approximated 2.2 million and 2.0 million for the three and nine month periods ended September 30, 2000, respectively.

                                                         Three months ended                 Nine months ended
                                                            September 30,                      September 30,
                                                    -------------------------------    -------------------------------
                                                        2001              2000             2001              2000
                                                    --------------    -------------    --------------    -------------
                                                            (In thousands)                     (In thousands)
Numerator:
   Diluted net income (loss)                        $      4,340      $     (7,909)    $     30,276      $    (32,548)
                                                    ==============    =============    ==============    =============

Denominator:
   Average common shares outstanding                      31,539            31,374           31,486            31,373
   Average dilutive stock options and
     restricted shares                                       225                 -              274                 -
                                                    --------------    -------------    --------------    -------------

   Diluted shares                                         31,764            31,374           31,760            31,373
                                                    ==============    =============    ==============    =============

Note 14 - Accounting principles not yet adopted:

     The Company will adopt SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS 142, goodwill will not be amortized on a periodic basis, but instead will be subject to an impairment test to be performed at least on an annual basis. The Company anticipates adoption of this standard will reduce its amortization expense commencing on January 1, 2002; however, impairment reviews may also result in future periodic write-downs. The Company will complete its initial goodwill impairment analysis under the new standard during 2002. If any goodwill impairment under the new standard is determined to exist, such impairment would be recognized as a cumulative effect of a change in accounting policy no later than December 31, 2002, as provided by the transition requirements of SFAS No. 142. For the nine months ended September 30, 2001, the Company recorded amortization expense of approximately $3.5 million relating to its goodwill.

     The Company will adopt SFAS No. 143, Accounting for Asset Retirement Obligations, no later than January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company is still studying this newly-issued standard to determine, among other things, whether it has any asset retirement obligations which are covered under the scope of SFAS No. 143, and the effect, if any, to the Company of adopting this standard has not yet been determined.

     The Company will adopt SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, no later than January 1, 2002. SFAS No. 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. The Company is still studying this newly-issued standard, and the effect, if any, to the Company of adopting SFAS No. 144 has not yet been determined.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

A.       Financial Condition and Results of Operations

         Sales and operations.

                                                         Three months ended                  Nine months ended
                                                            September 30,                      September 30,
                                                   --------------------------------    --------------------------------
                                                        2001              2000              2001              2000
                                                   --------------    --------------    --------------    --------------
                                                          ($ in thousands)                    ($ in thousands)
Net sales                                          $      126,437    $      106,730    $      370,479    $      320,279
Gross margin                                               20,836             3,658            24,618             1,653
Gross margin, excluding special items                      20,836             3,658            39,217             8,382
Operating income (loss)                                     9,964            (7,669)           56,757           (35,513)
Operating income (loss), excluding
   restructuring and special items                          9,964            (7,669)            8,695           (25,979)

Percent change in:
     Mill product sales volume                               +6.3                                +9.7
     Mill product selling prices (1)                         +3.2                                -1.3
     Melted product sales volume                            +42.0                               +39.7
     Melted product selling prices (1)                      +13.1                                +5.5

(1)      Change expressed in U.S. dollars and mix adjusted.

     Third quarter of 2001 compared to third quarter of 2000. Sales of $126.4 million in the third quarter of 2001 were 18% higher than the year-ago period due principally to the net effects of a 6% increase in mill product volume, a 3% increase in mill product selling prices (expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods) and changes in customer and product mix. In billing currencies (which exclude the effects of foreign currency translation), mill product selling prices increased 5%. Melted product (ingot and slab) sales volume increased 42% while melted product selling prices increased 13% from year-ago levels.

     Gross margin (net sales less cost of sales) was 16.5% of sales for the third quarter of 2001 compared to 3.4% in the year-ago period, primarily reflecting the effect of increased selling prices, higher plant operating rates, lower energy costs, and changes in customer and product mix. See "Outlook" for a discussion of sales and gross margin expectations.

     Selling, general, administrative and development expenses during the third quarter of 2001 increased by approximately 3% from year-ago levels principally due to an increase in personnel and related costs.

     Equity in earnings of joint ventures during the third quarter of 2001 was approximately $1 million higher than the year-ago period principally due to an increase in earnings of VALTIMET, the Company's minority-owned welded tube joint venture.

     Nine months of 2001 compared to nine months of 2000. Sales of $370.5 million for the nine months ended September 30, 2001 were 16% higher than the year-ago period due principally to the net effects of a 10% increase in mill product volume, a 1% decrease in mill product selling prices (expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods) and changes in customer and product mix. In billing currencies (which exclude the effects of foreign currency translation), mill product prices increased 1%. Melted product sales volume increased 40% from year-ago levels while selling prices increased 6%.

     Gross margin was 6.6% of sales for the nine months ended September 30, 2001 compared to .5% in the year-ago period, principally reflecting the net effects of higher selling prices, lower energy costs, higher operating rates at certain plants, changes in customer and product mix and special items. As discussed below, gross margin for the nine months ended September 30, 2001 was adversely impacted by $10.8 million of equipment impairment charges and $3.8 million of estimated costs related to the tungsten inclusion matter. Gross margin for the nine months ended September 30, 2000 was adversely impacted by $3.4 million of equipment impairment charges and a $3.3 million charge for anticipated environmental remediation costs. Gross margin excluding special items was 10.6% of sales for the nine months ended September 30, 2001 compared to 2.6% in the year-ago period. See "Outlook" for a discussion of sales and gross margin expectations.

     The Company was notified by one of its customers in March 2001 that a product the customer manufactured from standard grade titanium produced by the Company contained what has been confirmed to be a tungsten inclusion. The Company believes that the source of this tungsten was contaminated silicon, which is used as an alloying addition to titanium at the melting stage, purchased from an outside vendor in 1998. The Company continues to investigate the scope of this problem, including identification of customers who received material manufactured using this silicon and the applications into which such material has been placed by such customers.

     At this time, the Company is aware of six standard grade ingots that have been demonstrated to contain tungsten inclusions; however, further investigation may identify additional material that has been similarly affected. Until this investigation is completed, TIMET is unable to determine the ultimate liability the Company may incur with respect to this matter. The Company is continuing to work with its affected customers to determine the appropriate remedial steps required to satisfy their claims. Based upon an assessment of possible losses completed by the Company, TIMET recorded an aggregate charge to cost of sales of $3.8 million through September 30, 2001 ($1.0 million in the first quarter of 2001 and $2.8 million in the second quarter of 2001). This amount represents the Company's best estimate of the most likely amount of loss to be incurred. It does not represent the maximum possible loss, which is not possible for the Company to estimate at this time, and may be periodically revised in the future as more facts become known. As of September 30, 2001, $3.0 million remains accrued for potential future claims. The Company has filed suit seeking full recovery from the silicon supplier for any liability the Company might incur, although no assurances can be given that the Company will ultimately be able to recover all or any portion of such amounts. The Company has not recorded any recoveries related to this matter as of September 30, 2001.

     During the second quarter of 2001, the Company determined that an impairment of the carrying amount of certain long-lived assets located at its Millbury, Massachusetts facility had occurred. This determination was made after the Company completed studies of the potential uses of these assets in the foreseeable future as well as the economic viability of those alternatives. Accordingly, the Company recorded a $10.8 million pre-tax impairment charge to cost of sales in the second quarter of 2001, representing the difference between the assets' previous carrying amounts and their estimated fair values.

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

     Selling, general, administrative and development expenses for the nine months ended September 30, 2001 (excluding $10.3 million of Boeing Special Items) decreased by approximately 2% from year-ago levels, principally as a result of reduced travel and other personnel costs.

     Equity in earnings of joint ventures during the nine months ended September 30, 2001 was $2.8 million higher than the year ago period principally due to an increase in earnings of VALTIMET.

     General corporate income. General corporate income for all periods includes interest income and dividend income on $80 million of nonvoting preferred securities of Special Metals Corporation, which accrues at an annual rate of 6.625%. See Note 5 to the Consolidated Financial Statements and "Outlook" for a discussion of issues related to these securities.

     Interest expense. Interest expense during the three and nine months ended September 30, 2001 was lower than in the comparable periods in 2000, primarily due to the paydown of the Company's revolving U.S. debt during the second quarter of 2001.

     Income taxes. The Company's consolidated effective income tax rate approximated the U.S. statutory rate in all periods. The Company operates in several tax jurisdictions and is subject to various income tax rates. As a result, the geographical mix of pre-tax income (loss) can impact the Company's effective tax rate. See Note 10 to the Consolidated Financial Statements.

     Minority interest. Dividend expense related to the Company's 6.625% Convertible Preferred Securities approximates $3.3 million per quarter and is reported as minority interest, net of allocable income taxes.

     Supplemental information. Approximately 40% of the Company's sales originated in Europe for the nine months ended September 30, 2001, of which approximately 60% were denominated in currencies other than the U.S. dollar, principally the British pound and European currencies tied to the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for the Company's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of the Company's European subsidiaries are those of their respective countries; thus, the U.S. dollar value of these subsidiaries' sales and costs denominated in currencies other than their functional currency, including sales and costs denominated in U.S. dollars, are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of the Company's European operations may be in U.S. dollars or in functional currencies. The Company's export sales from the U.S. are denominated in U.S. dollars and as such are not subject to currency exchange rate fluctuations.

     The Company does not use currency contracts to hedge its currency exposures. At September 30, 2001, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $23.3 million and $35.6 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable, accounts payable and borrowings.

     Outlook. The Outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. See Note 1 to the Consolidated Financial Statements - "Organization and basis of presentation," Note 12 to the Consolidated Financial Statements - "Commitments and contingencies," and Note 14 to the Consolidated Financial Statements - "Accounting principles not yet adopted," regarding commitments, contingencies, legal, environmental, and other matters, which information is incorporated herein by reference and may affect the Company's future results of operations and liquidity.

     The commercial aerospace industry has significant influence on titanium companies, particularly mill product producers such as TIMET. Industry shipments of mill products to the commercial aerospace industry in 2001 are expected to account for approximately 40% of the estimated 54,000 metric tons of aggregate titanium mill product demand, and this market has been the principal driver of increased industry shipments over the last year. The Company's business is more dependent on commercial aerospace demand as shipments to this market are presently estimated to represent approximately 80% of the Company's sales revenues. The Company's recently improved financial performance has been driven principally by both increased sales volume and improved selling prices on both mill and melted products destined for commercial aerospace.

     The economic slowdown in the U.S. and other regions of the world recently began to negatively affect the commercial aerospace industry as evidenced by, among other things, a decline in airline passenger traffic, reported operating losses by a number of airlines and a reduction in forecasted deliveries of large commercial aircraft from both Boeing and Airbus. On September 11, 2001, the United States was the target of terrorist attacks that exacerbated these trends and had a significant adverse impact on the global economy and the commercial aerospace industry. Since that time, airline passenger traffic has declined substantially and airlines are reporting significant losses. In response to the current business climate, airlines have announced a number of actions to reduce both costs and capacity, including the early retirement of airplanes, the deferral of scheduled deliveries of new aircraft, and allowing aircraft purchase options to expire. Both Boeing and Airbus have indicated that deliveries of large commercial aircraft over the next two years are now expected to be lower than previously anticipated.

     The commercial aerospace supply chain is decentralized and fragmented. Aircraft and jet engine manufacturers, as well as other companies in the supply chain, are still assessing the impact these events will have on their businesses. Although they will clearly have a negative effect on suppliers throughout this sector, including TIMET, the magnitude and duration of that impact is still very uncertain. While the Company is regularly speaking to its customers, most of their views are only speculative at this time given the limited information currently available.

     The Airline Monitor, a leading aerospace publication, recently published its revised forecast of large commercial aircraft deliveries which attempts to take into consideration the events of September 11, 2001. The Airline Monitor's current forecast of large commercial aircraft deliveries is for 820 deliveries in 2001, 660 deliveries in 2002 and 505 deliveries in 2003. Compared to The Airline Monitor's previous forecast (pre-September 11) for the same periods, these delivery rates represent declines of 8%, 26% and 34%, respectively. As compared to the previous (pre-September 11) estimated 2001 deliveries of 890 aircraft, deliveries in 2002 and 2003 are forecasted by The Airline Monitor to decline by 26% and 43%, respectively.

     The Company presently believes commercial aerospace demand for titanium products over the next year could decline by 30% to 40% from 2001 levels, resulting from a combination of reduced aircraft production rates and excess inventory being created throughout the supply chain. Although quantitative information is not readily available, the Company believes that no significant amount of excess titanium inventory existed prior to September 11, 2001. However, a sharp decline in demand could potentially create a significant amount of inventory accumulation. This would likely lead to order demand for titanium products falling below actual consumption. The demand for titanium generally precedes aircraft deliveries by about one year, although this varies considerably by titanium product. Since the Company will begin producing products in 2002 destined for aircraft to be delivered in 2003, it expects to see a decline in its 2002 business that is similar to aircraft delivery reductions relative to 2003.

     The Company's order backlog at the end of September 2001 was approximately $315 million. Comparable backlogs approximated $300 million at June 30, 2001, $290 million at March 31, 2001 and $245 million at December 31, 2000. However, the Company's order backlog may not be a reliable indicator of future business activity. The Company has recently experienced a number of customer requests to defer or cancel scheduled orders. The Company believes such requests will continue and may accelerate in the near-term. As aircraft and jet engine manufacturers settle upon a production schedule for next year, information should be communicated through the supply chain, providing the Company a better understanding of its business outlook.

     The Company is preparing for the anticipated downturn by taking a number of actions, including, but not limited to, (i) reducing plant operating rates and employment levels as business declines, (ii) negotiating improved pricing at lower volume commitments for certain raw materials, (iii) reducing discretionary spending and (iv) negotiating various other concessions from both suppliers and service providers. For the longer term, the Company is evaluating product line and facilities consolidations that may permit it to meaningfully reduce its cost structure while maintaining and even increasing its market share.

     In October 2001, the Company announced that operating rates are being reduced at both its Henderson, Nevada and Morgantown, Pennsylvania facilities. In Nevada, the Company is reducing its vacuum arc melting rates by about 40%. In Pennsylvania, the Company intends to stop production on one of its three electron beam ("EB") cold hearth melting operations this year and is reducing the operating rate on another EB furnace. Production in Pennsylvania will decline by about 20% after these decisions are fully implemented. These actions will result in the Company's employment levels declining by approximately 50 people; however, the Company anticipates further reductions in operating rates and employment levels in the future as demand for titanium products declines.

     Current business conditions make it particularly difficult to predict the Company's future financial results and, therefore, undue reliance should not be placed on the following comments as actual results may differ materially from expectations. For the fourth quarter of 2001, the Company believes sales revenue may range between $90 million and $120 million, reflecting the net effects of changes in sales volume, selling prices and mix. Excluding special items, gross margin as a percent of sales in the fourth quarter is expected to range between 6% and 12% of sales, but could vary significantly from this estimate. Selling, general, and administrative and development costs in the fourth quarter of 2001 should approximate third quarter levels.

Interest expense in the fourth quarter is expected to increase modestly from third quarter levels while minority interest expense related to the Company's Convertible Preferred Securities is expected to approximate third quarter levels. Excluding the Boeing Special Items and other special charges, the Company expects to be near break-even on operating income and report a net loss for the full year of 2001.

     For financial reporting purposes, the Company has recognized the tax benefit of its net operating loss carryforwards ("NOLs"), and expects that tax provisions and benefits to be recognized during the remainder of 2001 will principally be deferred income tax items with cash income tax payments expected in certain state and foreign jurisdictions. For U.S. federal income tax purposes, the Company had NOLs of approximately $47 million and $89 million as of September 30, 2001 and December 31, 2000, respectively. At September 30, 2001, the Company also had the equivalent of a $7.1 million NOL in the United Kingdom and a $2.3 million NOL in Germany, both of which have indefinite carryforward periods.

     The Company expects to generate positive cash flow from operations in 2001 in the range of $80 million to $90 million principally due to the Boeing settlement and the related $28.5 million advance that TIMET expects to receive in December 2001. Depreciation and amortization expense should approximate $41 million in 2001. Capital spending for 2001 is currently expected to approximate $15 million, covering principally capacity enhancements, capital maintenance, and safety and environmental projects. At September 30, 2001, the Company had approximately $152 million of borrowing availability under its various worldwide credit agreements. The Company believes its cash, cash flow from operations and borrowing availability will satisfy its expected working capital, capital expenditures and other requirements over the next year.

     For 2002, the Company believes it may experience a 30% to 40% decline in its commercial aerospace sales volume, which presently represents about 80% of the Company's sales revenue. A change in demand of this magnitude will likely result in heightened competitive pricing pressures resulting in decreased selling prices. The Company believes the net effects of changes in sales volume, selling prices, and customer and product mix could result in sales revenue ranging from $350 million to $400 million in fiscal 2002. The Company's cost of sales is affected by a number of factors including, among others, customer and product mix, material yields, plant operating rates, raw material costs, labor costs and energy costs. The Company believes that costs for titanium sponge and scrap will trend down over the next year while energy cost may remain volatile. However, as the Company reduces production volume in response to reduced order demand, certain manufacturing overhead costs are likely to decrease at a slower rate and to a lesser extent than production volume changes, resulting in higher costs relative to production levels. The Company's gross margin expectation for 2002 is uncertain at this time; however, the Company anticipates that the adverse effects of decreased selling prices and lower plant operating rates to only be partially offset by lower raw material costs and other cost control actions the Company is presently taking. The Company believes gross margins, excluding special items, in 2002 may decline substantially as compared to 2001.

     The Company has undertaken an assessment of the longer-term impact of the commercial aerospace downturn on its business and any potential charges that may be appropriate for asset impairments, increases in valuation allowances and other similar items. Such potential charges, if any, are not yet reasonably estimable due to the period of time necessary for external information to become available and then be analyzed and assessed. The Company expects these items to become estimable over the next few months and, accordingly, the Company's results for the three months ended December 31, 2001 and future periods could include material charges for these matters. The Company currently believes such charges could relate to goodwill, the Company's investment in preferred securities of SMC, deferred tax assets and other long-lived assets. Additionally, the Company may also incur material charges in the fourth quarter of 2001 and future periods for restructuring charges related to workforce reductions, product line and facility consolidations and other items.

B.       Liquidity and Capital Resources

         The Company's consolidated cash flows provided by operating, investing and financing activities are presented below:

                                                                                            Nine months ended
                                                                                              September 30,
                                                                                 -------------------------------------
                                                                                       2001                2000
                                                                                 -----------------    ----------------
                                                                                            (In thousands)
Cash provided (used) by:
    Operating activities:
       Excluding changes in assets and liabilities                               $      92,305        $     (4,543)
       Changes in assets and liabilities                                               (44,712)             45,821
                                                                                 -----------------    ----------------
                                                                                        47,593              41,278
    Investing activities                                                                (7,892)                312
    Financing activities                                                               (33,793)            (57,018)
                                                                                 -----------------    ----------------

    Net cash provided (used) by operating,
       investing and financing activities                                        $       5,908        $    (15,428)
                                                                                 =================    ================

     Operating activities. Cash provided by operating activities, excluding changes in assets and liabilities, generally followed the trend in operating results. Changes in assets and liabilities reflect primarily the timing of purchases, production and sales and can vary significantly from period to period. Accounts receivable increased in the third quarter of 2001 primarily as a result of a higher proportion of sales occurring near the end of the quarter, as well as variations in the timing of collections. Inventories increased in the third quarter of 2001 principally as a result of higher plant operating rates needed to meet fourth quarter shipments levels that were anticipated prior to the downturn in the commercial aerospace market. Additionally, higher inventories were influenced by longer than anticipated scheduled maintenance outages both in the U.S. and Europe that resulted in final processing and shipping of certain products being delayed. Accrued profit sharing cost increased as a result of the Boeing settlement and accrued tungsten costs increased related to the tungsten inclusion matter identified in March 2001. Changes in accounts payable and accrued liabilities also reflect, among other things, the timing of payments to suppliers of titanium sponge, titanium scrap and other raw materials purchases.

     Dividends for the period October 1998 through December 1999 on the Company's $80 million of Special Metals Corporation ("SMC") convertible preferred securities had been deferred by SMC. In April 2000, SMC resumed current dividend payments of $1.3 million each quarter; however, dividends and interest in arrears were not paid. On October 11, 2001, the Company was notified by SMC of their intention to again defer the payment of dividends effective with the dividend due on October 28, 2001. At September 30, 2001, aggregate dividends and interest due the Company were approximately $8.8 million. As a result of this and other factors, the Company has undertaken an assessment of the carrying amount of its investment in the SMC preferred securities. See Notes 1 and 5 to the Consolidated Financial Statements.

     The Company's Convertible Preferred Securities do not require principal amortization, and the Company has the right to defer dividend payments for one or more periods of up to 20 consecutive quarters for each period. In April 2000, the Company exercised its right to defer future dividend payments on these securities for a period of 10 quarters, although interest continued to accrue at the coupon rate on the principal and unpaid dividends. During the second quarter of 2001, the Company resumed payment of dividends on these securities and made the scheduled payments of $3.3 million due on June 1, 2001 and September 1, 2001. The Company also paid the previously deferred aggregate dividends of $13.9 million on June 1, 2001.

     Restructuring and special items are described in Note 9 to the Consolidated Financial Statements.

     Investing activities. The Company's capital expenditures were $7.9 million for the nine months ended September 30, 2001 compared to $6.7 million for the same period in 2000, principally for capacity enhancements, capital maintenance, and safety and environmental projects. In the first quarter of 2000, the Company sold its interest in the castings joint venture to Wyman-Gordon for $7.0 million and recorded a pre-tax gain of $1.2 million.

     Financing activities. At September 30, 2001, the Company's net cash was approximately $5.4 million, consisting of $15.4 million of cash and $10.0 million of debt. The Company also had approximately $152 million of borrowing availability under its various worldwide credit agreements. Net cash in the 2001 period was primarily attributed to receipt of the Boeing settlement. Net repayments in the 2000 period reflect reductions of outstanding borrowings principally in the U.S.

     Boeing Special Items. In April 2001, the Company received a cash payment of $82.0 million in connection with the settlement of its litigation with Boeing. The proceeds were used partially to (i) repay $33.3 million of the Company's outstanding revolving bank debt, (ii) pay the current and deferred dividends of $17.2 million on the Company's Convertible Preferred Securities and (iii) pay legal and other costs of $9.0 million associated with the Boeing settlement.

     See Note 12 to the Consolidated Financial Statements for additional discussion of environmental and legal matters.

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

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

     Reference is made to Note 12 of the Consolidated Financial Statements which information is incorporated herein by reference and to the Company's 2000 Annual Report on Form 10K for descriptions of certain previously reported legal proceedings.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

          10.1 Trust Agreement, effective as of May 22, 2001, by and between the Registrant and Robert E. Musgraves.

          10.2 Agreement to Defer Bonus Payment, effective as of May 22, 2001, by and between the Registrant and J. Landis Martin.

          10.3 Amendment No. 1 to Loan and Security Agreement dated September 7, 2001, by and among the registrant and Titanium Hearth Technologies, Inc., TIMET Millbury Corporation, TIMET Castings Corporation, TIMET Finance Management Company, TMCA International, Inc., and Congress Financial Corporation (Southwest).

      (b) Reports on Form 8-K:

          Reports on Form 8-K filed by the Registrant for the quarter ended September 30, 2001 and the month of October 2001:

                Date of Report                        Items Reported
           --------------------------              --------------------
              September 21, 2001                          5 and 7
              October 5, 2001                             5 and 7
              October 5, 2001                             5 and 7
              October 23, 2001                            5 and 7
              October 23, 2001                            5 and 7
              October 23, 2001                            5 and 7

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TITANIUM METALS CORPORATION
                           -----------------------------------------------------
                                             (Registrant)




Date: November 2, 2001            By     /s/ Mark A. Wallace
---------------------------              ---------------------------------------
                                         Mark A. Wallace
                                         (Executive Vice President and
                                         Chief Financial Officer)



Date: November 2, 2001            By     /s/ JoAnne A. Nadalin
---------------------------              ---------------------------------------
                                         JoAnne A. Nadalin
                                         Vice President and Corporate Controller
                                         (Principal Accounting Officer)