Form 10-K
period 2001-12-31
TITANIUM METALS CORP
filed 2002-03-21
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28538

                           Titanium Metals Corporation
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                           13-5630895
-------------------------------                       -------------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                          Identification No.)

                1999 Broadway, Suite 4300, Denver, Colorado 80202
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (303) 296-5600

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of Each Exchange on Which Registered
----------------------------         -------------------------------------------
        Common Stock                           New York Stock Exchange
 ($.01 par value per share)

        Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ___

As of March 18, 2002, 31,861,338 shares of common stock were outstanding. The aggregate market value of the 18.7 million shares of voting stock held by nonaffiliates of Titanium Metals Corporation as of such date approximated $94.6 million.

                      Documents incorporated by reference:

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Information

     The statements contained in this Annual Report on Form 10-K ("Annual Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and in Item 1
- Business, Item 2 - Properties, Item 3 - Legal Proceedings and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "could," "anticipates," "expects" or comparable terminology or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including in those portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission which include, but are not limited to, the cyclicality of the commercial aerospace industry, the performance of aerospace manufacturers and the Company under their long-term agreements, the difficulty in forecasting demand for titanium products, global economic and political conditions, global productive capacity for titanium, changes in product pricing and costs, the impact of long-term contracts with vendors on the ability of the Company to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, fluctuations in currency exchange rates, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product development, the supply of raw materials and services, changes in raw material and other operating costs (including energy costs), possible disruption of business or increases in the cost of doing business resulting from war or terrorist activities and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

                                     PART I

ITEM 1:  BUSINESS

     General. Titanium Metals Corporation ("TIMET" or the "Company") was originally formed in 1950 and was incorporated in Delaware in 1955. TIMET is one of the world's leading integrated producers of titanium sponge, melted and mill products. The Company is the only integrated producer with major titanium production facilities in both the United States and Europe, the world's principal markets for titanium. The Company estimates that in 2001 it accounted for approximately 24% of worldwide industry shipments of mill products and approximately 13% of worldwide sponge production.

     Titanium was first manufactured for commercial use in the 1950s. Titanium's unique combination of corrosion resistance, elevated-temperature performance and high strength-to-weight ratio makes it particularly desirable for use in commercial and military aerospace applications in which these qualities are essential design requirements for certain critical parts such as wing supports and jet engine components. While aerospace applications have historically accounted for a substantial portion of the worldwide demand for titanium and were approximately 40% of aggregate mill product shipments in 2001, the number of non-aerospace end-use markets for titanium has expanded substantially. Today, numerous industrial uses for titanium exist, including chemical and industrial power plants, desalination plants and pollution control equipment. Demand for titanium is also increasing in emerging markets with such diverse uses as offshore oil and gas production installations, geothermal facilities, military armor, automotive and architectural applications.

     TIMET's products include (i) titanium sponge, the basic form of titanium metal used in processed titanium products, (ii) melted products, comprised of titanium ingot and slab, the result of melting sponge and titanium scrap, either alone or with various other alloying elements and (iii) mill products that are forged and rolled from ingot or slab, including long products (billet and bar), flat products (plate, sheet and strip), pipe and pipe fittings. The Company believes it is among the lower-cost producers of titanium sponge and melted products due in part to its manufacturing expertise and technology. The titanium industry is comprised of several manufacturers that, like TIMET, produce a relatively complete range of titanium products and a significant number of producers worldwide that manufacture a limited range of titanium mill products. The Company is presently the only active titanium sponge producer in the U.S.

     The Company's long-term strategy is to maximize the value of its core aerospace business and develop new markets, applications and products to help reduce its traditional dependence on the aerospace industry. In the near-term, the Company is focused on reducing its cost structure, improving the quality of its products and processes and taking other actions to return to profitability and generate positive cash flow.

     Industry. The titanium industry historically has derived a substantial portion of its business from the aerospace industry. Mill product shipments to the aerospace industry in 2001 represented about 40% of total titanium demand and slightly over 80% of the Company's annual mill product shipments. Aerospace demand for titanium products, which includes both jet engine components (i.e. blades, discs, rings and engine cases) and air frame components (i.e. bulkheads, tail sections, landing gears, wing supports and fasteners) can be broken down into commercial and military sectors. The commercial aerospace sector has a significant influence on titanium companies, particularly mill product producers such as TIMET. Industry shipments of mill products to the commercial aerospace sector in 2001 accounted for approximately 90% of aerospace demand and 35% of aggregate mill product demand.

     The cyclical nature of the aerospace industry has been the principal driver of the historical fluctuations in the performance of titanium companies. Over the past 20 years, the titanium industry had cyclical peaks in mill product shipments in 1980, 1989, 1997 and 2001 and cyclical lows in 1983, 1991 and 1999. Demand for titanium reached its highest peak in 1997 when industry mill product shipments reached an estimated 60,000 metric tons. Industry mill product shipments subsequently declined approximately 5% to an estimated 57,000 metric tons in 1998. After falling 16% from 1998 levels to 48,000 metric tons in 1999 and 2000, industry shipments climbed to an estimated 51,000 metric tons in 2001. The Company expects total industry mill product shipments will decrease in 2002 by approximately 16% to approximately 43,000 metric tons.

     During the latter part of 2001, an economic slowdown in the U.S. and other regions of the world began to negatively affect the commercial aerospace industry as evidenced by, among other things, a decline in airline passenger traffic, reported operating losses by a number of airlines and a reduction in the forecasted deliveries of large commercial aircraft from both Boeing and Airbus. On September 11, 2001, the United States was the target of terrorist attacks that exacerbated these trends and had a significant adverse impact on the global economy and the commercial aerospace industry. The major U.S. airlines reported significant financial losses in the fourth quarter of 2001 and profits for European and Asian airlines declined. In response, airlines have announced a number of actions to reduce both costs and capacity including, but not limited to, the early retirement of airplanes, the deferral of scheduled deliveries of new aircraft and allowing purchase options to expire. These events have resulted in the major commercial airframe and jet engine manufacturers substantially reducing both their forecast of jet engine and large commercial aircraft deliveries over the next few years and their production levels in 2002. Although certain recently reported economic data may indicate some modest level of recovery, the Company expects the current slowdown in the commercial aerospace sector to last for about two years.

     The Company believes that mill product demand for the commercial aerospace sector could decline by up to 40% in 2002, primarily due to a combination of reduced aircraft production rates and excess inventory accumulated throughout the aerospace supply chain since September 11, 2001. The aerospace supply chain is fragmented and decentralized, making it difficult to quantify excess inventories. However, the Company roughly estimates that excess inventory throughout the supply chain might be in the range of 3,200 to 5,500 metric tons at the end of 2001, and believes it may take up to two years for such excess inventory to be substantially absorbed.

     According to The Airline Monitor, a leading aerospace publication, the worldwide commercial airline industry reported an estimated operating loss of approximately $13 billion in 2001, compared with operating income of $11 billion in 2000 and $12 billion in 1999. According to The Airline Monitor, large commercial aircraft deliveries for the 1996 to 2001 period peaked in 1999 with 889 aircraft, including 254 wide body aircraft. Wide body aircraft use substantially more titanium than their narrow body counterparts. Large commercial aircraft deliveries totaled 834 (including 202 wide bodies) in 2001, and the most recent forecast of aircraft deliveries by The Airline Monitor calls for 660 deliveries in 2002, 505 deliveries in 2003 and 515 deliveries in 2004. After 2004, The Airline Monitor calls for a continued increase each year in large commercial aircraft deliveries, with forecasted deliveries of 920 aircraft in 2008 exceeding 2001 levels. Relative to 2001, these forecasted delivery rates represent anticipated declines of about 20% in 2002 and just under 40% in 2003 and 2004. Additionally, the Company's discussions with jet engine manufacturers and related suppliers suggest that they are expecting production declines in 2002 relative to 2001 in the range of 25% to 30%. The demand for titanium generally precedes aircraft deliveries by about one year, although this varies considerably by titanium product. Accordingly, the Company's cycle historically precedes the cycle of the aircraft industry and related deliveries. The Company can give no assurance as to the extent or duration of the current commercial aerospace cycle or the extent to which it will affect demand for the Company's products.

     Since titanium's initial applications in the aerospace sector, the number of end-use markets for titanium has significantly expanded. Established industrial uses for titanium include chemical plants, industrial power plants, desalination plants and pollution control equipment. Titanium continues to gain acceptance in many emerging market applications, including automotive, military armor, energy, architecture and consumer products. Although titanium is generally higher cost than other competing metals, in many cases customers find the physical properties of titanium to be attractive from the standpoint of performance, design alternatives, life cycle value and other factors. Although emerging market demand presently represents only about 10% of the total industry demand for titanium mill products, the Company believes emerging market demand, in the aggregate, could grow at healthy double-digit rates over the next few years. The Company is actively pursuing these markets.

     Although difficult to predict, the most attractive emerging segment appears to be automotive, due to its potential for sustainable long-term growth. Titanium is now used in several consumer car applications including the Toyota Alteeza, Infiniti Q45, Corvette Z06, Volkswagen Lupo FSI, Honda S2000 and Mercedes S Class. At the present time, titanium is primarily used for exhaust systems and suspension springs in consumer vehicles. In exhaust systems, titanium provides for significant weight savings, while its corrosion resistance provides life-of-vehicle durability. In suspension spring applications, titanium saves weight and its combination of low mass and low modulus of elasticity allows the spring's height to be reduced by 20% to 50% compared to a steel spring.

     Titanium is also making inroads into other automotive applications, including turbo charger wheels, brake parts, pistons, valves and internal engine components. Titanium engine components provide mass-reduction benefits, allowing a corresponding weight and size reduction in crankshaft counterbalance weights and resultant improvements in noise, vibration and harshness. The additional cost associated with titanium's use for internal engine parts can be offset by the elimination of balance shafts and the ability to replace sophisticated engine mounts with low cost, compact, simple designs. All of this can translate into greater styling and structural design freedom for automotive designers and engineers. Titanium is also advantageous compared to alternative materials in that it often can be formed and fabricated on the same tooling used for the steel component it is typically replacing.

     The decision to select titanium components for consumer car, truck and motorcycle components remains highly cost sensitive; however, the Company believes titanium's acceptance in consumer vehicles will expand as the automotive industry continues to better understand the benefits it offers.

     Customer agreements. The Company has long-term agreements ("LTAs") with certain major aerospace customers, including, but not limited to, The Boeing Company ("Boeing"), Rolls-Royce plc ("Rolls-Royce"), United Technologies Corporation (Pratt & Whitney and related companies) and Wyman-Gordon Company ("Wyman-Gordon") (a unit of Precision Castparts Corporation ("PCC")). These agreements initially became effective in 1998 and 1999 and expire in 2007 through 2008, subject to certain conditions. The LTAs generally provide for (i) minimum market shares of the customers' titanium requirements or firm annual volume commitments and (ii) fixed or formula-determined prices generally for at least the first five years. Generally, the LTAs require the Company's service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types. In certain events of nonperformance by the Company, the LTAs may be terminated early. Additionally, if the parties are unable to reach agreement on pricing after the initial pricing period or in certain other circumstances, the LTAs may be terminated early. These agreements were designed to limit selling price volatility to the customer, while providing TIMET with a committed base of volume throughout the aerospace business cycles. They also, to varying degrees, effectively obligate TIMET to bear part of the risks of increases in raw material and other costs, but allow TIMET to benefit in part from decreases in such costs. These contracts and others represent the core of the Company's long-term aerospace strategy.

     In April 2001, the Company reached a settlement of the litigation between TIMET and Boeing related to the parties' 1997 LTA. Pursuant to the settlement, the Company received a cash payment of $82 million from Boeing. In addition, TIMET and Boeing also entered into an amended LTA that, among other things, allows Boeing to purchase up to 7.5 million pounds of titanium product annually from TIMET through 2007, subject to certain maximum quarterly volume levels. Under the amended LTA, Boeing will advance TIMET $28.5 million annually from 2002 through 2007. The LTA is structured as a take-or-pay agreement such that, beginning in calendar year 2002, Boeing will forfeit a proportionate part of the $28.5 million annual advance, or effectively $3.80 per pound, in the event that its orders for delivery for such calendar year are less than 7.5 million pounds. Under a separate agreement, TIMET will establish and hold buffer stock for Boeing at TIMET's facilities, for which Boeing will pay TIMET as such product is produced. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the Boeing LTA.

     The Company also has an LTA with VALTIMET SAS ("VALTIMET"), a manufacturer of stainless steel, copper, nickel and welded titanium tubing that is principally sold into the industrial markets. VALTIMET is a 44% owned affiliate of TIMET. The LTA was entered into in 1997 and expires in 2007. Under the LTA, VALTIMET has agreed to purchase a certain percentage of its titanium requirements from TIMET at formula-determined selling prices, subject to certain conditions. Certain provisions of this contract have been renegotiated in the past and may be renegotiated in the future to meet changing business conditions.

     Acquisitions and capital transactions during the past five years. In 1998, TIMET (i) acquired Loterios S.p.A. to increase its market share in industrial markets, and provide increased geographic sales coverage in Europe, (ii) purchased for cash $80 million of non-voting and non-marketable convertible preferred securities of Special Metals Corporation ("SMC"), a U.S. manufacturer of wrought nickel-based superalloys and special alloy long products and (iii) entered into a castings joint venture with Wyman-Gordon. In January 2000, the Company sold its interest in the castings joint venture for $7 million and realized a gain of $1.2 million on the sale. In December 2001, the Company determined that there had been an other than temporary decline in the fair value of its investment in SMC and reduced the carrying amount of these securities and related dividends and interest to an estimated fair value of $27.5 million. See Notes 1, 3 and 4 to the Consolidated Financial Statements.

     In 1998, Tremont Corporation ("Tremont") purchased TIMET common stock in market transactions. In 1999, Tremont exercised an option to purchase approximately two million shares of the Company's common stock. At December 31, 2001, Tremont held approximately 39% of TIMET's outstanding common stock. See
Note 16 to the Consolidated Financial Statements.

     Products and operations. The Company is a vertically integrated titanium manufacturer whose products include (i) titanium sponge, the basic form of titanium metal used in processed titanium products, (ii) melted products, comprised of titanium ingot and slab, the result of melting sponge and titanium scrap, either alone or with various other alloying elements and (iii) mill products that are forged and rolled from ingot or slab, including long products (billet and bar), flat products (plate, sheet and strip), pipe and pipe fittings. During the past three years, all of TIMET's sales revenue was generated by the Company's integrated titanium operations (its "Titanium melted and mill products" segment), its principal business segment. Business and geographic segment financial information is included in Note 2 to the Consolidated Financial Statements.

     Titanium sponge (so called because of its appearance) is the commercially pure, elemental form of titanium metal. The first step in sponge production involves the chlorination of titanium-containing rutile ores (derived from beach sand) with chlorine and coke to produce titanium tetrachloride. Titanium tetrachloride is purified and then reacted with magnesium in a closed system, producing titanium sponge and magnesium chloride as co-products. The Company's titanium sponge production facility in Henderson, Nevada, incorporates vacuum distillation  process  ("VDP")  technology,  which  removes  the  magnesium  and magnesium chloride residues by applying heat to the sponge mass while maintaining vacuum in the chamber. The combination of heat and vacuum boils the residues from the reactor mass into the condensing vessel. The titanium mass is then mechanically pushed out of the original reactor, sheared and crushed, while the residual magnesium chloride is electrolytically separated and recycled.

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

     Titanium mill products result from the forging, rolling, drawing, welding and/or extrusion of titanium ingots or slabs into products of various sizes and grades. These mill products include titanium billet, bar, rod, plate, sheet, strip, pipe and pipe fittings. The Company sends certain products to outside vendors for further processing before being shipped to customers or to the Company's service centers. Many of the Company's customers process the Company's products for their ultimate end-use or for sale to third parties.

     During the production process and following the completion of manufacturing, the Company performs extensive testing on its products, including sponge, melted and mill products. Testing may involve chemical analysis, mechanical testing, ultrasonic and x-ray testing. The inspection process is critical to ensuring that the Company's products meet the high quality requirements of customers, particularly in aerospace components production. The Company certifies its products meet customer specification at the time of shipment for substantially all customer orders.

     The Company is reliant on several outside processors to perform certain rolling, finishing and other processing steps in the U.S., and certain melting, forging and finishing steps in France. In the U.S., one of the processors that performs these steps in relation to strip production and another as relates to plate finishing are owned by a competitor. One of the processors as relates to extrusion is operated by a customer. These processors are currently the sole source for these services. Other processors used in the U.S. are not competitors. In France, the processor is also a joint venture partner in the Company's 70%-owned subsidiary, TIMET Savoie, SA ("TIMET Savoie"). Although the Company believes that there are other metal producers with the capability to perform these same processing functions, arranging for alternative processors, or possibly acquiring or installing comparable capabilities, could take several months or longer, and any interruption in these functions could have a material and adverse effect on the Company's business, results of operations, financial postion and liquidity in the near term.

     Raw materials. The principal raw materials used in the production of titanium mill products are titanium sponge, titanium scrap and alloying elements. The Company processes rutile ore into titanium tetrachloride and further processes the titanium tetrachloride into titanium sponge. During 2001, approximately 32% of the Company's melted and mill product was made from internally produced sponge, 40% from purchased sponge, 21% from titanium scrap and 7% from alloying elements.

     The primary raw materials used in the production of titanium sponge are titanium-containing rutile ore, chlorine, magnesium and petroleum coke. Titanium-containing rutile ore is currently available from a limited number of suppliers around the world, principally located in Australia, South Africa, India and the United States. A majority of the Company's supply of rutile ore is currently purchased from Australian suppliers. The Company believes the availability of rutile ore will be adequate for the foreseeable future and does not anticipate any interruptions of its rutile supplies, although political or economic instability in the countries from which the Company purchases its rutile could materially and adversely affect availability. Although the Company believes that the availability of rutile ore is adequate in the near-term, there can be no assurance that the Company will not experience interruptions.

     Chlorine is currently obtained from a single supplier near the Company's sponge plant. That supplier is currently reorganizing under Chapter 11 bankruptcy. While the Company does not presently anticipate any chlorine supply problems, there can be no assurances the chlorine supply will not be interrupted. The Company has taken steps to mitigate this risk, including establishing the feasibility of certain equipment modifications to enable it to utilize alternative chlorine suppliers or to purchase and successfully utilize an intermediate product which will allow the Company to bypass the purchase of chlorine if needed. Magnesium and petroleum coke are also generally available from a number of suppliers. Various alloying elements used in the production of titanium ingot are available from a number of suppliers.

     Should the Company be unable to obtain the necessary raw materials, the Company may incur higher costs to purchase sponge which could have a material adverse effect on the Company's business, results of operations, financial position and liquidity.

     While the Company was one of six major worldwide producers of titanium sponge in 2001, it cannot supply all of its needs for all grades of titanium sponge internally and is dependent, therefore, on third parties for a substantial portion of its sponge requirements. Titanium mill and melted products require varying grades of sponge and/or scrap depending on the customers' specifications and expected end use. In 2001, Allegheny Technologies, Inc. idled its titanium sponge production facility, making TIMET the only active U.S. producer of titanium sponge and reducing the number of active worldwide producers to five. Presently, TIMET and certain suppliers in Japan are the only producers of premium quality sponge required for more demanding aerospace applications. However, one additional sponge supplier is presently undergoing qualification tests of its product for premium quality applications and is expected to be qualified for such during 2002.

     Historically, the Company has purchased sponge predominantly from producers in Japan and Kazakhstan. During 2000 and throughout 2001, the Company also purchased sponge from the U.S. Defense Logistics Agency ("DLA") stockpile. In 2002, the Company expects to continue to purchase sponge from Japan, Kazakhstan and the DLA.

     TIMET has a ten-year LTA for the purchase of titanium sponge produced in Kazakhstan. The LTA runs through 2007, with firm pricing through 2002, subject to certain possible adjustments and possible early termination in 2004. The Company is currently in the process of renegotiating certain components of this LTA with the supplier. Although the LTA provides for minimum annual purchases by the Company of 6,000 metric tons, the supplier has agreed to reduced purchases by TIMET since 1999. The Company is currently operating under an agreement in principle that provides for significantly reduced minimum purchases in 2002 and certain other modified terms. The Company has no other long-term sponge supply agreements.

     Markets and customer base. Approximately 50% of the Company's 2001 sales revenue was generated by sales to customers within North America, about 40% to European customers and the balance to other regions. Over 70% of the Company's sales revenue was generated by sales to the aerospace industry. Sales under the Company's LTAs accounted for over 40% of its sales revenue in 2001. Sales to PCC and its related entities approximated 11% of the Company's sales revenue in 2001. Sales to Rolls-Royce and other Rolls-Royce suppliers under the Rolls-Royce LTA (including sales to certain of the PCC related entities) represented approximately 15% of the Company's sales revenue in 2001. The Company expects that while a majority of its 2002 sales revenue will be to the aerospace industry, other markets will continue to represent a significant portion of sales.

     The primary market for titanium products in the commercial aerospace industry consists of two major manufacturers of large (over 100 seats) commercial airframes: Boeing Commercial Airplanes Group of the United States and Airbus Integrated Company (80% owned by European Aeronautic Defence and Space Company and 20% owned by BAE Systems) of Europe ("Airbus"). In addition to the airframe manufacturers, the following four manufacturers of large civil aircraft engines are also significant titanium users - Rolls-Royce, Pratt & Whitney (a unit of United Technologies Corporation), General Electric Aircraft Engines and Societe Nationale d'Etude et de Construction de Moteurs d'Aviation ("Snecma"). The Company's sales are made both directly to these major manufacturers and to companies (including forgers such as Wyman-Gordon) that use the Company's titanium to produce parts and other materials for such manufacturers. If any of the major aerospace manufacturers were to significantly reduce aircraft and/or jet engine build rates from those currently expected, there could be a material adverse effect, both directly and indirectly, on the Company.

     As of December 31, 2001, the estimated firm order backlog for Boeing and Airbus, as reported by The Airline Monitor, was 2,919 planes, versus 3,224 planes at the end of 2000 and 2,943 planes at the end of 1999. The backlogs for Boeing and Airbus reflect orders for aircraft to be delivered over several years. For example, the first deliveries of the Airbus A380 are anticipated to begin in 2006. Additionally, changes in the economic environment and the financial condition of airlines can result in rescheduling or cancellation of contractual orders. Accordingly, aircraft manufacturer backlogs are not necessarily a reliable indicator of near-term business activity, but may be indicative of potential business levels over a longer-term horizon.

     The newer wide body planes, such as the Boeing 777 and the Airbus A330, A340 and A380, tend to use a higher percentage of titanium in their frames, engines and parts (as measured by total fly weight) than narrow body planes. "Fly weight" is the empty weight of a finished aircraft with engines but without fuel or passengers. Titanium represents approximately 9% of the total fly weight of a Boeing 777 for example, compared to between 2% to 3% on the older 737, 747 and 767 models. The estimated firm order backlog for wide body planes at year-end 2001 was 801 (27% of total backlog) compared to 751 (23% of total backlog) at the end of 2000. At year-end 2001, a total of 85 firm orders had been placed for the Airbus A380 superjumbo jet, which was officially launched in December 2000. The Company estimates that approximately 65 metric tons of titanium will be purchased for each A380 manufactured, the most of any commercial aircraft.

     Outside of aerospace markets, the Company manufactures a wide range of industrial products including sheet, plate, tube, bar, billet and skelp for customers in the chemical process, oil and gas, consumer, sporting goods, automotive, power generation and armor/armament industries. Approximately 15% of the Company's sales revenue in 2001 was generated by sales into the industrial and emerging markets, including sales to VALTIMET for the production of condenser tubing. For the oil and gas industries, the Company provides seamless pipe for downhole casing, risers, tapered stress joints and other offshore oil production equipment, including fabrication of subsea manifolds. In armor and armament, the Company sells plate products for fabrication into door hatches on fighting vehicles, as well as tank/turret protection.

     In addition to mill and melted products, the Company sells certain products it collectively refers to as "Other", such as sponge which is not suitable for internal consumption, titanium tetrachloride and fabricated titanium assemblies. Sales of these other products represented 12% of the Company's sales revenue in each of 2001 and 2000, and 14% of sales revenue in 1999.

     The Company's backlog of unfilled orders was approximately $225 million at December 31, 2001, compared to $245 million at December 31, 2000 and $195 million at December 31, 1999. Substantially all of the 2001 year-end backlog is scheduled to be shipped during 2002. However, the Company's order backlog may not be a reliable indicator of future business activity. Since September 11, 2001, the Company has received a number of deferrals and cancellations of previously scheduled orders and believes such requests will continue into 2002.

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

     Competition. The titanium metals industry is highly competitive on a worldwide basis. Producers of mill products are located primarily in the United States, Japan, France, Italy, Russia, China and the United Kingdom. With the idling of Allegheny Technologies' sponge manufacturing facility discussed previously, the Company is one of four "integrated producers" in the world, with integrated producers being considered as those that produce at least both sponge and ingot. There are also a number of non-integrated producers that produce mill products from purchased sponge, scrap or ingot.

     The Company's principal competitors in aerospace markets are Allegheny Technologies Inc. and RTI International Metals, Inc., both based in the United States, and Verkhnaya Salda Metallurgical Production Organization ("VSMPO"), based in Russia. These companies, along with the Japanese producers and other companies, are also principal competitors in industrial markets. The Company competes primarily on the basis of price, quality of products, technical support and the availability of products to meet customers' delivery schedules.

     In the U.S. market, the increasing presence of non-U.S. participants has become a significant competitive factor. Until 1993, imports of foreign titanium products into the U.S. had not been significant. This was primarily attributable to relative currency exchange rates and, with respect to Japan, Russia, Kazakhstan and Ukraine, duties (including antidumping duties). However, since 1993, imports of titanium sponge, ingot and mill products, principally from Russia and Kazakhstan, have increased and have had a significant competitive impact on the U.S. titanium industry. To the extent the Company has been able to take advantage of this situation by purchasing sponge, ingot or intermediate and finished mill products from such countries for use in its own operations, the negative effect of these imports on the Company has been somewhat mitigated.

     Generally, imports into the U.S. of titanium products from countries designated by the U.S. government as "most favored nations" are subject to a 15% tariff (45% for other countries). Titanium products for tariff purposes are broadly classified as either wrought or unwrought. Wrought products include bar, sheet, strip, plate and tubing. Unwrought products include sponge, ingot, slab and billet. For most periods since 1993, imports of titanium wrought products from Russia were exempted from this duty under the "generalized system of preferences" or "GSP" program designed to aid developing economies. TIMET has successfully resisted efforts to date to expand the scope of the GSP program to eliminate duties on sponge and other unwrought titanium products from Russia and Kazakhstan. Antidumping duties on imports of titanium sponge from Japan and the former Soviet Union were revoked in 1998. TIMET's appeal of that revocation was not successful.

     Further reductions in, or the complete elimination of, all or any of these tariffs, including expansion of the GSP program to unwrought titanium products, could lead to increased imports of foreign sponge, ingot and mill products into the U.S. and an increase in the amount of such products on the market generally, which could adversely affect pricing for titanium sponge and mill products and thus the business, results of operations, financial position and liquidity of the Company. However, since 1993, the Company has been a large importer of foreign titanium sponge and mill products, particularly sponge from Kazakhstan, into the U.S. To the extent the Company remains a substantial purchaser of these products, any adverse effects on product pricing as a result of any reduction in, or elimination of, any of these tariffs would be partially ameliorated by the decreased cost to the Company for these products to the extent it currently bears the cost of the import duties.

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

     Research and development. The Company's research and development activities are directed toward expanding the use of titanium and titanium alloys in all market sectors, and key research activities center around the design of new alloys and the associated applications development focused by specific commercial strategies in the automotive and aerospace markets. In addition, the Company continues a focus on enhancing the performance of the Company's existing products, as applications for TIMET's proprietary alloys, such as TIMETAL(R)834, TIMETAL 5111 and TIMETAL LCB, continue to develop. The Company conducts the majority of its research and development activities at its Henderson Technical Laboratory in Henderson, Nevada, which is supported by additional activities at its Witton facility in Birmingham, England.

     Patents and trademarks. The Company holds U.S. and non-U.S. patents applicable to certain of its titanium alloys and manufacturing technology. The Company continually seeks patent protection with respect to its technical base and has occasionally entered into cross-licensing arrangements with third parties. However, most of the titanium alloys and manufacturing technology used by the Company do not benefit from patent or other intellectual property protection. The Company believes that the trademarks TIMET(R) and TIMETAL(R), which are protected by registration in the U.S. and other countries, are important to its business.

     Employees. The cyclical nature of the aerospace industry and its impact on the Company's business is the principal reason that the Company periodically implements cost reduction, restructurings, reorganizations and other changes that impact the Company's employment levels. The following table shows the fluctuation in the number of employees over the past 3 years. The 9% increase in employees from 2000 to 2001, and the 6% reduction in employees from 1999 to 2000, were principally in response to changes in market demand for the Company's products. During 2002, the Company expects to decrease employment, principally in its manufacturing operations, due to the previously discussed decline in demand for titanium products.

                                                                          Employees at December 31,
                                                          -----------------------------------------------------------
                                                                2001                 2000                 1999
                                                          ------------------    ----------------    -----------------
U.S.                                                             1,462                1,333                1,490
Europe                                                             948                  887                  860
                                                          ------------------    ----------------    -----------------
   Total                                                         2,410                2,220                2,350
                                                          ==================    ================    =================

     The Company's production, maintenance, clerical and technical workers in Toronto, Ohio, and its production and maintenance workers in Henderson, Nevada are represented by the United Steelworkers of America ("USWA") under contracts expiring in June 2002 and October 2004, respectively. Employees at the Company's other U.S. facilities are not covered by collective bargaining agreements. Approximately 62% of the salaried and hourly employees at the Company's European facilities are represented by various European labor unions, generally under annual agreements.

     While the Company currently considers its employee relations to be satisfactory, it is possible that there could be future work stoppages, or other labor disruptions, upon the expiration of the Toronto, Ohio labor contract, or other labor contracts, that could materially and adversely affect the Company's business, results of operations, financial position, and liquidity.

     Regulatory and environmental matters. The Company's operations are governed by various Federal, state, local and foreign environmental and worker safety laws and regulations. In the U.S., such laws include the Occupational, Safety and Health Act, the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. The Company uses and manufactures substantial quantities of substances that are considered hazardous or toxic under environmental and worker safety and health laws and regulations. In addition, at the Company's Henderson, Nevada facility, the Company produces and uses substantial quantities of titanium tetrachloride, a material classified as extremely hazardous under Federal environmental laws. The Company has used such substances throughout the history of its operations. As a result, risk of environmental damage is inherent in the Company's operations. The Company's operations pose a continuing risk of accidental releases of, and worker exposure to, hazardous or toxic substances. There is also a risk that government environmental requirements, or enforcement thereof, may become more stringent in the future. There can be no assurances that some, or all, of the risks discussed under this heading will not result in liabilities that would be material to the Company's business, results of operations, financial position or liquidity.

     The Company's operations in Europe are similarly subject to foreign laws and regulations respecting environmental and worker safety matters, which laws have not had, and are not presently expected to have, a material adverse effect on the Company's business, results of operations, financial position, or liquidity.

     The Company believes that its operations are in compliance in all material respects with applicable requirements of environmental and worker health and safety laws. The Company's policy is to continually strive to improve environmental, health and safety performance. From time to time, the Company may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. Occasionally, resolution of these matters may result in the payment of penalties. The Company incurred capital expenditures for health, safety and environmental compliance matters of approximately $2.4 million in 2001, $2.6 million in 2000 and $4.0 million in 1999. The Company's capital budget provides for approximately $2.0 million of such expenditures in 2002. However, the imposition of more strict standards or requirements under environmental, health or safety laws and regulations could result in expenditures in excess of amounts estimated to be required for such matters. See Note 17 to the Consolidated Financial Statements - Commitments and contingencies - Environmental matters.

ITEM 2:  PROPERTIES

     Set forth below is a listing of the Company's major production facilities. In addition to its U.S. sponge capacity discussed below, the Company's worldwide melting capacity presently aggregates approximately 45,000 metric tons (estimated 30% of world capacity), and its mill capacity aggregates approximately 20,000 metric tons (estimated 16% of world capacity). Approximately 35% of TIMET's worldwide melting capacity is represented by electron beam cold hearth melting ("EB") furnaces, 63% by vacuum arc remelting ("VAR") furnaces and 2% by a vacuum induction melting ("VIM") furnace.

                                                                                             Annual Practical
                                                                                            Capacities (3) (4)
                                                                                     ---------------------------------
                                                                                        Melted              Mill
         Manufacturing Location                     Products Manufactured              Products           Products
------------------------------------------    -----------------------------------    --------------    ---------------
                                                                                              (metric tons)
Henderson, Nevada(1)                          Sponge, Ingot                                12,250                 -
Morgantown, Pennsylvania(1)                   Slab, Ingot, Raw materials
                                                 processing                                20,000                 -
Toronto, Ohio(1)                              Billet, Bar, Plate, Sheet, Strip                  -             9,900
Vallejo, California(2)                        Ingot (including non-titanium
                                                 superalloys)                               1,600                 -
Ugine, France(2)                              Ingot, Billet, Bar, Wire,
                                                 Extrusions                                 2,450             2,000
Waunarlwydd (Swansea), Wales(1)               Bar, Plate, Sheet                                 -             3,900
Witton, England(2)                            Ingot, Billet, Bar                            8,700             8,000

--------------------------------------------------------------------------------
(1)  Owned facilities.
(2)  Leased facilities.
(3)  Practical capacities are variable based on production mix.
(4)  Practical capacities are not additive.

     The Company has operated its major production facilities at varying levels of practical capacity during the past three years. In 2001, the plants operated at approximately 75% of practical capacity, an increase from 60% in 2000 and from 55% in 1999. In 2002, the Company's plants are expected to operate at 60% of practical capacity. However, practical capacity and utilization measures can vary significantly based upon the mix of products produced. In 1999, the Company idled its Kroll-leach process sponge facility in Henderson, Nevada due to changing market conditions for certain grades of titanium sponge.

     The Company conducts its operations in Europe primarily through its wholly owned subsidiaries TIMET UK, Ltd. ("TIMET UK"), 70% owned TIMET Savoie and wholly owned Loterios S.p.A. ("Loterios"). TIMET UK's Witton, England facilities are leased pursuant to long-term capital leases expiring in 2026. TIMET Savoie has the right to utilize portions of the Ugine, France plant of Compagnie Europeene du Zirconium-CEZUS, S.A. ("CEZUS"), the 30% minority partner in TIMET Savoie, pursuant to an agreement expiring in 2006.

     United States production. The Company's VDP sponge facility is expected to operate at approximately 95% of its annual practical capacity of 8,600 metric tons during 2002, up slightly from approximately 94% in 2001. VDP sponge is used principally as a raw material for the Company's melting facilities in the U.S. and Europe. Approximately 1,200 metric tons of VDP production from the Company's Henderson, Nevada facility was used in Europe during 2001, which represented approximately 20% of the sponge consumed in the Company's European operations. The Company expects the consumption of VDP sponge in its European operations to be 40% of their sponge requirements in 2002. The raw materials processing facilities in Morgantown, Pennsylvania primarily process scrap used as melting feedstock, either in combination with sponge or separately.

     The Company's U.S. melting facilities in Henderson, Nevada and Morgantown, Pennsylvania, produce ingots and slabs both sold to customers and used as feedstock for its mill products operations. These melting facilities are expected to operate at approximately 50% of aggregate capacity in 2002.

     Titanium mill products are produced by TIMET in the U.S. at its forging and rolling facility in Toronto, Ohio, which receives intermediate titanium products (ingots or slabs) principally from the Company's U.S. melting facilities. The Company's U.S. forging and rolling facility is expected to operate at approximately 60% of practical capacity in 2002. Capacity utilization across the Company's product lines varies.

     Sponge for melting requirements in the U.S. that is not supplied by the Company's Henderson, Nevada plant is purchased principally from suppliers in Japan and Kazakhstan, and from the DLA.

     European production. TIMET UK's melting facility in Witton, England produces VAR ingots used primarily as feedstock for its forging operations, also in Witton. The forging operations process the ingots principally into billet product for sale to customers or into an intermediate product for further processing into bar and plate at its facility in Waunarlwydd, Wales. U.K. melting and mill products production in 2002 is expected to operate at approximately 60% and 45%, respectively, of practical capacity.

     The capacity of 70%-owned TIMET Savoie in Ugine, France is to a certain extent dependent upon the level of activity in CEZUS' zirconium business, which may from time to time provide TIMET Savoie with capacity in excess of that contractually required to be provided by CEZUS. During 2002, TIMET Savoie expects to operate at approximately 60% of the maximum capacity required to be provided by CEZUS.

     Sponge for melting requirements in both the U.K. and France that is not supplied by the Company's U.S. Henderson, Nevada plant is purchased principally from suppliers in Japan and Kazakhstan.

     Distribution. The Company sells its products through its own sales force based in the U.S. and Europe, and through independent agents worldwide. The Company's marketing and distribution system also includes eight Company-owned service centers (five in the U.S. and three in Europe), which sell the Company's products on a just-in-time basis. The service centers primarily sell value-added and customized mill products including bar and flat-rolled sheet and strip. The Company believes its service centers provide a competitive advantage because of their ability to foster customer relationships, customize products to suit specific customer requirements and respond quickly to customer needs.

     The Company believes that it has a competitive sales advantage arising from the location of certain of its production plants and service centers, which are in close proximity to major customers.

ITEM 3:  LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. See Note 17 of the Consolidated Financial Statements.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

     TIMET's  common  stock is traded on the New York  Stock  Exchange  (symbol:
"TIE"). On March 18, 2002, the closing price of TIMET common stock was $5.05 per share. The high and low sales prices for the Company's common stock are set forth below.


Year ended December 31, 2001:                                                         High                 Low
                                                                                -----------------    -----------------

   First quarter                                                                $       10.62        $        6.69
   Second quarter                                                                       14.40                 6.75
   Third quarter                                                                        11.90                 2.35
   Fourth quarter                                                                        4.70                 2.75

Year ended December 31, 2000:
   First quarter                                                                $        5.50        $        4.19
   Second quarter                                                                        5.00                 3.13
   Third quarter                                                                         8.94                 4.50
   Fourth quarter                                                                        8.19                 6.00


     As of March 18, 2002, there were 313 common shareholders of record, which the Company estimates represents approximately 8,300 shareholders.

     In the third quarter of 1999, the Company suspended payment of quarterly common stock dividends. The Company's U.S. credit agreement, entered into in early 2000, prohibits the payment of dividends on the Company's common stock and the repurchase of common shares, except under specified conditions. The Company presently has no plans to resume payment of common stock dividends. See Note 9 to the Consolidated Financial Statements.

ITEM 6:  SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

                                                                     Year Ended December 31,
                                            --------------------------------------------------------------------------
                                                2001            2000           1999           1998            1997
                                            -------------    -----------    -----------    ------------    -----------
                                                    ($ in millions, except per share and selling price data)
STATEMENT OF OPERATIONS DATA:
   Net sales                                $    486.9       $    426.8     $    480.0     $    707.7      $    733.6
   Gross margin                                   39.9              3.9           25.5          165.4           179.0
   Operating income (loss) (1)                    64.5            (41.7)         (31.4)          82.7           133.0
   Interest expense                                4.1              7.7            7.1            2.9             2.0
   Net income (loss) (1)                    $    (41.8)      $    (38.9)    $    (31.4)    $     45.8      $     83.0
   Earnings (loss) per share (1):
     Basic                                  $    (1.33)      $    (1.24)    $    (1.00)    $     1.46      $     2.64
     Diluted (2)                            $    (1.33)      $    (1.24)    $    (1.00)    $     1.46      $     2.49
   Cash dividends per share                 $      -         $      -       $      .12     $      .12      $      -

BALANCE SHEET DATA:
   Cash and cash equivalents                $     24.5       $      9.8     $     20.7     $     15.5      $     69.0
   Total assets (1)                              699.4            759.1          883.1          953.2           793.1
   Indebtedness (3)                               12.4             44.9          117.4          105.6             5.0
   Net cash (debt) (4)                            12.1            (35.1)         (96.7)         (90.1)           64.0
   Capital lease obligations                       8.9              8.8           10.1           10.3            11.2
   Minority interest - Convertible
     Preferred Securities                        201.2            201.2          201.2          201.2           201.2
   Stockholders' equity                     $    298.1       $    357.5     $    408.1     $    448.4      $    408.9

OTHER OPERATING DATA:
   Cash flows provided (used):
     Operating activities                   $     62.6       $     63.3     $     19.5     $     76.1      $     72.6
     Investing activities                        (16.1)            (4.2)         (21.7)        (223.2)          (79.8)
     Financing activities                        (31.4)           (70.7)           8.6           92.2            (9.8)
                                            -------------    -----------    -----------    ------------    -----------
       Net provided (used)                  $     15.1       $    (11.6)    $      6.4     $    (54.9)     $    (17.0)

   Mill product shipments (5)                     12.2             11.4           11.4           14.8            15.1
   Average mill product prices (5)          $    29.80       $    28.70     $    33.00     $    35.25      $    35.00
   Melted product shipments (5)                    4.4              3.5            2.5            3.6             7.1
   Average melted product prices (5)        $    14.50       $    13.65     $    14.20     $    18.50      $    15.55
   Active employees at December 31               2,410            2,220          2,350          2,740           3,025
   Order backlog at December 31(6)          $    225.0       $    245.0     $    195.0     $    350.0      $    530.0
   Capital expenditures                     $     16.1       $     11.2     $     24.8     $    115.2      $     66.3

--------------------------------------------------------------------------------
(1) See the notes to the Consolidated Financial Statements and MD&A for special items which materially affect the 2001, 2000 and 1999 periods. In 1998, the Company recorded a $24.0 million pre-tax restructuring charge.
(2)  Antidilutive in 2001, 2000, 1999, and 1998.
(3) Indebtedness represents notes payable and current and noncurrent debt, and excludes capital lease obligations and Minority interest - Convertible Preferred Securities.
(4)  Net cash (debt) represents cash and cash equivalents less indebtedness.
(5) Shipments in thousands of metric tons; average selling prices stated per kilogram.
(6) Order backlog is defined as unfilled purchase orders, which are generally subject to deferral or cancellation by the customer under certain conditions.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Overview. The titanium industry derives a substantial portion of its demand from the highly cyclical commercial aerospace industry. The Company estimates that aggregate industry demand for titanium mill products in 2001 was derived from the following markets: 40% from aerospace; 50% from industrial; and 10% from emerging markets. The commercial aerospace sector is the principal driver of titanium consumed in the aerospace markets, representing about 90% of aggregate aerospace demand, or 35% of aggregate industry demand. The Company's business is more dependent on the commercial aerospace demand than the overall titanium industry, as approximately two-thirds of its sales volume in 2001 was to this sector.

     During the latter part of 2001, an economic slowdown in the U.S. and other regions of the world began to negatively affect the commercial aerospace industry as evidenced by, among other things, a decline in airline passenger traffic, reported operating losses by a number of airlines and a reduction in forecasted deliveries of large commercial aircraft from both Boeing and Airbus. On September 11, 2001, the United States was the target of terrorist attacks that exacerbated these trends and had a significant adverse impact on the global economy and the commercial aerospace industry. The major U.S. airlines reported significant financial losses in the fourth quarter of 2001 and profits for European and Asian airlines declined. In response, airlines have announced a number of actions to reduce both costs and capacity including, but not limited to, the early retirement of airplanes, the deferral of scheduled deliveries of new aircraft, and allowing purchase options to expire.

     A number of the Company's customers cancelled or deferred delivery of previously scheduled orders in late 2001, and the rate of new orders slowed significantly. The Company's order backlog at the end of December 2001 decreased to approximately $225 million, compared to $315 million at the end of September 2001 and $245 million at the end of December 2000.

     As a result of recent events, the Company's financial results and trends during most of 2001 are not indicative of future trends or the Company's expectations for 2002. The Company anticipates a substantial near term decline in its business as described in Outlook.

     The following table summarizes certain components of the Company's results for the past three years. The discussion that follows regarding the Company's results frequently refers to segment information that is presented in Note 2 to the Consolidated Financial Statements, and should be read in conjunction with that information. Restructuring and other special items are more fully described in Note 13 to the Consolidated Financial Statements. Average selling prices per kilogram, as reported by the Company, reflect the net effects of changes in selling prices, currency exchange rates, customer and product mix. Accordingly, average selling prices are not necessarily indicative of any one factor. In the following discussion, the Company has attempted to adjust for the effect of currency fluctuations and changes in mix when referring to the percentage change in selling prices from period to period.

                                                                               Year ended December 31,
                                                                ------------------------------------------------------
                                                                     2001               2000                1999
                                                                ---------------    ----------------    ---------------
                                                                                  ($ in thousands)
Net sales                                                       $     486,935      $     426,798       $     480,029
Gross margin                                                           39,892              3,881              25,523
Gross margin, excluding special items                                  54,002             10,610              25,523
Operating income (loss)                                                64,480            (41,650)            (31,433)
Operating income (loss), excluding restructuring
   and other special items                                             11,555            (34,116)            (24,599)

Percent of net sales:
   Gross margin                                                            8%                 1%                  5%
   Gross margin, excluding special items                                  11%                 2%                  5%

Percent change in:
   Mill product sales volume                                               +7                 -1                 -23
   Mill product selling prices (1)                                         -                  -9                  -8
   Melted product sales volume                                            +27                +39                 -31
   Melted product selling prices (1)                                       +8                -10                 -17

--------------------------------------------------------------------------------
(1)  Change expressed in U.S. dollars.

     2001 operations. Demand for titanium products for the commercial aerospace industry increased substantially in 2001. This was principally driven by increased aircraft production rates and a substantial reduction of excess inventory throughout the aerospace supply chain that accumulated following the previous cyclical peak. Generally, the Company's recurring operations prior to September 11 were characterized by rising selling prices on new non-LTA orders for aerospace quality titanium products, strong order demand, increasing production levels and capacity utilization, and the Company's return to profitability in the third quarter of 2001.

     Sales of mill products in 2001 increased 11% from $326.3 million in 2000 to $363.3 million in 2001. This increase was principally due to a 7% increase in mill product sales volume and changes in customer and product mix. Mill product selling prices (expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods) during 2001 approximated 2000 selling prices. In billing currencies (which exclude the effects of foreign currency translation), mill product selling prices increased 2% over 2000 levels. Melted product sales increased 35% from $47.4 million in 2000 to $64.1 million in 2001 due to the net effects of a 27% increase in melted product sales volume, an 8% increase in melted product selling prices and changes in customer and product mix.

     Gross margin (net sales less cost of sales) was 8% of sales in 2001, compared to 1% in the prior year, primarily reflecting the net effects of higher selling prices, higher operating rates at certain plants, lower sponge costs, higher scrap costs, higher energy costs, changes in customer and product mix and special items. Gross margin, excluding special items, was 11% of sales in 2001, compared to 2% for the prior year. Gross margin for 2001 was adversely impacted by $10.8 million of equipment impairment charges and $3.3 million of estimated costs related to the tungsten inclusion matter. In comparison, gross margin in 2000 was adversely impacted by a $3.5 million equipment impairment charge and a $3.3 million charge for anticipated environmental remediation costs.

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

     At the present time, the Company is aware of six standard grade ingots that have been demonstrated to contain tungsten inclusions; however, further investigation may identify additional material that has been similarly affected. Until this investigation is completed, TIMET is unable to determine the ultimate liability the Company may incur with respect to this matter. The Company currently believes it is unlikely that its insurance policies will provide coverage for any costs that may be associated with this matter. The Company is continuing to work with its affected customers to determine the appropriate remedial steps required to satisfy their claims. Based upon continuing assessments of possible losses completed by the Company, the Company recorded an aggregate charge to cost of sales of $3.3 million during 2001 ($1.0 million expense in the first quarter of 2001, $2.8 million expense in the second quarter of 2001 and $.5 million reduction in expense in the fourth quarter of 2001). This amount represents the Company's best estimate of the most likely amount of loss to be incurred. It does not represent the maximum possible loss, which is not possible for the Company to estimate at this time, and may be periodically revised in the future as more facts become known. As of December 31, 2001, $2.7 million remains accrued for potential future claims. The Company has filed suit seeking full recovery from the silicon supplier for any liability the Company might incur, although no assurances can be given that the Company will ultimately be able to recover all or any portion of such amounts. The Company has not recorded any recoveries related to this matter as of December 31, 2001.

     During the second quarter of 2001, the Company determined that an impairment of the carrying amount of certain long-lived assets located at its Millbury, Massachusetts facility had occurred, as the assets' undiscounted future cash flows could no longer support their carrying amount. This determination was made after the Company completed studies of the potential uses of these assets in the foreseeable future as well as the economic viability of those alternatives. As a result, the Company recorded a $10.8 million pre-tax impairment charge to cost of sales in 2001, representing the difference between the assets' previous carrying amounts and their estimated fair values, based on a third-party appraisal.

     In April 2001, the Company reached a settlement of the litigation between TIMET and Boeing related to the parties' 1997 LTA. Pursuant to the settlement, the Company received a cash payment of $82 million. In the second quarter of 2001, the Company reported approximately $73 million (cash settlement less legal fees) as other operating income, with partially offsetting operating expenses of approximately $10.3 million for employee incentive compensation and other costs reported as a component of selling, general, administrative and development expense, resulting in a net pre-tax income effect of $62.7 million in the second quarter of 2001. In the fourth quarter of 2001, the Company reduced its estimate of employee incentive compensation by $4.1 million as a result of its fourth quarter and full year financial results, and recorded such reduction as a component of selling, general, administrative and development expense. Accordingly, the net pre-tax income effect of the Boeing settlement for 2001 was $66.8 million.

     Selling, general, administrative and development expenses increased 18% in 2001 compared to 2000 principally due to approximately $6.2 million of employee incentive compensation discussed above.

     Equity in earnings (losses) of joint ventures in 2001 increased by $3.4 million from 2000 principally due to the increase in earnings of VALTIMET, the Company's 44%-owned welded tube joint venture.

     2000 operations. Sales of mill products in 2000 declined 13%, from $376.2 million in 1999 to $326.3 million in 2000. This decrease was due to a 9% decline in mill product selling prices (expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods), a less than 1% decrease in sales volume, and changes in customer and product mix. In billing currencies, mill product selling prices declined 7% from 1999. Melted product sales increased 33% from $35.5 million in 1999 to $47.4 million in 2000 due to the net effects of a 39% increase in melted product sales volume, a 10% decline in melted product selling prices and changes in product mix. The decrease in the selling prices was principally due to greater price competition in the Company's non-LTA business.

     Early in 2000, the Company implemented a plan to address market and operating conditions, which resulted in the recognition of a net $2.8 million restructuring charge in 2000. The restructuring charge is principally related to personnel severance and benefits for the approximately 170 employees terminated as part of the restructuring. Additionally, the Company recorded net special charges of $4.7 million to operating income, consisting of $3.5 million of equipment related impairment charges, $3.3 million of environmental remediation charges, a special income item of $2.0 million related to the termination of the Company's 1990 agreement to sell titanium sponge to Union Titanium Sponge Corporation.

     Gross margin was 1% of sales for 2000 compared to 5% in the prior year, primarily reflecting the net effects of lower selling prices, higher energy costs, lower raw material costs, changes in customer and product mix and special items. Gross margin in 2000 was adversely impacted by $3.5 million of equipment impairment charges and a $3.3 million charge for anticipated environmental remediation costs. Gross margin, excluding special items, was 2% in 2000, as compared to 5% for the year ended December 31, 1999.

     Selling, general, administrative and development expenses decreased 9% in 2000 compared to 1999 principally due to the impact of the restructuring plan implemented in early 2000, as well as reduced expenses related to the business-enterprise information system project that was completed in early 1999 and "Year 2000" computer systems expenses which were incurred in 1999 but not 2000.

     Equity in earnings (losses) of joint ventures of the "Titanium melted and mill products" segment in 2000 decreased by $1.4 million from 1999 principally due to the decline in earnings of VALTIMET.

     Non-operating income and expense.

                                                                               Year ended December 31,
                                                                ------------------------------------------------------
                                                                     2001               2000                1999
                                                                ---------------    ----------------    ---------------
                                                                                    (In thousands)
Dividends and interest income                                   $       5,460      $       6,154       $       6,034
General corporate income (expense), net:
   SMC impairment charge                                              (61,519)                 -                   -
   Other                                                                  112                 67              (1,246)
Interest expense                                                       (4,060)            (7,704)             (7,093)
                                                                ---------------    ----------------    ---------------
                                                                $     (60,007)     $      (1,483)      $      (2,305)
                                                                ===============    ================    ===============

     Dividends and interest income consisted principally of dividends on $80 million principal amount of non-voting convertible preferred securities of Special Metals Corporation. During the fourth quarter of 2001, the Company recognized a $61.5 million pre-tax impairment charge to general corporate expense for an other than temporary decline in the fair value of these securities. See Note 4 to the Consolidated Financial Statements.

     The remaining general corporate income (expense) consists principally of currency transaction gains/losses. In 2000, net currency losses of $1.1 million were offset by a $1.2 million gain on the sale of the Company's castings joint venture.

     Interest expense for 2001 decreased 47% compared to 2000, primarily due to the paydown of the Company's revolving U.S. debt following settlement of the Boeing related litigation. Interest expense for 2000 increased over 1999 primarily due to the net effects of increased interest rates related to U.S. credit facilities entered into in early 2000, lower average borrowings outstanding during the year and a lower level of capitalized interest.

     European operations. The Company has substantial operations and assets located in Europe, principally the United Kingdom, with less significant operations in France and Italy. Titanium is a worldwide market, and many factors influencing the Company's U.S. and European operations are similar.

     Approximately 40% of the Company's sales revenue originated in Europe in 2001, of which approximately 60% was denominated in currencies other than the U.S. dollar, principally the British pound and European currencies tied to the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for the Company's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of the Company's European subsidiaries are those of their respective countries; thus, the U.S. dollar value of these subsidiaries' sales and costs denominated in currencies other than their functional currency, including sales and costs denominated in U.S. dollars, are subject to exchange rate fluctuations which may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of the Company's European operations may be in U.S. dollars or in functional currencies. The Company's export sales from the U.S. are denominated in U.S. dollars and as such are not subject to currency exchange rate fluctuations.

     The Company does not use currency contracts to hedge its currency exposures. Net currency transaction gains/losses included in earnings were a gain of $.1 million in 2001 and losses of $1.1 million and $1.2 million in 2000 and 1999, respectively. At December 31, 2001, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $31.7 million and $41.2 million, respectively, consisting primarily of U. S. dollar cash, accounts receivable, accounts payable and borrowings. Exchange rates among eleven European currencies (including the French franc and Italian lira, but excluding the British pound) became fixed relative to each other as a result of the implementation of the euro effective in 1999.

     Income taxes. Based on its recent history of losses, its near term outlook, and management's evaluation of available tax planning strategies, the Company concluded that realization of its previously recorded U.S. deferred tax assets did not continue to meet the "more-likely-than-not" recognition criteria. Accordingly, during 2001, the Company increased its deferred tax valuation allowance by $35.5 million to offset deferred tax benefits related to net U.S. deferred tax assets, primarily net operating loss and minimum tax credit carryforwards and certain capital losses that did not meet the "more-likely-than-not" recognition criteria. This included a fourth quarter 2001 charge of $12.3 million to increase the deferred tax asset valuation allowance related to U.S. net deferred tax assets recorded as of September 30, 2001. This charge included $8.6 million as a component of income tax expense and $3.7 million as a component of Minority interest - Convertible Preferred Securities. Additionally, the Company determined that it would not recognize a deferred tax benefit related to U.S. losses commencing in the fourth quarter of 2001, and continuing for an uncertain period of time. Accordingly, the Company provided a deferred tax valuation allowance of $23.2 million related to U.S. net deferred tax assets arising from its fourth quarter 2001 operating results. See Note 14 to the Consolidated Financial Statements.

     Minority interest. Annual dividend expense related to the Company's 6.625% Convertible Preferred Securities approximates $13 million and is reported as minority interest. In 2000 and 1999, this expense was reported net of allocable income taxes; however, as a result of the Company's decision to increase its deferred tax valuation allowance as described above, this expense was reported pre-tax in 2001. Other minority interest relates primarily to the 30% interest in TIMET Savoie held by CEZUS. See Note 10 to the Consolidated Financial Statements.
                                       23

     Extraordinary item. During 2000, the deferred financing costs associated with the Company's prior U.S. credit facility were written off and reflected as an extraordinary item of $.9 million after taxes in the Consolidated Statements of Operations.

     Related party transactions The Company is a party to certain transactions with related parties. See Note 16 to the Consolidated Financial Statements.

     Outlook. The Outlook section contains a number of forward-looking statements, all of which are based on current expectations, and exclude the potential effect of special and other charges related to restructurings, asset impairments, valuation allowances and similar items, unless otherwise noted. Undue reliance should not be placed on forward-looking statements. Actual results may differ materially. See Note 1 to the Consolidated Financial
Statements - Summary of significant accounting policies and Note 17 to the Consolidated Financial Statements - Commitments and contingencies regarding commitments, contingencies, legal, environmental and other matters, which may materially affect the Company's future business, results of operations, financial position and liquidity.

     During the latter part of 2001, an economic slowdown in the U.S. and other regions of the world began to negatively affect the commercial aerospace industry as evidenced by, among other things, a decline in airline passenger traffic, reported operating losses by a number of airlines and a reduction in forecasted deliveries of large commercial aircraft from both Boeing and Airbus. On September 11, 2001, the United States was the target of terrorist attacks that exacerbated these trends and had a significant adverse impact on the global economy and the commercial aerospace industry. The major U.S. airlines reported significant financial losses in the fourth quarter of 2001 and profits of European and Asian airlines declined. In response, airlines have announced a number of actions to reduce both costs and capacity including, but not limited to, the early retirement of airplanes, the deferral of scheduled deliveries of new aircraft, and allowing purchase options to expire.

     These events have resulted in the major commercial airframe and jet engine manufacturers substantially reducing their forecast of engine and aircraft deliveries over the next few years and their production levels in 2002. The Company expects that aggregate industry mill product shipments will decrease in 2002 by approximately 16% to about 43,000 metric tons. The Company believes that demand for mill products for the commercial aerospace sector could decline by up to 40% in 2002, primarily due to a combination of reduced aircraft production rates and excess inventory accumulated throughout the aerospace supply chain since September 11, 2001. Excess inventory accumulation typically leads to order demand for titanium products falling below actual consumption.

     According to The Airline Monitor, a leading aerospace publication, large commercial aircraft deliveries totaled 834 (including 202 wide bodies) in 2001, and the most recent forecast of aircraft deliveries by The Airline Monitor calls for 660 deliveries in 2002, 505 deliveries in 2003 and 515 deliveries in 2004. After 2004, The Airline Monitor calls for a continued increase each year in large commercial aircraft deliveries, with forecasted deliveries of 920 aircraft in 2008 exceeding 2001 levels. Compared to 2001, these forecasted delivery rates represent anticipated declines of about 20% in 2002 and just under 40% in 2003 and 2004. Additionally, the Company's discussions with jet engine manufacturers and related suppliers suggest that they are expecting production declines in 2002 relative to 2001 in the range of 25% to 30%. Although certain recently reported economic data may indicate some modest level of recovery, the Company expects the current slowdown in the commercial aerospace sector to last for about two years.

     Although the current business environment makes it particularly difficult to predict the Company's future performance, the Company believes sales revenue in 2002 may decline to approximately $375 million, reflecting the combined effects of decreases in sales volume, softening of market selling prices, and changes in customer and product mix. Mill product sales volume is expected to decline approximately 20% from 2001 levels to about 10,000 metric tons. Melted products volume is expected to decline by almost one-third relative to 2001, to approximately 3,000 metric tons. The Company expects approximately 60% of its 2002 sales volume will be derived from the commercial aerospace sector (compared to approximately two-thirds in 2001), with the balance from military aerospace, industrial and emerging markets. The sales volume decline in 2002 is principally driven by an anticipated reduction in the Company's commercial aerospace sales volume of approximately 30% compared to 2001, partly offset by sales volume growth to other markets.

     Market selling prices on new orders for titanium products, while difficult to forecast, are expected to soften throughout 2002. However, about one-half of the Company's anticipated commercial aerospace volume in 2002 is under LTAs that provide the Company with selling price stability on that portion of its business. The Company may sell substantially similar titanium products to different customers at varying selling prices due to the effect of LTAs, timing of purchase orders and market fluctuations. There are also wide differences in selling prices across different titanium products that the Company offers. Accordingly, the mix of customers and products sold affects the average selling price realized and has an important impact on sales revenue and gross margin. Average selling prices per kilogram, as reported by the Company, reflect the net effects of changes in selling prices, currency exchange rates, customer and product mix. Accordingly, average selling prices are not necessarily indicative of any one factor.

     Under the amended Boeing LTA, Boeing will advance TIMET $28.5 million annually from 2002 through 2007. The Company received the $28.5 million advance for contract year 2002 in December of 2001. The LTA is structured as a take-or-pay agreement such that, beginning in calendar year 2002, Boeing will forfeit a proportionate part of the $28.5 million annual advance, or effectively $3.80 per pound, in the event that its orders for delivery for such calendar year are less than 7.5 million pounds. The Company presently intends to recognize as income any forfeitable portion of the advance when it becomes virtually assured that Boeing's annual orders for delivery will be less than 7.5 million pounds and no other significant uncertainties exist. This will generally result in any take-or-pay forfeiture being recognized as operating income in the last half of each year. The Company anticipates that Boeing will purchase about 3 million pounds of product in 2002. At this projected order level, the Company expects to recognize about $17 million of income under the Boeing LTA's take-or-pay provisions in 2002. Any such earnings will be reported as operating income, but will not be included in sales revenue, sales volume or gross margin.

     The Company's cost of sales is affected by a number of factors including, among others, customer and product mix, material yields, plant operating rates, raw material costs, labor and energy costs. Raw material costs represent the largest portion of the Company's manufacturing cost structure. The Company expects to manufacture a significant portion of its titanium sponge requirements in 2002 and purchase the balance. While the cost of titanium sponge manufactured at the Company's Henderson, Nevada facility is expected to be relatively stable compared to 2001, the Company expects the aggregate cost of purchased sponge and scrap to trend downward in 2002. The Company expects its overall capacity utilization to average about 60% in 2002 compared to about 75% in 2001, however, the Company's practical capacity utilization measures can vary significantly based on product mix. As production volume decreases, certain manufacturing and other costs will decrease at a slower rate and to a lesser extent than volume, effectively resulting in higher costs per metric ton. In combination with a softening of market selling prices, this is expected to result in a significant reduction of gross margin and gross margin percent in 2002 compared to 2001. The Company currently anticipates that its gross margin as a percent of sales will decrease over the year and that gross margin will be near breakeven or less for the full year.

     In response to the current business climate, the Company is taking a number of actions in the near term to reduce costs. These actions include reducing plant operating rates and employment levels as business declines, negotiating improved pricing at lower volume commitments for certain raw materials, reducing discretionary spending and negotiating various concessions from both suppliers and service providers. The Company has reduced operating rates and employment levels at its melting facilities since September 11 and expects similar actions will occur in the future. For the longer term, the Company is continuing to evaluate product line and facilities consolidations that may permit it to meaningfully reduce its cost structure in the future while maintaining and even increasing its market share. Accordingly, the Company's results in 2002 could include one or more special or other charges for restructurings, asset impairments and similar charges that might be material.

     The Company's agreement with its labor union at its Toronto, Ohio plant expires at the end of June 2002. The Company does not presently anticipate any work stoppage or other labor disruption at any facility, and its outlook for 2002 does not contemplate any such event. However, should the Company's efforts to negotiate a mutually satisfactory agreement be unsuccessful, any work stoppage or other labor disruption at any facility could materially and adversely affect the Company's business, results of operation, financial position and liquidity.

     On October 11, 2001, the Company was notified by Special Metals Corporation of its intention to again defer the payment of dividends on the SMC convertible preferred securities held by the Company, effective with the dividend due on October 28, 2001. The Company believes such dividends are likely to be deferred indefinitely and does not expect to recognize any dividend income on its SMC preferred securities in 2002.

     Selling, general, administrative and development expenses for 2002 should be approximately $42 million. Interest expense in 2002 should approximate $3 million. Minority interest on the Company's Convertible Preferred Securities in 2002 should approximate $13 million.

     The Company`s effective consolidated income tax rate is expected to be significantly below the U.S. statutory rate, as no income tax benefit is expected to be recorded on U.S. losses during 2002. However, the Company operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income (loss) can significantly impact the Company's overall effective tax rate.

     The Company presently expects an operating loss in 2002 of approximately $25 million and a net loss of approximately $40 million. Although the Company expects its gross margin to decrease over the year, the Company presently anticipates its results in the last half of 2002 will be improved compared to the first half because the estimated $17 million expected to be earned under the take-or-pay provision of the Boeing LTA will be recognized in the last half of the year.

     The Company expects cash flow from operations to be negative in 2002. This is principally driven by the expected net loss and the effect in 2002 of the $28.5 million cash advance payment that was received from Boeing in December 2001. This customer advance was reflected as a current liability on the Company's consolidated balance sheet at year-end 2001 and will be reduced during 2002 as product shipments are made or the Boeing take-or-pay benefits are earned. Subsequent advances will occur early each calendar year beginning in 2003. Capital expenditures in 2002 are expected to be approximately $12 million, principally covering capital maintenance, safety and environmental programs. Depreciation and amortization should approximate $40 million. Effective January 1, 2002, the Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill will not be amortized on a periodic basis. For the year ended December 31, 2001, the Company recorded amortization expense of approximately $4.5 million relating to its goodwill.

     Debt is expected to increase in 2002 as compared to year-end 2001 levels. At December 31, 2001, the Company had over $150 million of borrowing availability under its various worldwide credit agreements. The Company believes its cash, cash flow from operations, and borrowing availability will satisfy its expected working capital, capital expenditures and other requirements in 2002.

     Future results of operations and other forward-looking statements contained in this Outlook involve a number of substantial risks and uncertainties that could significantly affect expected results. Actual results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission which include, but are not limited to, the cyclicality of the commercial aerospace industry, the performance of aerospace manufacturers and the Company under their LTAs, the difficulty in forecasting demand for titanium products, global economic and political conditions, global productive capacity for titanium, changes in product pricing and costs, the impact of long-term contracts with vendors on the ability of the Company to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, fluctuations in currency exchange rates, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product development, the supply of raw materials and services, changes in raw material and other operating costs (including energy costs), possible disruption of business or increases in the cost of doing business resulting from war or terrorist activities and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash flows provided by operating, investing and financing activities for each of the past three years are presented below. The following should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto.

                                                                               Year ended December 31,
                                                                ------------------------------------------------------
                                                                     2001               2000                1999
                                                                ---------------    ----------------    ---------------
                                                                                   (In thousands)
Cash provided (used) by:
   Operating activities:
     Excluding changes in assets and liabilities                $      97,908      $      (4,119)      $      23,958
     Changes in assets and liabilities                                (35,334)            67,447              (4,415)
                                                                ---------------    ----------------    ---------------
                                                                       62,574             63,328              19,543
   Investing activities                                               (16,093)            (4,218)            (21,663)
   Financing activities                                               (31,358)           (70,678)              8,563
                                                                ---------------    ----------------    ---------------

     Net cash provided (used) by operating,
       investing and financing activities                       $      15,123      $     (11,568)      $       6,443
                                                                ===============    ================    ===============

     Operating   activities.   Cash   provided  by  operating   activities   was
approximately $63 million in 2001 and 2000 and $20 million in 1999.

     Cash provided by operating activities, excluding changes in assets and liabilities, during the past three years generally follows the trend in gross margin. Changes in assets and liabilities reflect the timing of purchases, production and sales, and can vary significantly from period to period. Accounts receivable increased in 2001, principally as a result of increased sales. Accounts receivable provided cash in 2000 and 1999, reflecting the decrease in sales levels as well as an improvement, particularly in 2000, in collections as reflected by a decrease in the average number of days that receivables were outstanding. The significant reduction in receivables in 2000 was also attributable to $16 million of customer payments received in the first quarter of 2000 related to a bill-and-hold arrangement entered into near the end of 1999. See Note 8 to the Consolidated Financial Statements.

     In April 2001, the Company reached a settlement of the litigation between TIMET and Boeing. Pursuant to the settlement, the Company received a cash payment of $82 million ($73 million net of legal fees) and in December 2001 received a $28.5 million customer advance from Boeing. See Note 17 to the Consolidated Financial Statements.

     Inventories increased in 2001, reflecting material purchases and production rates that were based on expected sales levels higher than actual sales levels achieved. Due to the impact of the September 11, 2001 terrorist attacks, the Company received a number of customer order deferrals and cancellations late in 2001, contributing to the inventory increase. The Company reduced inventories during 2000 and 1999 as excess raw materials and other inventory items were consumed and inventory reduction and control efforts were put in place.

     Changes in deferred income taxes in 2001 were primarily due to an increase in the Company's deferred tax asset valuation allowance, as further described in
Note 14 to the Consolidated Financial Statements. Changes in income taxes in 2000 primarily reflect net tax refunds of $8 million. In 1999, income taxes payable decreased as the 1999 losses were carried back to recover a portion of prior years' taxes paid. Changes in accounts with related parties resulted primarily from relative changes in receivable levels with joint ventures in 2001, 2000 and 1999.

     Changes in restructuring charges represent payments made, primarily related to personnel severance and benefits, in connection with the Company's 2000 and 1999 restructuring plans, which are described in more detail in Note 13 to the Consolidated Financial Statements.

     Dividends for the period October 1998 through December 1999 on the Company's investment in SMC 6.625% convertible preferred stock were deferred by SMC. In April 2000, SMC resumed current dividend payments of $1.3 million each quarter; however, dividends and interest in arrears were not paid. On October 11, 2001, the Company was notified by SMC of SMC's intention to again defer the payment of dividends effective with the dividend due on October 28, 2001. The Company believes that such dividends are likely to be deferred indefinitely.

     The SMC convertible preferred securities held by TIMET are not marketable and, accordingly, quoted market prices are unavailable. The Company recorded a pre-tax impairment charge of $61.5 million related to these securities in 2001 that reduced the carrying amount of these securities to an estimated fair value of $27.5 million. See Note 4 to the Consolidated Financial Statements. The Company believes SMC has a significant amount of debt relative to its near term potential earnings and cash flow and that a refinancing and/or restructuring of its capital, or some portion thereof, is necessary. SMC has indicated that it may violate certain bank covenants early in 2002 and that it is considering strategic and financial options, including efforts to restructure and/or modify the terms of certain debt agreements. Such efforts may include negotiations with the Company to modify the terms of its preferred securities in SMC and/or exchange, in whole or in part, such preferred securities for common stock, other securities or other assets.

     In April 2000, the Company exercised its right to defer future dividend payments on its outstanding 6.625% Convertible Preferred Securities for a period of up to 10 quarters (subject to possible further extension for up to an additional 10 quarters), although interest continued to accrue at the coupon rate on the principal and unpaid dividends. A portion of the Boeing settlement, described above, was used to pay the previously deferred aggregate dividends of $13.9 million and resume the payment of the regularly scheduled dividends. Changes in accrued dividends on Convertible Preferred Securities reflect this activity.

     Investing activities. The Company's capital expenditures were $16.1 million in 2001, up from $11.2 million in 2000. Capital expenditures were $24.8 million in 1999. Capital spending for 2001 was principally for safety and maintaining capacity. Capital spending for 2000 was principally for capacity enhancements, capital maintenance, and safety and environmental projects. Capital expenditures in 1999 were primarily related to the expansion of forging capacity at the Toronto, Ohio facility, the installation of the business-enterprise system in Europe and various environmental and other projects.

     Proceeds from sale of joint venture in 2000 represents the proceeds from the Company's sale to Wyman-Gordon of the Company's 20% interest in Wyman-Gordon Titanium Castings, LLC. This transaction is more fully described in Note 3 to the Consolidated Financial Statements.

     Financing activities. Net repayments of $32 million in 2001 are principally the result of the Company's litigation settlement with Boeing. Net repayments of $70 million in 2000 reflect reductions of outstanding borrowings principally in the U.S. resulting from collection of receivables, reduction in inventories, tax refunds, the sale of the Company's casting joint venture and deferral of dividend payments on the Company's Convertible Preferred Securities. Net borrowings of $13 million in 1999 were primarily to fund capital expenditures.

     In November 1999, the Company's Board of Directors voted to suspend the regular quarterly dividend on its common stock in view of, among other things, the continuing weakness in overall market demand for titanium metal products. The Company's U.S. credit agreement prohibits the payment of dividends on the Company's common stock and the repurchase of common shares except under specified conditions. The Company presently has no plans to resume payment of common stock dividends.

     Borrowing arrangements. At December 31, 2001, the Company's net cash was approximately $12.1 million ($24.5 million of cash and equivalents, less $12.4 million of notes payable and debt, principally borrowings under the Company's U.S. and U.K. credit agreements). At December 31, 2001, the Company had over $150 million of borrowing availability under its various worldwide credit agreements.

     In 2000, the Company completed a new $125 million, U.S. asset-based revolving credit agreement replacing its previous U.S. bank credit facility. Borrowings under this facility are limited to a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). This facility requires the Company's U.S. daily cash receipts to be used to reduce outstanding borrowings, which may then be reborrowed, subject to the terms of the agreement. Interest generally accrues at rates that vary from LIBOR plus 2% to LIBOR plus 2.5%. Borrowings are collateralized by substantially all of the Company's U.S. assets. The credit agreement prohibits the payment of dividends on TIMET's Convertible Preferred Securities if excess availability is less than $25 million, limits additional indebtedness, prohibits the payment of dividends on the Company's common stock if excess availability is less than $40 million, requires compliance with certain financial covenants and contains other covenants customary in lending transactions of this type. Excess availability is defined as borrowing availability less certain contractual commitments such as letters of credit. At December 31, 2001, excess availability was $115 million. The Company's U.S. credit agreement allows the lender to modify the borrowing base formulas at its discretion, subject to certain conditions. In the event the lender exercised this discretion, such event could have a significant adverse effect on the Company's borrowing availability. Unused borrowing availability under this agreement at December 31, 2001 was approximately $117 million. The credit agreement expires in February 2003; however, the Company is currently negotiating with its lender to extend the maturity date of this agreement on substantially similar terms.

     The Company's subsidiary, TIMET UK, has a credit agreement that includes a revolving and term loan facility and an overdraft facility (the "U.K.
facilities"). During 2000, aggregate borrowing capacity under the U.K. facilities was increased from (pound)18 million to (pound)30 million. Borrowings under the U.K. facilities can be in various currencies, including U.S. dollars, British pounds and euros, accrue interest at rates that vary from LIBOR plus 1% to LIBOR plus 1.25% and are collateralized by substantially all of TIMET UK's assets. The U.K. facilities require the maintenance of certain financial ratios and amounts and other covenants customary in lending transactions of this type. The U.K. overdraft facility is subject to annual review in February of each year and was extended in February 2002. The U.K. facilities expire in February 2005. As of December 31, 2001, the outstanding balance of the U.K. facilities was approximately $11 million with unused borrowing availability of approximately $31 million.

     Environmental matters. See Item 1 - Business - Regulatory and environmental matters and Note 17 to the Consolidated Financial Statements for a discussion of environmental matters.

     Other. The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital and estimated future operating cash flows. As a result of this process, the Company has in the past and, in light of its current outlook, may in the future seek to raise additional capital, modify its common and preferred dividend policies, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of capital stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources.

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

     Contractual commitments. As more fully described in Notes 9, 10, 16 and 17 to the Consolidated Financial Statements, the Company is a party to various debt, lease and other agreements at December 31, 2001 that contractually and unconditionally commit the Company to pay certain amounts in the future. The following table summarizes such contractual commitments that are unconditional both in terms of timing and amount by the type and date of payment.

                                                                 Unconditional Payment Due Date
                                           ----------------------------------------------------------------------------
                                                              2003/           2005/          2007 &
                                              2002            2004            2006            After           Total
                                           -----------     ------------    ------------    ------------    ------------
                                                                          (In thousands)
       Contractual Commitment
-----------------------------------

Indebtedness                               $   1,694       $   10,712      $      -        $      -        $   12,406

Capital leases                                   340              679             397           7,522           8,938

Operating leases                               4,253            4,079             967             348           9,647

Obligations to Basic Management, Inc.          1,324            2,648           1,129           1,638           6,739

Minimum sponge purchase commitments            9,975           19,950          19,950           9,975          59,850

Company-obligated manditorily
   redeemable preferred securities of
   subsidiary trust holding solely
   subordinated debt securities                   -                -               -          201,241         201,241
                                           -----------     ------------    ------------    ------------    ------------

                                           $  17,586       $   38,068      $   22,443      $  220,724      $  298,821
                                           ===========     ============    ============    ============    ============

CRITICAL ACCOUNTING POLICIES

     The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments, and select from a range of possible estimates and assumptions, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. On an on-going basis, the Company evaluates its estimates, including those related to allowances for uncollectible accounts receivable, inventory allowances, impairments of investments in preferred securities and investments accounted for by the equity method, the recoverability of other long-lived assets, including property and equipment, goodwill and other intangible assets, pension and other post-retirement benefit obligations and the underlying actuarial assumptions related thereto, the realization of deferred income tax assets, and accruals for environmental remediation, litigation, income tax and other contingencies. The Company bases its estimates and judgments, to varying degrees, on historical experience, advice of outside experts, and various other factors that it believes to be prudent under the circumstances. Actual results may differ from previously estimated amounts and such estimates, assumptions and judgments are regularly subject to revision. The policies discussed below are considered by management to be critical to an understanding of the Company's financial statements because their application requires the most significant judgments from management in estimating matters for financial reporting that are inherently uncertain.

o Impairments of long-lived assets. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment, goodwill and other intangible assets, may not be recoverable, the Company prepares an evaluation comparing the carrying amount of the assets to the undiscounted expected future cash flows of the assets or asset group. If this comparison indicates that the carrying amount is not recoverable, the amount of the impairment would typically be calculated using discounted expected future cash flows or appraised values. All relevant factors are considered in determining whether an impairment exists.

     The Company completed an impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and Accounting Principles Board ("APB") Opinion No. 17, Intangible Assets, during the fourth quarter of 2001 in response to certain events described in Note 1 to the Consolidated Financial Statements. Future cash flows are inherently uncertain. Although management utilizes certain external information sources such as The Airline Monitor as the basis for sales volume projections, significant management judgment is required in estimating other factors that are significant to future cash flows including, but not limited to, customer demand, the Company's market position, selling prices, competitive forces and manufacturing costs. The result of this assessment led the Company to conclude that there was no impairment related to the long-lived assets in the asset groups tested.

o Valuation and impairment of securities. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company evaluates its investments in debt and equity securities whenever events or conditions occur to indicate that the fair value of such investments has declined below their carrying amounts. If the decline in fair value is judged to be other than temporary, the carrying amount of the security is written down to fair value. In response to certain events described in Notes 1 and 4 to the Consolidated Financial Statements, the Company undertook an assessment in the fourth quarter of 2001, with the assistance of an outside expert, of its investment in SMC. That assessment indicated that it was unlikely that the Company would recover its then existing carrying amount of the SMC securities in accordance with the securities' contractual terms and that an other than temporary decline in the fair value of its investment had occurred. Accordingly, the Company recorded an impairment charge of $61.5 million in the fourth quarter of 2001.

     The SMC convertible preferred securities held by the Company are not marketable and, accordingly, quoted market prices are unavailable. The estimate of fair value requires significant judgment and considered a number of factors including, but not limited to, the financial health and prospects of the issuer and market yields of comparable securities. The amount the Company ultimately recovers from its investment in SMC, if any, could vary significantly from estimated fair value. See Notes 1 and 4 to the Consolidated Financial Statements.

o Deferred income tax valuation allowances. Under SFAS 109, Accounting for Income Taxes, and related guidance, the Company is required to record a valuation allowance if realization of deferred tax assets is not "more-likely-than-not." Substantial weight must be given to recent historical results and near-term projections and management must assess the availability of tax planning strategies that might impact either the need for, or amount of, any valuation allowance.

     Based on its recent history of losses, its near term outlook and management's evaluation of available tax planning strategies, the Company concluded that an increase in its valuation allowance against its U.S. net deferred tax assets was required. Accordingly, the Company recorded a charge of $12.3 million in the fourth quarter of 2001 to increase its deferred tax asset valuation allowance related to previously recorded deferred tax assets. Additionally, the Company determined that it would not recognize a deferred tax benefit related to U.S. losses commencing in the fourth quarter of 2001, and continuing for an uncertain period of time. Regular reviews of the "more-likely-than-not" criteria and availability of tax planning strategies will continue to require significant management judgment. See Notes 1 and 14 to the Consolidated Financial Statements.

o Other loss contingencies. Accruals for estimated loss contingencies, including, but not limited to, product-related liabilities, environmental remediation, and litigation, are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure is made when there is a reasonable possibility that a loss may have been incurred. Contingent liabilities are often resolved over long time periods. Estimating probable losses often requires analysis of various projections that are dependent upon the future outcome of multiple factors, including costs, the findings of investigations, and actions by the Company and third parties. See Note 17 to the Consolidated Financial Statements.

o Inventory allowances. The Company values approximately one-half of its inventory using the last-in, first-out ("LIFO") method with the remainder primarily stated using an average cost method. The Company periodically reviews its inventory for estimated obsolescence or unmarketable inventory and records any write-down equal to the difference between the cost of inventory and its estimated net realizable value based upon assumptions about alternative uses, market conditions and other factors.

     Other significant accounting policies and the use of estimates are described in the Notes to the Consolidated Financial Statements.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     General. The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices. The Company typically does not enter into interest rate swaps or other types of contracts in order to manage its interest rate market risk and typically does not enter into currency forward contracts to manage its foreign exchange market risk associated with receivables, payables and indebtedness denominated in a currency other than the functional currency of the particular entity.

     Interest rates. The Company is exposed to market risk from changes in interest rates related to indebtedness. At December 31, 2001 substantially all of the Company's indebtedness was denominated in U.S. dollars, the British pound sterling or the euro and bore interest at variable rates, primarily related to spreads over LIBOR, as summarized below.

                                                     Contractual maturity date (1)                          Interest
                                  ---------------------------------------------------------------------
                                     2002          2003           2004          2005           2006         rate (2)
                                  -----------    ----------    -----------    ----------    -----------    -----------
                                                             (In millions)
Variable rate debt:
   U. S. dollars                  $     -        $     -       $     8.1      $     -       $     -           4.6%
   British pounds                       -              -             2.6            -             -           5.9%
   Euro                                 1.7            -             -              -             -           4.9%

--------------------------------------------------------------------------------
(1) Non - U.S. dollar denominated amounts are translated at year-end rates of exchange.
(2)  Weighted average.

     At December 31, 2000, substantially all of the Company's $44.9 million in outstanding indebtedness consisted of U.S. dollar-denominated variable rate debt at a weighted average interest rate of 8.2%.

     Foreign currency exchange rates. The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of its international operations. See Item 7 -Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - European operations.

     Commodity prices. The Company is exposed to market risk arising from changes in commodity prices as a result of its long-term purchase and supply agreements with certain suppliers and customers. These agreements, which offer various fixed pricing arrangements, effectively obligate the Company to bear (i) part of the risks of increased raw material and other costs which cannot be passed on to the Company's customers through increased titanium product prices (in whole or in part) or (ii) the risk of decreasing raw material costs which are not passed on to the Company by its suppliers in the form of lower raw material prices.

     Other. The Company holds convertible preferred securities of Special Metals Corporation (NASDAQ: SMCX) with a principal amount of $80 million and an estimated fair value of $27.5 million that are not publicly traded, and, accordingly, quoted market prices are unavailable. These securities are accounted for at estimated fair value and are considered "available-for-sale" securities. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Investing activities and Note 4 to the Consolidated Financial Statements.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is contained in a separate section of this Annual Report. See Index of Financial Statements and Schedules on page F.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The  information  required by this Item is incorporated by reference to the
TIMET  Proxy  Statement.   See  also  Note  16  to  the  Consolidated  Financial
Statements.

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) and (d)   Financial Statements and Schedules

     The  consolidated   financial   statements  and  schedules  listed  by  the
Registrant on the accompanying Index of Financial Statements and Schedules (see page F) are filed as part of this Annual Report.

  (b)           Reports on Form 8-K

     Reports on Form 8-K for the quarter ended December 31, 2001 and the months of January and February 2002:

              Date of Report                            Items Reported
     ---------------------------------           -----------------------------
     October 5, 2001                                       5 and 7
     October 5, 2001                                       5 and 7
     October 23, 2001                                      5 and 7
     October 23, 2001                                      5 and 7
     October 23, 2001                                      5 and 7
     December 18, 2001                                     5 and 7
     January 4, 2002                                       5 and 7
     February 8, 2002                                      5 and 7


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


  Item No.                                                    Exhibit Index
--------------    ------------------------------------------------------------------------------------------------------

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



  Item No.                                                    Exhibit Index
--------------    ------------------------------------------------------------------------------------------------------

4.8               Purchase Agreement, dated November 20, 1996, between Titanium Metals Corporation,  TIMET Capital Trust
                  I, Salomon Brothers Inc, Merrill Lynch,  Pierce,  Fenner & Smith Incorporated and Morgan Stanley & Co.
                  Incorporated,  as Initial  Purchasers,  incorporated by reference to Exhibit 99.1 to the  Registrant's
                  Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.9               Registration  Agreement,  dated November 20, 1996,  between TIMET Capital Trust I and Salomon Brothers
                  Inc, as  Representative  of the Initial  Purchasers,  incorporated by reference to Exhibit 99.2 to the
                  Registrant's Current Report on Form 8-K filed with the Commission on December 5, 1996.

9.1               Shareholders'  Agreement,  dated  February  15,  1996,  among  Titanium  Metals  Corporation,  Tremont
                  Corporation,  IMI plc, IMI Kynoch Ltd., and IMI Americas,  Inc.,  incorporated by reference to Exhibit
                  2.2 to Tremont  Corporation's  Current  Report on Form 8-K (No.  1-10126) filed with the Commission on
                  March 1, 1996.

9.2               Amendment to the  Shareholders'  Agreement,  dated March 29, 1996, among Titanium Metals  Corporation,
                  Tremont Corporation,  IMI plc, IMI Kynoch Ltd., and IMI Americas,,  Inc., incorporated by reference to
                  Exhibit 10.30 to Tremont  Corporation's  Annual  Report on Form 10-K (No.  1-10126) for the year ended
                  December 31, 1995.

10.1              Lease Agreement,  dated January 1, 1996, between Holford Estates Ltd. and IMI Titanium Ltd. related to the building known as Titanium Number 2 Plant at Witton, England, incorporated by reference to Exhibit
                  10.23 to Tremont  Corporation's  Annual Report on Form 10-K (No.  1-10126) for the year ended December
                  31, 1995.

10.2              Loan and Security  Agreement by and among  Congress  Financial  Corporation  (Southwest) as Lender and
                  Titanium Metals Corporation and Titanium Hearth  Technologies,  Inc. as borrowers,  dated February 25,
                  2000,  incorporated by reference to Exhibit 10.12 to the  Registrant's  Annual Report on Form 10-K for
                  the year ended December 31, 1999.

10.3              Investment Agreement dated July 9, 1998, between Titanium Metals Corporation, TIMET Finance Management
                  Company and Special Metals Corporation,  incorporated by reference to Exhibit 10.1 to the Registrant's
                  Current Report on Form 8-K dated July 9, 1998.

10.4              Amendment to Investment  Agreement,  dated October 28, 1998, among Titanium Metals Corporation,  TIMET
                  Finance Management Company and Special Metals  Corporation,  incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.5              Registration  Rights Agreement,  dated October 28, 1998,  between TIMET Finance Management Company and
                  Special Metals  Corporation,  incorporated by reference to Exhibit 10.5 to the Registrant's  Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 1998.


  Item No.                                                    Exhibit Index
--------------    ------------------------------------------------------------------------------------------------------

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

10.9*             Executive Severance Policy, as amended and restated effective May 17, 2000,  incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.10*            Executive  Agreement dated as of September 27, 1996,  between Titanium Hearth  Technologies,  Inc. and
                  Charles H. Entrekin, Jr., incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

10.11*            Titanium Metals  Corporation  Executive  Stock Ownership Loan Plan, as amended and restated  effective
                  February 28, 2001,  incorporated  by reference to Exhibit 10.17 to the  Registrant's  Annual Report on
                  Form 10-K for the year ended December 31, 2000.

10.12*            Form of Loan and Pledge  Agreement by and between  Titanium Metals  Corporation  and individual  TIMET executives under the Corporation's  Executive Stock Ownership Loan Program,  incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

10.13             Settlement  Agreement and Release of Claims dated April 19, 2001 between  Titanium Metals  Corporation and The Boeing Company, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report
                  on Form 10-Q for the quarter ended March 31, 2001.

10.14             Intercorporate  Services  Agreement  between  Titanium  Metals  Corporation  and Tremont  Corporation,
                  effective  as of  January 1, 2001,  incorporated  by  reference  to Exhibit  10.1 to the  Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.15             Intercorporate  Services  Agreement  between  Titanium  Metals  Corporation  and NL Industries,  Inc.,
                  effective  as of  January 1, 2001,  incorporated  by  reference  to Exhibit  10.2 to the  Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.


  Item No.                                                    Exhibit Index
--------------    ------------------------------------------------------------------------------------------------------

10.16*            Titanium Metals  Corporation  Amended and Restated 1996 Non-Employee  Director  Compensation  Plan, as
                  amended  and  restated  effective  June 8, 2001,  incorporated  by  reference  to Exhibit  10.3 to the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.17*            Trust Agreement,  effective as of May 22, 2001, by and between Titanium Metals  Corporation and Robert
                  E. Musgraves,  incorporated by reference to Exhibit 10.1 to the Registrant's  Quarterly Report on Form
                  10-Q for the quarter ended September 30, 2001.

10.18*            Agreement  to Defer Bonus  Payment,  effective  as of May 22,  2001,  by and between  Titanium  Metals
                  Corporation  and J. Landis  Martin,  incorporated  by reference  to Exhibit  10.2 to the  Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.19             Amendment No. 1 to Loan and Security Agreement by and among Congress Financial Corporation (Southwest)
                  as Lender and Titanium Metals Corporation and Titanium Hearth Technologies,  Inc. as borrowers,  dated
                  September 7, 2001,  incorporated by reference to Exhibit 10.3 to the Registrant's  Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 2001.

21.1              Subsidiaries of the Registrant.

23.1              Consent of PricewaterhouseCoopers LLP.



* Management contract, compensatory plan or arrangement.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     TITANIUM METALS CORPORATION
                                     (Registrant)


                                     By     /s/ J. Landis Martin
                                            -----------------------------------
                                            J. Landis Martin, March 20, 2002
                                            (Chairman of the Board, President
                                            and Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ J. Landis Martin                          /s/ Steven L. Watson
------------------------------------------    ----------------------------------
J. Landis Martin, March 20, 2002              Steven L. Watson, March 20, 2002
(Chairman of the Board, President             (Director)
and Chief Executive Officer)


/s/ Edward C. Hutcheson, Jr.                  /s/ Thomas P. Stafford
------------------------------------------    ----------------------------------
Edward C. Hutcheson, Jr., March 20, 2002      Thomas P. Stafford, March 20, 2002
(Director)                                    (Director)


/s/ Glenn R. Simmons                          /s/ Patrick M. Murray
------------------------------------------    ----------------------------------
Glenn R. Simmons, March 20, 2002              Patrick M. Murray, March 20, 2002
(Director)                                    (Director)


/s/ Albert W. Niemi, Jr.                      /s/ Mark A. Wallace
------------------------------------------    ----------------------------------
Albert W. Niemi, Jr., March 20, 2002          Mark A. Wallace, March 20, 2002
(Director)                                    (Executive Vice President and
                                              Chief Financial Officer)

/s/ JoAnne A. Nadalin
------------------------------------------
JoAnne A. Nadalin, March 20, 2002
(Vice President, Corporate Controller and
Principal Accounting Officer)

                           TITANIUM METALS CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                            ITEMS 8, 14(a) and 14(d)

                   INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

                                                                           Page
Financial Statements

  Report of Independent Accountants                                         F-1

  Consolidated Balance Sheets - December 31, 2001 and 2000                  F-2

  Consolidated Statements of Operations - Years ended
    December 31, 2001, 2000 and 1999                                        F-4

  Consolidated Statements of Comprehensive Income (Loss) - Years ended
    December 31, 2001, 2000 and 1999                                        F-5

  Consolidated Statements of Cash Flows - Years ended
    December 31, 2001, 2000 and 1999                                        F-6

  Consolidated Statements of Changes in Stockholders' Equity - Years ended
    December 31, 2001, 2000 and 1999                                        F-8

  Notes to Consolidated Financial Statements                                F-9


Financial Statement Schedules

   Report of Independent Accountants                                        S-1

   Schedule II - Valuation and qualifying accounts                          S-2





                                       F

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Titanium Metals Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Titanium Metals Corporation and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/PricewaterhouseCoopers LLP



Denver, Colorado
February 4, 2002

                           TITANIUM METALS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2001 and 2000
                      (In thousands, except per share data)


ASSETS                                                                                   2001               2000
                                                                                   ----------------   ----------------
Current assets:
   Cash and cash equivalents                                                       $      24,500      $       9,796
   Accounts and other receivables, less
     allowance of $2,739 and $2,927                                                       83,347             75,913
   Receivable from related parties                                                         5,907              5,029
   Refundable income taxes                                                                   470                637
   Inventories                                                                           185,052            148,384
   Prepaid expenses and other                                                              9,026              8,049
   Deferred income taxes                                                                     385                397
                                                                                   ----------------   ----------------
       Total current assets                                                              308,687            248,205
                                                                                   ----------------   ----------------

Investment in joint ventures                                                              20,585             18,136
Preferred securities of Special Metals Corporation ("SMC")                                27,500             88,136
Property and equipment, net                                                              275,308            302,130
Goodwill, net                                                                             44,310             49,305
Other intangible assets, net                                                               9,836             13,258
Deferred income taxes                                                                         56             27,820
Other                                                                                     13,101             12,156
                                                                                   ----------------   ----------------

                                                                                   $     699,383      $     759,146
                                                                                   ================   ================

                           TITANIUM METALS CORPORATION

                           December 31, 2001 and 2000
                      (In thousands, except per share data)

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
                                                                                         2001               2000
                                                                                   ----------------   ----------------
Current liabilities:
   Notes payable                                                                   $       1,522      $      24,112
   Current maturities of long-term debt and capital lease obligations                        512              2,011
   Accounts payable                                                                       42,821             48,680
   Accrued liabilities                                                                    41,799             34,005
   Customer advance payments                                                              33,242              3,951
   Payable to related parties                                                              1,612              1,099
   Income taxes                                                                              746                852
   Deferred income taxes                                                                     106              1,132
                                                                                   ----------------   ----------------
       Total current liabilities                                                         122,360            115,842
                                                                                   ----------------   ----------------
Long-term debt                                                                            10,712             18,953
Capital lease obligations                                                                  8,598              8,642
Payable to related parties                                                                   953              1,332
Accrued OPEB cost                                                                         15,980             18,219
Accrued pension cost                                                                      23,690              5,361
Accrued environmental cost                                                                 3,262              3,262
Deferred income taxes                                                                      5,509              9,655
Accrued dividends on Convertible Preferred Securities                                       -                11,154
Other                                                                                        237                117
                                                                                   ----------------   ----------------
       Total liabilities                                                                 191,301            192,537
                                                                                   ----------------   ----------------

Minority interest - Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely
   subordinated debt securities ("Convertible Preferred Securities")                     201,241            201,250
Other minority interest                                                                    8,727              7,844

Stockholders' equity:
   Preferred stock $.01 par value; 1,000 shares authorized,
     none outstanding                                                                       -                  -
   Common stock, $.01 par value; 99,000 shares authorized,
     31,946 and 31,907 shares issued, respectively                                           319                319
   Additional paid-in capital                                                            350,514            350,078
   Retained (deficit) earnings                                                           (15,841)            25,925
   Accumulated other comprehensive income (loss)                                         (35,274)           (16,408)
   Treasury stock, at cost  (90 shares)                                                   (1,208)            (1,208)
   Deferred compensation                                                                    (396)            (1,191)
                                                                                   ----------------   ----------------
        Total stockholders' equity                                                       298,114            357,515
                                                                                   ----------------   ----------------
                                                                                   $     699,383      $     759,146
                                                                                   ================   ================

Commitments and contingencies (Note 17)

          See accompanying notes to consolidated financial statements.
                                      F-3

                           TITANIUM METALS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 2001, 2000 and 1999
                      (In thousands, except per share data)

                                                                          2001              2000              1999
                                                                     --------------    --------------    -------------
Revenues and other income:
   Net sales                                                         $    486,935      $    426,798      $    480,029
   Equity in earnings (losses) of joint ventures                            2,515              (865)           (1,709)
   Other                                                                   79,210             8,377             4,952
                                                                     --------------    --------------    -------------
                                                                          568,660           434,310           483,272
                                                                     --------------    --------------    -------------

Costs and expenses:
   Cost of sales                                                          447,042           422,917           454,506
   Selling, general, administrative and development                        51,788            44,017            48,577
   Restructuring (income) charge                                             (220)            2,805             4,506
   Interest                                                                 4,060             7,704             7,093
   Other                                                                   61,519              -                2,328
                                                                     --------------    --------------    -------------
                                                                          564,189           477,443           517,010
                                                                     --------------    --------------    -------------
   Income (loss) before income taxes, minority
     interest and extraordinary item                                        4,471           (43,133)          (33,738)

Income tax expense (benefit)                                               31,112           (15,097)          (12,021)
Minority interest - Convertible Preferred Securities,
   net of tax in 2000 and 1999                                             13,850             8,710             8,667
Other minority interest, net of tax                                         1,275             1,283             1,006
                                                                     --------------    --------------    -------------

   Loss before extraordinary item                                         (41,766)          (38,029)          (31,390)

Extraordinary item, net of tax                                               -                 (873)             -
                                                                     --------------    --------------    -------------

   Net loss                                                          $    (41,766)     $    (38,902)     $    (31,390)
                                                                     ==============    ==============    =============

Basic and diluted loss per share:
   Before extraordinary item                                         $      (1.33)      $     (1.21)      $     (1.00)
   Extraordinary item                                                        -                 (.03)             -
                                                                     --------------    --------------    -------------

                                                                     $      (1.33)      $     (1.24)      $     (1.00)
                                                                     ==============    ==============    =============


Weighted average shares outstanding                                        31,496            31,373            31,371
                                                                     ==============    ==============    =============

          See accompanying notes to consolidated financial statements.
                                      F-4

                           TITANIUM METALS CORPORATION

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                  Years ended December 31, 2001, 2000 and 1999
                                 (In thousands)

                                                                          2001              2000             1999
                                                                     --------------    --------------   --------------
Net loss                                                             $    (41,766)     $    (38,902)    $    (31,390)

Other comprehensive (loss) income:
   Currency translation adjustment                                         (3,475)          (10,883)          (5,637)
   Pension liabilities adjustment, net of tax benefit
     (expense) of $4,834, $909, and $(260) in 2001,
     2000 and 1999, respectively                                          (15,391)           (1,688)             483
                                                                     --------------    --------------   --------------

                                                                          (18,866)          (12,571)          (5,154)
                                                                     --------------    --------------   --------------

   Comprehensive loss                                                $    (60,632)     $    (51,473)    $    (36,544)
                                                                     ==============    ==============   ==============


          See accompanying notes to consolidated financial statements.
                                      F-5

                           TITANIUM METALS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2001, 2000 and 1999
                                 (In thousands)

                                                                           2001             2000             1999
                                                                     --------------    --------------   --------------
Cash flows from operating activities:
   Net loss                                                          $    (41,766)     $    (38,902)    $    (31,390)
   Depreciation and amortization                                           40,134            41,942           42,693
   Noncash impairment charges:
     Equipment and joint ventures                                          10,840             3,467            2,328
     SMC convertible preferred securities                                  61,519              -                -
   Gain on sale of castings joint venture                                    -               (1,205)            -
   Extraordinary loss on early extinguishment
     of debt, net                                                            -                  873             -
   Equity in (earnings) losses of joint ventures, net of
     distributions                                                         (2,040)            1,710            3,730
   Deferred income taxes                                                   26,822           (17,245)            (464)
   Other minority interest                                                  1,275             1,283            1,006
   Other, net                                                               1,124               696            6,055
   Change in assets and liabilities:
     Receivables                                                           (7,953)           25,273           17,406
     Inventories                                                          (38,631)           37,026           23,598
     Prepaid expenses and other                                            (3,112)             (452)           3,137
     Accounts payable and accrued liabilities                               3,895            (1,751)         (24,919)
     Accrued restructuring charges                                           (592)             (974)          (5,042)
     Customer advance payments                                             29,291               (86)             768
     Income taxes                                                              98            10,386          (16,220)
     Accounts with related parties, net                                      (743)           (1,247)           2,409
     Accrued OPEB and pension costs                                        (4,288)           (4,256)            (411)
     Accrued dividends on SMC securities                                     -               (1,606)          (5,640)
     Accrued dividends on Convertible
       Preferred Securities                                               (10,043)           10,043             -
     Other, net                                                            (3,256)           (1,647)             499
                                                                     --------------    --------------   --------------
         Net cash provided by operating activities                         62,574            63,328           19,543
                                                                     --------------    --------------   --------------

Cash flows from investing activities:
   Capital expenditures                                                   (16,124)          (11,182)         (24,772)
   Proceeds from sale of castings joint venture                              -                7,000             -
   Proceeds from sale of fixed assets                                          31                38            2,900
   Other, net                                                                -                  (74)             209
                                                                     --------------    --------------   --------------
         Net cash used by investing activities                            (16,093)           (4,218)         (21,663)
                                                                     --------------    --------------   --------------

Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                           537,884           364,214          111,900
     Repayments                                                          (569,569)         (434,257)         (99,284)
   Dividends paid                                                            -                 -              (3,764)
   Other, net                                                                 327              (635)            (289)
                                                                     --------------    --------------   --------------
         Net cash (used) provided by financing activities                 (31,358)          (70,678)           8,563
                                                                     --------------    --------------   --------------

         Net cash provided (used)                                    $     15,123      $    (11,568)    $      6,443
                                                                     ==============    ==============   ==============

                           TITANIUM METALS CORPORATION

                  Years ended December 31, 2001, 2000 and 1999
                                 (In thousands)

                                                                          2001              2000             1999
                                                                     --------------    --------------   --------------
Cash and cash equivalents:
   Net increase (decrease) from:
     Operating, investing and financing activities                   $     15,123      $    (11,568)    $      6,443
     Currency translation                                                    (419)              693           (1,236)
                                                                     --------------    --------------   --------------
                                                                           14,704           (10,875)           5,207
   Cash at beginning of year                                                9,796            20,671           15,464
                                                                     --------------    --------------   --------------

   Cash at end of year                                               $     24,500      $      9,796     $     20,671
                                                                     ==============    ==============   ==============

Supplemental disclosures:
   Cash paid for:
     Interest, net of amounts capitalized                            $      3,065      $      7,642     $      6,669
     Convertible Preferred Securities dividends                      $     23,893      $      3,333     $     13,332
     Income taxes, net                                               $      4,192      $       -        $        148

   Noncash investing and financing activities:
     Capital lease obligations of $517 were incurred during 2001 related to equipment



          See accompanying notes to consolidated financial statements.
                                       F-7

                           TITANIUM METALS CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years ended December 31, 2001, 2000 and 1999
                                 (In thousands)

                                                                          Accumulated Other
                                                                            Comprehensive
                                                                            Income (Loss)
                                                 Additional Retained  -------------------------
                                 Common  Common   Paid-in   Earnings   Currency      Pension    Treasury   Deferred
                                 Shares  Stock    Capital   (Deficit) Translation  Liabilities   Stock   Compensation   Total
                                 ------- ------- ---------- --------- ----------- ------------- -------- ------------ ----------
Balance at December 31, 1998     31,369  $  315  $ 347,972  $ 99,981  $    5,600  $     (4,283) $(1,208) $      -     $ 448,377
  Comprehensive income (loss)      -        -         -      (31,390)     (5,637)          483     -            -       (36,544)
  Dividends paid ($.12 per share)  -        -         -       (3,764)       -             -        -            -        (3,764)
  Other, net                          2     -           12      -           -             -        -            -            12
                                 ------- ------- ---------- --------- ----------- ------------- -------- ------------ ----------

Balance at December 31, 1999     31,371     315    347,984    64,827         (37)       (3,800)  (1,208)        -       408,081
  Comprehensive income (loss)      -        -         -      (38,902)    (10,883)       (1,688)    -            -       (51,473)
  Long-term incentive plan stock
    awards, net of cancellations    444       4      1,936      -           -             -        -          (1,940)      -
  Amortization of deferred
    compensation                   -        -         -         -           -             -        -             749        749
  Other                               2     -          158      -           -             -        -            -           158
                                 ------- ------- ---------- --------- ----------- ------------- -------- ------------ ----------

Balance at December 31, 2000     31,817     319    350,078    25,925     (10,920)       (5,488)  (1,208)      (1,191)   357,515
  Comprehensive income (loss)      -        -         -      (41,766)     (3,475)      (15,391)    -            -       (60,632)
  Issuance of common stock           80       1        580      -           -             -        -            -           581
  Stock award cancellations         (41)     (1)      (321)     -           -             -        -             322       -
  Amortization of deferred
    compensation                   -        -         -         -           -             -        -             473        473
  Other                            -        -          177      -           -             -        -            -           177
                                 ------- ------- ---------- --------- ----------- ------------- -------- ------------ ----------

Balance at December 31, 2001     31,856  $  319  $ 350,514  $(15,841) $  (14,395) $    (20,879) $(1,208) $      (396) $ 298,114
                                 ======= ======= ========== ========= =========== ============= ======== ============ ==========


          See accompanying notes to consolidated financial statements.
                                       F-8

                           TITANIUM METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies

     Principles of consolidation. The accompanying consolidated financial statements include the accounts of Titanium Metals Corporation ("TIMET") and its majority-owned subsidiaries (collectively, the "Company"). All material intercompany transactions and balances have been eliminated.

     Cash  and  cash  equivalents.   Cash  equivalents   include  highly  liquid
investments with original maturities of three months or less.

     Inventories and cost of sales. Inventories include material, labor and overhead and are stated at the lower of cost or market. Approximately one-half of inventories are costed using the last-in, first-out ("LIFO") method with the balance primarily stated using an average cost method.

     Investments. The Special Metals Corporation, ("SMC") convertible preferred securities held by the Company are carried at estimated fair value. These securities are not marketable and, accordingly, quoted market prices are unavailable. The amount the Company ultimately recovers from its investment in SMC, if any, could vary significantly from estimated fair value. The SMC securities are presently classified as "available-for-sale" securities with unrealized gains and losses included in stockholders' equity, unless an unrealized loss is deemed to be other than temporary, in which case it will be charged to earnings. Investment securities are periodically reviewed for impairment considering the extent to which fair value is below the carrying amount, the duration of the decline and the financial health and prospects of the issuer. Prior to December 31, 2001, the securities were classified as "held-to-maturity" and reported at cost. See Note 4.

     Investments in 20% to 50%-owned joint ventures are accounted for by the equity method. Differences between the Company's investment in joint ventures and its proportionate share of the joint ventures' reported equity are amortized based upon the respective useful lives of the assets to which the differences relate, which is generally over not more than 15 years.

     Intangible assets and amortization. Goodwill, representing the excess of cost over the fair value of individual net assets acquired in business combinations accounted for by the purchase method, is amortized using the straight-line method over 15 years and is stated net of accumulated amortization of $24.2 million and $19.7 million at December 31, 2001 and 2000, respectively. Patents and other intangible assets, except intangible pension assets, are amortized using the straight-line method over the periods expected to be benefited, generally seven to nine years. The Company periodically assesses the amortization period and recoverability of the carrying amount of goodwill and other intangible assets and the effects of revisions are reflected in the period they are determined to be necessary.

     Property, equipment and depreciation. Property and equipment are recorded at cost and depreciated principally on the straight-line method over the estimated useful lives of 15 to 40 years for buildings and three to 25 years for machinery and equipment. Capitalized software costs are amortized over the software's estimated useful life, generally three to five years. Maintenance, repairs and minor renewals are expensed as incurred and included in cost of sales. Major improvements are capitalized and depreciated over the estimated period to be benefited. Interest costs related to major, long-term capital projects are capitalized as a component of construction costs and were $1.0 million in 2000 and $1.3 million in 1999. No interest was capitalized during 2001.

     Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment, may not be recoverable, the Company prepares an evaluation comparing the carrying amount of the assets to the undiscounted expected future cash flows of the assets or asset group. If this comparison indicates that the carrying amount is not recoverable, the amount of the impairment would typically be calculated using discounted expected future cash flows or appraised values. All relevant factors are considered in determining whether an impairment exists.

     During 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which standard is effective retroactive to January 1, 2001. SFAS No. 144, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, retains the fundamental provisions with respect to the recognition and measurement of long-lived asset impairment but does not apply to goodwill and other intangible assets. However, SFAS No. 144 provides expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. The adoption of SFAS No. 144 had no material effect on the Company's results of operations, consolidated financial position or liquidity.

     Stock-based compensation. The Company has elected the disclosure alternative prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, and to account for the Company's stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees and its various interpretations. Under APB No. 25, no compensation cost is generally recognized for fixed stock options for which the exercise price is not less than the market price of the Company's common stock on the grant date.

     Employee benefit plans. Accounting and funding policies for retirement plans and postretirement benefits other than pensions ("OPEB") are described in
Note 15.

     Research and development. Research and development expense, which includes activities directed toward expanding the use of titanium and titanium alloys in all market sectors, is recorded as selling, general, administrative and development expense and totaled $2.6 million in each of 2001 and 2000 and $2.5 million in 1999. Related engineering and experimentation costs associated with ongoing commercial production are recorded as cost of sales.

     Advertising costs. Advertising costs, which are not significant, are expensed as incurred.

     Shipping and handling costs. Shipping and handling costs are included in cost of sales.

     Self Insurance. The Company is self insured for certain losses relating to workers' compensation claims, employee medical benefits, environmental, product and other liabilities. The Company maintains certain stop loss and other insurance to reduce its exposure and provides accruals for estimates of known liabilities and incurred but not reported claims. See Note 17.

     Income taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in subsidiaries not included in TIMET's consolidated U.S. tax group. The Company periodically reviews its deferred tax assets to determine if future realization is more likely than not and a change in the valuation allowance is recorded in the period it is determined to be necessary. See Note 14.

     Translation of foreign currencies. Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in the currency translation adjustments component of other comprehensive income (loss). Currency transaction gains and losses are recognized in income currently and were a net gain of $.1 million in 2001 and net losses of $1.1 million in 2000 and $1.2 million in 1999.

     Revenue recognition. Sales revenue is generally recognized when the Company has certified that its product meets the related customer specifications, products have been shipped, and title and substantially all the risks and rewards of ownership pass to the customer. The Company believes that its revenue recognition policies are in compliance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

     Derivatives and hedging activities. The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective January 1, 2001. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in fair value of derivatives depends upon the intended use of the derivative, and such changes are recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, as amended, the Company has exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives that were issued or acquired prior to January 1, 1999. The Company was not a party to any significant derivative or hedging instrument covered by SFAS No. 133 during 2001 or at December 31, 2001, and the adoption of SFAS No. 133 had no material effect on the Company's results of operations, consolidated financial position or liquidity.

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

     The convertible preferred securities of SMC held by the Company are not marketable and, accordingly, quoted market prices are unavailable. The Company has estimated the fair value of these securities to be approximately $27.5 million at December 31, 2001. However, the amount the Company ultimately realizes from this investment could vary significantly from estimated fair value. See Note 4.

     Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, inventory allowances, environmental accruals, self-insurance accruals, deferred tax valuation allowances, loss contingencies, fair values of financial instruments, the determination of discount and other rate assumptions for pension and postretirement employee benefit costs, asset impairments, restructuring accruals and other special items. Actual results may, in some instances, differ from previously estimated amounts. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they are determined to be necessary.

     Reclassification. Certain prior year amounts have been reclassified to conform to the current year presentation.

     Accounting principles not yet adopted. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets. The Company will adopt SFAS 142 effective January 1, 2002. Under SFAS 142, goodwill will not be amortized on a periodic basis, but instead will be subject to a two-step impairment test to be performed on at least an annual basis. The Company anticipates adoption of this standard will reduce its amortization expense commencing on January 1, 2002; however, impairment reviews may also result in future periodic write-downs. The Company will complete its initial goodwill impairment analysis under the new standard during 2002, with the completion of the first step by June 30, 2002. If any goodwill impairment under the new standard is determined to exist, such impairment would be recognized as a cumulative effect of a change in accounting principle no later than December 31, 2002, as provided by the transition requirements of SFAS No.
142. For the year ended December 31, 2001, the Company recorded amortization expense of approximately $4.5 million relating to its goodwill. The Company, at this time, cannot reasonably estimate the impact of SFAS 142 on its financial statements. However, it is possible that SFAS 142 could result in the determination that goodwill or other intangible assets are impaired and result in a material charge in 2002.

     In 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company is still studying this standard to determine, among other things, whether it has any asset retirement obligations that are covered under the scope of SFAS No. 143, and the effect, if any, to the Company of adopting this standard has not yet been determined. The Company will implement SFAS No. 143 no later than January 1, 2003.

     Impact of recent events including September 11, 2001. On September 11, 2001, the United States was the target of terrorist attacks that had a significant adverse effect on the global economy and commercial aerospace industry. The Company estimates that approximately two-thirds of its sales revenue in 2001 was derived from this sector and, accordingly, the Company expects to see a substantial near-term decline in its business.

     The Company also understands that a significant portion of SMC's sales are to the commercial aerospace industry and, therefore, SMC's business may be adversely impacted by the terrorist attacks. SMC notified the Company in October 2001 of its intention to again defer payment of dividends on the SMC convertible preferred securities held by the Company effective with the dividend due on October 28, 2001. The Company believes such dividends are likely to be deferred indefinitely. The Company believes SMC has a significant amount of debt relative to its near term potential earnings and cash flow and that a refinancing and/or restructuring of its capital, or some portion thereof, is necessary. SMC has indicated that it may violate certain bank covenants early in 2002 and that it is considering strategic and financial options, including efforts to restructure and/or modify the terms of its debt agreements. Such efforts include negotiations with the Company to modify the terms of the SMC convertible preferred securities held by the Company and/or exchange, in whole or in part, such preferred securities for common stock, other securities or other assets.

     Accordingly, during the fourth quarter of 2001, the Company undertook an assessment of the impact of these events and any potential charges that might be appropriate for asset impairments, increases in valuation allowances and other similar items. As a result of such assessment, the Company recorded a pre-tax impairment charge related to its investment in SMC of $61.5 million (see Note 4) and increased its deferred tax valuation allowance related to previously recorded U.S. net deferred tax assets resulting in a charge of $12.3 million (see Note 14). The Company's assessment identified no other impairments at December 31, 2001, however, see discussion of SFAS No. 142 under Accounting principles not yet adopted.

Note 2 - Segment information

     The Company is a vertically integrated producer of titanium sponge, melted products and a variety of mill products for aerospace, industrial and other applications. In addition to mill and melted products, the Company sells certain products it collectively refers to as "Other", such as sponge which is not suitable for internal consumption, titanium tetrachloride and fabricated titanium assemblies. The Company's production facilities are located principally in the United States, United Kingdom and France, and its products are sold throughout the world. These worldwide integrated activities comprise the "Titanium melted and mill products" segment, the Company's only segment in 2001 and 2000, and its principal segment in 1999. In 1999, the "Other" segment consisted of the Company's investment in nonintegrated joint ventures, which have been either sold or charged off due to an asset impairment.

     Sales, gross margin, operating income (loss), inventory and receivables are the key management measures used to evaluate segment performance, both including and excluding the effect of special items. Segment operating income (loss) is defined as income (loss) before income taxes and minority interest, exclusive of interest expense and certain general corporate income and expense items.

                                                                              Years Ended December 31,
                                                               -------------------------------------------------------
                                                                    2001                2000               1999
                                                               ----------------    ---------------    ----------------
                                                                    ($ in thousands, except selling price data)
Operating Segments:
  Net sales:
    Titanium melted and mill products:
      Mill product net sales                                   $     363,257       $    326,319       $     376,200
      Melted product net sales                                        64,063             47,366              35,500
      Other                                                           59,615             53,113              68,329
                                                               ----------------    ---------------    ----------------
                                                               $     486,935       $    426,798       $     480,029
                                                               ================    ===============    ================
  Gross margin:
    Titanium melted and mill products                          $      39,892       $      3,881       $      25,523
    Other                                                               -                  -                   -
                                                               ----------------    ---------------    ----------------
                                                               $      39,892       $      3,881       $      25,523
                                                               ================    ===============    ================
  Operating income (loss):
    Titanium melted and mill products                          $      64,480       $    (41,715)      $     (27,746)
    Other                                                                 -                  65              (3,687)
                                                               ----------------    ---------------    ----------------
                                                                      64,480            (41,650)            (31,433)
  Dividends and interest income                                        5,460              6,154               6,034
  General corporate income (expense), net                            (61,409)                67              (1,246)
  Interest expense                                                    (4,060)            (7,704)             (7,093)
                                                               ----------------    ---------------    ----------------
  Income (loss) before income taxes, minority
    Interest and extraordinary item                            $       4,471       $    (43,133)      $     (33,738)
                                                               ================    ===============    ================
  Mill product shipments:
    Volume (metric tons)                                              12,180             11,370              11,400
    Average price ($ per Kilogram)                             $       29.80       $      28.70       $       33.00

  Melted product shipments:
    Volume (metric tons)                                               4,415              3,470               2,500
    Average price ($ per Kilogram)                             $       14.50       $      13.65       $       14.20

                                      F-15

                                                                              Year Ended December 31,
                                                               -------------------------------------------------------
                                                                     2001                2000               1999
                                                               ----------------    ---------------    ----------------
                                                                                   (In thousands)
Depreciation and amortization:
  Titanium melted and mill products                            $      40,134       $     41,942       $      42,693
                                                               ================    ===============    ================
Capital expenditures:
  Titanium melted and mill products                            $      16,124       $     11,182       $      24,771
  Other                                                                 -                  -                      1
                                                               ----------------    ---------------    ----------------
                                                               $      16,124       $     11,182       $      24,772
                                                               ================    ===============    ================
Equity in earnings (losses) of joint ventures:
  Titanium melted and mill products                            $       2,515       $       (865)      $         549
  Other                                                                 -                  -                 (2,258)
                                                               ----------------    ---------------    ----------------
                                                               $       2,515       $       (865)      $      (1,709)
                                                               ================    ===============    ================
Accounts receivable:
  Titanium melted and mill products                            $      83,347       $     75,913       $     105,654
  Other                                                                 -                  -                    550
                                                               ----------------    ---------------    ----------------
                                                               $      83,347       $     75,913       $     106,204
                                                               ================    ===============    ================
Inventories:
  Titanium melted and mill products                            $     185,052       $    148,384       $     191,599
  Eliminations                                                          -                  -                    (64)
                                                               ----------------    ---------------    ----------------
                                                               $     185,052       $    148,384       $     191,535
                                                               ================    ===============    ================
Investment in joint ventures:
  Titanium melted and mill products                            $      20,585       $     18,136       $      21,143
  Other                                                                 -                  -                  5,795
                                                               ----------------    ---------------    ----------------
                                                               $      20,585       $     18,136       $      26,938
                                                               ================    ===============    ================
Total assets:
  Titanium melted and mill products                            $     699,383       $    759,146       $     876,760
  Other                                                                 -                  -                  6,345
                                                               ----------------    ---------------    ----------------
                                                               $     699,383       $    759,146       $     883,105
                                                               ================    ===============    ================

                                                                              Year Ended December 31,
                                                               -------------------------------------------------------
                                                                    2001                2000               1999
                                                               ----------------    ---------------    ----------------
                                                                                   (In thousands)
Geographic segments:
  Net sales - point of origin:
    United States                                              $    399,708        $    345,370       $    365,652
    United Kingdom                                                  139,210             139,599            160,765
    Other Europe                                                     70,079              74,432             89,433
    Eliminations                                                   (122,062)           (132,603)          (135,821)
                                                               ----------------    ---------------    ----------------
                                                               $    486,935        $    426,798       $    480,029
                                                               ================    ===============    ================
  Net sales - point of destination:
    United States                                              $    247,410        $    234,350       $    239,797
    Europe                                                          188,729             163,661            203,858
    Other                                                            50,796              28,787             36,374
                                                               ----------------    ---------------    ----------------
                                                               $    486,935        $    426,798       $    480,029
                                                               ================    ===============    ================
  Long-lived assets - property and equipment, net:
    United States                                              $    208,069        $    227,994       $    246,744
    United Kingdom                                                   62,463              69,212             81,607
    Other Europe                                                      4,776               4,924              5,414
                                                               ----------------    ---------------    ----------------
                                                               $    275,308        $    302,130       $    333,765
                                                               ================    ===============    ================

     Export sales from U.S. based operations approximated $37 million in 2001, $24 million in 2000 and $35 million in 1999.

     During the past three years, the Company recorded pre-tax restructuring and other special charges (income) to segment operating income (loss). See Note 13.

Note 3 - Investment in joint ventures

                                                                                             December 31,
                                                                                --------------------------------------
                                                                                      2001                 2000
                                                                                -----------------    -----------------
                                                                                           (In thousands)

Joint ventures:
   VALTIMET                                                                     $      20,214        $      17,719
   Other                                                                                  371                  417
                                                                                -----------------    -----------------

                                                                                $      20,585        $      18,136
                                                                                =================    =================

     VALTIMET SAS ("VALTIMET") is a manufacturer of welded stainless steel, copper, nickel and titanium tubing with operations in the United States, France and China. At December 31, 2001, VALTIMET was owned 43.7% by TIMET, 51.3% by Valinox Welded, a French manufacturer of welded tubing, and 5% by Sumitomo Metals Industries, Ltd., a Japanese manufacturer of steel products. For the years ended December 31, 2001, 2000 and 1999, VALTIMET reported sales of approximately $80 million, $67 million and $71 million, respectively, and net income of $4.3 million, a net loss of $.2 million and net income of $.5 million, respectively. As of year-end 2001 and 2000, VALTIMET reported total assets of $62.0 million and $66.9 million, respectively, and equity of $35.5 million and $28.8 million, respectively. At December 31, 2001 the unamortized net difference between the Company's carrying amount of its investment in VALTIMET and its proportionate share of VALTIMET's net assets was approximately $5.3 million, and is principally attributable to the difference between the carrying amount and fair value of fixed assets initially contributed by TIMET. This difference is being amortized over 15 years and reduces (increases) the amount of equity in earnings (losses) that the Company reports related to its investment in VALTIMET.

     In 1998, the Company completed a series of strategic transactions with Wyman-Gordon Company ("Wyman-Gordon"). The principal components were (i) the Company exchanged certain of its titanium castings assets and $5 million in cash for Wyman-Gordon's Millbury, Massachusetts vacuum arc re-melting facility, which produced titanium ingot, (ii) Wyman-Gordon and the Company combined their respective titanium castings businesses into a new joint venture, Wyman-Gordon Titanium Castings LLC, 80% owned by Wyman-Gordon and 20% by the Company and
(iii) the Company and Wyman-Gordon entered into a contract pursuant to which the Company expects to be the principal supplier of titanium material to Wyman-Gordon through 2007. The Company accounted for the castings business/melting facility transaction at fair value, which approximated the $18 million net carrying value of the assets exchanged, and, accordingly, recognized no gain on the transaction. The Company accounted for its interest in the castings joint venture by the equity method. Early in 2000, the Company sold its interest in the castings joint venture to Wyman-Gordon for approximately $7 million and recorded a pretax gain of approximately $1.2 million.

     TIMET's strategy for developing new markets and uses for titanium has included providing funds to third parties to potentially prove out new uses for titanium. Other joint ventures in 2001 and 2000 consist primarily of investments in outside providers of certain testing services. In 1999, the Company recorded a $2.3 million special charge to earnings associated with the write-downs of the Company's investment in certain of these start-up joint ventures.

Note 4 - Preferred securities of Special Metals Corporation

     The Company has invested $80 million in non-voting convertible preferred securities of Special Metals Corporation, a U.S. manufacturer of wrought nickel-based superalloys and special alloy long products. The convertible preferred securities accrue dividends at the annual rate of 6.625%, are mandatorily redeemable in April 2006 and are convertible into SMC common stock at $16.50 per share. SMC's common stock is traded on NASDAQ under the symbol "SMCX" and had a quoted market price on December 31, 2001 of $2.58 per share. From October 1998 through December 1999, dividends on the preferred securities were deferred by SMC. In April 2000, SMC resumed current dividend payments of $1.3 million each quarter; however, dividends and interest in arrears due the Company were not paid. As of December 31, 2000, accrued dividends and interest due the Company were approximately $8.1 million. On October 11, 2001, the Company was notified by SMC of its intention to again defer the payment of dividends effective with the dividend due on October 28, 2001.

     The SMC convertible preferred securities are not marketable and, accordingly, quoted market prices are unavailable. The Company understands that a significant portion of SMC's sales are to the commercial aerospace industry, and, therefore, SMC's business may be adversely impacted by the terrorist attacks of September 11, 2001. The Company believes SMC's dividends on its convertible preferred securities are likely to be deferred indefinitely. The Company believes SMC has a significant amount of debt relative to its near term potential earnings and cash flow and that a refinancing and/or restructuring of its capital, or some portion thereof, is necessary. SMC has indicated that it may violate certain bank covenants early in 2002 and that it is considering strategic and financial options, including efforts to restructure and/or modify the terms of certain debt agreements. Such efforts include negotiations with the Company to modify the terms of the SMC convertible preferred securities held by the Company and/or exchange, in whole or in part, such convertible preferred securities for common stock, other securities or other assets.

     Because of these and other factors, the Company undertook an assessment in the fourth quarter of 2001, with the assistance of an outside expert, of its investment in SMC. That assessment indicated that it was unlikely that the Company would recover its then existing carrying amount, including accrued dividends and interest, of the SMC preferred securities in accordance with the securities' contractual terms and that an other than temporary decline in the fair value of its investment had occurred. The estimate of fair value of these securities requires significant judgment and considered a number of factors, including, but not limited to, the financial health and prospects of the issuer and market yields of comparable securities. The Company recorded a $61.5 million pre-tax impairment charge in the fourth quarter of 2001 to reduce the carrying amount of this investment, including accrued dividends and interest, to an estimated fair value of $27.5 million. The amount the Company ultimately recovers from its investment in SMC, if any, could vary significantly from estimated fair value.

Note 5 - Inventories

                                                                                             December 31,
                                                                                --------------------------------------
                                                                                      2001                 2000
                                                                                -----------------    -----------------
                                                                                           (In thousands)
Raw materials                                                                   $     43,863         $     31,127
Work-in-process                                                                       94,709               74,631
Finished products                                                                     54,074               53,685
Supplies                                                                              13,476               14,991
                                                                                -----------------    -----------------
                                                                                     206,122              174,434
Less adjustment of certain
  inventories to LIFO basis                                                           21,070               26,050
                                                                                -----------------    -----------------

                                                                                $    185,052         $    148,384
                                                                                =================    =================

Note 6 - Intangible and other noncurrent assets

                                                                                             December 31,
                                                                               ---------------------------------------
                                                                                     2001                  2000
                                                                               ------------------    -----------------
                                                                                           (In thousands)

Intangible assets:
  Patents                                                                      $      13,405         $      13,521
  Covenants not to compete                                                             8,353                 8,500
                                                                               ------------------    -----------------
                                                                                      21,758                22,021
  Less accumulated amortization                                                       15,120                12,452
                                                                               ------------------    -----------------
                                                                                       6,638                 9,569
  Intangible pension assets                                                            3,198                 3,689
                                                                               ------------------    -----------------
                                                                               $       9,836         $      13,258
                                                                               ==================    =================
Other noncurrent assets:
  Deferred financing costs                                                     $       8,212         $       9,194
  Notes receivable from officers                                                         163                   544
  Prepaid pension cost                                                                 4,006                 1,359
  Other                                                                                  720                 1,059
                                                                               ------------------    -----------------
                                                                               $      13,101         $      12,156
                                                                               ==================    =================

Note 7 - Property and equipment, net

                                                                                             December 31,
                                                                               ---------------------------------------
                                                                                       2001                  2000
                                                                               ------------------    -----------------
                                                                                           (In thousands)
Land                                                                           $       6,138         $       6,158
Buildings                                                                             36,574                37,593
Information technology systems                                                        55,112                54,426
Manufacturing and other                                                              300,315               305,856
Construction in progress                                                              11,631                 8,811
                                                                               ------------------    -----------------
                                                                                     409,770               412,844
Accumulated depreciation                                                            (134,462)             (110,714)
                                                                               ------------------ -- -----------------
                                                                               $     275,308         $     302,130
                                                                               ==================    =================

     In 2001, the Company recorded $10.8 million in special charges to cost of sales for the impairment of certain equipment located in Millbury, Massachusetts, which was acquired from Wyman-Gordon in 1998. The Company completed studies of the potential uses of this equipment in the foreseeable future as well as the economic viability of those alternatives, resulting in the determination that the equipment's undiscounted future cash flows could no longer support its carrying value. The loss on impairment represents the difference between the equipment's estimated fair value, as determined through a third-party appraisal, and its previous carrying amount.

     In 2000, the Company recorded $3.5 million in special charges to cost of sales for the impairment of certain equipment.

Note 8 - Accrued liabilities

                                                                                             December 31,
                                                                                --------------------------------------
                                                                                      2001                 2000
                                                                                -----------------    -----------------
                                                                                           (In thousands)
OPEB cost                                                                       $       2,969        $       3,129
Pension cost                                                                              555                1,251
Accrued profit sharing                                                                  6,077                  980
Other employee benefits                                                                14,616               14,140
Deferred income                                                                           325                2,558
Environmental costs                                                                       654                  818
Restructuring costs                                                                       198                1,012
Accrued tungsten costs                                                                  2,743                 -
Taxes, other than income                                                                4,867                3,593
Accrued dividends on Convertible Preferred Securities                                   1,111                 -
Other                                                                                   7,684                6,524
                                                                                -----------------    -----------------

                                                                                $      41,799        $      34,005
                                                                                =================    =================

     In 1999, the Company had customer orders for approximately $16 million of titanium ingot for which the customer had not yet determined the final mill product specifications. At the customer's request, the Company manufactured the ingots and stored the material at the Company's facilities. As agreed with the customer, the customer was billed for and took title to the ingots in 1999; however, the Company retained an obligation to convert the ingots into mill products in the future. Accordingly, the revenue and cost of sales on this product were not recognized in 1999. Approximately $2.5 million and $13.4 million of this deferred income was recognized during 2001 and 2000, respectively. As of December 31, 2001, pretax income of approximately $.1 million from the remaining material stored at the Company's facilities has been deferred until the related sale is recorded.

Note 9 - Notes payable, long-term debt and capital lease obligations

                                                                                            December 31,
                                                                               ---------------------------------------
                                                                                     2001                  2000
                                                                               ------------------    -----------------
                                                                                           (In thousands)
Notes payable:
  U.S. credit agreement                                                        $          30         $      19,893
  European credit agreements                                                           1,492                 4,219
                                                                               ------------------    -----------------
                                                                               $       1,522         $      24,112
                                                                               ==================    =================
Long-term debt:
  Bank credit agreement - U.K.                                                 $      10,712         $      20,263
  Other                                                                                  172                   514
                                                                               ------------------    -----------------
                                                                                      10,884                20,777
  Less current maturities                                                                172                 1,824
                                                                               ------------------    -----------------
                                                                               $      10,712         $      18,953
                                                                               ==================    =================

Capital lease obligations                                                      $       8,938         $       8,829
  Less current maturities                                                                340                   187
                                                                               ------------------    -----------------
                                                                               $       8,598         $       8,642
                                                                               ==================    =================

     Long-term bank credit agreements. In 2000, the Company completed a new $125 million, U.S. asset-based revolving credit agreement replacing its previous U.S. bank credit facility. Borrowings under this facility are limited to a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). This facility requires the Company's U.S. daily cash receipts to be used to reduce outstanding borrowings, which may then be reborrowed, subject to the terms of the agreement. Interest generally accrues at rates that vary from LIBOR plus 2% to LIBOR plus 2.5%. Borrowings are collateralized by substantially all of the Company's U.S. assets. The credit agreement prohibits the payment of dividends on TIMET's Convertible Preferred Securities if excess availability is less than $25 million, limits additional indebtedness, prohibits the payment of dividends on the Company's common stock if excess availability is less than $40 million, requires compliance with certain financial covenants and contains other covenants customary in lending transactions of this type. Excess availability is defined as borrowing availability less certain contractual commitments such as letters of credit. At December 31, 2001, excess availability was $115 million. The Company's U.S. credit agreement allows the lender to modify the borrowing base formulas at its discretion, subject to certain conditions. In the event the lender exercised this discretion, such event could have a significant adverse effect on the Company's borrowing availability. Borrowings outstanding under this U.S. facility are classified as a current liability. Unused borrowing availability under this agreement at December 31, 2001 was approximately $117 million. The credit agreement expires in February 2003; however, the Company is currently negotiating with its lender to extend the maturity date of this agreement on substantially similar terms.

     The Company's subsidiary, TIMET UK, has a credit agreement that includes a revolving and term loan facility and an overdraft facility (the "U.K.
facilities"). During 2000, aggregate borrowing capacity under the U.K. facilities was increased from (pound)18 million to (pound)30 million. Borrowings under the U.K. facilities can be in various currencies including U.S. dollars, British pounds and euros, accrue interest at rates that vary from LIBOR plus 1% to LIBOR plus 1.25% and are collateralized by substantially all of TIMET UK's assets. The U.K. facilities require the maintenance of certain financial ratios and amounts and other covenants customary in lending transactions of this type. The U.K. overdraft facility is subject to annual review in February of each year and was extended in February 2002. The U.K. facilities expire in February 2005. As of December 31, 2001, the outstanding balance of the U.K. facilities was approximately $11 million with unused borrowing availability of approximately $31 million.

     The Company also has overdraft and other credit facilities at certain of its other European subsidiaries. These facilities accrue interest at various rates, are payable on demand and have a combined outstanding balance of $1.5 million as of December 31, 2001. Unused borrowing availability as of December 31, 2001 under these facilities was approximately $14 million.

     Borrowings under the above U.S. and U.K. credit agreements in 2000 were used to repay the $58 million in then-outstanding borrowings under the Company's prior U.S. credit agreement, which was terminated. In 2000, the deferred financing costs associated with the previous U.S. facility were written off and reflected as an extraordinary item of $.9 million after taxes, or $.03 per share.

     The weighted average interest rate on borrowings outstanding under U.S., U.K. and other European credit agreements at December 31, 2001 was 5.25%, 3.56% and 3.54%, respectively.

     Capital lease obligations. Certain of the Company's U.K. production facilities are under thirty year leases expiring in 2026. The U.K. rentals are subject to adjustment every five years based on changes in certain published price indices. TIMET has guaranteed TIMET UK's obligations under its leases. The Company's French subsidiary, TIMET Savoie, leases certain machinery and equipment from Compagnie Europeenne du Zirconium-CEZUS, S.A. ("CEZUS") (the 30% minority shareholder) under a ten year agreement expiring in 2006. Assets held under capital leases included in buildings were $8.5 million and $8.7 million, and assets included in equipment were $1.5 million and $1.0 million at December 31, 2001 and 2000, respectively. The related aggregate accumulated depreciation was $2.4 million and $1.9 million at December 31, 2001 and 2000, respectively.

     Aggregate maturities of long-term debt and capital lease obligations:

                                                                                    Capital             Long-term
                                                                                     Leases                Debt
                                                                                -----------------    -----------------
                                                                                           (In thousands)
Years ending December 31,
   2002                                                                         $       1,174        $         172
   2003                                                                                 1,156                 -
   2004                                                                                 1,085               10,712
   2005                                                                                   953                 -
   2006                                                                                   914                 -
   2007 and thereafter                                                                 16,348                 -
   Less amounts representing interest                                                 (12,692)                -
                                                                                -----------------    -----------------

                                                                                $       8,938        $      10,884
                                                                                =================    =================

Note 10 - Minority interest

     Convertible Preferred Securities. In November 1996, TIMET Capital Trust I (the "Trust"), a wholly-owned subsidiary of TIMET, issued $201 million of 6.625% Company-obligated mandatorily redeemable convertible preferred securities and $6 million of common securities. TIMET holds all of the outstanding common securities of the Trust. The Trust used the proceeds from such issuance to purchase from the Company $207 million principal amount of TIMET's 6.625% convertible junior subordinated debentures due 2026 (the "Subordinated Debentures"). TIMET's guarantee of payment of the Convertible Preferred Securities (in accordance with the terms thereof) and its obligations under the Trust documents constitute, in the aggregate, a full and unconditional guarantee by the Company of the Trust's obligations under the Convertible Preferred Securities. The sole assets of the Trust are the Subordinated Debentures. The Convertible Preferred Securities represent undivided beneficial ownership interests in the Trust, are entitled to cumulative preferred distributions from the Trust of 6.625% per annum, compounded quarterly, and are convertible, at the option of the holder, into TIMET common stock at the rate of 1.339 shares of common stock per Convertible Preferred Security (an equivalent price of $37.34 per share), for an aggregate of approximately 5.4 million common shares if fully converted.

     The Convertible Preferred Securities mature December 2026 and do not require principal amortization. The Convertible Preferred Securities are redeemable at the Company's option, currently at approximately 104% of the principal amount declining to 100% subsequent to December 2006. The Company's U.S. credit agreement prohibits the payment of dividends on these securities if excess availability, as determined under the agreement, is less than $25 million. In April 2000, the Company exercised its right to defer future dividend payments on the Convertible Preferred Securities for a period of up to 10 quarters (subject to possible further extension for up to an additional 10 quarters), although interest continued to accrue at the coupon rate on the principal and unpaid dividends. During the second quarter of 2001, the Company resumed payment of dividends on these securities and made the scheduled payment of $3.3 million due on June 1, 2001. The Company also paid the previously deferred aggregate dividends of $13.9 million on that date. Based on limited trading data, the fair value of the Convertible Preferred Securities was approximately $70 million at December 31, 2001.

     Dividends on the Convertible Preferred Securities are reported in the Consolidated Statements of Operations as minority interest, net of allocable income tax benefits in 2000 and 1999. In 2001, such dividends also reflect changes in related valuation allowances. Accrued dividends on the Convertible Preferred Securities are reflected as current liabilities in the consolidated balance sheet at December 31, 2001.

     Other. Other minority interest relates principally to TIMET Savoie, a 70% owned consolidated French subsidiary. This amount is reflected as minority interest on the Company's Consolidated Balance Sheet. The Company has the right to purchase from Compagnie Europeene du Zirconium-CEZUS, S.A. ("CEZUS"), the holder of the remaining 30% interest, CEZUS' interest in TIMET Savoie for 30% of TIMET Savoie's equity determined under French accounting principles, or approximately $8.9 million as of December 31, 2001. CEZUS has the right to sell its interest in TIMET Savoie to the Company for 30% of TIMET Savoie's registered capital, or approximately $.7 million as of December 31, 2001.

Note 11 - Stockholders' equity

     Preferred stock. The Company is authorized to issue one million shares of preferred stock. The Board of Directors determines the rights of preferred stock as to, among other things, dividends, liquidation, redemption, conversions, and voting rights.

     Common stock. The Company's U.S. credit agreement, as amended, prohibits the payment of common stock dividends, except under specified conditions (see
Note 9).

     Restricted stock and common stock options. The Company's 1996 Long-Term Performance Incentive Plan (the "Incentive Plan") provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights and other incentive compensation to officers and other key employees of the Company. Options generally vest over five years and expire ten years from date of grant.

     During 2000, the Company awarded 467,500 shares of TIMET restricted common stock, under the Incentive Plan, to certain officers and employees. No shares were awarded during 2001. The restrictions on the stock grants lapse ratably on an annual basis over a five-year period. Since holders of restricted stock have all of the rights of other common stockholders, subject to forfeiture unless certain periods of employment are completed, all such shares of restricted stock are considered to be currently issued and outstanding. During 2001, 41,000 shares of restricted stock were forfeited. The market value of the restricted stock awards was approximately $2.0 million on the date of grant ($4.375 per share), and this amount has been recorded as deferred compensation, a separate component of stockholders' equity. The Company amortizes deferred compensation to expense on a straight-line basis for each tranche of the award over the period during which the restrictions lapse. Compensation expense recognized by the Company related to restricted stock awards was $.5 million in 2001 and $.7 million in 2000.

     Additionally, a separate plan (the "Director Plan") provides for annual grants to eligible non-employee directors of options to purchase 5,000 shares of the Company's common stock (1,500 prior to 1999) at a price equal to the market price on the date of grant and to receive, as partial payment of director fees, annual grants of 1,000 shares of common stock (500 shares prior to 2001). Options granted to eligible directors vest in one year and expire ten years from date of grant (five year expiration for grants prior to 1998).

     The weighted average remaining life of options outstanding at December 31, 2001 was 6.1 years (2000 - 7.2 years). At December 31, 2001, 2000 and 1999, options to purchase approximately 896,000, 662,000 and 431,000 shares, respectively, were exercisable at average exercise prices of $23.80, $25.75 and $25.85, respectively. Options to purchase 294,000 shares become exercisable in 2002. In February 2001, the Director Plan was amended to authorize an additional 200,000 shares for future grants under such plan. At December 31, 2001, approximately 1.2 million shares and .2 million shares were available for future grant under the Incentive Plan and the Director Plan, respectively.

     The following table summarizes information about the Company's stock options.

                                                                          Amount
                                                                          payable          Weighted        Weighted
                                                        Exercise           upon           average        average fair
                                                        price per         exercise         exercise        value at
                                         Shares           share         (thousands)         price         grant date
                                     -------------    -------------    -------------    -------------    -------------
Outstanding at December 31, 1998       1,217,700      $23.00-35.31     $   34,686       $    28.48

Granted:
  At market                              433,000         7.38-7.97          3,445             7.96       $     3.98
  Above market                           206,000         8.97-9.97          1,951             9.47             3.59
Canceled                                (118,500)       7.97-35.31         (3,023)           25.51
                                     -------------    -------------    -------------    -------------

Outstanding at December 31, 1999       1,738,200       $7.38-35.31     $   37,059       $    21.32

Granted:
  At market                               25,000              3.94             98             3.94       $     1.99
  Above market                           250,000        7.00-11.00          2,150             8.60             1.53
Canceled                                (361,700)       7.97-35.31         (7,285)           20.14
                                     -------------    -------------    -------------    -------------

Outstanding at December 31, 2000       1,651,500      $3.94-$35.31     $   32,022       $     9.39

Granted:
  At market                               30,000        3.60-14.21            362            12.07       $     8.11
  Above market                              -               -                -                -
Canceled                                (148,402)       7.97-35.31         (2,427)           16.35
                                     -------------    -------------    -------------    -------------

Outstanding at December 31, 2001       1,553,098       $3.60-35.31     $   29,957       $    19.54
                                     =============    =============    =============    =============

     Weighted average fair values of options at grant date were estimated using the Black-Scholes model and assumptions listed below.

                                                                    2001                2000               1999
                                                               ----------------    ----------------   ----------------
Assumptions at date of grant:
  Expected life (years)                                                 7                   6                  6
  Risk-free interest rate                                            3.44%               4.95%              5.14%
  Volatility                                                           68%                 45%                45%
  Dividend yield                                                        0%                  0%                 0%


     Had stock-based compensation cost been determined based on the estimated fair values of options granted and recognized as compensation expense over the vesting period of the grants in accordance with SFAS No. 123, the Company's net loss and loss per share would have been increased in 2001 by $1.9 million and $.06 per share, respectively, in 2000 by $2.0 million and $.06 per share, respectively, and in 1999 by $3.1 million and $.10 per share, respectively.

Note 12 - Other income and other expense

                                                                                   Years Ended December 31,
                                                                         ----------------------------------------------
                                                           Reference         2001            2000             1999
                                                         ------------    -------------    ------------    -------------
                                                                                         (In thousands)
Other income:
  Dividends and interest income                                          $    5,460       $    6,154      $    6,034
  Boeing settlement, net                                   Note 17           73,000 (1)         -               -
  Gain on sale of castings joint venture                   Note 3              -               1,205            -
  Foreign exchange gain (loss)                                                   92           (1,085)         (1,235)
  Gain on termination of UTSC agreement                    Note 16             -               2,000            -
  Other                                                                         658              103             153
                                                                         -------------    ------------    -------------

                                                                         $   79,210       $    8,377      $    4,952
                                                                         =============    ============    =============

Other expense:
  Impairment of investment in SMC                          Note 4        $   61,519       $     -         $     -
  Impairment of investment in joint ventures               Note 3              -                -              2,328
                                                                         -------------    ------------    -------------

                                                                         $   61,519       $     -         $    2,328
                                                                         =============    ============    =============

--------------------------------------------------------------------------------
(1) The Boeing settlement includes cash received from Boeing at settlement of $82.0 million less legal fees of $9.0 million. Additionally, $6.2 million in related employee incentive compensation was recorded as a component of selling, general administrative and development expense.

Note 13 - Restructuring and special charges

     In 2000 and 1999, the Company implemented plans designed to address then-current market and operating conditions, which resulted in recognizing $2.8 million and $4.5 million of restructuring charges in 2000 and 1999, respectively. During 2000, the Company terminated approximately 170 people, primarily in its manufacturing operations, as part of its restructuring plans. The 1999 plan included the disposition of one plant and termination of an aggregate of 100 people, or approximately 4% of TIMET's worldwide workforce prior to the 1999 restructuring. The components of the 2000 and 1999 restructuring charges are summarized in the following table.

                                                          2000 Plan                           1999 Plan
                                              ----------------------------------   ---------------------------------
                                                           Segment                             Segment
                                              ----------------------------------   ---------------------------------
                                                 Titanium                             Titanium
                                                  Melted                               Melted
                                                 and Mill                             And Mill
                                                 Products            Other            Products            Other
                                              ---------------    ---------------   ---------------    --------------
                                                                          (In millions)
Property and equipment                        $    0.3           $    -            $    0.3           $    -
Disposition of German subsidiary                   0.1                -                 2.0                -
Pension and OPEB costs, net                        -                  -                (0.1)               -
Personnel severance and benefits                   2.6                -                 2.5                -
Other exit costs, principally
  related to leased facilities                    (0.2)               -                 -                 (0.2)
                                              ---------------    ---------------   ---------------    --------------

                                              $    2.8           $    -            $    4.7           $   (0.2)
                                              ===============    ===============   ===============    ==============

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

     Payments applied against the accrued costs related to the 2000 plan were $.5 million and $2.6 million during 2001 and 2000, respectively. Payments applied against the accrued costs related to the 1999 plan were $.1 million and $.7 million during 2001 and 2000, respectively.

     At December 31, 2001, the remaining balance of accrued restructuring costs related to the 2000 and 1999 plans was $.2 million, consisting of approximately $.1 million under each plan related to personnel severance and benefits for terminated employees. The Company expects to pay the remaining balance of the accrued costs under the 2000 and 1999 restructuring plans by mid-2002.

     In 2001, the Company recorded income of $.2 million related to the 2000 plan for revisions to estimates of the previously established restructuring accruals.

     The following table summarizes pre-tax restructuring and special charges (income) recorded by the Company during the past three years:

                                                                                   Year ended December 31,
                                                                        -----------------------------------------------
                                                          Reference          2001             2000             1999
                                                        ------------    -------------    -------------    -------------
                                                                                        (In thousands)
Restructuring items                                                     $     (220)      $    2,805       $     4,506
Special items:
  Boeing settlement, net                                 Note 17           (66,818) (1)        -                 -
  Impairment charges:
    Property and equipment                               Note 7             10,840            3,467              -
    Joint ventures                                       Note 3               -                -                2,328
  Environmental remediation charge                       Note 17              -               3,262              -
  Tungsten inclusion charge                              Note 17             3,269             -                 -
  Termination of UTSC agreement                          Note 16              -              (2,000)             -
                                                                        -------------    -------------    -------------

Net total - operating income                                               (52,929)           7,534             6,834

Impairment of investment in SMC                          Note 4             61,519             -                 -
Gain on sale of castings joint venture                   Note 3               -              (1,205)             -
                                                                        -------------    -------------    -------------

Net total - other expense (income)                                          61,519           (1,205)             -
                                                                        -------------    -------------    -------------

Net total - pre-tax charges                                             $    8,590       $    6,329       $     6,834
                                                                        =============    =============    =============

--------------------------------------------------------------------------------
(1) The Boeing settlement includes cash received from Boeing at settlement of $82.0 million less legal fees of $9.0 million and related employee incentive compensation of $6.2 million.

Note 14 - Income taxes

     Summarized in the following table are (i) the components of income (loss) before income taxes and minority interest ("pre-tax income (loss)"), (ii) the difference between the income tax expense (benefit) attributable to pre-tax income (loss) and the amounts that would be expected using the U.S. federal statutory income tax rate of 35%, (iii) the components of the income tax expense (benefit) attributable to pre-tax income (loss) and (iv) the components of the comprehensive tax provision (benefit).

                                                                              Year ended December 31,
                                                               -------------------------------------------------------
                                                                    2001                2000               1999
                                                               ----------------    ----------------   ----------------
                                                                                   (In thousands)
Pre-tax income (loss):
  U.S.                                                         $    (6,719)        $   (42,830)       $   (30,485)
  Non-U.S.                                                          11,190                (303)            (3,253)
                                                               ----------------    ----------------   ----------------

                                                               $     4,471         $   (43,133)       $   (33,738)
                                                               ================    ================   ================

Expected income tax expense (benefit), at 35%                  $     1,565         $   (15,097)       $   (11,809)
Non-U.S. tax rates                                                     521               1,121                893
U.S. state income taxes, net                                           307                   8             (1,705)
Dividends received deduction                                        (1,110)             (1,367)            (1,382)
Export sales credit                                                   (462)               -                  -
Adjustment of deferred tax valuation allowance                      30,102                  49              1,869
Other, net                                                             189                 189                113
                                                               ----------------    ----------------   ----------------

                                                               $    31,112         $   (15,097)       $   (12,021)
                                                               ================    ================   ================
Income tax expense (benefit):
  Current income taxes (benefit):
     U.S.                                                      $       787         $      (548)       $   (11,225)
     Non-U.S.                                                        3,503               2,696               (332)
                                                               ----------------    ----------------   ----------------
                                                                     4,290               2,148            (11,557)
                                                               ----------------    ----------------   ----------------
  Deferred income taxes (benefit):
     U.S.                                                           26,061             (15,612)            (1,850)
     Non-U.S.                                                          761              (1,633)             1,386
                                                               ----------------    ----------------   ----------------
                                                                    26,822             (17,245)              (464)
                                                               ----------------    ----------------   ----------------

                                                               $    31,112         $   (15,097)       $   (12,021)
                                                               ================    ================   ================
Comprehensive tax provision (benefit) allocable to:
  Pre-tax income (loss)                                        $    31,112         $   (15,097)       $   (12,021)
  Minority interest - Convertible Preferred Securities                -                 (4,675)            (4,666)
  Extraordinary item                                                  -                   (470)              -
  Stockholders' equity, including amounts allocated
     to other comprehensive income                                  (4,834)             (1,057)               205
                                                               ----------------    ----------------   ----------------

                                                               $    26,278         $   (21,299)       $   (16,482)
                                                               ================    ================   ================

                                                                                  December 31,
                                                           -----------------------------------------------------------
                                                                      2001                            2000
                                                           ----------------------------    ---------------------------
                                                             Assets        Liabilities       Assets       Liabilities
                                                           ------------    ------------    -----------    ------------
                                                                                 (In millions)
Temporary differences relating to net assets:
  Inventories                                              $     0.3       $    (6.6)      $     0.4      $    (5.2)
  Property and equipment, including software                     -             (25.6)            -            (30.0)
  Accrued OPEB cost                                              9.0             -               9.7            -
  Accrued liabilities and other deductible differences          33.1             -              12.3            -
  Other taxable differences                                      -              (9.5)            -             (8.2)
Tax loss and credit carryforwards                               31.5             -              40.4            -
Valuation allowance                                            (37.4)            -              (1.9)           -
                                                           ------------    ------------    -----------    ------------
Gross deferred tax assets (liabilities)                         36.5           (41.7)           60.9          (43.4)
Netting                                                        (36.1)           36.1           (32.7)          32.7
                                                           ------------    ------------    -----------    ------------
Total deferred taxes                                             0.4            (5.6)           28.2          (10.7)
Less current deferred taxes                                      0.4            (0.1)            0.4           (1.1)
                                                           ------------    ------------    -----------    ------------
Net noncurrent deferred taxes                              $     -         $    (5.5)      $    27.8      $    (9.6)
                                                           ============    ============    ===========    ============

     The Company periodically reviews its deferred tax assets to determine if future realization is more-likely-than-not. During 2001, the Company increased its deferred tax valuation allowance by $35.5 million to offset deferred tax benefits related to net U.S. deferred tax assets, primarily net operating loss and minimum tax credit carryforwards and certain capital losses that did not meet the "more-likely-than-not" recognition criteria. This included a fourth quarter 2001 charge of $12.3 million to increase the deferred tax asset valuation allowance related to U.S. net deferred tax assets recorded as of September 30, 2001. This charge included $8.6 million as a component of income tax expense and $3.7 million as a component of Minority interest - Convertible Preferred Securities. Additionally, the Company determined that it would not recognize a deferred tax benefit related to U.S. losses commencing in the fourth quarter of 2001, and continuing for an uncertain period of time. Accordingly, the Company provided a deferred tax valuation allowance of $23.2 million related to U.S. net deferred tax assets arising from its fourth quarter 2001 operating results. There were no material increases to the Company's valuation allowance during 2000.

     At December 31, 2001, the Company had, for U.S. federal income tax purposes, net operating loss ("NOL") carryforwards of approximately $64.5 million that expire in 2020. At December 31, 2001, the Company had alternative minimum tax ("AMT") credit carryforwards of approximately $5.6 million, which can be utilized to offset regular income taxes payable in future years. The AMT credit carryforward has an indefinite carryforward period. At December 31, 2001, the Company had the equivalent of a $6.6 million NOL carryforward in the United Kingdom and a $2.1 million NOL carryforward in Germany, both of which have indefinite carryforward periods.

Note 15 - Employee benefit plans

     Variable compensation plans. The majority of the Company's total worldwide employees, including a significant portion of its domestic hourly employees, participate in compensation programs which provide for variable compensation based upon the financial performance of the Company and, in certain circumstances, the individual performance of the employee. In 2002, the Company authorized an employee incentive compensation payment for 2001. The cost of these plans was $7.2 million, $.9 million and $1.0 million in 2001, 2000 and 1999, respectively.

     Defined contribution plans. All of the Company's domestic hourly and salaried employees (60% of worldwide employees at December 31, 2001) are eligible to participate in contributory savings plans with partial matching employer contributions. In addition, the Company makes matching contributions based on the Company's annual return on equity for approximately 80% of eligible employees. Approximately 42% of the Company's total employees at December 31, 2001 also participate in a defined contribution pension plan with employer contributions based upon a fixed percentage of the employee's eligible earnings. The cost of these pension and savings plans approximated $2.8 million for 2001 and $2.0 million for each of 2000 and 1999.

     Defined benefit pension plans. The Company maintains contributory and noncontributory defined benefit pension plans covering the majority of its European employees and a minority of its domestic workforce. Defined pension benefits are generally based on years of service and compensation, and the related expense is based upon independent actuarial valuations. The Company's funding policy for U.S. plans is to annually contribute amounts satisfying the funding requirements of the Employee Retirement Income Security Act of 1974, as amended. Non-U.S. defined benefit pension plans are funded in accordance with applicable statutory requirements. The U.S. defined benefit pension plans were closed to new participants prior to 1996, and benefit levels have been frozen. The U.K. defined benefit plan was closed to new participants in 1996, and benefit levels have been frozen.

     The rates used in determining the actuarial present value of benefit obligations at December 31, 2001 were (i) discount rates - 6.0% to 7.0% (6.0% to 7.25% at December 31, 2000), (ii) rates of increase in future compensation levels - 2.0% to 3.0% (2.0% to 3.0% at December 31, 2000) and (iii) expected long-term rates of return on assets - 6.0% to 9.0% (6.0% to 9.0% at December 31, 2000). The benefit obligations are sensitive to changes in these estimated rates, and actual results may differ from the obligations noted below. At December 31, 2001, the assets of the plans are primarily comprised of government obligations, corporate stocks and bonds. The funded status of the Company's defined benefit pension plans is set forth in the following table.

                                                                                      Year ended December 31,
                                                                               ---------------------------------------
                                                                                     2001                  2000
                                                                               ------------------    -----------------
                                                                                           (In thousands)
Change in projected benefit obligations:
  Balance at beginning of year                                                 $     153,280         $     148,688
  Service cost                                                                         3,657                 3,768
  Interest cost                                                                        9,534                 9,182
  Plan amendments                                                                       -                      917
  Curtailment gain                                                                      -                      (38)
  Actuarial loss                                                                       6,050                 6,700
  Benefits paid                                                                       (8,743)               (8,528)
  Change in currency exchange rates                                                   (2,110)               (7,409)
                                                                               ------------------    -----------------

       Balance at end of year                                                  $     161,668         $     153,280
                                                                               ==================    =================

Change in plan assets:
  Fair value at beginning of year                                              $     149,687         $     156,636
  Actual return on plan assets                                                        (9,830)                3,099
  Employer contribution                                                                6,267                 5,936
  Plan participants' contributions                                                       737                   759
  Benefits paid                                                                       (8,743)               (8,528)
  Change in currency exchange rates                                                   (2,356)               (8,215)
                                                                               ------------------    -----------------

       Fair value at end of year                                               $     135,762         $     149,687
                                                                               ==================    =================

Funded status:
  Plan assets under projected benefit obligations                              $     (25,906)        $      (3,593)
   Unrecognized:
     Actuarial loss                                                                   34,407                 6,777
     Prior service cost                                                                3,198                 3,689
                                                                               ------------------    -----------------

       Total prepaid pension cost                                              $      11,699         $       6,873
                                                                               ==================    =================

Amounts recognized in balance sheets:
  Intangible pension asset                                                     $       3,198         $       3,689
  Noncurrent prepaid pension cost                                                      4,006                 1,359
  Current pension liability                                                             (555)               (1,251)
  Noncurrent pension liability                                                       (23,690)               (5,361)
  Accumulated other comprehensive income                                              28,740                 8,437
                                                                               ------------------    -----------------
                                                                               $      11,699         $       6,873
                                                                               ==================    =================

     Selected information related to the Company's defined benefit pension plans that have accumulated benefit obligations in excess of fair value of plan assets are presented below.

                                                                                            December 31,
                                                                               ---------------------------------------
                                                                                     2001                  2000
                                                                               ------------------    -----------------
                                                                                           (In thousands)
Projected benefit obligation                                                   $     161,668         $      63,611
Accumulated benefit obligation                                                 $     156,001         $      63,361
Fair value of plan assets                                                      $     135,762         $      57,242


     The components of the net periodic defined benefit pension cost are set forth below.

                                                                               Year ended December 31,
                                                               -------------------------------------------------------
                                                                    2001                2000               1999
                                                               ----------------    ----------------   ----------------
                                                                                   (In thousands)
Service cost benefits earned                                   $       2,919       $       3,768      $       4,053
Interest cost on projected benefit obligations                         9,534               9,182              8,939
Expected return on plan assets                                       (11,737)            (11,907)           (10,650)
Net amortization                                                         732                 342                120
                                                               ----------------    ----------------   ----------------

  Net pension expense                                          $       1,448       $       1,385      $       2,462
                                                               ================    ================   ================

     Postretirement benefits other than pensions. The Company provides certain postretirement health care and life insurance benefits to certain of its domestic employees upon retirement. The Company funds such benefits as they are incurred, net of any contributions by the retirees. Under plans currently in effect, a majority of TIMET's active domestic employees would become eligible for these benefits if they reach normal retirement age while working for TIMET. These plans have been revised to discontinue employer-paid health care coverage for future retirees once they become Medicare-eligible.

     The components of the periodic OPEB cost and change in the accumulated OPEB obligations are set forth below. The plan is unfunded and contributions to the plan during the year equal benefits paid. The rates used in determining the actuarial present value of the accumulated OPEB obligations at December 31, 2001 were (i) discount rate - 7.00% (2000 - 7.25%), (ii) rate of increase in health care costs for the following period - 11.15% (2000 - 8.9%) and (iii) ultimate health care trend rate (achieved in 2010) - 5.25% (2000 - 6.0 %). If the health care cost trend rate were increased by one percentage point for each year, OPEB expense would have increased approximately $.2 million in 2001, and the actuarial present value of accumulated OPEB obligations at December 31, 2001 would have increased approximately $2.5 million. A one-percentage point decrease would have a similar, but opposite, effect. The accrued OPEB cost is sensitive to changes in these estimated rates and actual results may differ from the obligations noted below.

                                                                                            December 31,
                                                                               ---------------------------------------
                                                                                     2001                  2000
                                                                               ------------------    -----------------
                                                                                           (In thousands)
Actuarial present value of accumulated OPEB obligations:
  Balance at beginning of year                                                 $      22,757         $      24,186
  Service cost                                                                           271                   176
  Interest cost                                                                        1,686                 1,709
  Amendments                                                                            -                      364
  Actuarial loss                                                                       2,499                   402
  Curtailment gain                                                                      -                     (443)
  Benefits paid, net of participant contributions                                     (3,968)               (3,637)
                                                                               ------------------    -----------------
  Balance at end of year                                                              23,245                22,757
Unrecognized net actuarial loss                                                       (5,518)               (3,056)
Unrecognized prior service credits                                                     1,222                 1,647
                                                                               ------------------    -----------------
Total accrued OPEB cost                                                               18,949                21,348
Less current portion                                                                   2,969                 3,129
                                                                               ------------------    -----------------

  Noncurrent accrued OPEB cost                                                 $      15,980         $      18,219
                                                                               ==================    =================

                                                                                 Year ended December 31,
                                                                     -------------------------------------------------
                                                                         2001              2000              1999
                                                                     --------------    --------------    -------------
                                                                                      (In thousands)
Service cost benefits earned                                         $        271      $        176      $        252
Interest cost on accumulated OPEB obligations                               1,686             1,709             1,577
Curtailment gain                                                             -                 (443)             (115)
Net amortization and deferrals                                               (203)             (324)             (364)
                                                                     --------------    --------------    -------------

  Net OPEB expense                                                   $      1,754      $      1,118      $      1,350
                                                                     ==============    ==============    =============

Note 16 - Related party transactions

     During 1999, Tremont Corporation ("Tremont") exercised an option to purchase approximately two million shares of TIMET common stock, and at December 31, 2001, Tremont held approximately 39% of TIMET's outstanding common stock. During 1999, the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi, Inc. ("Valhi") to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Valhi and related companies, purchased shares of TIMET common stock in market transactions; however, as of December 31, 2001, the CMRT had fully divested of all TIMET common stock. At December 31, 2001, subsidiaries of Valhi held an aggregate of approximately 80% of Tremont's outstanding common stock, and Contran Corporation ("Contran") held, directly or through subsidiaries, approximately 94% of Valhi's outstanding common stock. Between February 7, 2002 and March 1, 2002, the CMRT purchased 844,600 shares of TIMET common stock in open market transactions. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT. Mr. Simmons may be deemed to control each of Contran, Valhi, Tremont and TIMET.

     Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (i) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties, and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. The Company continuously considers, reviews and evaluates, and understands that Contran, Tremont and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that the Company might be a party to one or more such transactions in the future.

     Receivables from and payables to related parties are summarized in the table below.

                                                                                            December 31,
                                                                                --------------------------------------
                                                                                      2001                 2000
                                                                                -----------------    -----------------
                                                                                           (In thousands)
Receivables from related parties:
  Tremont                                                                       $       1,281        $       1,248
  VALTIMET                                                                              4,626                3,781
                                                                                -----------------    -----------------
                                                                                $       5,907        $       5,029
                                                                                =================    =================
Payables to related parties:
  Tremont                                                                       $       1,261        $       1,640
  NL Industries, Inc.                                                                     379                 -
  VALTIMET                                                                                925                  791
                                                                                -----------------    -----------------
                                                                                $       2,565        $       2,431
                                                                                =================    =================

     Under the terms of various intercorporate services agreements ("ISAs") entered into between the Company and various related parties, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis. Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient, and the compensation of such persons. These ISA agreements are reviewed and approved by the applicable independent directors of the companies that are parties to the agreements.

     The Company has an ISA with Tremont whereby the Company provides certain management, financial and other services to Tremont for approximately $.4 million, $.3 million and $.2 million in 2001, 2000 and 1999, respectively. This agreement is expected to be renewed for 2002.

     The Company has an ISA with NL Industries, Inc. ("NL"), a majority-owned subsidiary of Valhi. Under the terms of the agreement, NL provides certain financial and other services to TIMET for approximately $.3 million in each of 2001, 2000 and 1999. This agreement is expected to be renewed for 2002.

     The Company extends market-rate loans to certain officers pursuant to a Board-approved program to facilitate the purchase of Company stock and its Convertible Preferred Securities and to pay applicable taxes on shares of restricted Company stock as such shares vest. The loans are generally payable in five annual installments beginning six years from date of loan and bear interest at a rate tied to the Company's borrowing rate, payable quarterly. At December 31, 2001, the outstanding balance of officer notes receivable was approximately $.2 million.

     EWI RE, Inc. ("EWI") arranges for and brokers certain of the Company's insurance policies. At December 31, 2001, parties related to Contran owned all of the outstanding common stock of EWI. On January 7, 2002, NL purchased EWI from its previous owners and EWI became a wholly owned subsidiary of NL. Through December 31, 2000, a son-in-law of Harold C. Simmons managed the operations of EWI. Subsequent to December 31, 2000, such son-in-law provides advisory services to EWI as requested by EWI. The Company generally does not compensate EWI directly for insurance, but understands that, consistent with insurance industry practices, EWI receives a commission from the insurance underwriters for the policies that it arranges or brokers. The Company's aggregate premiums for such policies were approximately $2.8 million, $2.4 million and $2.0 million in 2001, 2000 and 1999, respectively. The Company expects that these relationships with EWI will continue in 2002.


     TIMET supplies titanium strip product to VALTIMET under a long-term contract as the preferred supplier and previously supplied casting ingot to Wyman-Gordon Titanium Castings. Sales to VALTIMET were $22 million in 2001 and 2000. Sales to VALTIMET and Wyman-Gordon Titanium Castings were $19 million in 1999. Early in 2000, TIMET sold its interest in the castings joint venture at a pre-tax gain of $1.2 million.

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

     Tremont owns 32% of Basic Management, Inc ("BMI"). Among other things, BMI provides utility services (primarily water distribution, maintenance of a common electrical facility and sewage disposal monitoring) to the Company and other manufacturers within an industrial complex located in Henderson, Nevada. Power transmission and sewer services are provided on a cost reimbursement basis, similar to a cooperative, while water delivery is currently provided at the same rates as are charged by BMI to an unrelated third party. Amounts paid by the Company to BMI for these utility services were $1.5 million in 2001, $1.6 million in 2000 and $1.0 million in 1999. The Company paid BMI a facilities usage fee of $1.3 million in each of 2001 and 2000 and $.8 million in 1999. The $1.3 million annual facilities usage fee continues through 2005. The facilities usage fee declines to $.5 million annually for 2006 through 2010, at which time the facilities usage fee expires.

Note 17 - Commitments and contingencies

     Long-term agreements. The Company has long-term agreements ("LTAs") with certain major aerospace customers, including, but not limited to, The Boeing Company ("Boeing"), Rolls-Royce plc ("Rolls-Royce"), United Technologies Corporation (Pratt & Whitney and related companies) ("UTC") and Wyman-Gordon Company ("Wyman-Gordon") (a unit of Precision Castparts Corporation ("PCC")). These agreements initially became effective in 1998 and 1999 and expire in 2007 through 2008, subject to certain conditions. The LTAs generally provide for (i) minimum market shares of the customers' titanium requirements or firm annual volume commitments and (ii) fixed or formula-determined prices generally for at least the first five years. Generally, the LTAs require the Company's service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types. In certain events of nonperformance by the Company, the LTAs may be terminated early. Additionally, if the parties are unable to reach agreement on pricing after the initial pricing period or in certain other circumstances, the LTAs may be terminated early. These agreements were designed to limit selling price volatility to the customer, while providing TIMET with a committed base of volume throughout the aerospace business cycles. They also, to varying degrees, effectively obligate TIMET to bear part of the risks of increases in raw material and other costs, but allow TIMET to benefit in part from decreases in such costs.

     In April 2001, the Company reached a settlement of the litigation between TIMET and Boeing related to the parties' LTA entered into in 1997. Pursuant to the settlement, the Company received a cash payment of $82 million. The Company's 2001 results reflect approximately $73 million (cash settlement less legal fees) as other operating income, with partially offsetting operating expenses of approximately $6.2 million for employee incentive compensation and other costs reported as a component of selling, general, administrative and development expense, resulting in a net pre-tax income effect of $66.8 million in 2001.

     In connection with the settlement, TIMET and Boeing also entered into an amended LTA that, among other things, allows Boeing to purchase up to 7.5 million pounds of titanium product annually from TIMET through 2007, subject to certain maximum quarterly volume levels. Under the amended LTA, Boeing advances TIMET $28.5 million annually for 2002 through 2007. The annual advance for contract year 2002 was made in December 2001, with subsequent advances occurring early each calendar year beginning in 2003. The LTA is structured as a take-or-pay agreement such that, beginning in calendar year 2002, Boeing will forfeit a proportionate part of the $28.5 million annual advance, or effectively $3.80 per pound, in the event that its annual orders for delivery for such calendar year are less than 7.5 million pounds. Under a separate agreement TIMET will establish and hold buffer stock for Boeing at TIMET's facilities, for which Boeing will pay TIMET as such stock is produced.

     The Company entered into an LTA in 1997 for the purchase of titanium sponge. The sponge LTA runs through 2007, with firm pricing through 2002, subject to certain possible adjustments and possible early termination in 2004. The Company is currently in the process of renegotiating certain components of this LTA with the supplier. Although the LTA provides for annual purchases by the Company of a minimum of 6,000 metric tons, the supplier has agreed to reduced purchases by TIMET since 1999. The Company is currently operating under an agreement in principle that provides for significantly reduced minimum purchases in 2002 and certain other modified terms. During 2001, the Company recorded a charge of $3.0 million relating to the sponge suppliers' agreement to renegotiate certain components of this LTA from time to time. As of December 31, 2001, $2.0 million of this amount remained accrued and unpaid. The Company has no other long-term supply agreements.

     Concentration of credit and other risks. Substantially all of the Company's sales and operating income (loss) are derived from operations based in the U.S., the U.K. and France. Over 70% of the Company's sales revenue is generated by sales to customers in the aerospace industry (including airframe and engine construction). As described previously, the Company has LTAs with certain major aerospace customers, including Boeing, Rolls-Royce, UTC and Wyman-Gordon. These agreements and others accounted for approximately 43% and 35% of sales revenue in 2001 and 2000, respectively. During 1999 and 2000, PCC acquired Wyman-Gordon and a forging company in the U.K. Sales to PCC and related entities approximated 11% of the Company's sales revenue in 2001. Sales to Rolls-Royce and other Rolls-Royce suppliers under the Rolls-Royce LTA (including sales to certain of the PCC related entities) represented approximately 15% of the Company's sales revenue in 2001. The Company's ten largest customers accounted for about one-half of sales revenue in 2001 and 2000 and about 30% of sales revenue in 1999. Such concentration of customers may impact the Company's overall exposure to credit and other risks, either positively or negatively, in that such customers may be similarly affected by economic or other conditions.

     Operating leases. The Company leases certain manufacturing and office facilities and various equipment. Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases management expects that, in the normal course of business, leases will be renewed or replaced by other leases. Net rent expense was approximately $6.1 million in 2001, $6.6 million in 2000 and $5.9 million in 1999.

     At  December  31,  2001,  future  minimum  payments  under   noncancellable
operating leases having an initial or remaining term in excess of one year were as follows:

                                                                                        Amount
                                                                                  -------------------
                                                                                    (In thousands)
Years ending December 31,
  2002                                                                            $         4,253
  2003                                                                                      2,734
  2004                                                                                      1,345
  2005                                                                                        522
  2006                                                                                        445
  2007 and thereafter                                                                         348
                                                                                  -------------------

                                                                                  $         9,647
                                                                                  ===================

     Environmental matters.

     BMI Complex. In 1999, TIMET and certain other companies (the "Steering Committee Companies") that currently have or formerly had operations within a Henderson, Nevada industrial complex (the "BMI Complex") entered into a series of agreements with BMI and certain related companies pursuant to which, among other things, BMI assumed responsibility for the conduct of soils remediation activities on the properties described, including the responsibility to complete all outstanding requirements pertaining to such activities under existing consent agreements with the Nevada Division of Environmental Protection. The Company contributed $2.8 million to the cost of this remediation (which payment was charged against accrued liabilities). The Company also agreed to convey to BMI, at no additional cost, certain lands owned by the Company adjacent to its plant site (the "TIMET Pond Property") upon payment by BMI of the cost to design, purchase, and install the technology and equipment necessary to allow the Company to stop discharging liquid and solid effluents and co-products onto the TIMET Pond Property (BMI will pay 100% of the first $15.9 million cost for this project, and TIMET agreed to contribute 50% of the cost in excess of $15.9 million, up to a maximum payment by TIMET of $2 million). The Company, BMI and the other Steering Committee Companies are continuing investigation with respect to certain additional issues associated with the properties described above, including any possible groundwater issues at the BMI Complex and the TIMET Pond Property.

     The Company is continuing assessment work with respect to its own active plant site. During 2000, a preliminary study was completed of certain groundwater remediation issues at the Company's Henderson operations and other Company sites within the BMI Complex (which sites do not include the above discussed TIMET Pond Property). The Company accrued $3.3 million in 2000 based on the undiscounted cost estimates set forth in the study. These expenses are expected to be paid over a period of up to thirty years.

     Henderson facility. In February 2002, the Company fulfilled all of its remaining obligations under the 2000 Settlement Agreement of the U. S. Environmental Protection Agency's 1998 civil action against TIMET (United States of America v. Titanium Metals Corporation; Civil Action No. CV-S-98-682-HDM
(RLH), U. S. District Court, District of Nevada).

     At December 31, 2001, the Company had accrued an aggregate of approximately $4 million primarily for environmental matters, including those discussed above. The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

     Legal proceedings. In September 2000, the Company was named in an action filed by the U.S. Equal Employment Opportunity Commission in Federal District Court in Las Vegas, Nevada (U.S. Equal Employment Opportunity Commission v. Titanium Metals Corporation, CV-S-00-1172DWH-RJJ). The complaint, as amended, alleges that several female employees at the Company's Henderson, Nevada plant were the subject of sexual harassment and retaliation. The Company intends to vigorously defend this action, but in any event does not presently anticipate that any adverse outcome in this case would be material to the Company's results of operations, consolidated financial position or liquidity.

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

     At the present time, the Company is aware of six standard grade ingots that have been demonstrated to contain tungsten inclusions; however, further investigation may identify other material that has been similarly affected. Until this investigation is completed, the Company is unable to determine the ultimate liability it may incur with respect to this matter. The Company currently believes that it is unlikely that its insurance policies will provide coverage for any costs that may be associated with this matter. The Company is continuing to work with its affected customers to determine the appropriate remedial steps required to satisfy their claims. Based upon continuing assessments of possible losses completed by the Company, the Company recorded an aggregate charge to cost of sales for this matter of $3.3 million during 2001. This amount represents the Company's best estimate of the most likely amount of loss to be incurred. It does not represent the maximum possible loss, which is not possible for the Company to estimate at this time, and may be periodically revised in the future as more facts become known. As of December 31, 2001, $2.7 million remains accrued for potential future claims. The Company has filed suit seeking full recovery from the silicon supplier for any liability the Company might incur, although no assurances can be given that the Company will ultimately be able to recover all or any portion of such amounts. The Company has not recorded any recoveries related to this matter as of December 31, 2001.

     The Company is involved in various other environmental, contractual, product liability and other claims, disputes and litigation incidental to its business.

     The Company currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Company's business, results of operations, consolidated financial position or liquidity.

Note 18 - Quarterly results of operations (unaudited)

                                                                           For the quarter ended
                                                      ----------------------------------------------------------------
                                                        March 31          June 30         Sept. 30         Dec. 31
                                                      -------------    --------------   -------------    -------------
                                                                   (In millions, except per share data)
Year ended December 31, 2001:

  Net sales                                           $    124.0       $    120.0       $    126.4       $    116.5
  Gross margin                                               7.3             (3.5)            20.8             15.3
  Operating (loss) income                                   (1.8)            48.6             10.0              7.7
  Net (loss) income (1)                                     (3.6)            29.6              4.3            (72.0)

  (Loss) earnings per share (2):
     Basic                                            $     (.12)      $      .94       $      .14       $    (2.28)
     Diluted                                          $     (.12)      $      .86       $      .14       $    (2.28)

Year ended December 31, 2000:

  Net sales                                           $    104.7       $    108.8       $    106.8       $    106.5
  Gross margin                                              (3.3)             1.2              3.7              2.3
  Operating loss (1)                                       (18.4)            (9.5)            (7.7)            (6.2)
  Net loss                                                 (15.1)            (9.5)            (7.9)            (6.4)

  Basic and diluted loss per share (2):
     Before extraordinary item                        $     (.45)      $     (.30)      $     (.25)      $     (.20)
     Extraordinary item                                     (.03)            -                -                -
                                                      -------------    --------------   -------------    -------------
                                                      $     (.48)      $     (.30)      $     (.25)      $     (.20)
                                                      =============    ==============   =============    =============

--------------------------------------------------------------------------------
(1) The sum of quarterly amounts do not agree to the full year results due to rounding.
(2) The sum of quarterly amounts may not agree to the full year results due to rounding and the timing of potential conversion to common stock, which would have an antidilutive effect on the calculation.


     See also discussion of significant fourth quarter items in Notes 1, 4, 14 and 17.

Note 19 - Earnings per share

     In 2001, 2000 and 1999, the effect of the assumed conversion of the Convertible Preferred Securities was antidilutive. Had the Convertible Preferred Securities not been antidilutive, diluted losses would have been decreased by $13.9 million in 2001 and $8.7 million in each of 2000 and 1999, and diluted shares would have been increased by the 5.4 million shares in each of 2001, 2000 and 1999 issuable upon conversion. Dilutive stock options of 18,000 in 2001, 88,000 in 2000 and 22,000 in 1999 were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive due to the losses in those years. Stock options and restricted stock omitted from the denominator because they were antidilutive approximated 1.9 million in 2001, 2.1 million in 2000 and 1.7 million in 1999.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



To the Stockholders and Board of Directors of Titanium Metals Corporation:

     Our audits of the consolidated financial statements referred to in our report dated February 4, 2002, appearing in this 2001 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the Index on page F of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PricewaterhouseCoopers LLP



Denver, Colorado
February 4, 2002

                           TITANIUM METALS CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                          Additions
                                                           charged
                                        Balance at      (credited) to                                        Balance
                                         beginning        costs and                                          at end
            Description                   of year         expenses          Deductions         Other         of year
------------------------------------    ------------    --------------     -------------     -----------    ----------
Year ended December 31, 2001:

  Allowance for doubtful
    accounts                            $   2,927       $        4         $     (170) (1)   $     (22)     $   2,739
                                        ============    ==============     =============     ===========    ==========
  Valuation allowance for
    deferred income taxes               $   1,918       $   35,504                           $     (45)     $  37,377
                                        ============    ==============     =============     ===========    ==========
  Allowance for excess and
    slow moving inventories             $  14,414       $    1,755         $   (2,762)       $     214      $  13,621
                                        ============    ==============     =============     ===========    ==========
  Reserve for business
    restructuring                       $   1,012       $     (227)        $     (587)       $    -         $     198
                                        ============    ==============     =============     ===========    ==========
Year ended December 31, 2000:

  Allowance for doubtful
    accounts                            $   3,330       $      185         $     (365) (1)   $    (223)     $   2,927
                                        ============    ==============     =============     ===========    ==========
  Valuation allowance for
    deferred income taxes               $   1,869       $       49         $     -           $    -         $   1,918
                                        ============    ==============     =============     ===========    ==========
  Allowance for excess and
    slow moving inventories             $  14,518       $    2,305         $   (1,635)       $    -         $  14,414
                                        ============    ==============     =============     ===========    ==========
  Reserve for business
    restructuring                       $   1,490       $    3,219         $   (3,697)       $    -         $   1,012
                                        ============    ==============     =============     ===========    ==========
Year ended December 31, 1999:

  Allowance for doubtful
    accounts                            $   1,932       $    1,628         $     (230) (1)   $    -         $   3,330
                                        ============    ==============     =============     ===========    ==========
  Valuation allowance for
    deferred  income taxes              $    -          $    1,869         $     -           $    -         $   1,869
                                        ============    ==============     =============     ===========    ==========
  Allowance for excess and
    slow moving inventories             $   6,520       $    5,077         $     (406)       $   3,327 (2)  $  14,518
                                        ============    ==============     =============     ===========    ==========
  Reserve for business
    restructuring                       $   6,727       $    4,506         $   (9,743)       $    -         $   1,490
                                        ============    ==============     =============     ===========    ==========

--------------------------------------------------------------------------------
(1)  Amounts written off, less recoveries.
(2)  Adjustment for slow moving inventory previously carried at zero value.
