Form 10-Q
period 2002-03-31
TITANIUM METALS CORP
filed 2002-05-14
CIK 1011657

SECURITIES AN.D EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28538



                           Titanium Metals Corporation
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                             13-5630895
-------------------------------                           ----------------------
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


Number of shares of common stock outstanding on May 10, 2002: 31,866,338

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

                           TITANIUM METALS CORPORATION

                                      INDEX


                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements

    Consolidated Balance Sheets - March 31, 2002 (unaudited)
      and December 31, 2001                                                  2

    Consolidated Statements of Operations - Three months
      ended March 31, 2002 and 2001 (unaudited)                              4

    Consolidated Statements of Comprehensive Income (Loss) -
      Three months ended March 31, 2002 and 2001 (unaudited)                 5

    Consolidated Statements of Cash Flows - Three months
      ended March 31, 2002 and 2001 (unaudited)                              6

    Consolidated Statement of Changes in Stockholders' Equity -
      Three months ended March 31, 2002 (unaudited)                          8

    Notes to Consolidated Financial Statements (unaudited)                   9

  Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                           18

  Item 3. Quantitative and Qualitative Disclosures about Market Risk        25


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                 26

  Item 4. Submission of Matters to a Vote of Security Holders               26

  Item 6. Exhibits and Reports on Form 8-K                                  26

                           TITANIUM METALS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                     March 31,           December 31,
                                                                                       2002                  2001
                                                                                ------------------    ------------------
ASSETS                                                                              (unaudited)
Current assets:
  Cash and cash equivalents                                                     $        5,913        $       24,500
  Accounts and other receivables, less
    allowance of $2,676 and $2,739                                                      79,526                83,347
  Receivables from related parties                                                       5,630                 5,907
  Refundable income taxes                                                                1,221                   470
  Inventories                                                                          192,766               185,052
  Prepaid expenses and other                                                             6,256                 9,026
  Deferred income taxes                                                                    368                   385
                                                                                ------------------    ------------------


    Total current assets                                                               291,680               308,687

Investment in joint ventures                                                            21,155                20,585
Preferred securities of Special Metals Corporation ("SMC")                                 -                  27,500
Property and equipment, net                                                            267,577               275,308
Goodwill, net                                                                           44,166                44,310
Other intangible assets, net                                                             9,264                 9,836
Deferred income taxes                                                                       57                    56
Other                                                                                   13,093                13,101
                                                                                ------------------    ------------------

                                                                                $      646,992        $      699,383
                                                                                ==================    ==================

                           TITANIUM METALS CORPORATION

                                 (In thousands)

                                                                                     March 31,           December 31,
                                                                                       2002                  2001
                                                                                ------------------    ------------------
LIABILITIES, MINORITY INTEREST AND                                                  (unaudited)
  STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                 $        1,654        $        1,522
  Current maturities of long-term debt and
    capital lease obligations                                                              648                   512
  Accounts payable                                                                      34,040                42,821
  Accrued liabilities                                                                   39,831                41,799
  Customer advance payments                                                             29,363                33,242
  Payable to related parties                                                               311                 1,612
  Income taxes                                                                           1,372                   746
  Deferred income taxes                                                                     91                   106
                                                                                ------------------    ------------------


    Total current liabilities                                                          107,310               122,360

Long-term debt                                                                          12,762                10,712
Capital lease obligations                                                                8,727                 8,598
Payable to related parties                                                                 644                   953
Accrued OPEB cost                                                                       14,852                15,980
Accrued pension cost                                                                    23,666                23,690
Accrued environmental cost                                                               3,262                 3,262
Deferred income taxes                                                                    4,415                 5,509
Other                                                                                       21                   237
                                                                                ------------------    ------------------

    Total liabilities                                                                  175,659               191,301
                                                                                ------------------    ------------------

Minority interest - Company-obligated mandatorily
  redeemable preferred securities of subsidiary trust
  holding solely subordinated debt securities ("Convertible
  Preferred Securities")                                                               201,241               201,241
Other minority interest                                                                  9,245                 8,727

Stockholders' equity:
  Preferred stock                                                                          -                     -
  Common stock                                                                             319                   319
  Additional paid-in capital                                                           350,514               350,514
  Accumulated deficit                                                                  (51,923)              (15,841)
  Accumulated other comprehensive loss                                                 (36,550)              (35,274)
  Treasury stock, at cost  (90 shares)                                                  (1,208)               (1,208)
  Deferred compensation                                                                   (305)                 (396)
                                                                                ------------------    ------------------

    Total stockholders' equity                                                         260,847               298,114
                                                                                ------------------    ------------------

                                                                                $      646,992        $      699,383
                                                                                ==================    ==================

Commitments and contingencies (Note 12)


          See accompanying notes to consolidated financial statements.
                                      - 3 -

                           TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (In thousands, except per share data)

                                                                                      Three months ended March 31,
                                                                                ----------------------------------------
                                                                                       2002                  2001
                                                                                ------------------    ------------------
Revenues and other income:
  Net sales                                                                     $      104,440        $      124,008
  Equity in earnings of joint ventures                                                     505                   866
  Other                                                                                     73                 2,236
                                                                                ------------------    ------------------
                                                                                       105,018               127,110
                                                                                ------------------    ------------------

Costs and expenses:
  Cost of sales                                                                         99,332               116,745
  Selling, general, administrative and development                                      10,379                10,700
  Restructuring income                                                                     -                    (220)
  Interest                                                                                 738                 1,512
  Other                                                                                 28,151                   -
                                                                                ------------------    ------------------
                                                                                       138,600               128,737
                                                                                ------------------    ------------------

    Loss before income taxes and minority interest                                     (33,582)               (1,627)

Income tax benefit                                                                      (1,454)                 (570)
Minority interest - Convertible Preferred Securities,
  net of tax in 2001                                                                     3,333                 2,186
Other minority interest, net of tax                                                        621                   373
                                                                                ------------------    ------------------

    Net loss                                                                    $      (36,082)       $       (3,616)
                                                                                ==================    ==================

Basic and diluted loss per share                                                $        (1.14)       $         (.12)
                                                                                ==================    ==================
Basic and diluted weighted average
  shares outstanding                                                                    31,562                31,417
                                                                                ==================    ==================

          See accompanying notes to consolidated financial statements.
                                      - 4 -

                           TITANIUM METALS CORPORATION

       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
                                 (In thousands)

                                                                                      Three months ended March 31,
                                                                                ----------------------------------------
                                                                                       2002                  2001
                                                                                ------------------    ------------------
Net loss                                                                        $      (36,082)       $       (3,616)

Other comprehensive loss - currency
  translation adjustment                                                                (1,276)               (4,308)
                                                                                ------------------    ------------------

Comprehensive loss                                                              $      (37,358)       $       (7,924)
                                                                                ==================    ==================

          See accompanying notes to consolidated financial statements.
                                      - 5 -

                           TITANIUM METALS CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)

                                                                                      Three months ended March 31,
                                                                                ----------------------------------------
                                                                                       2002                  2001
                                                                                ------------------    ------------------
Cash flows from operating activities:
  Net loss                                                                      $      (36,082)       $       (3,616)
  Depreciation and amortization                                                          9,034                10,072
  Noncash impairment of SMC securities                                                  27,500                   -
  Equity in earnings of joint ventures, net of distributions                              (385)                 (716)
  Deferred income taxes                                                                 (1,016)               (1,701)
  Other minority interest                                                                  621                   373
  Other, net                                                                               674                   (59)
  Change in assets and liabilities:
    Receivables                                                                          3,077               (14,633)
    Inventories                                                                         (8,704)                4,188
    Prepaid expenses and other                                                           2,769                (1,952)
    Accounts payable and accrued liabilities                                            (9,952)               (8,663)
    Customer advance payments                                                           (3,960)                  334
    Accrued restructuring charges                                                           (8)                 (275)
    Income taxes                                                                        (1,129)                  480
    Accounts with related parties, net                                                  (1,333)                1,087
    Accrued OPEB and pension costs                                                        (857)                   73
    Accrued dividends on SMC securities                                                    -                    (148)
    Accrued dividends on Convertible Preferred Securities                                  -                   3,352
    Other, net                                                                             550                (1,277)
                                                                                ------------------    ------------------
    Net cash used by operating activities                                              (19,201)              (13,081)
                                                                                ------------------    ------------------
Cash flows from investing activities:
  Capital expenditures                                                                  (1,282)               (2,601)
                                                                                ------------------    ------------------

    Net cash used by investing activities                                               (1,282)               (2,601)
                                                                                ------------------    ------------------

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                                         102,704               165,540
    Repayments                                                                        (100,512)             (154,861)
  Other, net                                                                              (182)                   17
                                                                                ------------------    ------------------

    Net cash provided by financing activities                                            2,010                10,696
                                                                                ------------------    ------------------

    Net cash used by operating, investing
      and financing activities                                                  $      (18,473)       $       (4,986)
                                                                                ==================    ==================

          See accompanying notes to consolidated financial statements.
                                      - 6 -

                           TITANIUM METALS CORPORATION

                                 (In thousands)

                                                                                      Three months ended March 31,
                                                                                ----------------------------------------
                                                                                       2002                  2001
                                                                                ------------------    ------------------
Cash and cash equivalents
  Net increase (decrease) from:
    Operating, investing and financing activities                               $      (18,473)       $       (4,986)
    Currency translation                                                                  (114)                   31
                                                                                ------------------    ------------------
                                                                                       (18,587)               (4,955)
  Cash at beginning of period                                                           24,500                 9,796
                                                                                ------------------    ------------------

  Cash at end of period                                                         $        5,913        $        4,841
                                                                                ==================    ==================
Supplemental disclosures:
  Cash paid for:
    Interest, net of amounts capitalized                                        $          413        $        1,323
    Convertible Preferred Securities dividends                                  $        3,333        $          -
    Income taxes, net                                                           $          691        $          668


          See accompanying notes to consolidated financial statements.
                                      - 7 -

                           TITANIUM METALS CORPORATION

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
                                 (In thousands)

                                                                     Accumulated Other
                                                                    Comprehensive Loss
                                           Additional             -----------------------                          Total
                             Common Common  Paid-In   Accumulated  Currency     Pension   Treasury   Deferred   Stockholders'
                             Shares Stock   Capital     Deficit   Translation Liabilities  Stock   Compensation    Equity
                             ------ ------ ---------- ----------- ----------- ----------- -------- ------------ -------------
Balance at December 31, 2001 31,856 $  319 $ 350,514  $  (15,841) $  (14,395) $  (20,879) $(1,208) $      (396) $    298,114

Components of comprehensive
  income (loss):
    Net loss                    -      -         -       (36,082)        -           -        -            -         (36,082)
    Change in cumulative
      currency translation
      adjustment                -      -         -           -        (1,276)        -        -            -          (1,276)

Amortization of deferred
  compensation                  -      -         -           -           -           -        -             91            91
                             ------ ------ ---------- ----------- ----------- ----------- -------- ------------ -------------

Balance at March 31, 2002    31,856 $  319 $ 350,514  $  (51,923) $  (15,671) $  (20,879) $(1,208) $      (305) $    260,847
                             ====== ====== ========== =========== =========== =========== ======== ============ =============

          See accompanying notes to consolidated financial statements.
                                      - 8 -

                           TITANIUM METALS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


Note 1 - Organization and basis of presentation

     Titanium Metals Corporation ("TIMET") is a vertically integrated producer of titanium sponge, melted products and a variety of mill products for aerospace, industrial and other applications. At March 31, 2002, Tremont Corporation ("Tremont") held approximately 39% of TIMET's outstanding common stock. At March 31, 2002, the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi, Inc. ("Valhi") to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Valhi and related companies, held approximately an additional 3% of TIMET's common stock. At March 31, 2002, subsidiaries of Valhi held an aggregate of approximately 80% of Tremont's outstanding common stock, and Contran Corporation ("Contran") held, directly or through subsidiaries, approximately 94% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT. Mr. Simmons may be deemed to control each of Contran, Valhi, Tremont and TIMET.

     The consolidated balance sheet at March 31, 2002 and the consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for the interim periods ended March 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior year amounts have been reclassified to conform to the current year presentation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Annual Report").

Note 2 - Business segment information

     The Company's worldwide operations are conducted through one business segment - the production and sale of titanium melted and mill products. The following provides supplemental segment information to the consolidated statements of operations:

                                                                                      Three months ended March 31,
                                                                                ----------------------------------------
                                                                                       2002                  2001
                                                                                ------------------    ------------------
                                                                               ($ in thousands except selling price data)
Net sales                                                                       $      104,440        $      124,008
Cost of sales                                                                           99,332               116,745
                                                                                ------------------    ------------------

Gross margin                                                                             5,108                 7,263

Selling, general, administrative and development expense                                10,379                10,700
Equity in earnings of joint ventures                                                       505                   866
Restructuring income                                                                       -                    (220)
Other income                                                                                51                   536
                                                                                ------------------    ------------------

Operating loss                                                                          (4,715)               (1,815)

General corporate income (expense):
  Dividends and interest income                                                             65                 1,532
  Currency translation and other, net                                                     (694)                  168
  Impairment of investment in SMC                                                      (27,500)                  -
Interest expense                                                                           738                 1,512
                                                                                ------------------    ------------------

Loss before income taxes and minority interest                                  $      (33,582)       $       (1,627)
                                                                                ==================    ==================

Titanium melted and mill products:
  Mill product net sales                                                        $       79,745        $       93,798
  Melted product net sales                                                               9,965                14,678
  Other                                                                                 14,730                15,532
                                                                                ------------------    ------------------

                                                                                $      104,440        $      124,008
                                                                                ==================    ==================

Mill product shipments:
  Volume (metric tons)                                                                   2,685                 3,185
  Average price ($ per kilogram)                                                $        29.70        $        29.45

Melted product shipments:
  Volume (metric tons)                                                                     645                 1,030
  Average price ($ per kilogram)                                                $        15.45        $        14.25


Note 3 - Preferred securities of SMC

     On March 27, 2002, SMC and its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Company undertook an assessment of its investment in SMC with the assistance of an external valuation specialist and recorded a $27.5 million impairment charge for an other than temporary decline in the estimated fair value of its investment in SMC. This charge reduced the Company's carrying amount of its investment in SMC to zero.

Note 4 - Inventories

                                                                                     March 31,           December 31,
                                                                                       2002                  2001
                                                                                ------------------    ------------------
                                                                                             (In thousands)
Raw materials                                                                   $       52,507        $       43,863
Work-in-process                                                                         90,904                94,709
Finished products                                                                       58,495                54,074
Supplies                                                                                13,430                13,476
                                                                                ------------------    ------------------
                                                                                       215,336               206,122
Less adjustment of certain inventories to LIFO basis                                    22,570                21,070
                                                                                ------------------    ------------------

                                                                                $      192,766        $      185,052
                                                                                ==================    ==================

Note 5 - Goodwill and intangible assets

     The Company's goodwill, arising from business combinations accounted for under the purchase method, is stated net of accumulated amortization recorded through December 31, 2001. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized on a periodic basis, but instead is subject to a two-step impairment test to be performed on at least an annual basis. The change in net goodwill during the first quarter of 2002 is due to currency translation effects.

     SFAS No. 142 requires the Company to identify its reporting units and determine the carrying value of each reporting unit by assigning its assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The first step of the impairment test requires the Company to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent that a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the impairment test. As required by SFAS No. 142, the Company will complete the first step of this test by June 30, 2002. The second step of the impairment test requires the Company to compare the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess. If any goodwill impairment is determined to exist, such impairment will be recognized as a cumulative effect of a change in accounting principle no later than December 31, 2002, as provided by the transition requirements of SFAS No. 142.

     As shown in the following table, the Company would have reported a net loss of $2.8 million or $.09 per share in the first quarter of 2001 if the goodwill amortization included in the Company's reported net income had not been recognized.

                                                                                      Three months ended March 31,
                                                                                ----------------------------------------
                                                                                       2002                  2001
                                                                                ------------------    ------------------
                                                                                 ($ in thousands except per share data)
Net loss as reported                                                            $      (36,082)       $       (3,616)
Adjustments for:
  Goodwill amortization                                                                    -                   1,157
  Tax provision on amortization                                                            -                    (307)
                                                                                ------------------    ------------------

    Adjusted net loss                                                           $      (36,082)       $       (2,766)
                                                                                ==================    ==================

Net loss per share as reported                                                  $        (1.14)       $         (.12)
Adjustments for:
  Goodwill amortization                                                                    -                     .04
  Tax provision on amortization                                                            -                    (.01)
                                                                                ------------------    ------------------

    Adjusted net loss per share                                                 $        (1.14)       $         (.09)
                                                                                ==================    ==================

     As required by SFAS No. 142, the Company has evaluated the remaining useful lives of its intangible assets with definite lives, comprised of patents and covenants not to compete. Based on this evaluation, the Company's patents and covenants not to compete will continue to be amortized over their weighted average remaining amortization periods of 4 and 1 years, respectively. The carrying amount and accumulated amortization of the Company's intangible assets are as follows:

                                                        March 31, 2002               December 31, 2001
                                                 ----------------------------    ---------------------------
                                                   Carrying       Accumulated     Carrying       Accumulated
                                                    Amount       Amortization      Amount       Amortization
                                                 ------------    ------------    -----------    ------------
                                                                           (In thousands)
Intangible assets:
  Definite lives, subject to amortization:
    Patents                                      $    13,322     $     7,918     $   13,405     $     7,606
    Covenants not to compete                           8,314           7,652          8,353           7,514
  Other intangible asset - pension asset(1)            3,198             -            3,198             -
                                                 ------------    ------------    -----------    ------------

                                                 $    24,834     $    15,570     $   24,956     $    15,120
                                                 ============    ============    ===========    ============

(1)  Not covered by the scope of SFAS No. 142.

                                     - 12 -

     For the three months ended March 31, 2002, the Company's amortization expense relating to its intangible assets was $.5 million. The estimated aggregate annual amortization expense for the Company's patents and covenants not to compete for the next five fiscal years are summarized in the table below.

                                                                                            Estimated annual
                                                                                          amortization expense
                                                                                         ----------------------
                                                                                             (In thousands)
Year ending December 31,
  2002                                                                                        $      2,062
  2003                                                                                        $      1,560
  2004                                                                                        $      1,392
  2005                                                                                        $        947
  2006                                                                                        $        677


Note 6 - Property and equipment

                                                                                     March 31,           December 31,
                                                                                       2002                  2001
                                                                                ------------------    ------------------
                                                                                             (In thousands)
Land                                                                            $        6,124        $        6,138
Buildings                                                                               36,406                36,574
Information technology systems                                                          55,835                55,112
Manufacturing and other                                                                303,435               300,315
Construction in progress                                                                 8,217                11,631
                                                                                ------------------    ------------------
                                                                                       410,017               409,770
Less accumulated depreciation                                                          142,440               134,462
                                                                                ------------------    ------------------
                                                                                $      267,577        $      275,308
                                                                                ==================    ==================

Note 7 - Other noncurrent assets

                                                                                     March 31,           December 31,
                                                                                       2002                  2001
                                                                                ------------------    ------------------
                                                                                             (In thousands)
Deferred financing costs                                                        $        7,237        $        8,212
Notes receivable from officers                                                             163                   163
Prepaid pension cost                                                                     3,826                 4,006
Refundable income taxes                                                                  1,009                   -
Other                                                                                      858                   720
                                                                                ------------------    ------------------

                                                                                $       13,093        $       13,101
                                                                                ==================    ==================

Note 8 - Accrued liabilities

                                                                                     March 31,           December 31,
                                                                                       2002                  2001
                                                                                ------------------    ------------------
                                                                                             (In thousands)
OPEB cost                                                                       $        4,484        $        2,969
Pension cost                                                                               751                   555
Accrued profit sharing                                                                   2,904                 6,077
Other employee benefits                                                                 14,259                14,616
Deferred income                                                                            408                   325
Environmental costs                                                                        540                   654
Restructuring costs                                                                        190                   198
Accrued tungsten costs                                                                   2,728                 2,743
Taxes, other than income                                                                 5,021                 4,867
Accrued dividends on Convertible Preferred Securities                                    1,111                 1,111
Other                                                                                    7,435                 7,684
                                                                                ------------------    ------------------

                                                                                $       39,831        $       41,799
                                                                                ==================    ==================

     Accrued restructuring costs of $.2 million at March 31, 2002 consist of unpaid personnel severance and benefits for terminated employees relating to the Company's restructuring plans implemented during 1999 and 2000. No material payments were applied against the accrued costs related to the restructuring plans during the three months ended March 31, 2002. During the first quarter of 2001, the Company applied payments of $.3 million against the accrued costs related to the restructuring plans and recorded income of $.2 million related to revisions to estimates of previously established restructuring accruals.

Note 9 - Notes payable, long-term debt and capital lease obligations

                                                                                     March 31,           December 31,
                                                                                       2002                  2001
                                                                                ------------------    ------------------
                                                                                             (In thousands)
Notes payable:
  U.S. credit agreement                                                         $          -          $           30
  European credit agreements                                                             1,654                 1,492
                                                                                ------------------    ------------------

                                                                                $        1,654        $        1,522
                                                                                ==================    ==================
Long-term debt:
  Bank credit agreement - U.K.                                                  $       12,762        $       10,712
  Other                                                                                     85                   172
                                                                                ------------------    ------------------
                                                                                        12,847                10,884
  Less current maturities                                                                   85                   172
                                                                                ------------------    ------------------

                                                                                $       12,762        $       10,712
                                                                                ==================    ==================

Capital lease obligations                                                       $        9,290        $        8,938
  Less current maturities                                                                  563                   340
                                                                                ------------------    ------------------

                                                                                $        8,727        $        8,598
                                                                                ==================    ==================

     The weighted average interest rate on borrowings outstanding under the U.S., U.K. and other European credit agreements for the three months ended March 31, 2002 was 5.25%, 3.73% and 3.94%, respectively. As of March 31, 2002, the
Company had approximately $150 million of unused borrowing availability under its U.S. and European credit agreements.

Note 10 - Other income and other expense

                                                                                      Three months ended March 31,
                                                                                ----------------------------------------
                                                                                       2002                  2001
                                                                                ------------------    ------------------
                                                                                             (In thousands)
Other income:
  Dividends and interest income                                                 $           65        $        1,532
  Foreign exchange (loss) gain                                                            (117)                  133
  Other                                                                                    125                   571
                                                                                ------------------    ------------------

                                                                                $           73        $        2,236
                                                                                ==================    ==================
Other expense:
  Impairment of investment in SMC (Note 3)                                      $       27,500        $          -
  Other                                                                                    651                   -
                                                                                ------------------    ------------------

                                                                                $       28,151        $          -
                                                                                ==================    ==================

Note 11 - Income taxes

                                                                                      Three months ended March 31,
                                                                                ----------------------------------------
                                                                                       2002                  2001
                                                                                ------------------    ------------------
                                                                                             (In thousands)
Expected income tax benefit, at 35%                                             $      (11,754)       $         (569)
Non-U.S. tax rates                                                                         230                   144
U.S. state income taxes, net                                                                25                   109
Dividends received deduction                                                               -                    (324)
Effect of change in tax law                                                             (1,797)                  -
Adjustment of deferred tax valuation allowance                                          11,877                   (18)
Other, net                                                                                 (35)                   88
                                                                                ------------------    ------------------

                                                                                $       (1,454)       $         (570)
                                                                                ==================    ==================

     During the first quarter of 2002, the Job Creation and Worker Assistance Act of 2002 (the "Act") was signed into law. The Company benefits from certain provisions of the Act, which liberalized certain net operating loss ("NOL") and alternative minimum tax ("AMT") restrictions. Prior to the law change, NOL's could be carried back two years and forward 20 years. The Act increases the carryback period for losses generated in 2001 and 2002 to five years with no change to the carryforward period. In addition, losses generated in 2001 and 2002 can be carried back and offset against 100% of a taxpayer's alternative minimum taxable income ("AMTI"). Prior to the law change, an NOL could offset no more than 90% of a taxpayer's AMTI. The suspension of the 90% limitation is also applicable to NOL's carried forward into 2001 and 2002. Based on these changes, the Company recognized $1.8 million of refundable U.S. income taxes during the first quarter of 2002.

     At March 31, 2002, the Company had, for U.S. federal income tax purposes, NOL carryforwards of approximately $77.4 million that expire between 2020 and 2022. At March 31, 2002, the Company had AMT credit carryforwards of approximately $3.8 million, which can be utilized to offset regular income taxes payable in future years. The AMT credit carryforward has an indefinite carryforward period. At March 31, 2002, the Company had the equivalent of an $8.5 million NOL carryforward in the United Kingdom and a $2.0 million NOL carryforward in Germany, both of which have indefinite carryforward periods.

Note 12 - Commitments and contingencies

     For additional information concerning certain legal proceedings and contingencies related to the Company, see (i) Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, (ii)
Part II, Item 1 - Legal Proceedings, (iii) the 2001 Annual Report on Form 10K and (iv) Note 1 to the Consolidated Financial Statements.

     In March 2001, the Company was notified by one of its customers that a product the customer manufactured from standard grade titanium produced by the Company contained what has been confirmed to be a tungsten inclusion. Based upon the Company's assessment of possible losses, TIMET recorded an aggregate charge to cost of sales for this matter of $3.3 million during 2001 (of which $1.0 million was recorded in the first quarter of 2001). This amount represents the Company's best estimate of the most likely amount of loss to be incurred. It does not represent the maximum possible loss, which is not possible for the Company to estimate at this time, and may be periodically revised in the future as more facts become known. As of March 31, 2002, $2.7 million remains accrued for potential future claims.

     The Company is involved in various other environmental, contractual, product liability and other claims, disputes and litigation incidental to its business.

     The Company currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Company's business, results of operations, consolidated financial condition or liquidity.

Note 13 - Earnings (loss) per share

     Basic earnings (loss) per share is based on the weighted average number of unrestricted common shares outstanding during each period. Diluted earnings
(loss) per share reflect the dilutive effect of common stock options, restricted stock and the assumed conversion of the Convertible Preferred Securities, if applicable. The assumed conversion of the Convertible Preferred Securities was omitted from the diluted earnings (loss) per share calculation for the three months ended March 31, 2002 and 2001 because the effect was antidilutive. Had the Convertible Preferred Securities not been antidilutive, diluted losses would have been decreased by $3.3 million and $2.2 million for the three months ended March 31, 2002 and 2001, respectively, and diluted average shares outstanding would have been increased by 5.4 million shares. Stock options and restricted shares omitted from the calculation because they were antidilutive approximated
1.8 million and 1.9 million for the three months ended March 31, 2002 and 2001, respectively.

Note 14 - Accounting principle not yet adopted

     In 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company is still studying this standard to determine, among other things, whether it has any asset retirement obligations that are covered under the scope of SFAS No. 143, and the effect, if any, to the Company of adopting this standard has not yet been determined. The Company will implement SFAS No. 143 no later than January 1, 2003.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Sales and operations.

                                                                                      Three months ended March 31,
                                                                                ----------------------------------------
                                                                                       2002                  2001
                                                                                ------------------    ------------------
                                                                                            ($ in thousands)
Net sales                                                                       $      104,440        $      124,008
Gross margin                                                                             5,108                 7,263
Gross margin, excluding special items                                                    5,108                 8,263
Operating loss                                                                          (4,715)               (1,815)
Operating loss, excluding restructuring and special items                               (4,715)               (1,035)

Percent of net sales:
  Gross margin                                                                              5%                    6%
  Gross margin, excluding special items                                                     5%                    7%

Percent change in:
  Mill product sales volume                                                                -16
  Mill product selling prices (1)                                                           +6
  Melted product sales volume                                                              -37
  Melted product selling prices (1)                                                         +8

(1) Change expressed in U.S. dollars and mix adjusted.

     First quarter of 2002 compared to first quarter of 2001. Sales of $104.4 million in the first quarter of 2002 were 16% lower than the year-ago period due principally to the net effects of a 16% decrease in mill product sales volume, a 37% decrease in melted product sales volume and changes in customer and product mix, partially offset by 6% and 8% increases in mill and melted product selling prices (expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods), respectively. In billing currencies (which exclude the effects of foreign currency translation), mill product selling prices increased 7% from the year-ago period while currency fluctuations had no effect on melted product selling price changes.

     Gross margin (net sales less cost of sales) was 5% of sales for the first quarter of 2002 compared to 6% in the year-ago period. The decrease reflects lower operating rates at certain facilities (estimated capacity utilization declined from 70% to 65%) and correspondingly higher unit costs, a lower proportion of aerospace sales and changes in mix during 2002. The 2001 period was also adversely impacted by a $1.0 million charge for the tungsten matter discussed below and by goodwill amortization of $1.2 million. As required by SFAS No. 142, and effective January 1, 2002, the Company no longer amortizes its goodwill on a periodic basis. See Note 5 to the Consolidated Financial Statements.

     In March 2001, the Company was notified by one of its customers that a product the customer manufactured from standard grade titanium produced by the Company contained what has been confirmed to be a tungsten inclusion. Based upon the Company's assessment of possible losses, TIMET recorded an aggregate charge to cost of sales for this matter of $3.3 million during 2001 (of which $1.0 million was recorded in the first quarter of 2001). This amount represents the Company's best estimate of the most likely amount of loss to be incurred. It does not represent the maximum possible loss, which is not possible for the Company to estimate at this time, and may be periodically revised in the future as more facts become known. As of March 31, 2002, $2.7 million remains accrued for potential future claims.

     Selling, general, administrative and development expenses during the first quarter of 2002 decreased by approximately 3% from year-ago levels principally due to a decrease in personnel and related costs.

     Equity in earnings of joint ventures during the first quarter of 2002 was approximately $.4 million lower than the year-ago period principally due to a decrease in earnings of VALTIMET, the Company's minority-owned welded tube joint venture.

     General corporate income (expense). General corporate income (expense) for the three months ended March 31, 2001 includes interest income and dividend income on $80 million of nonvoting preferred securities of Special Metals Corporation ("SMC"), which accrued at an annual rate of 6.625%. No interest income or dividend income relating to these securities was recognized during the three months ended March 31, 2002. On March 27, 2002, SMC and its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Company undertook an assessment of its investment in SMC with the assistance of an external valuation specialist and recorded a $27.5 million impairment charge for an other than temporary decline in the estimated fair value of its investment in SMC. This charge reduced the Company's carrying amount of its investment in SMC to zero. See Note 3 to the Consolidated Financial Statements.

     Interest expense. Interest expense during the three months ended March 31, 2002 was lower than in the comparable period in 2001, primarily due to lower average debt levels and lower average interest rates during the 2002 period.

     Income taxes. During the first quarter of 2002, the Job Creation and Worker Assistance Act of 2002 (the "Act") was signed into law. The Company benefits from certain provisions of the Act, which liberalized certain net operating loss ("NOL") and alternative minimum tax restrictions. Prior to the law change, NOL's could be carried back two years and forward 20 years. The Act increases the carryback period for losses generated in 2001 and 2002 to five years with no change to the carryforward period. In addition, losses generated in 2001 and 2002 can be carried back and offset against 100% of a taxpayer's alternative minimum taxable income ("AMTI"). Prior to the law change, an NOL could offset no more than 90% of a taxpayer's AMTI. The suspension of the 90% limitation is also applicable to NOL's carried forward into 2001 and 2002. Based on these changes, the Company recognized $1.8 million of refundable U.S. income taxes during the first quarter of 2002.

     The Company operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income can impact the Company's overall effective tax rate. The Company's income tax rate approximated the U.S. statutory rate during the first quarter 2001. For the first quarter 2002, the Company's income tax rate varied from the U.S. statutory rate primarily due to an increase in the deferred tax valuation allowance related to the Company's tax attributes that did not meet the "more-likely-than-not" recognition criteria during that period. See Note 11 to the Consolidated Financial Statements.

     Minority interest. Dividend expense related to the Company's 6.625% Convertible Preferred Securities approximates $3.3 million per quarter and is reported as minority interest. For the three months ended March 31, 2001, this expense was recorded net of allocable income taxes; however, as a result of the Company's decision to increase its deferred tax valuation allowance as described above, this expense was reported pre-tax for the three months ended March 31, 2002. Other minority interest relates primarily to the 30% interest in TIMET Savoie, SA held by Compagnie Europeene du Zirconium-CEZUS, S.A.

     Supplemental information. Approximately 40% of the Company's sales originated in Europe for the three months ended March 31, 2002, of which approximately 60% were denominated in currencies other than the U.S. dollar, principally the British pound and European currencies tied to the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for the Company's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of the Company's European subsidiaries are those of their respective countries; thus, the U.S. dollar value of these subsidiaries' sales and costs denominated in currencies other than their functional currency, including sales and costs denominated in U.S. dollars, are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of the Company's European operations may be in U.S. dollars or in functional currencies. The Company's export sales from the U.S. are denominated in U.S. dollars and as such are not subject to currency exchange rate fluctuations.

     The Company does not use currency contracts to hedge its currency exposures. At March 31, 2002, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $37.3 million and $43.0 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable, accounts payable and borrowings.

     Outlook. The Outlook section contains a number of forward-looking statements, all of which are based on current expectations, and exclude the potential effect of special and other charges related to restructurings, asset impairments, valuation allowances and similar items, unless otherwise noted. Undue reliance should not be placed on forward-looking statements. Actual results may differ materially. See Notes 1, 5, 12 and 14 to the Consolidated Financial Statements regarding commitments, contingencies, legal, environmental and other matters, which may materially affect the Company's future business, results of operations, financial position and liquidity.

     The economic slowdown that began during 2001 in the economies of the U.S. and other regions of the world combined with the events of September 11, 2001 have resulted in the major commercial airframe and jet engine manufacturers substantially reducing their forecast of engine and aircraft deliveries over the next few years and their production levels in 2002. The Company continues to expect that aggregate industry mill product shipments will decrease in 2002 by approximately 16% to about 43,000 metric tons and that demand for mill products for the commercial aerospace sector could decline by up to 40% in 2002, primarily due to a combination of reduced aircraft production rates and excess inventory accumulated throughout the aerospace supply chain. Excess inventory accumulation typically leads to order demand for titanium products falling below actual consumption.

     The demand for titanium generally precedes aircraft deliveries by approximately one year, although this varies considerably by titanium product. According to The Airline Monitor, a leading aerospace publication, large commercial aircraft deliveries totaled 834 in 2001, and the most recent forecast of aircraft deliveries by The Airline Monitor calls for 660 deliveries in 2002, 505 deliveries in 2003 and 515 deliveries in 2004. After 2004, The Airline Monitor calls for a continued increase each year in large commercial aircraft deliveries, with forecasted deliveries of 920 aircraft in 2008 exceeding 2001 levels. Compared to 2001, these forecasted delivery rates represent anticipated declines of about 20% in 2002 and just under 40% in 2003 and 2004. Although certain recently reported data indicates a modest level of recovery in the aerospace industry, adverse world events, including terrorist activities and conflicts in the Middle East, could negatively affect the timing of the commercial aerospace recovery and have broader economic consequences.

     Although the current business environment makes it particularly difficult to predict the Company's future performance, the Company expects sales revenue for the full year 2002 to decline to about $375 million, reflecting the combined effects of decreases in sales volume, softening of market selling prices, and changes in customer and product mix. Compared to 2001, mill product sales volume is expected to decline about 20% to just under 10,000 metric tons. Melted product sales volume is expected to decline 35% to just under 3,000 metric tons. The Company expects about 60% of its sales volume to be generated from the commercial aerospace sector this year compared to about two-thirds in 2001. The reduced sales volume in 2002 is principally driven by an anticipated decline in commercial aerospace sales volume of about 30% compared to 2001, partly offset by sales volume growth to other markets. The Company expects market selling prices on new orders to soften throughout 2002. However, about one-half of the Company's commercial aerospace volume is under long-term agreements ("LTAs") that provide the Company with price stability on that portion of its business. The Company's forecast continues to anticipate that Boeing will purchase about 3 million pounds of product in 2002. At that level, the Company would expect to recognize about $17 million of income under the take or pay provisions of the Company's agreement with Boeing in 2002. Any such earnings will be reported as operating income, but will not be included in sales revenue, sales volume or gross margin.

     The Company currently anticipates gross margin as a percent of sales will decrease over the year and that gross margin for the full year will be near break even or less. This reflects the combined effects of lower volumes, higher unit costs, softening of market selling prices, and changes in raw material and other costs. Selling, general, administrative and development expense should be approximately $42 million. Interest expense should approximate $4 million. The Company's consolidated effective book tax rate is expected to be about 5%, but could vary significantly with the geographic mix of income. Minority interest on the Company`s Convertible Preferred Securities should approximate $13 million. The Company presently expects an operating loss in 2002 of about $25 million and a net loss before special items for 2002 of about $40 million.

     The Company expects cash flow from operations to be negative in 2002. This is influenced by, among other things, the effect in 2002 of the $28.5 million cash advance payment that the Company received from Boeing in December 2001. That advance created a liability on the Company's books for the same amount at year-end 2001. The liability is being reduced during 2002 as product shipments are made, and will be further reduced as the take or pay benefits are earned. The advance for calendar year 2003 will not be received until early in 2003. Excluding the effect of the Boeing advance, the Company expects cash flow from operations to be slightly positive. Capital expenditures are expected to be approximately $12 million. Depreciation and amortization should approximate $37 million.

     For the second quarter of 2002, the Company expects sales revenue to range between $85 million and $95 million. Mill product sales volume is expected to be about 2,300 metric tons with melted product shipments of about 600 metric tons. Gross margin as a percent of sales in the second quarter is expected to range between breakeven and a positive 2%. SGA&D costs in the second quarter of 2002 should be about $11 million. Interest expense should be less than $1 million while minority interest on the Company's Convertible Preferred Securities should approximate $3.3 million. With these estimates, the Company expects an operating loss in the second quarter of 2002 of between $10 million and $12 million, and a net loss before special items of between $15 million and $17 million.

     In terms of quarterly trends during the year, the Company continues to expect its results in the last half of 2002 to be improved compared to the first half. This anticipated improvement reflects the fact that the estimated $17 million expected to be earned under the take or pay provision of the Boeing contract should be reflected in the last half of the year. However, depending on Boeing's quarterly purchases, it is possible that some amount of income under the take or pay provisions of the Boeing contract could be earned and recognized in the second quarter of 2002.

     The Company's agreement with its labor union at its Toronto, Ohio plant expires at the end of June 2002. The Company does not presently anticipate any work stoppage or other labor disruption at any facility, and its outlook for 2002 does not contemplate any such event. However, should the Company's efforts to negotiate a mutually satisfactory agreement be unsuccessful, any work stoppage or other labor disruption at any facility could materially and adversely affect the Company's business, results of operations, financial position and liquidity. The Company may undertake certain actions as part of its contingency planning for the possibility of a labor disruption. These actions could include the production of certain inventory earlier than normally scheduled and the incurrence of certain costs, which could have an impact on operating results and working capital. The Company's anticipated results included herein do not incorporate the effects of any such actions.

     The Company adopted Statement of Financial Accounting Standards No. 142 effective as of January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized on a periodic basis, but is subject to an impairment test at least annually. The Company will complete the first step of its goodwill impairment analysis under the new standard by June 30, 2002. If an impairment is determined to exist, such impairment would be recognized as a cumulative effect of a change in accounting principle no later than December 31, 2002. The Company cannot, at this time, reasonably estimate the impact of SFAS No. 142 on its financial statements other than with respect to amortization expense. Goodwill amortization was approximately $4.5 million in 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash flows provided by operating, investing and financing activities are presented below:

                                                                                      Three months ended March 31,
                                                                                ----------------------------------------
                                                                                       2002                  2001
                                                                                ------------------    ------------------
                                                                                             (In thousands)
Cash provided (used) by:
  Operating activities:
    Excluding changes in assets and liabilities                                 $          346        $        4,353
    Changes in assets and liabilities                                                  (19,547)              (17,434)
                                                                                ------------------    ------------------
                                                                                       (19,201)              (13,081)
  Investing activities                                                                  (1,282)               (2,601)
  Financing activities                                                                   2,010                10,696
                                                                                ------------------    ------------------
  Net cash used by operating, investing
    and financing activities                                                    $      (18,473)       $       (4,986)
                                                                                ==================    ==================

     Operating activities. Cash used by operating activities, excluding changes in assets and liabilities, generally followed the trend in gross margin. Changes in assets and liabilities reflect primarily the timing of purchases, production and sales and can vary significantly from period to period. Accounts receivable decreased in the first quarter of 2002 primarily as a result of decreased sales, partially offset by a slight increase in days sales outstanding. Inventories increased in the first quarter of 2002 principally as a result of production begun by the Company prior to certain customer cancellations and push-outs related to the recent downturn in the commercial aerospace market combined with the timing of certain raw material purchases. Changes in accounts payable and accrued liabilities reflect, among other things, the timing of payments to suppliers of titanium sponge, titanium scrap and other raw materials purchases. Changes in customer advance payments reflect the application of customer advances to customer purchases during the first quarter of 2002. During the first quarter of 2002, the Boeing customer advance was reduced by $1.8 million to $26.7 million.

     On March 27, 2002, SMC and its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Company, with the assistance of an external valuation specialist, undertook a further assessment of its investment in SMC and recorded an additional $27.5 million impairment charge to general corporate expense for an other than temporary decline in the fair value of its investment in SMC, reducing the Company's carrying amount of its investment in SMC to zero.

     Investing activities. The Company's capital expenditures were $1.3 million for the three months ended March 31, 2002 compared to $2.6 million for the same period in 2001, principally for capacity enhancements, capital maintenance, and safety and environmental projects.

     Financing activities. At March 31, 2002, the Company's net debt was approximately $8.6 million, consisting of $5.9 million of cash and $14.5 million of debt (principally borrowings under the Company's U.S. and U.K. credit agreements). This compares to a net cash position of $12.1 million as of December 31, 2001. Net cash in the 2001 period was primarily attributable to receipt of the Boeing advance payment. Net borrowings of $2.2 million in the 2002 period and $10.7 million in the 2001 period were primarily attributable to increases in working capital (exclusive of cash).

     As of March 31, 2002, the Company had approximately $150 million of borrowing availability under its various worldwide credit agreements. The Company's U.S. credit facility, a $125 million asset-based revolving credit agreement, expires in February 2003. The Company is currently negotiating with its lender to extend the maturity date of this agreement on substantially similar terms. The U.S. credit agreement allows the lender to modify the borrowing base formulas at its discretion, subject to certain conditions.

     See Note 12 to the Consolidated Financial Statements for additional discussion of environmental and legal matters.

     Other. The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, debt service requirements, the cost of debt and equity capital and estimated future operating cash flows. As a result of this process, the Company has in the past, and in light of its current outlook, may in the future seek to raise additional capital, modify its common and preferred dividend policies, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of capital stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources.

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

     Interest rates. Information regarding the Company's market risk relating to interest rate volatility was disclosed in the Company's 2001 Annual Report and should be read in conjunction with this interim financial information. Since December 31, 2001, there has been no significant change in the nature of the Company's exposure to market risks.

     Foreign currency exchange rates. The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of its international operations. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Commodity prices. The Company is exposed to market risk arising from changes in commodity prices as a result of its long-term purchase and supply agreements with certain suppliers and customers. These agreements, which offer various fixed pricing arrangements, effectively obligate the Company to bear (i) the risk of increased raw material and other costs to the Company which cannot be passed on to the Company's customers through increased titanium product prices (in whole or in part) or (ii) the risk of decreasing raw material costs to the Company's suppliers which are not passed on to the Company in the form of lower raw material prices.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     Reference is made to Note 12 of the Consolidated Financial Statements which information is incorporated herein by reference and to the Company's 2001 Annual Report for descriptions of certain previously reported legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 7, 2002, for the purpose of electing six directors to serve until the 2003 Annual Meeting of Shareholders and until their successors are duly elected and qualified. All nominees for director were elected with the following vote:

                 Director                                  Votes For                          Votes Withheld
--------------------------------------------    ---------------------------------    ----------------------------------
Norman N. Green                                            29,723,558                             723,536
J. Landis Martin                                           29,725,244                             721,850
Albert W. Niemi, Jr.                                       29,726,747                             720,347
Glenn R. Simmons                                           29,665,002                             782,092
Gen. Thomas P. Stafford (retired)                          29,676,556                             770,538
Steven L. Watson                                           29,681,002                             766,092


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits:

                10.1* Titanium Metals Corporation Amended and Restated 1996 Non-Employee Director Compensation Plan, as amended and restated effective May 7, 2002.

                10.2    Intercorporate  Services   Agreement  between   Titanium
                        Metals Corporation and Tremont Corporation, effective as of January 1, 2002.

                10.3 Intercorporate Services Agreement between Titanium Metals Corporation and NL Industries, Inc., effective as of January 1, 2002, incorporated by reference to
                        Exhibit 10.3 to NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

                * Management contract, compensatory plan or arrangement.

         (b)    Reports on Form 8-K:

                Reports on Form 8-K filed by the Registrant for the quarter ended March 31, 2002 and the month of April 2002:

                          Date of Report               Items Reported
                      ---------------------         --------------------

                        January 4, 2002                   5 and 7
                        February 8, 2002                  5 and 7
                        April 1, 2002                     5 and 7
                        April 26, 2002                    5 and 7

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TITANIUM METALS CORPORATION
                                    --------------------------------------------
                                                   (Registrant)




Date: May 14, 2002              By  /s/ Mark A. Wallace
--------------------------          --------------------------------------------
                                    Mark A. Wallace
                                    (Executive Vice President and
                                    Chief Financial Officer)


Date: May 14, 2002              By  /s/ JoAnne A. Nadalin
--------------------------          --------------------------------------------
                                    JoAnne A. Nadalin
                                    (Vice President, Corporate Controller and
                                    Principal Accounting Officer)