Form 10-Q
period 2002-06-30
TITANIUM METALS CORP
filed 2002-08-13
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2002
                                                -------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934


                         Commission file number 0-28538



                           Titanium Metals Corporation
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




           Delaware                                      13-5630895
--------------------------------------        -------------------------------
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


 Number of shares of common stock outstanding on August 12, 2002: 31,864,538 .
                                                                  ----------

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and under the captions "Results of Operations" and "Liquidity and Capital Resources" (both contained in Management's Discussion and Analysis of Financial Condition and Results of Operations), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "could," "anticipates," "expects" or comparable terminology or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including in those portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission which include, but are not limited to, the cyclicality of the commercial aerospace industry, the performance of aerospace manufacturers and the Company under their long-term agreements, the renewal of certain long-term agreements, the difficulty in forecasting demand for titanium products, global economic and political conditions, global productive capacity for titanium, changes in product pricing and costs, the impact of long-term contracts with vendors on the ability of the Company to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, fluctuations in currency exchange rates, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product development, the supply of raw materials and services, changes in raw material and other operating costs (including energy costs), possible disruption of business or increases in the cost of doing business resulting from war or terrorist activities, and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.


                           TITANIUM METALS CORPORATION

                                      INDEX


                                                                                                            Page
                                                                                                           Number

PART I.       FINANCIAL INFORMATION

         Item 1.    Consolidated Financial Statements

                    Consolidated Balance Sheets - June 30, 2002 (unaudited) and
                      December 31, 2001                                                                       2

                    Consolidated Statements of Operations - Three months and
                      six months ended June 30, 2002 and 2001 (unaudited)                                     4

                    Consolidated Statements of Comprehensive Income (Loss) -
                      Three months and six months ended June 30, 2002
                      and 2001 (unaudited)                                                                    5

                    Consolidated Statements of Cash Flows - Six months
                      ended June 30, 2002 and 2001 (unaudited)                                                6

                    Consolidated Statement of Changes in Stockholders' Equity -
                      Six months ended June 30, 2002 (unaudited)                                              8

                    Notes to Consolidated Financial Statements (unaudited)                                    9

         Item 2.    Management's Discussion and Analysis of Financial

                      Condition and Results of Operations                                                    23

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk                               35


PART II.     OTHER INFORMATION


         Item 1.    Legal Proceedings                                                                        36

         Item 6.    Exhibits and Reports on Form 8-K                                                         36





                           TITANIUM METALS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  June 30,             December 31,
ASSETS                                                                              2002                   2001
                                                                              ------------------    ------------------
                                                                                 (unaudited)
Current assets:
  Cash and cash equivalents                                                   $         7,372       $        24,500
  Accounts and other receivables, less
     allowance of $3,157 and $2,739                                                    76,819                83,347
  Receivables from related parties                                                      1,687                 5,907
  Refundable income taxes                                                               1,009                   470
  Inventories                                                                         197,716               185,052
  Prepaid expenses and other                                                            2,948                 9,026
  Deferred income taxes                                                                   493                   385
                                                                              ------------------    ------------------

       Total current assets                                                           288,044               308,687

Investment in joint ventures                                                           21,776                20,585
Preferred securities of Special Metals Corporation ("SMC")                                  -                27,500
Property and equipment, net                                                           265,369               275,308
Goodwill, net                                                                          45,077                44,310
Other intangible assets, net                                                            8,925                 9,836
Deferred income taxes                                                                      18                    56
Other                                                                                  13,458                13,101
                                                                              ------------------    ------------------

       Total assets                                                           $       642,667       $       699,383
                                                                              ==================    ==================





                           TITANIUM METALS CORPORATION

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      (In thousands, except per share data)

                                                                                  June 30,              December 31,
LIABILITIES, MINORITY INTEREST AND                                                  2002                    2001
                                                                              ------------------    -------------------
STOCKHOLDERS' EQUITY                                                             (unaudited)


Current liabilities:
  Notes payable                                                               $        10,732       $         1,522
  Current maturities of long-term debt and
     capital lease obligations                                                            703                   512
  Accounts payable                                                                     25,297                42,821
  Accrued liabilities                                                                  42,940                41,799
  Customer advance payments                                                            27,660                33,242
  Payable to related parties                                                              350                 1,612
  Income taxes                                                                            710                   746
  Deferred income taxes                                                                   156                   106
                                                                              -------------------    ------------------
       Total current liabilities                                                      108,548               122,360

Long-term debt                                                                          9,571                10,712
Capital lease obligations                                                               9,161                 8,598
Payable to related parties                                                                644                   953
Accrued OPEB cost                                                                      13,983                15,980
Accrued pension cost                                                                   25,063                23,690
Accrued environmental cost                                                              3,262                 3,262
Deferred income taxes                                                                   4,098                 5,509
Other                                                                                     153                   237
                                                                              ------------------    -------------------
       Total liabilities                                                              174,483               191,301
                                                                              ------------------    -------------------

Minority interest - Company-obligated mandatorily
  redeemable preferred securities of subsidiary trust
  holding solely subordinated debt securities ("Convertible
  Preferred Securities")                                                              201,241               201,241
Other minority interest                                                                 9,514                 8,727

Stockholders' equity:

  Preferred stock, $.01 par value; 1,000 share authorized,                                  -                     -
     none outstanding
  Common stock, $.01 par value; 99,000 shares authorized;
     31,951 and 31,946 shares issued, respectively                                        319                   319

  Additional paid-in capital                                                          350,661               350,514
  Accumulated deficit                                                                 (64,268)              (15,841)
  Accumulated other comprehensive loss                                                (27,708)              (35,274)
  Treasury stock, at cost  (90 shares)                                                 (1,208)               (1,208)
  Deferred compensation                                                                  (367)                 (396)
                                                                              ------------------    -------------------
       Total stockholders' equity                                                     257,429               298,114
                                                                              ------------------    -------------------

       Total liabilities and stockholders' equity                             $       642,667       $       699,383
                                                                              ==================    ===================

Commitments and contingencies (Note 14)

          See accompanying notes to consolidated financial statements.
                                      -3-



                           TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (In thousands, except per share data)

                                                          Three months ended                  Six months ended
                                                               June 30,                           June 30,
                                                    -------------------------------    -------------------------------
                                                        2002              2001             2002              2001
                                                    --------------    -------------    --------------    -------------

Revenues and other income:
   Net sales                                        $     94,295      $    120,035     $    198,735      $    244,043
   Equity in earnings of joint ventures                      823               248            1,328             1,114
   Other                                                   2,051            75,379            2,121            77,835
                                                    --------------    -------------    --------------    -------------
                                                          97,169           195,662          202,184           322,992
                                                    --------------    -------------    --------------    -------------
Costs and expenses:
   Cost of sales                                          92,871           123,514          192,203           240,260
   Selling, general, administrative
     and development                                      11,414            21,211           21,793            31,911
   Interest                                                  735             1,083            1,473             2,594
   Other                                                     121                 -           28,269                 -
                                                    --------------    -------------    --------------    -------------
                                                         105,141           145,808          243,738           274,765
                                                    --------------    -------------    --------------    -------------
     (Loss) income before income taxes
     and minority interest                                (7,972)           49,854          (41,554)           48,227

Income tax expense (benefit)                                 615            17,532             (839)           16,963
Minority interest - Convertible
   Preferred Securities, net of tax in 2001                3,333             2,493            6,666             4,679
Other minority interest, net of tax                          425               277            1,046               649
                                                    --------------    -------------    --------------    -------------

     Net (loss) income                              $    (12,345)     $     29,552     $    (48,427)     $     25,936
                                                    ==============    =============    ==============    =============

(Loss) earnings per share:
   Basic                                            $      (.39)      $       .94      $     (1.53)      $       .82
                                                    ==============    =============    ==============    =============
   Diluted                                          $      (.39)      $       .86      $     (1.53)      $       .82
                                                    ==============    =============    ==============    =============

Weighted average shares outstanding:
   Basic                                                  31,603            31,504           31,582            31,460
   Diluted                                                31,603            37,193           31,582            31,755

          See accompanying notes to consolidated financial statements.


                           TITANIUM METALS CORPORATION

       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
                                 (In thousands)

                                                          Three months ended                  Six months ended
                                                               June 30,                           June 30,
                                                    -------------------------------    -------------------------------
                                                        2002              2001             2002              2001
                                                    --------------    -------------    --------------    -------------

Net (loss) income                                   $    (12,345)     $    29,552      $   (48,427)      $    25,936

Other comprehensive income (loss) -
   currency translation adjustment                         8,842           (3,404)           7,566            (7,713)
                                                    --------------    -------------    --------------    -------------

Comprehensive (loss) income                         $     (3,503)     $    26,148      $   (40,861)      $    18,223
                                                    ==============    =============    ==============    =============



          See accompanying notes to consolidated financial statements.


                           TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)

                                                                                      Six months ended June 30,
                                                                                 -------------------------------------
                                                                                       2002                2001
                                                                                 -----------------    ----------------

Cash flows from operating activities:
   Net (loss) income                                                             $     (48,427)       $      25,936
   Depreciation and amortization                                                        18,248               20,161
   Noncash equipment impairment charge                                                       -               10,840
   Noncash impairment of SMC securities                                                 27,500                    -
   Equity in (earnings) losses of joint ventures,
     net of distributions                                                               (1,058)                (714)
   Deferred income taxes                                                                (1,672)              14,998
   Other minority interest                                                               1,046                  649
   Other, net                                                                              827                  561
   Change in assets and liabilities:
     Receivables                                                                        10,529               (6,362)
     Inventories                                                                        (8,662)              (2,923)
     Prepaid expenses and other                                                          6,165               (4,725)
     Accounts payable and accrued liabilities                                          (17,740)               7,513
     Customer advance payments                                                          (6,884)               1,755
     Accrued restructuring charges                                                        (117)                (395)
     Income taxes                                                                       (1,421)                  90
     Accounts with related parties, net                                                  2,648                1,457
     Accrued OPEB and pension costs                                                     (1,418)                (286)
     Accrued dividends on SMC securities                                                     -                 (529)
     Accrued dividends on Convertible Preferred Securities                                   -              (10,043)
     Other, net                                                                          1,079               (2,793)
                                                                                 -----------------    ----------------
       Net cash (used) provided by operating activities                                (19,357)              55,190
                                                                                 -----------------    ----------------

Cash flows from investing activities:
   Capital expenditures                                                                 (3,337)              (4,200)
                                                                                 -----------------    ----------------
       Net cash used by investing activities                                            (3,337)              (4,200)
                                                                                 -----------------    ----------------

Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                                        206,196              272,015
     Repayments                                                                       (198,640)            (308,557)
   Dividends paid on minority interest                                                  (1,115)                   -
   Issuance of common stock                                                                  -                  513
   Other, net                                                                             (322)                 (79)
                                                                                 -----------------    ----------------
       Net cash provided (used) by financing activities                                  6,119              (36,108)
                                                                                 -----------------    ----------------

       Net cash (used) provided by operating,
         investing and financing activities                                      $     (16,575)       $      14,882
                                                                                 =================    ================

          See accompanying notes to consolidated financial statements.


                           TITANIUM METALS CORPORATION

          CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (CONTINUED)
                                 (In thousands)

                                                                                      Six months ended June 30,
                                                                                 -------------------------------------
                                                                                       2002                2001
                                                                                 -----------------    ----------------

Cash and cash equivalents:
   Net (decrease) increase from:
     Operating, investing and financing activities                               $     (16,575)       $      14,882
     Currency translation                                                                 (553)                 124
                                                                                 -----------------    ----------------
                                                                                       (17,128)              15,006
   Cash at beginning of period                                                          24,500                9,796
                                                                                 -----------------    ----------------

   Cash at end of period                                                         $       7,372        $      24,802
                                                                                 =================    ================



Supplemental disclosures:
   Cash paid for:
     Interest, net of amounts capitalized                                        $         876        $       2,127
     Convertible Preferred Securities dividends                                  $       6,666        $      17,227
     Income taxes, net                                                           $       2,253        $       1,926



          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

                         Six months ended June 30, 2002
                                 (In thousands)


                                                                          Accumulated Other
                                               Additional                 Comprehensive Loss
                                                                      ------------------------                            Total
                              Common   Common   Paid-In   Accumulated   Currency    Pension    Treasury   Deferred     Stockholders'
                              Shares   Stock    Capital    Deficit    Translation  Liabilities   Stock    Compensation    Equity
                             -------- ------- ----------- ----------- -----------  ----------- --------- ------------- -------------

Balance at December 31, 2001   31,856 $   319 $  350,514  $ (15,841)  $  (14,395)  $ (20,879)  $ (1,208) $       (396)  $   298,114

Components of comprehensive
     income (loss):
     Net loss                       -      -         -      (48,427)           -            -        -              -       (48,427)
     Change in cumulative
       currency translation
       adjustment                   -      -         -            -        7,566            -        -              -         7,566

Issuance of common stock            5      -        20            -            -            -        -              -            20

Stock award cancellations           -      -        (6)           -            -            -        -              6             -

Amortization of deferred
   compensation                     -      -         -            -            -            -        -            156           156

Other                               -      -       133            -            -            -        -           (133)            -
                             -------- ------- ----------- ----------- -----------  ----------- --------- -------------  ------------

Balance at June 30, 2002       31,861 $   319 $  350,661  $ (64,268)  $   (6,829)  $ (20,879)  $ (1,208) $       (367)  $   257,429
                             ======== ======= =========== =========== ===========  =========== ========= =============  ============


          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - Organization and basis of presentation

     Titanium Metals Corporation ("TIMET") is a vertically integrated producer of titanium sponge, melted products and a variety of mill products for aerospace, industrial and other applications. At June 30, 2002, Tremont Corporation ("Tremont") held approximately 39% of TIMET's outstanding common stock. At June 30, 2002, the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi, Inc. ("Valhi") to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Valhi and related companies, held approximately an additional 6% of TIMET's common stock. At June 30, 2002, subsidiaries of Valhi held an aggregate of approximately 80% of Tremont's outstanding common stock, and Contran Corporation ("Contran") held, directly or through subsidiaries, approximately 93% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT. Mr. Simmons may be deemed to control each of Contran, Valhi, Tremont and TIMET.


     The accompanying consolidated financial statements include the accounts of TIMET and its majority-owned subsidiaries (collectively, the "Company"). All material intercompany transactions and balances have been eliminated. The consolidated balance sheet at June 30, 2002 and the consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for the interim periods ended June 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior year amounts have been reclassified to conform to the current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Annual Report").


     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective April 1, 2002. SFAS No. 145, among other things, eliminated the prior requirement that all gains and losses from the early extinguishment of debt were to be classified as an extraordinary item. Upon adoption of SFAS No. 145, gains and losses from the early extinguishment of debt will be classified as an extraordinary item only if they meet the "unusual and infrequent" criteria contained in Accounting Principles Board ("APB") Opinion No. 30. In addition, upon adoption of SFAS No. 145, all gains and losses from the early extinguishment of debt that had previously been classified as an extraordinary item are to be reassessed to determine if they would have met the "unusual and infrequent" criteria of APB Opinion No. 30. Any such gain or loss that would not have met the APB Opinion No. 30 criteria are retroactively reclassified and reported as a component of income before extraordinary items. The Company has concluded that its previously-recognized loss from the early extinguishment of debt that occurred during 2000 would not have met the APB Opinion No. 30 criteria for classification as an extraordinary item and, accordingly, such previously-reported loss will be retroactively reclassified and reported as a component of income before extraordinary items in the applicable reporting periods.

Note 2 - Business segment information

     The Company's worldwide operations are conducted through one business segment - the production and sale of titanium melted and mill products. The following provides supplemental segment information to the consolidated statements of operations:

                                                           Three months ended                  Six months ended
                                                                June 30,                           June 30,
                                                      -------------------------------    -------------------------------
                                                         2002             2001              2002             2001
                                                      -------------    --------------    --------------   --------------
                                                                ($ in thousands except selling price data)

Net sales                                            $     94,295     $    120,035      $    198,735     $    244,043
Cost of sales                                              92,871          123,514           192,203          240,260
                                                      -------------    --------------    --------------   --------------

Gross margin                                                1,424           (3,479)            6,532            3,783


Selling, general, administrative
   and development expense                                 11,414           21,211            21,793           31,911
Equity in earnings of joint ventures                          823              248             1,328            1,114

Other income (expense), net                                 2,158           73,052             2,209           73,808
                                                      -------------    --------------    --------------   --------------

Operating (loss) income                                    (7,009)          48,610           (11,724)          46,794

General corporate income (expense):
   Dividends and interest income                               24            2,039                93            3,571
   Currency transactions and other, net                      (252)             288              (950)             456
   Impairment of investment in SMC                              -                -           (27,500)               -
Interest expense                                              735            1,083             1,473            2,594
                                                     -------------    --------------    --------------   --------------

(Loss) income before income taxes
   and minority interest                             $     (7,972)    $     49,854      $    (41,554)    $     48,227
                                                     =============    ==============    ==============   ==============


Titanium melted and mill products:
   Mill product net sales                            $     70,290     $     89,980      $    149,987     $    183,785
   Melted product net sales                                 9,269           14,456            19,228           29,084
   Other                                                   14,736           15,599            29,520           31,174
                                                      -------------    --------------    --------------   --------------

                                                     $     94,295     $    120,035      $    198,735     $    244,043
                                                      =============    ==============    ==============   ==============


Mill product shipments:
   Volume (metric tons)                                     2,130            3,045             4,815            6,230
   Average price ($ per kilogram)                    $      33.00      $     29.55       $     31.15      $     29.50

Melted product shipments:
   Volume (metric tons)                                       620            1,040             1,265            2,070
   Average price ($ per kilogram)                    $      14.95      $     13.90       $     15.20      $     14.05



Note 3 - Preferred securities of SMC

     On March 27, 2002, SMC and its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Company undertook an assessment of its investment in SMC with the assistance of an external valuation specialist and recorded a $27.5 million impairment charge during the first quarter of 2002 for an other than temporary decline in the estimated fair value of its investment in SMC. This charge reduced the Company's carrying amount of its investment in SMC to zero.

Note 4 - Inventories

                                                                                  June 30,            December 31,
                                                                                    2002                  2001
                                                                              ------------------    ------------------
                                                                                          (In thousands)

Raw materials                                                                 $        53,790       $        43,863
Work-in-process                                                                        88,566                94,709
Finished products                                                                      65,711                54,074
Supplies                                                                               14,239                13,476
                                                                              ------------------    ------------------
                                                                                      222,306               206,122
Less adjustment of certain inventories to LIFO basis                                   24,590                21,070
                                                                              ------------------    ------------------

                                                                              $       197,716       $       185,052
                                                                              ==================    ==================

Note 5 - Goodwill and intangible assets

     The Company's goodwill, arising from business combinations accounted for under the purchase method, is stated net of accumulated amortization recorded through December 31, 2001. On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized on a periodic basis, but instead is subject to a two-step impairment test to be performed on at least an annual basis. The change in net goodwill during the first half of 2002 is due to currency translation effects.

     In order to test for impairment, SFAS No. 142 requires the Company to identify its reporting units and determine the carrying amount of each reporting unit by assigning its assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company has determined that it operates one reporting unit, as that term is defined by SFAS No. 142, consisting of the Company in total. The first step of the impairment test requires the Company to determine the fair value of its reporting unit and compare it to that reporting unit's carrying amount. To the extent that the carrying amount of the Company's reporting unit exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the impairment test. The Company has completed the first step of its transitional impairment test, which indicates that an impairment of its recorded goodwill may exist. The Company is currently performing the second step of its transitional impairment test, which requires the Company to compare the implied fair value of its reporting unit's goodwill with the carrying amount of that goodwill. If the goodwill's carrying amount exceeds its implied fair value, an impairment loss will be recognized in an amount equal to that excess. The Company currently estimates it is likely that the entire amount of the Company's goodwill balance (approximately $45 million at June 30, 2002) may be deemed impaired. Any such transitional impairment will be recognized as a cumulative effect of a change in accounting principle no later than December 31, 2002, as provided by the transition requirements of SFAS No. 142.

     As shown in the following table, the Company would have reported a net income of $30.4 million and $27.6 million or $.88 and $.87 per diluted share for the three and six months ended June 30, 2001, respectively, if the goodwill amortization included in the Company's reported net income had not been recognized.

                                                           Three months ended                  Six months ended
                                                                June 30,                           June 30,
                                                     -------------------------------    -------------------------------
                                                         2002             2001              2002             2001
                                                     -------------    --------------    --------------   --------------
                                                                    (In thousands except per share data)



Net (loss) income as reported                        $    (12,345)    $     29,552      $    (48,427)    $     25,936
Adjustments for:
  Goodwill amortization                                         -            1,148                 -            2,305
  Tax provision on amortization                                 -             (307)                -             (615)
                                                     -------------    --------------    --------------   --------------

     Adjusted net (loss) income                      $    (12,345)    $     30,393      $    (48,427)    $     27,626
                                                     =============    ==============    ==============   ==============

Net (loss) income per basic share as reported        $       (.39)    $        .94      $      (1.53)    $        .82
Adjustments for:
   Goodwill amortization                                         -             .04                 -              .07
   Tax provision on amortization                                 -            (.01)                -             (.02)
                                                     -------------    --------------    --------------   --------------

     Adjusted net (loss) income per basic share      $       (.39)    $        .97      $      (1.53)     $       .87
                                                     =============    ==============    ==============   ==============

Net (loss) income per diluted share as reported      $       (.39)    $        .86      $      (1.53)     $       .82
Adjustments for:
   Goodwill amortization                                         -             .03                 -              .07
   Tax provision on amortization                                 -            (.01)                -             (.02)
                                                     -------------    --------------    --------------   --------------

     Adjusted net (loss) income per diluted share    $       (.39)    $        .88      $      (1.53)     $       .87
                                                     =============    ==============    ==============   ==============

     As required by SFAS No. 142, the Company has evaluated the remaining useful lives of its intangible assets with definite lives, comprised of patents and covenants not to compete. Based on this evaluation, the Company's patents and covenants not to compete will continue to be amortized over their weighted average remaining amortization periods of 3.75 and .75 years, respectively. The carrying amount and accumulated amortization of the Company's intangible assets are as follows:

                                                           June 30, 2002                     December 31, 2001
                                                 ----------------------------------    -------------------------------
                                                   Carrying          Accumulated        Carrying         Accumulated
                                                    Amount           Amortization        Amount         Amortization
                                                 -------------    -----------------    ------------     --------------
                                                                            (In thousands)
Intangible assets:
  Definite lives, subject to amortization:
     Patents                                     $    13,625      $       8,456        $   13,405       $      7,606
     Covenants not to compete                          8,720              8,162             8,353              7,514
   Other intangible asset - pension asset(1)           3,198                  -             3,198                  -
                                                 -------------    -----------------    ------------     --------------

                                                 $    25,543      $      16,618        $   24,956       $     15,120
                                                 =============    =================    ============     ==============

(1)  Not covered by the scope of SFAS No. 142.

     For the three and six months ended June 30, 2002, the Company's amortization expense relating to its intangible assets was $.5 million and $1.0 million, respectively. The estimated aggregate annual amortization expense for the Company's patents and covenants not to compete for the next five fiscal years is summarized in the table below.

                                                                                            Estimated annual
                                                                                          amortization expense
                                                                                    ----------------------------------
                                                                                             (In thousands)
Year ending December 31,
  2002                                                                                            $ 2,062
  2003                                                                                            $ 1,560
  2004                                                                                            $ 1,392
  2005                                                                                            $   947
  2006                                                                                            $   677

Note 6 - Property and equipment

                                                                                  June 30,            December 31,
                                                                                    2002                  2001
                                                                              ------------------    ------------------
                                                                                          (In thousands)

Land                                                                          $         6,176       $         6,138
Buildings                                                                              37,296                36,574
Information technology systems                                                         56,948                55,112
Manufacturing and other                                                               310,620               300,315
Construction in progress                                                                7,755                11,631
                                                                              ------------------    ------------------
                                                                                      418,795               409,770
Less accumulated depreciation                                                         153,426               134,462
                                                                              ------------------    ------------------

                                                                              $       265,369       $       275,308
                                                                              ==================    ==================


Note 7 - Other noncurrent assets

                                                                                  June 30,            December 31,
                                                                                    2002                  2001
                                                                              ------------------    ------------------
                                                                                          (In thousands)

Deferred financing costs                                                      $         7,164       $         8,212
Notes receivable from officers                                                            163                   163
Prepaid pension cost                                                                    4,513                 4,006
Refundable income taxes                                                                 1,009                     -
Other                                                                                     609                   720
                                                                              ------------------    ------------------

                                                                              $        13,458       $        13,101
                                                                              ==================    ==================




Note 8 - Accrued liabilities

                                                                                  June 30,            December 31,
                                                                                    2002                  2001
                                                                              ------------------    ------------------
                                                                                          (In thousands)

OPEB cost                                                                     $         4,485       $         2,969
Pension cost                                                                            1,056                   555
Incentive compensation                                                                  3,111                 6,077
Other employee benefits                                                                13,702                14,616
Deferred income                                                                           854                   325
Environmental costs                                                                       537                   654
Restructuring costs                                                                        80                   198
Tungsten costs                                                                          2,701                 2,743
Taxes, other than income                                                                4,559                 4,867
Dividends on Convertible Preferred Securities                                           1,111                 1,111
Other                                                                                  10,744                 7,684
                                                                              ------------------    ------------------

                                                                              $        42,940       $        41,799
                                                                              ==================    ==================

     Accrued restructuring costs of $.1 million at June 30, 2002 consist of unpaid personnel severance and benefits for terminated employees relating to the Company's restructuring plans implemented during 1999 and 2000. During the six months ended June 30, 2002, the Company applied payments of $.1 million against the accrued costs related to the restructuring plans. During the six months ended June 30, 2001, the Company applied payments of $.4 million against the accrued costs related to the restructuring plans and recorded income of $.2 million related to revisions to estimates of previously established restructuring accruals.

Note 9 - Customer advance payments


     As of June 30, 2002, approximately $23.5 million of the customer advance liability was related to the Company's long-term-agreement ("LTA") with The Boeing Company ("Boeing"). In April 2001, the Company reached a settlement of the litigation between TIMET and Boeing related to the parties' LTA entered into in 1997. Under the terms of the LTA, in years 2002 through 2007, Boeing advances TIMET $28.5 million annually less $3.80 per pound of titanium product purchased by Boeing subcontractors during the preceding year.


     Effectively, the Company collects $3.80 less from Boeing than the LTA selling price for each pound of titanium product sold directly to Boeing and reduces the related customer advance liability recorded by the Company. For titanium products sold to Boeing subcontractors, the Company collects the full LTA selling price, but gives Boeing credit by reducing the next year's annual advance by $3.80 per pound of titanium product sold to Boeing subcontractors. The Boeing customer advance liability is also reduced as take-or-pay benefits are earned, as described in Note 12.



Note 10 - Notes payable, long-term debt and capital lease obligations

                                                                                  June 30,            December 31,
                                                                                    2002                  2001
                                                                              ------------------    ------------------
                                                                                          (In thousands)
Notes payable:
  U.S. credit agreement                                                       $         9,056       $            30
  European credit agreements                                                            1,676                 1,492
                                                                              ------------------    ------------------

                                                                              $        10,732       $         1,522
                                                                              ==================    ==================
Long-term debt:
  Bank credit agreement - U.K.                                                $         9,571       $        10,712
  Other                                                                                    95                   172
                                                                              ------------------    ------------------
                                                                                        9,666                10,884
  Less current maturities                                                                  95                   172
                                                                              ------------------    ------------------

                                                                              $         9,571       $        10,712
                                                                              ==================    ==================

Capital lease obligations                                                     $         9,769       $         8,938
  Less current maturities                                                                 608                   340
                                                                              ------------------    ------------------

                                                                              $         9,161       $         8,598
                                                                              ==================    ==================

     Borrowings under the Company's U.S. asset-based revolving credit agreement are limited to the lesser of $125 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). This facility requires the Company's U.S. daily cash receipts to be used to reduce outstanding borrowings, which may then be reborrowed, subject to the terms of the agreement. Interest generally accrues at rates that vary from LIBOR plus 2% to LIBOR plus 2.5%. Borrowings are collateralized by substantially all of the Company's U.S. assets. The credit agreement prohibits the payment of dividends on TIMET's Convertible Preferred Securities if "excess availability", as defined, is less than $25 million, limits additional indebtedness, prohibits the payment of dividends on the Company's common stock if excess availability is less than $40 million, requires compliance with certain financial covenants and contains other covenants customary in lending transactions of this type. Excess availability is defined as borrowing availability less certain contractual commitments such as letters of credit. At June 30, 2002, excess availability was approximately $90 million.

     The Company's U.S. credit agreement allows the lender to modify the borrowing base formulas at its discretion, subject to certain conditions. During the second quarter of 2002, the Company's lender elected to exercise such discretion and modified the Company's borrowing base formulas, which reduced the amount that the Company can borrow against its inventory and equipment by approximately $7 million. In the event the lender exercises such discretion in the future, such event could have a material adverse impact on the Company's liquidity. Borrowings outstanding under this U.S. facility are classified as a current liability. Unused borrowing availability under this agreement at June 30, 2002 was approximately $93 million. The credit agreement expires in February 2003. The Company is currently negotiating with its lender to extend the maturity date of this agreement on substantially similar terms; however, no assurance can be given that an agreement to extend this facility will be achieved.

     The Company's subsidiary, TIMET UK, has a credit agreement that provides for borrowings limited to the lesser of (pound)30 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). The credit agreement includes a revolving and term loan facility and an overdraft facility (the "U.K. facilities"). Borrowings under the U.K. facilities can be in various currencies including U.S. dollars, British pounds and euros, accrue interest at rates that vary from LIBOR plus 1% to LIBOR plus 1.25% and are collateralized by substantially all of TIMET UK's assets. The U.K. facilities require the maintenance of certain financial ratios and amounts and other covenants customary in lending transactions of this type. The U.K. overdraft facility is subject to annual review in February of each year and was extended for one year in February 2002. The U.K. facilities expire in February 2005. As of June 30, 2002, the outstanding balance of the U.K. facilities was approximately $10 million with unused borrowing availability of approximately $32 million.

     The Company also has overdraft and other credit facilities at certain of its other European subsidiaries. These facilities accrue interest at various rates and are payable on demand. Unused borrowing availability as of June 30, 2002 under these facilities was approximately $14 million.

     The weighted average interest rate on borrowings outstanding under the U.S., U.K. and other European credit agreements for the six months ended June 30, 2002 was 5.25%, 5.56% and 4.29%, respectively.

Note 11 - Minority interest

     During the second quarter of 2002, TIMET Savoie, S.A. ("TIMET Savoie"), the Company's 70% owned consolidated French subsidiary, paid a dividend, of which $1.1 million was paid to Compagnie Europeene du Zirconium-CEZUS, the 30% minority owner in TIMET Savoie.

Note 12 - Other income and other expense

                                                          Three months ended                  Six months ended
                                                               June 30,                           June 30,
                                                    -------------------------------    -------------------------------
                                                        2002             2001              2002              2001
                                                    --------------   --------------    --------------    -------------
                                                                             (In thousands)
Other income:
  Dividends and interest income                     $         24     $      2,017      $         93      $      3,530
  Boeing settlement, net of legal fees                         -           73,000                 -            73,000
  Boeing take-or-pay                                       2,156                -             2,156                 -
  Foreign exchange (loss) gain                              (226)             305              (342)              438
  Restructuring credit                                         -                -                 -               220
  Other                                                       97               57               214               647
                                                    --------------   --------------    --------------    -------------

                                                    $      2,051     $     75,379      $      2,121      $     77,835
                                                    ==============   ==============    ==============    =============

Other expense:
  Impairment of investment in SMC (Note 3)          $          -     $          -      $     27,500      $          -
  Other                                                      121                -               769                 -
                                                    --------------   --------------    --------------    -------------

                                                    $        121     $          -      $     28,269      $          -
                                                    ==============   ==============    ==============    =============


     Pursuant to the Boeing settlement, the Company received a cash payment of $82 million. The Company's 2001 results reflect approximately $73 million (cash settlement less legal fees) as other operating income.

     The terms of the amended Boeing LTA allow Boeing to purchase up to 7.5 million pounds of titanium product annually from TIMET through 2007, but limit TIMET's maximum quarterly volume obligation to 3.0 million pounds. The LTA is structured as a take-or-pay agreement such that, beginning in calendar year 2002, Boeing forfeits $3.80 per pound of its advance payment in the event that its orders for delivery are less than 7.5 million pounds in any given calendar year. The Company recognizes income to the extent Boeing's year-to-date orders for delivery plus TIMET's maximum quarterly volume obligations for the remainder of the year total less than 7.5 million pounds. This income is recognized as other operating income and is not included in net sales or gross margin. Based on actual purchases of approximately .9 million pounds through June 30, 2002 and the Company's contractual maximum volume obligation of 6.0 million pounds for the remainder of the year, the Company recognized $2.2 million of income in the second quarter of 2002 related to the take-or-pay provisions for the .6 million pounds of material that the Company is no longer obligated to provide under the LTA in 2002. Recognition of the take-or-pay income reduces the Boeing customer advance liability as described in Note 9.

Note 13 - Income taxes

                                                                                     Six months ended June 30,
                                                                              ----------------------------------------
                                                                                    2002                  2001
                                                                              ------------------    ------------------
                                                                                          (In thousands)

Expected income tax (benefit) expense, at 35%                                 $       (14,544)      $        16,879
Non-U.S. tax rates                                                                        658                   277
U.S. state income taxes, net                                                              162                   662
Dividends received deduction                                                                -                  (632)
Effect of change in tax law                                                            (1,797)                    -
Adjustment of deferred tax valuation allowance                                         14,767                   (39)
Other, net                                                                                (85)                 (184)
                                                                              ------------------    ------------------

                                                                              $          (839)      $        16,963
                                                                              ==================    ==================

     During the first quarter of 2002, the Job Creation and Worker Assistance Act of 2002 (the "Act") was signed into law. The Company benefits from certain provisions of the Act, which liberalized certain net operating loss ("NOL") and alternative minimum tax ("AMT") restrictions. Prior to the law change, NOLs could be carried back two years and forward 20 years. The Act increases the carryback period for losses generated in 2001 and 2002 to five years with no change to the carryforward period. In addition, losses generated in 2001 and 2002 can be carried back and offset against 100% of a taxpayer's alternative minimum taxable income ("AMTI"). Prior to the law change, an NOL could offset no more than 90% of a taxpayer's AMTI. The suspension of the 90% limitation is also applicable to NOLs carried forward into 2001 and 2002. Based on these changes, the Company recognized $1.8 million of refundable U.S. income taxes during the first quarter of 2002.

     At June 30, 2002, the Company had, for U.S. federal income tax purposes, NOL carryforwards of approximately $90 million that expire between 2020 and 2022. At June 30, 2002, the Company had AMT credit carryforwards of approximately $4 million, which can be utilized to offset regular income taxes payable in future years. The AMT credit carryforward has an indefinite carryforward period. At June 30, 2002, the Company had the equivalent of an $11 million NOL carryforward in the United Kingdom and a $2 million NOL carryforward in Germany, both of which have indefinite carryforward periods.

Note 14 - Commitments and contingencies

     For additional information concerning certain legal proceedings and contingencies related to the Company, see (i) Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, (ii)
Part II, Item 1 - Legal  Proceedings  and (iii) the 2001  Annual  Report on Form
10K.


     Long-term agreements. The Company has LTAs with certain major aerospace customers, including, but not limited to, Boeing, Rolls-Royce plc, United Technologies Corporation (Pratt & Whitney and related companies) and Wyman-Gordon Company (a unit of Precision Castparts Corporation). These agreements initially became effective in 1998 and 1999 and expire in 2007 through 2008, subject to certain conditions. The LTAs generally provide for (i) minimum market shares of the customers' titanium requirements or firm annual volume commitments and (ii) fixed or formula-determined prices generally for at least the first five years. Generally, the LTAs require the Company's service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types. In certain events of nonperformance by the Company, the LTAs may be terminated early.
Additionally, under a group of related LTAs (which group represents approximately 15% of the Company's 2001 sales revenue), which currently have fixed prices that convert to formula-derived prices in 2004, the customer may terminate the agreement as of the end of 2003 if the effect of the initiation of formula-derived pricing would cause such customer "material harm." If any of such agreements were to be terminated by the customer on this basis, it is possible that some portion of the business represented by that LTA would continue on a non-LTA basis. However, the termination of one or more of such agreements by the customer in such circumstances could result in a material and adverse effect on the Company's business, results of operations, consolidated financial condition or liquidity.

     Environmental matters. In 1999, TIMET and certain other companies (the "Steering Committee Companies") that currently have or formerly had operations within a Henderson, Nevada industrial complex (the "BMI Complex") entered into a series of agreements with BMI and certain related companies pursuant to which, among other things, BMI assumed responsibility for the conduct of soils remediation activities on the properties described, including the responsibility to complete all outstanding requirements pertaining to such activities under existing consent agreements with the Nevada Division of Environmental Protection. The Company contributed $2.8 million to the cost of this remediation (which payment was charged against accrued liabilities). The Company also agreed to convey to BMI, at no additional cost, certain lands owned by the Company adjacent to its plant site (the "TIMET Pond Property") upon payment by BMI of the cost to design, purchase, and install the technology and equipment necessary to allow the Company to stop discharging liquid and solid effluents and co-products onto the TIMET Pond Property (BMI will pay 100% of the first $15.9 million cost for this project, and TIMET agreed to contribute 50% of the cost in excess of $15.9 million, up to a maximum payment by TIMET of $2 million). The
Company, BMI and the other Steering Committee Companies are continuing investigation with respect to certain additional issues associated with the properties described above, including any possible groundwater issues at the BMI Complex and the TIMET Pond Property.

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

     At June 30, 2002, the Company had accrued an aggregate of $3.8 million for environmental matters, including those discussed above. The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

     Legal proceedings. In September 2000, the Company was named in an action filed by the U.S. Equal Employment Opportunity Commission in Federal District Court in Las Vegas, Nevada (U.S. Equal Employment Opportunity Commission v. Titanium Metals Corporation, CV-S-00-1172DWH-RJJ). The complaint, as amended, alleges that several female employees at the Company's Henderson, Nevada plant were the subject of sexual harassment and retaliation. The Company intends to vigorously defend this action, and no estimate of a possible loss is determinable at this time, but in any event the Company does not presently anticipate that any adverse outcome in this case would be material to its results of operations, consolidated financial position or liquidity.

     Other. In March 2001, the Company was notified by one of its customers that a product the customer manufactured from standard grade titanium produced by the Company contained what has been confirmed to be a tungsten inclusion. At the present time, the Company is aware of six standard grade ingots that have been demonstrated to contain tungsten inclusions. Based upon the Company's assessment of possible losses, TIMET recorded an aggregate charge to cost of sales for this matter of $3.3 million during 2001 (of which $2.8 million was recorded in the second quarter of 2001). During 2001, the Company charged $.3 million against this accrual to write down its remaining on-hand inventory and made $.3 million in settlement payments, resulting in a $2.7 million accrual as of December 31, 2001 for potential future claims. During 2002, the Company has made settlement payments aggregating $.2 million. Additionally, the Company has revised its estimate of the most likely amount of loss to be incurred, resulting in a charge of $.2 million to cost of sales in the second quarter of 2002. As of June 30, 2002, $2.7 million is accrued for pending and potential future claims. This amount represents the Company's best estimate of the most likely amount of loss to be incurred. This amount does not represent the maximum possible loss, which is not possible for the Company to estimate at this time, and may be periodically revised in the future as more facts become known. As of June 30, 2002, the Company has received claims aggregating approximately $5 million and has made settlement payments aggregating $.5 million. Pending claims are being investigated and negotiated. The Company believes that certain claims are without merit or can be settled for less than the amount of the original claim. There is no assurance that all potential claims have yet been submitted to the Company. The Company has filed suit seeking full recovery from its silicon supplier for any liability the Company might incur, although no assurances can be given that the Company will ultimately be able to recover all or any portion of such amounts. The Company has not recorded any recoveries related to this matter as of June 30, 2002.

     As a consequence of uncertainties surrounding both the titanium and commercial aerospace industries and broader economic conditions, the Company believes assessments of long-lived asset recoverability, as required under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that may result in charges for asset impairments could occur in the balance of 2002. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment, may not be recoverable, the Company prepares an evaluation comparing the carrying amount of the assets to the undiscounted expected future cash flows of the assets or asset group. If this comparison indicates that the carrying amount is not recoverable, the amount of the impairment would typically be calculated using discounted expected future cash flows or appraised values. All relevant factors are considered in determining whether an impairment exists and charges for asset impairments, if any, are recorded when reasonably estimable. Such potential future charges, if any, could be material.


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

Note 15 - Earnings (loss) per share

     Basic earnings (loss) per share is based on the weighted average number of unrestricted common shares outstanding during each period. Diluted earnings
(loss) per share reflect the dilutive effect of common stock options, restricted stock and the assumed conversion of the Convertible Preferred Securities, if applicable. The assumed conversion of the Convertible Preferred Securities was omitted from the diluted earnings (loss) per share calculation for the three and six months ended June 30, 2002 and for the six months ended June 30, 2001 because the effect was antidilutive. Had the Convertible Preferred Securities not been antidilutive, diluted losses would have been decreased by $3.3 million and $6.7 million for the three and six months ended June 30, 2002, respectively and by $4.7 million for the six months ended June 30, 2001. Diluted average shares outstanding would have been increased by 5.4 million shares for each of these three periods. Stock options and restricted shares omitted from the calculation because they were antidilutive approximated 1.8 million for the three and six months ended June 30, 2002. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below.

                                                          Three months ended                  Six months ended
                                                               June 30,                           June 30,
                                                    -------------------------------    -------------------------------
                                                        2002              2001             2002              2001
                                                    --------------    -------------    --------------    -------------
                                                            (In thousands)                     (In thousands)
Numerator:
   Net (loss) income                                $    (12,345)     $     29,552     $   (48,427)      $     25,936
   Minority interest - Convertible
     Preferred Securities                                      -             2,493               -                  -
                                                    --------------    -------------    --------------    -------------
   Diluted net (loss) income                        $    (12,345)     $     32,045     $   (48,427)      $     25,936
                                                    ==============    =============    ==============    =============

Denominator:
   Average common shares outstanding                      31,603            31,504          31,582             31,460
   Average dilutive stock options and
     restricted shares                                         -               299               -                295
   Convertible Preferred Securities                            -             5,390               -                  -
                                                    --------------    -------------    --------------    -------------

   Diluted shares                                         31,603            37,193          31,582             31,755
                                                    ==============    =============    ==============    =============



Note 16 - Accounting principles not yet adopted

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

     The Company will adopt SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, no later than January 1, 2003 for exit or disposal activities initiated on or after the date of adoption. Under SFAS No. 146, costs associated with exit activities, as defined, that are covered by the scope of SFAS No. 146 are recognized and measured initially at fair value, generally in the period in which the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Costs covered by the scope of SFAS No. 146 include termination benefits provided to employees, costs to consolidate facilities or relocate employees, and costs to terminate contracts (other than a capital lease). The Company is currently unable to determine the effect, if any, of adopting this standard.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table summarizes certain components of the Company's results for the three and six month periods ended June 30, 2002 and 2001. The discussion that follows regarding the Company's results frequently refers to segment information that is presented in Note 2 to the Consolidated Financial Statements and should be read in conjunction with that information. Average selling prices per kilogram, as reported by the Company, reflect the net effects of changes in selling prices, currency exchange rates, customer and product mix. Accordingly, average selling prices are not necessarily indicative of any one factor. In the following discussion, the Company has attempted to adjust for the effect of currency fluctuations and changes in mix when referring to the percentage change in selling prices from period to period.

                                                         Three months ended                   Six months ended
                                                              June 30,                            June 30,
                                                   --------------------------------    -------------------------------
                                                       2002              2001              2002             2001
                                                   --------------    --------------    -------------- - --------------
                                                          ($ in thousands)                    ($ in thousands)

Net sales                                          $   94,295        $    120,035      $    198,735     $     244,043
Gross margin                                            1,424              (3,479)            6,532             3,783
Gross margin, excluding special items                   1,424              10,120             6,532            18,382
Operating (loss) income                                (7,009)             48,610           (11,724)           46,794
Operating (loss) income, excluding
   restructuring and special items                     (7,009)               (452)          (11,724)           (1,488)

Percent of net sales:
   Gross margin                                            2%                 -3%                 3%               2%
   Gross margin, excluding special items                   2%                  8%                 3%               8%

Percent change in:
     Mill product sales volume                            -30                                   -23
     Mill product selling prices (1)                       +4                                    +4
     Melted product sales volume                          -40                                   -39
     Melted product selling prices (1)                     +3                                    +5

--------------------------------------------------------------------------------

(1) Change expressed in U.S. dollars and mix adjusted.

     Second quarter of 2002 compared to second quarter of 2001. Sales of $94.3 million in the second quarter of 2002 were 21% lower than the year-ago period due principally to the net effects of a 30% decrease in mill product volume and a 40% decrease in melted product volume, partially offset by 4% and 3% increases in mill and melted product selling prices, respectively (mill product selling prices expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods) and changes in customer and product mix. In billing currencies (which exclude the effects of foreign currency translation), mill product selling prices also increased 4%.

     Gross margin (net sales less cost of sales) was 2% of sales for the second quarter of 2002 compared to negative 3% in the year-ago period, reflecting the net effect of a decrease in sales volumes, slightly higher selling prices, lower operating rates at certain facilities (estimated capacity utilization declined from approximately 75% to 55%), changes in customer and product mix and the effect of special items. Gross margin for the second quarter of 2001 was adversely impacted by $10.8 million of equipment impairment charges and $2.8 million of estimated costs related to the tungsten matter discussed below. Gross margin excluding special items was 8% of sales for the second quarter of 2001. The 2001 period was also adversely impacted by goodwill amortization of $1.1 million. As required by SFAS No. 142, and effective January 1, 2002, the Company no longer amortizes its goodwill on a periodic basis. See Note 5 to the Consolidated Financial Statements.

     In March 2001, the Company was notified by one of its customers that a product the customer manufactured from standard grade titanium produced by the Company contained what has been confirmed to be a tungsten inclusion. At the present time, the Company is aware of six standard grade ingots that have been demonstrated to contain tungsten inclusions. Based upon the Company's assessment of possible losses, TIMET recorded an aggregate charge to cost of sales for this matter of $3.3 million during 2001 (of which $2.8 million was recorded in the second quarter of 2001). During 2001, the Company charged $.3 million against this accrual to write down its remaining on-hand inventory and made $.3 million in settlement payments, resulting in a $2.7 million accrual as of December 31, 2001 for potential future claims. During 2002, the Company has made settlement payments aggregating $.2 million. Additionally, the Company has revised its estimate of the most likely amount of loss to be incurred, resulting in a charge of $.2 million to cost of sales in the second quarter of 2002. As of June 30, 2002, $2.7 million is accrued for pending and potential future claims. This amount represents the Company's best estimate of the most likely amount of loss to be incurred. This amount does not represent the maximum possible loss, which is not possible for the Company to estimate at this time, and may be periodically revised in the future as more facts become known. As of June 30, 2002 the Company has received claims aggregating approximately $5 million and has made settlement payments aggregating $.5 million. Pending claims are being investigated and negotiated. The Company believes that certain claims are without merit or can be settled for less than the amount of the original claim. There is no assurance that all potential claims have yet been submitted to the Company. The Company has filed suit seeking full recovery from its silicon supplier for any liability the Company might incur, although no assurances can be given that the Company will ultimately be able to recover all or any portion of such amounts. The Company has not recorded any recoveries related to this matter as of June 30, 2002.

     During the second quarter of 2001, the Company determined that an impairment of the carrying amount of certain long-lived assets located at its Millbury, Massachusetts facility had occurred. Accordingly, the Company recorded a $10.8 million pretax impairment charge to cost of sales in the second quarter of 2001, representing the difference between the assets' previous carrying amount and their estimated fair values, based on a third-party appraisal.

     Selling, general, administrative and development expenses during the second quarter of 2002 increased by approximately 5% from year-ago levels (excluding $10.3 million of incentive compensation related to the Boeing settlement in the 2001 period), principally as a result of increases to the Company's allowance for doubtful accounts and higher selling and marketing costs relating to the Company's automotive division.

     Equity in earnings of joint ventures during the second quarter of 2002 was $.6 million higher than the year-ago period principally due to an increase in earnings of VALTIMET, the Company's minority-owned welded tube joint venture.

     Other income (expense), net during the second quarter of 2002 was $70.9 million lower than the year-ago period principally due to the recognition of $73.0 million of income in the 2001 period related to a settlement of the litigation between TIMET and Boeing related to the parties' LTA entered into in 1997. The terms of the amended Boeing LTA allow Boeing to purchase up to 7.5 million pounds of titanium product annually from TIMET through 2007 but limit TIMET's maximum quarterly volume obligation to 3.0 million pounds. The Company recognizes income to the extent Boeing's year-to-date orders for delivery plus TIMET's maximum quarterly volume obligations for the remainder of the year total less than 7.5 million pounds. This income is recognized as other operating income and is not included in net sales or gross margin. Based on actual purchases of approximately .9 million pounds through June 30, 2002 and the Company's contractual maximum volume obligation of 6.0 million pounds for the remainder of the year, the Company recognized $2.2 million of other income in the second quarter of 2002 related to the take-or-pay provisions for the .6 million pounds of material that the Company is no longer obligated to provide under the LTA in 2002.

     First six months of 2002 compared to first six months of 2001. Sales of $198.7 million for the six months ended June 30, 2002 were 19% lower than the year-ago period due principally to the net effects of a 23% decrease in mill product volume and a 39% decrease in melted product volume, partially offset by 4% and 5% increases in mill and melted product selling prices, respectively (mill product selling prices expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods) and changes in customer and product mix. In billing currencies (which exclude the effects of foreign currency translation), mill product prices also increased 4%.

     Gross margin was 3% of sales for the six months ended June 30, 2002 compared to 2% in the year-ago period, principally reflecting the net effect of a decrease in sales volume, slightly higher selling prices, lower operating rates at certain facilities (estimated capacity utilization declined from approximately 70% to 60%), changes in customer and product mix and the effect of special items. Gross margin for the six months ended June 30, 2001 was adversely impacted by $10.8 million of equipment impairment charges and $3.8 million of estimated costs related to the tungsten matter described above. Gross margin excluding special items was 8% of sales for the six months ended June 30, 2001. The 2001 period was also adversely impacted by goodwill amortization of $2.3 million. As required by SFAS No. 142, effective January 1, 2002, the Company no longer amortizes its goodwill on a periodic basis. See Note 5 to the Consolidated Financial Statements.

     Selling, general, administrative and development expenses for the six months ended June 30, 2002 increased by approximately 1% from year-ago levels (excluding $10.3 million of incentive compensation related to the Boeing settlement in the 2001 period), principally as a result of higher selling and marketing costs relating to the Company's automotive division, partially offset by lower personnel-related costs.

     Equity in earnings of joint ventures during the six months ended June 30, 2002 was $.2 million higher than the year ago period principally due to an increase in earnings of VALTIMET.

     Other income (expense), net during the six months ended June 30, 2002 was $71.6 million lower than the year-ago period principally due to the recognition of $73.0 million of income in the 2001 period related to a settlement of the previously discussed litigation between TIMET and Boeing and the $2.2 million of other operating income recognized in the second quarter of 2002 related to the Boeing take-or-pay agreement.

     General corporate income (expense). General corporate income (expense) for the three and six months ended June 30, 2001 includes interest income and dividend income on $80 million of non-voting preferred securities of Special Metals Corporation ("SMC"), which accrued at an annual rate of 6.625%. No interest income or dividend income relating to these securities was recognized during the three and six months ended June 30, 2002. On March 27, 2002, SMC and its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Company undertook an assessment of its investment in SMC with the assistance of an external valuation specialist and recorded a $27.5 million impairment charge during the first quarter of 2002 for an other than temporary decline in the estimated fair value of its investment in SMC. This charge reduced the Company's carrying amount of its investment in SMC to zero. See Note 3 to the Consolidated Financial Statements.

     Interest expense. Interest expense during the three and six months ended June 30, 2002 was lower than in the comparable periods in 2001, primarily due to lower average debt levels and lower interest rates during the 2002 period.

     Income taxes. During the first quarter of 2002, the Job Creation and Worker Assistance Act of 2002 (the "Act") was signed into law. The Company benefits from certain provisions of the Act, which liberalized certain net operating loss ("NOL") and alternative minimum tax restrictions. Prior to the law change, NOLs could be carried back two years and forward 20 years. The Act increases the carryback period for losses generated in 2001 and 2002 to five years with no change to the carryforward period. In addition, losses generated in 2001 and 2002 can be carried back and offset against 100% of a taxpayer's alternative minimum taxable income ("AMTI"). Prior to the law change, an NOL could offset no more than 90% of a taxpayer's AMTI. The suspension of the 90% limitation is also applicable to NOLs carried forward into 2001 and 2002. Based on these changes, the Company recognized $1.8 million of refundable U.S. income taxes during the first quarter of 2002.

     The Company operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income can impact the Company's overall effective tax rate. The Company's income tax rate approximated the U.S. statutory rate during the second quarter 2001. For the three and six months ended June 30, 2002, the Company's income tax rate varied from the U.S. statutory rate primarily due to an increase in the deferred tax valuation allowance related to the Company's tax attributes that did not meet the "more-likely-than-not" recognition criteria during that period. See Note 13 to the Consolidated Financial Statements.

     Minority interest. Dividend expense related to the Company's 6.625% Convertible Preferred Securities approximates $3.3 million per quarter and is reported as minority interest. For the three and six months ended June 30, 2001, this expense was recorded net of allocable income taxes; however, as a result of the Company's decision to increase its deferred tax valuation allowance, this expense was reported pre-tax for the three and six months ended June 30, 2002. In addition, in the second quarter of 2001 the Company recorded an additional $.5 million of pretax dividend expense related to dividends in arrears. Other minority interest relates primarily to the 30% interest in TIMET Savoie, SA held by Compagnie Europeene du Zirconium-CEZUS, S.A. ("CEZUS").

     Supplemental   information.   Approximately  43%  of  the  Company's  sales
originated in Europe for the six months ended June 30, 2002, of which approximately 60% were denominated in currencies other than the U.S. dollar, principally the British pound and the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for the Company's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of the Company's European subsidiaries are those of their respective countries; thus, the U.S. dollar value of these subsidiaries' sales and costs denominated in currencies other than their functional currency, including sales and costs denominated in U.S. dollars, are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of the Company's European operations may be in U.S. dollars or in functional currencies. The Company's export sales from the U.S. are denominated in U.S. dollars and as such are not subject to currency exchange rate fluctuations.

     The Company does not use currency contracts to hedge its currency exposures. At June 30, 2002, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $40 million and $38 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable, accounts payable and borrowings.

     In July 2002, the Company successfully negotiated a new three-year labor agreement with its labor unions at its Toronto, Ohio facility.

     Outlook. The Outlook section contains a number of forward-looking statements, all of which are based on current expectations, and exclude the potential effect of special and other charges related to restructurings, asset impairments, valuation allowances, changes in accounting principles and similar items, unless otherwise noted. Undue reliance should not be placed on forward-looking statements. Actual results may differ materially. See Notes 1, 5, 12, 14 and 16 to the Consolidated Financial Statements regarding commitments, contingencies, legal, environmental and other matters, which may materially affect the Company's future business, results of operations, consolidated financial position and liquidity.

     The economic slowdown that began during 2001 in the economies of the U.S. and other regions of the world combined with the events of September 11, 2001 have resulted in the major commercial airframe and jet engine manufacturers substantially reducing their forecast of future engine and aircraft deliveries and their production levels in 2002. The Company expects that aggregate industry mill product shipments will decrease in 2002 by approximately 18%, from its revised estimate of 55,000 metric tons in 2001 to an estimated 45,000 metric tons, and that demand for mill products for the commercial aerospace sector could decline by up to 40% in 2002, primarily due to a combination of reduced aircraft production rates and excess inventory accumulated throughout the aerospace supply chain. Excess inventory accumulation typically leads to order demand for titanium products falling below actual consumption.

     The Company believes that demand for titanium is likely to recover more gradually than it previously anticipated based on recent projections of large commercial aircraft deliveries by The Airline Monitor. The Airline Monitor's latest forecast for deliveries of large commercial aircraft is for 675 in 2002, 595 in 2003, 525 in 2004, 495 in 2005, 565 in 2006 and 685 in 2007. Although
these projections are somewhat higher in 2002 through 2004, they are down 13% to 17% from The Airline Monitor's previous forecast for 2005 through 2007. The demand for titanium generally precedes aircraft deliveries by about one year and can be significantly affected by both excess inventory accumulation and its subsequent absorption. Based on The Airline Monitor's current forecast and the Company's projected changes in supply chain inventory levels, the Company anticipates a cyclical trough in titanium demand may occur in 2003 with a gradual recovery beginning thereafter. Adverse world events, including terrorist activities and conflicts in the Middle East, the financial health of airlines and economic growth in the U.S. and other regions of the world, could significantly and adversely affect the timing of the commercial aerospace recovery.

     The Company's backlog of unfilled orders was approximately $145 million at June 2002, compared to $175 million at March 2002 and $300 million at June 2001. Substantially all of the June 2002 backlog is scheduled to be shipped within the next 12 months. However, the Company's order backlog may not be a reliable indicator of future business activity. Since September 11, 2001, the Company has continued to receive a number of deferrals and cancellations of previously scheduled orders and believes such requests will continue throughout 2002.

     Although the current business environment makes it difficult to predict the Company's future financial performance, the Company expects its sales revenue for the full year of 2002 to decline to about $375 million, reflecting the combined effects of decreases in sales volume, softening of market selling prices and changes in customer and product mix. Compared to 2001, mill product sales volume is expected to decline approximately 25% to about 9,100 metric tons. Melted product sales volume is expected to decline approximately 40% to about 2,600 metric tons. The reduction of overall sales volume in 2002 is principally driven by an anticipated decline of 35% in the Company's commercial aerospace sales volume compared to 2001, partly offset by sales volume growth in other markets. The Company expects market selling prices on new orders to continue to soften throughout the balance of 2002. However, about one-half of the Company's commercial aerospace volume is under LTAs that provide price stability on that portion of its business. The Company's forecast anticipates that Boeing will purchase about 1.5 million pounds of product under its LTA with the Company in 2002. At that level, the Company expects to recognize about $23 million of income under the Boeing agreement's take-or-pay provisions for the full year 2002. Those earnings will be reported as operating income, but will not be included in net sales or gross margin.

     The Company currently anticipates gross margin as a percent of sales will decrease over the year and that gross margin for the full year 2002 will be between negative 1% and negative 4%. Selling, general, administrative and development expense should be approximately $43 million. Interest expense should approximate $4 million. The Company's consolidated effective book tax rate is expected to be about 5%, but could vary significantly with the geographic mix of income. Minority interest on the Company's Convertible Preferred Securities should approximate $13 million. The Company presently expects an operating loss before special items of $25 million to $35 million and a net loss before changes in accounting principles and other special items of between $40 million and $50 million in 2002.

     The Company expects cash flow from operations in 2002 to be approximately negative $30 million. This is mainly due to the effect in 2002 of the $28.5 million cash advance payment that the Company received from Boeing in December 2001. That advance created a liability for the same amount at year end 2001. The liability is being reduced during 2002 as product shipments are made and as the take-or-pay benefits are earned. The advance for calendar year 2003 will not be received until early in 2003. Excluding the effect of the Boeing advance, the Company expects cash flow from operations to be slightly negative in 2002. Cash flow from operations is also expected to be affected by increased payments to fund employee retirement plan benefits due to decreases in the value of the underlying plan assets and certain early employee retirements. Capital expenditures are expected to be approximately $12 million. Depreciation and amortization should approximate $37 million.

     For the third quarter of 2002, the Company expects sales revenue to range between $75 million and $85 million. Mill product sales volume is expected to be about 2,000 metric tons and melted product sales volume should be about 600 metric tons. Certain third quarter production was pulled forward into the second quarter of 2002. As a result of this and the current reduced demand for titanium, the Company's forecast anticipates temporary shutdowns of certain U.S. facilities in the second half of this year. These shutdowns are currently expected to be only a few weeks each in duration, but that will ultimately be dependent on the level of production needed to meet demand. Gross margin as a percent of sales in the third quarter is expected to range between negative 4% and negative 8%. Selling, general, administrative and development expense in the third quarter of 2002 should be about $11 million. The Company expects to recognize an additional $10 million of operating income related to the take-or-pay provisions of the Boeing contract during the third quarter. Interest expense should approximate $1 million while minority interest on the Company's Convertible Preferred Securities should approximate $3.3 million. With these estimates, the Company expects an operating loss before special items in the third quarter of 2002 of between $4 million and $7 million, and a net loss before changes in accounting principles and other special items of between $8 million and $12 million.

     The Company expects to take actions to reduce its costs and working capital over the balance of 2002. The Company plans to reduce the operating rate of its sponge production facility to about 70% of capacity for the last half of this year, and it recently targeted an additional reduction in its Company-wide employment levels of 10% to 15% by year end. At June 30, 2002, the Company employed approximately 2,250 personnel worldwide. The timing and effect of these recent decisions is somewhat uncertain and, accordingly, the effect of such items has not been included in the 2002 forecasts outlined above. These actions could result in restructuring or other charges in 2002 that might be material.

     The Company adopted SFAS No. 142 effective as of January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized on a periodic basis, but instead is subject to a two-step impairment test to be performed at least on an annual basis. In order to test for impairment, SFAS No. 142 requires the Company to identify its reporting units and determine the carrying amount of each reporting unit by assigning its assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company has determined that it operates one reporting unit, as defined by SFAS No. 142. The first step of the impairment test requires the Company to determine the fair value of its reporting unit and compare it to that reporting unit's carrying amount. To the extent that the carrying amount of the Company's reporting unit exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the impairment test. The Company has completed the first step of its transitional impairment test, which indicates that an impairment of its recorded goodwill may exist. The Company is currently performing the second step of its transitional impairment test, which requires the Company to compare the implied fair value of its reporting unit's goodwill with the carrying amount of that goodwill. If the goodwill's carrying amount exceeds its implied fair value, an impairment loss will be recognized in an amount equal to that excess. The Company currently believes it is likely that the entire amount of the Company's goodwill balance (approximately $45 million at June 30, 2002) may be deemed impaired. Any such transitional impairment will be recognized as a cumulative effect of a change in accounting principle no later than December 31, 2002, as provided by the transition requirements of SFAS No. 142.

     As a consequence of uncertainties surrounding both the titanium and commercial aerospace industries and broader economic conditions, the Company believes assessments of long-lived asset recoverability, as required under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that may result in charges for asset impairments could occur in the balance of 2002. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment, may not be recoverable, the Company prepares an evaluation comparing the carrying amount of the assets to the undiscounted expected future cash flows of the assets or asset group. If this comparison indicates that the carrying amount is not recoverable, the amount of the impairment would typically be calculated using discounted expected future cash flows or appraised values. All relevant factors are considered in determining whether an impairment exists and charges for asset impairments, if any, are recorded when reasonably estimable. Such potential future charges, if any, could be material.

     Future results of operations and other forward-looking statements contained in this Outlook involve a number of substantial risks and uncertainties that could significantly affect expected results. Actual results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission which include, but are not limited to, the cyclicality of the commercial aerospace industry, the performance of aerospace manufacturers and the Company under their LTAs, the renewal of certain LTAs, the difficulty in forecasting demand for titanium products, global economic and political conditions, global productive capacity for titanium, changes in product pricing and costs, the impact of long-term contracts with vendors on the ability of the Company to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, fluctuations in currency exchange rates, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product development, the supply of raw materials and services, changes in raw material and other operating costs (including energy costs), possible disruption of business or increases in the cost of doing business resulting from war or terrorist activities and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash flows provided by operating, investing and financing activities are presented below:

                                                                                        Six months ended
                                                                                            June 30,
                                                                            ------------------------------------------
                                                                                   2002                   2001
                                                                            -------------------    -------------------
                                                                                         (In thousands)
Cash provided (used) by:
   Operating activities:
     Excluding changes in assets and liabilities                            $       (3,536)        $        72,431
     Changes in assets and liabilities                                             (15,821)                (17,241)
                                                                            -------------------    -------------------
                                                                                   (19,357)                 55,190
   Investing activities                                                             (3,337)                 (4,200)
   Financing activities                                                              6,119                 (36,108)
                                                                            -------------------    -------------------

   Net cash provided (used) by operating,
     investing and financing activities                                     $      (16,575)        $        14,882
                                                                            ===================    ===================


     Operating activities. Cash used by operating activities, excluding changes in assets and liabilities, generally followed the trend in operating results. Changes in assets and liabilities reflect primarily the timing of purchases, production and sales and can vary significantly from period to period. Accounts receivable decreased in the first half of 2002 primarily as a result of reduced sales, which was somewhat offset by an increase in days sales outstanding as certain customers extended their payment terms to the Company. Receivables from related parties decreased in the first half of 2002 primarily as a result of cash received from Tremont through an intercorporate services agreement and from a reduction in trade sales to VALTIMET during the second quarter of 2002. Inventories increased in the first half of 2002 as a result of production begun by the Company prior to certain customer cancellations and push-outs related to the recent downturn in the commercial aerospace market, the timing of certain raw material purchases and the accelerated production of certain orders as part of its contingency planning for a possible labor disruption at its Toronto plant. This increase was partially offset by an increase in the Company's LIFO reserve. Prepaid expenses and other current assets decreased in the first half of 2002 due to the receipt of raw materials for which the Company had made advance payments during 2001 and the ongoing usage of other prepaid assets.

     Changes in accounts payable and accrued liabilities reflect, among other things, the timing of payments to suppliers of titanium sponge, titanium scrap and other raw materials purchases. Changes in customer advance payments reflect the application of customer purchases and the recognition of Boeing-related take-or-pay income during the first half of 2002. Under the terms of the LTA, in years 2002 through 2007, Boeing advances TIMET $28.5 million annually, less $3.80 per pound of titanium product purchased by Boeing subcontractors during the preceding year. Effectively, the Company collects $3.80 less from Boeing than the LTA selling price for each pound of titanium product sold directly to Boeing, which reduces the related customer advance liability recorded by the Company. For titanium products sold to Boeing subcontractors, the Company collects the full LTA selling price, but gives Boeing credit by reducing the next year's annual advance by $3.80 per pound of titanium product sold to Boeing subcontractors. The Company estimates that the reduction against the 2003 advance from Boeing will be less than $2.0 million. The LTA is structured as a take-or-pay agreement such that, beginning in calendar year 2002, Boeing forfeits $3.80 per pound in the event that its orders for delivery are less than
7.5 million pounds in any given calendar year. The Boeing customer advance was reduced by $5.0 million ($2.8 million from purchases directly by Boeing and $2.2 million from recognition of take-or-pay income) to $23.5 million during the first half of 2002.

     On March 27, 2002, SMC and its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Company, with the assistance of an external valuation specialist, undertook a further assessment of its investment in SMC and recorded an additional $27.5 million impairment charge during the first quarter of 2002 to general corporate expense for an other than temporary decline in the fair value of its investment in SMC, reducing the Company's carrying amount of its investment in SMC to zero.

     Investing activities. The Company's capital expenditures were $3.3 million for the six months ended June 30, 2002 compared to $4.2 million for the same period in 2001, principally for capacity enhancements, capital maintenance, and safety and environmental projects.

     Financing activities. Net borrowings of $7.6 million in the 2002 period are primarily attributable to increases in working capital (exclusive of cash). Net repayments in the 2001 period were primarily attributable to the Company's litigation settlement with Boeing. The Company also made a $1.1 million dividend payment to CEZUS in the second quarter of 2002.

     Borrowing arrangements. At June 30, 2002, the Company's net debt was approximately $13.0 million, consisting of $7.4 million of cash and equivalents and $20.4 million of debt (principally borrowings under the Company's U.S. and U.K. credit agreements). This compares to a net cash position of $12.1 million as of December 31, 2001.

     Borrowings under the Company's U.S. asset-based revolving credit agreement are limited to the lesser of $125 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). This facility requires the Company's U.S. daily cash receipts to be used to reduce outstanding borrowings, which may then be reborrowed, subject to the terms of the agreement. Interest generally accrues at rates that vary from LIBOR plus 2% to LIBOR plus 2.5%. Borrowings are collateralized by substantially all of the Company's U.S. assets. The credit agreement prohibits the payment of dividends on TIMET's Convertible Preferred Securities if "excess availability", as defined, is less than $25 million, limits additional indebtedness, prohibits the payment of dividends on the Company's common stock if excess availability is less than $40 million, requires compliance with certain financial covenants and contains other covenants customary in lending transactions of this type. Excess availability is defined as borrowing availability less certain contractual commitments such as letters of credit. At June 30, 2002, excess availability was approximately $90 million.

     The Company's U.S. credit agreement allows the lender to modify the borrowing base formulas at its discretion, subject to certain conditions. During the second quarter of 2002, the Company's lender elected to exercise such discretion and modified the Company's borrowing base formulas, which reduced the amount that the Company can borrow against its inventory and equipment by approximately $7 million. In the event the lender exercises such discretion in the future, such event could have a material adverse impact on the Company's liquidity. Borrowings outstanding under this U.S. facility are classified as a current liability. Unused borrowing availability under this agreement at June 30, 2002 was approximately $93 million. The credit agreement expires in February 2003. The Company is currently negotiating with its lender to extend the maturity date of this agreement on substantially similar terms; however, no assurance can be given that an agreement to extend this facility will be achieved.

     The Company's subsidiary, TIMET UK, has a credit agreement that provides for borrowings limited to the lesser of (pound)30 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). The credit agreement includes a revolving and term loan facility and an overdraft facility (the "U.K. facilities"). Borrowings under the U.K. facilities can be in various currencies including U.S. dollars, British pounds and euros, accrue interest at rates that vary from LIBOR plus 1% to LIBOR plus 1.25% and are collateralized by substantially all of TIMET UK's assets. The U.K. facilities require the maintenance of certain financial ratios and amounts and other covenants customary in lending transactions of this type. The U.K. overdraft facility is subject to annual review in February of each year and was extended for one year in February 2002. The U.K. facilities expire in February 2005. As of June 30, 2002, the outstanding balance of the U.K. facilities was approximately $10 million with unused borrowing availability of approximately $32 million.

     The Company also has overdraft and other credit facilities at certain of its other European subsidiaries. These facilities accrue interest at various rates and are payable on demand. Unused borrowing availability as of June 30, 2002 under these facilities was approximately $14 million.

     Although excess availability under TIMET's U.S. credit agreement remains above $40 million, no dividends were paid by TIMET during the six-month periods ended June 30, 2002 and 2001. Any future dividends will be at the discretion of the Company's board of directors and will depend upon, among other things, earnings, financial condition, cash requirements, cash availability and contractual requirements. TIMET presently has no plans to resume payment of common stock dividends.

     Legal and environmental matters. See Note 14 to the Consolidated Financial Statements for additional discussion of environmental and legal matters.

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

     Commodity prices. The Company is exposed to market risk arising from changes in commodity prices as a result of its long-term purchase and supply agreements with certain suppliers and customers. These agreements, which offer various fixed or formula-determined pricing arrangements, effectively obligate the Company to bear (i) the risk of increased raw material and other costs to the Company which cannot be passed on to the Company's customers through increased titanium product prices (in whole or in part) or (ii) the risk of decreasing raw material costs to the Company's suppliers which are not passed on to the Company in the form of lower raw material prices.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

     Reference is made to Note 14 of the Consolidated Financial Statements which information is incorporated herein by reference and to the Company's 2001 Annual Report for descriptions of certain previously reported legal proceedings.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits


               10.1*Amended and  Restated  Employment  Contract  between  TIMET
                    Savoie, SA and Christian Leonhard


               10.2 Purchase and Sale Agreement (for titanium  products) between
                    The Boeing Company, acting through its division, Boeing Commercial Airplanes, and Titanium Metals Corporation (as amended and restated effective April 19, 2001)

               10.3 Purchase  and Sale  Agreement  between  Rolls-Royce  plc and
                    Titanium Metals Corporation

               99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                     * Management contract, compensatory plan or arrangement.

          (b) Reports on Form 8-K filed by the Registrant for the quarter ended June 30, 2002 and the month of July 2002:

                      Date of Report                   Items Reported
               -----------------------------      -----------------------------

                   April 11, 2002                         5 and 7
                   April 26, 2002                         5 and 7
                   May 15, 2002                           5 and 7
                   July 9, 2002                           5 and 7



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             TITANIUM METALS CORPORATION
                                  ----------------------------------------------
                                                   (Registrant)



Date: August 13, 2002      By     /s/ Mark A. Wallace
                                  ----------------------------------------------
                                  Mark A. Wallace
                                  (Executive Vice President and
                                  Chief Financial Officer)



Date: August 13, 2002      By     /s/ JoAnne A. Nadalin
                                  ----------------------------------------------
                                  JoAnne A. Nadalin
                                  (Vice President, Corporate Controller and
                                  Principal Accounting Officer)