Form 10-Q
period 2002-09-30
TITANIUM METALS CORP
filed 2002-11-08
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

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


Number of shares of common stock outstanding on November 4, 2002: 31,851,938
                                                                  ----------

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

                           TITANIUM METALS CORPORATION

                                      INDEX


                                                                           Page
                                                                          Number

PART I.       FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets - September 30, 2002 (unaudited) and
            December 31, 2001                                                 2

          Consolidated Statements of Operations - Three months and
            nine months ended September 30, 2002 and 2001 (unaudited)         4

          Consolidated Statements of Comprehensive Income (Loss) -
            Three months and nine months ended September 30, 2002
            and 2001 (unaudited)                                              6

          Consolidated Statements of Cash Flows - Nine months
            ended September 30, 2002 and 2001 (unaudited)                     7

          Consolidated Statement of Changes in Stockholders' Equity -
            Nine months ended September 30, 2002 (unaudited)                  9

          Notes to Consolidated Financial Statements (unaudited)             10

 Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              27

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk         41

 Item 4.  Controls and Procedures                                            42

PART II.     OTHER INFORMATION

 Item 1.  Legal Proceedings                                                  43

 Item 6.  Exhibits and Reports on Form 8-K                                   43



                           TITANIUM METALS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                              September 30,            December 31,
ASSETS                                                                             2002                    2001
                                                                           ---------------------    ------------------
                                                                               (unaudited)
Current assets:
  Cash and cash equivalents                                                $         4,562          $        24,500
  Accounts and other receivables, less
     allowance of $3,147 and $2,739                                                 75,044                   83,347
  Receivables from related parties                                                   3,162                    5,907
  Refundable income taxes                                                              980                      470
  Inventories                                                                      190,445                  185,052
  Prepaid expenses and other                                                         4,084                    9,026
  Deferred income taxes                                                                556                      385
                                                                           ---------------------    ------------------

       Total current assets                                                        278,833                  308,687

Investment in joint ventures                                                        22,029                   20,585
Preferred securities of Special Metals Corporation ("SMC")                               -                   27,500
Property and equipment, net                                                        258,600                  275,308
Goodwill, net                                                                            -                   44,310
Other intangible assets, net                                                         8,412                    9,836
Deferred income taxes                                                                   42                       56
Other                                                                               14,487                   13,101
                                                                           ---------------------    ------------------

       Total assets                                                        $       582,403          $       699,383
                                                                           =====================    ==================


                           TITANIUM METALS CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      (In thousands except per share data)

                                                                              September 30,             December 31,
LIABILITIES, MINORITY INTEREST AND                                                 2002                     2001
STOCKHOLDERS' EQUITY                                                      ---------------------    -------------------
                                                                               (unaudited)

Current liabilities:
  Notes payable                                                            $        17,395          $         1,522
  Current maturities of long-term debt and
     capital lease obligations                                                         630                      512
  Accounts payable                                                                  28,693                   42,821
  Accrued liabilities                                                               45,565                   41,799
  Customer advances                                                                 17,916                   33,242
  Payable to related parties                                                           360                    1,612
  Income taxes                                                                         705                      746
  Deferred income taxes                                                                 65                      106
                                                                           ---------------------    -------------------
       Total current liabilities                                                   111,329                  122,360

Long-term debt                                                                       1,302                   10,712
Capital lease obligations                                                            9,238                    8,598
Payable to related parties                                                             644                      953
Accrued OPEB cost                                                                   13,549                   15,980
Accrued pension cost                                                                22,387                   23,690
Accrued environmental cost                                                           3,262                    3,262
Deferred income taxes                                                                3,213                    5,509
Accrued dividends on Convertible Preferred Securities                                1,111                        -
Other                                                                                    -                      237
                                                                           ---------------------    -------------------
       Total liabilities                                                           166,035                  191,301
                                                                           ---------------------    -------------------

Minority interest - Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debt securities
  ("Convertible
  Preferred Securities")                                                           201,241                  201,241
Other minority interest                                                              9,561                    8,727

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000 shares authorized,
     none outstanding                                                                    -                        -
  Common stock, $.01 par value; 99,000 shares
     authorized; 31,948 and 31,946 shares issued                                       319                      319
  Additional paid-in capital                                                       350,659                  350,514
  Accumulated deficit                                                             (117,726)                 (15,841)
  Accumulated other comprehensive loss                                             (26,162)                 (35,274)
  Treasury stock, at cost  (90 shares)                                              (1,208)                  (1,208)
  Deferred compensation                                                               (316)                    (396)
                                                                           ---------------------    -------------------
       Total stockholders' equity                                                  205,566                  298,114
                                                                           ---------------------    -------------------

       Total liabilities and stockholders' equity                          $       582,403          $       699,383
                                                                           =====================    ===================

Commitments and contingencies (Note 14)


          See accompanying notes to consolidated financial statements.


                           TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (In thousands except per share data)

                                                          Three months ended                Nine months ended
                                                            September 30,                      September 30,
                                                    -------------------------------    -------------------------------
                                                        2002              2001              2002              2001
                                                    -------------    --------------    --------------     ------------

Revenues and other income:
   Net sales                                        $     82,794     $    126,437      $     281,529      $    370,479
   Equity in earnings of joint ventures                      342              749              1,670             1,863
   Other                                                  11,084            1,352             13,208            79,187
                                                    -------------    --------------    --------------     ------------
                                                          94,220          128,538            296,407           451,529
                                                    -------------    --------------    --------------     ------------

Costs and expenses:
   Cost of sales                                          87,734          105,601            279,937           345,861
   Selling, general, administrative
     and development                                      10,714           11,562             32,508            43,473
   Interest                                                  915              722              2,388             3,316
   Other                                                     984               90             29,256                90
                                                    -------------    --------------    --------------     ------------
                                                         100,347          117,975            344,089           392,740
                                                    -------------    --------------    --------------     ------------

(Loss) income before income taxes,
  minority interest and cumulative effect
  of change in accounting principle                       (6,127)          10,563            (47,682)           58,789

Income tax (benefit) expense                                (473)           3,731             (1,312)           20,693
Minority interest - Convertible
   Preferred Securities, net of tax in 2001                3,333            2,166              9,999             6,845
Other minority interest, net of tax                          161              326              1,206               975
                                                    -------------    --------------    --------------     ------------

(Loss) income before cumulative effect
  of change in accounting principle                       (9,148)           4,340            (57,575)           30,276

Cumulative effect of change in
   accounting principle                                        -                -            (44,310)                -
                                                    -------------    --------------    --------------     ------------

     Net (loss) income                              $     (9,148)    $      4,340       $   (101,885)     $     30,276
                                                    =============    ==============    ==============     ============

          See accompanying notes to consolidated financial statements.


                           TITANIUM METALS CORPORATION

          CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (CONTINUED)
                      (In thousands except per share data)

                                                          Three months ended                  Nine months ended
                                                             September 30,                      September 30,
                                                    -------------------------------    -------------------------------
                                                         2002             2001              2002             2001
                                                    --------------   --------------    -------------     -------------

Basic (loss) earnings per share:

   Before cumulative effect of change
   in accounting principle                          $      (.29)      $       .14      $     (1.83)      $       .96

   Cumulative effect of change in
   accounting principle                                    -                 -               (1.40)             -
                                                    --------------    -------------    --------------    -------------

Basic net (loss) income per share                   $      (.29)      $       .14      $     (3.23)      $       .96
                                                    ==============    =============    ==============    =============

Diluted (loss) earnings per share:

   Before cumulative effect of change
   in accounting principle                          $      (.29)      $       .14      $     (1.83)      $       .95

   Cumulative effect of change in
   accounting principle                                    -                 -               (1.40)             -
                                                    --------------    -------------    --------------    -------------

Diluted net (loss) income per share                 $      (.29)      $       .14      $     (3.23)      $       .95
                                                    ==============    =============    ==============    =============

Weighted average shares outstanding:
   Basic                                                 31,611            31,539           31,586            31,486
   Diluted                                               31,611            31,764           31,586            31,760

          See accompanying notes to consolidated financial statements.



                           TITANIUM METALS CORPORATION

       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
                                 (In thousands)

                                                          Three months ended                 Nine months ended
                                                            September 30,                      September 30,
                                                    -------------------------------    -------------------------------
                                                         2002              2001             2002              2001
                                                    --------------    -------------    --------------    -------------

Net (loss) income                                   $     (9,148)     $     4,340      $  (101,885)        $  30,276

Other comprehensive income (loss) -
   currency translation adjustment                         1,546            6,996            9,112              (717)
                                                    --------------    -------------    --------------    -------------

Comprehensive (loss) income                         $     (7,602)     $    11,336        $ (92,773)        $  29,559
                                                    ==============    =============    ==============    =============


          See accompanying notes to consolidated financial statements.


                           TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)

                                                                                   Nine months ended September 30,
                                                                                 -------------------------------------
                                                                                       2002                2001
                                                                                 -----------------    ----------------

Cash flows from operating activities:
   Net (loss) income                                                                $ (101,885)          $   30,276
   Depreciation and amortization                                                        27,623               30,145
   Cumulative effect of change in accounting principle                                  44,310                    -
   Noncash equipment impairment charge                                                       -               10,840
   Noncash impairment of SMC securities                                                 27,500                    -
   Equity in earnings of joint ventures,
     net of distributions                                                                 (641)              (1,463)
   Deferred income taxes                                                                (2,813)              17,283
   Other minority interest                                                               1,206                  975
   Other, net                                                                            1,682                  677
   Change in assets and liabilities:
     Receivables                                                                        12,970              (13,265)
     Inventories                                                                          (704)             (18,230)
     Prepaid expenses and other                                                          5,038               (5,383)
     Accounts payable and accrued liabilities                                          (14,315)              14,009
     Customer advances                                                                 (16,639)                (931)
     Accrued restructuring charges                                                        (117)                (470)
     Income taxes                                                                       (1,427)                 811
     Accounts with related parties, net                                                  1,184                 (273)
     Accrued OPEB and pension costs                                                     (2,150)              (2,548)
     Accrued dividends on SMC securities                                                     -                 (714)
     Accrued dividends on Convertible Preferred Securities                                   -              (10,043)
     Other, net                                                                            528               (4,103)
                                                                                 -----------------    ----------------
       Net cash (used) provided by operating activities                                (18,650)              47,593
                                                                                 -----------------    ----------------

Cash flows from investing activities:
   Capital expenditures                                                                 (4,765)              (7,922)
   Other, net                                                                                -                   30
                                                                                 -----------------    ----------------
       Net cash used by investing activities                                            (4,765)              (7,892)
                                                                                 -----------------    ----------------

Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                                        307,613              389,029
     Repayments                                                                       (301,877)            (423,210)
   Dividends paid on minority interest                                                  (1,115)                   -
   Issuance of common stock                                                                  -                  513
   Other, net                                                                             (471)                (125)
                                                                                 -----------------    ----------------
       Net cash provided (used) by financing activities                                  4,150              (33,793)
                                                                                 -----------------    ----------------

       Net cash (used) provided by operating,
         investing and financing activities                                      $     (19,265)       $       5,908
                                                                                 =================    ================

          See accompanying notes to consolidated financial statements.
                                      - 7 -




                           TITANIUM METALS CORPORATION

          CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (CONTINUED)
                                 (In thousands)

                                                                                   Nine months ended September 30,
                                                                                 -------------------------------------
                                                                                       2002                2001
                                                                                 -----------------    ----------------

Cash and cash equivalents:
   Net (decrease) increase from:
     Operating, investing and financing activities                               $     (19,265)       $       5,908
     Currency translation                                                                 (673)                (340)
                                                                                 -----------------    ----------------
                                                                                       (19,938)               5,568
   Cash at beginning of period                                                          24,500                9,796
                                                                                 -----------------    ----------------

   Cash at end of period                                                         $       4,562        $      15,364
                                                                                 =================    ================
Supplemental disclosures:
   Cash paid for:
     Interest, net of amounts capitalized                                        $       1,462        $       2,613
     Convertible Preferred Securities dividends                                  $       9,999        $      20,560
     Income taxes, net                                                           $       2,928        $       2,598


Noncash investing and financing activities:
   Capital lease obligations of $779 and $481 were incurred during the nine months ended September 30, 2002 and 2001, respectively, when the Company entered into certain leases for new equipment

          See accompanying notes to consolidated financial statements.
                                      - 8 -



                           TITANIUM METALS CORPORATION

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

                      Nine months ended September 30, 2002
                                 (In thousands)


                                                                           Accumulated Other
                                                                           Comprehensive Loss
                                                Additional              -----------------------                           Total
                               Common   Common   Paid-In   Accumulated    Currency    Pension   Treasury   Deferred    Stockholders'
                               Shares    Stock   Capital     Deficit    Translation Liabilities   Stock   Compensation    Equity
                              -------- -------- ---------- ------------ ----------- ----------- --------- ------------ -------------

Balance at December 31, 2001   31,856  $   319  $ 350,514  $   (15,841) $  (14,395) $ (20,879)  $ (1,208) $     (396)  $   298,114

Components of comprehensive
  income (loss):
     Net loss                       -        -          -     (101,885)          -           -        -            -      (101,885)
     Change in cumulative
       currency translation
       adjustment                   -        -          -            -       9,112           -        -            -         9,112

Issuance of common stock            5        -         20            -           -           -        -            -            20

Stock award cancellations          (3)       -         (8)           -           -           -        -            8             -

Amortization of deferred
   compensation                     -        -          -            -           -           -        -          205           205

Other                               -        -        133            -           -           -        -         (133)            -
                              -------- -------- ---------- ------------ ----------- ----------- --------- ------------ -------------

Balance at September 30, 2002  31,858  $   319  $ 350,659  $  (117,726) $   (5,283) $ (20,879)  $ (1,208) $     (316)  $   205,566
                              ======== ======== ========== ============ =========== =========== ========= ============ =============

          See accompanying notes to consolidated financial statements.
                                      - 9 -

                           TITANIUM METALS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - Organization and basis of presentation

     Titanium Metals Corporation ("TIMET") is a vertically integrated producer of titanium sponge, melted products and a variety of mill products for aerospace, industrial and other applications. At September 30, 2002, Tremont Corporation ("Tremont") held approximately 39% of TIMET's outstanding common stock. At September 30, 2002, the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi, Inc. ("Valhi") to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Valhi and related companies, held approximately an additional 9% of TIMET's common stock. At September 30, 2002, subsidiaries of Valhi held an aggregate of approximately 80% of Tremont's outstanding common stock, and Contran Corporation ("Contran") held, directly or through subsidiaries, approximately 93% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT. Mr. Simmons may be deemed to control each of Contran, Valhi, Tremont and TIMET.

     The accompanying consolidated financial statements include the accounts of TIMET and its majority-owned subsidiaries (collectively, the "Company"). All material intercompany transactions and balances have been eliminated. The consolidated balance sheet at September 30, 2002 and the consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for the interim periods ended September 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior year amounts have been reclassified to conform to the current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Annual Report").

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective April 1, 2002. SFAS No. 145, among other things, eliminated the prior requirement that all gains and losses from the early extinguishment of debt were to be classified as an extraordinary item. Upon adoption of SFAS No. 145, gains and losses from the early extinguishment of debt are classified as an extraordinary item only if they meet the "unusual and infrequent" criteria contained in Accounting Principles Board ("APB") Opinion No. 30. In addition, upon adoption of SFAS No. 145, all gains and losses from the early extinguishment of debt that had previously been classified as an extraordinary item are to be reassessed to determine if they would have met the "unusual and infrequent" criteria of APB Opinion No. 30. Any such gain or loss that would not have met the APB Opinion No. 30 criteria is retroactively reclassified and reported as a component of income before extraordinary items. The Company has concluded that its previously-recognized loss from the early extinguishment of debt that occurred during 2000 would not have met the APB Opinion No. 30 criteria for classification as an extraordinary item and, accordingly, such previously-reported loss will be retroactively reclassified and reported as a component of income before extraordinary items in the applicable reporting period.

Note 2 - Business segment information

     The Company's worldwide operations are conducted through one business segment - the production and sale of titanium melted and mill products. The following provides supplemental segment information to the consolidated statements of operations:

                                                           Three months ended                 Nine months ended
                                                              September 30,                      September 30,
                                                     -------------------------------    -------------------------------
                                                          2002             2001              2002             2001
                                                     -------------    --------------    --------------   --------------
                                                                               (In thousands)


Net sales                                            $     82,794     $    126,437      $    281,529     $    370,479
Cost of sales                                              87,734          105,601           279,937          345,861
                                                     -------------    --------------    --------------   --------------

Gross margin                                               (4,940)          20,836             1,592           24,618

Selling, general, administrative
   and development expense                                 10,714           11,562            32,508           43,473
Equity in earnings of joint ventures                          342              749             1,670            1,863
Other income (expense), net                                10,946              (59)           13,155           73,749
                                                     -------------    --------------    --------------   --------------

Operating (loss) income                                    (4,366)           9,964           (16,091)          56,757

General corporate income (expense):
   Dividends and interest income                               16            1,687               105            5,140
   Impairment of investment in SMC                              -                -           (27,500)               -
   Currency transactions and other, net                      (862)            (366)           (1,808)             208
Interest expense                                              915              722             2,388            3,316
                                                     -------------    --------------    --------------   --------------

(Loss) income before income taxes,
   minority interest and cumulative effect
   of change in accounting principle                 $     (6,127)    $     10,563      $    (47,682)    $     58,789
                                                     =============    ==============    ==============   ==============


                                                           Three months ended                  Nine months ended
                                                              September 30,                      September 30,
                                                     -------------------------------    -------------------------------
                                                          2002              2001              2002             2001
                                                     -------------    --------------    --------------   --------------
                                                                 ($ in thousands except selling price data)

Titanium melted and mill products:
   Mill product net sales                            $     62,656     $     91,053      $    212,940     $    274,577
   Melted product net sales                                 8,656           19,906            27,951           49,005
   Other                                                   11,482           15,478            40,638           46,897
                                                     -------------    --------------    --------------   --------------


                                                     $     82,794     $    126,437      $    281,529     $    370,479
                                                     =============    ==============    ==============   ==============

Mill product shipments:
   Volume (metric tons)                                     2,005            3,015             6,825            9,245
   Average price ($ per kilogram)                    $      31.25     $      30.20      $      31.20     $      29.70

Melted product shipments:
   Volume (metric tons)                                       625            1,345             1,895            3,415
   Average price ($ per kilogram)                    $      13.85     $      14.80      $      14.75     $      14.35



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

Note 4 - Inventories

                                                                               September 30,           December 31,
                                                                                   2002                   2001
                                                                           ---------------------    ------------------
                                                                                         (In thousands)

Raw materials                                                              $        57,768          $        43,863
Work-in-process                                                                     83,991                   94,709
Finished products                                                                   62,578                   54,074
Supplies                                                                            14,198                   13,476
                                                                           ---------------------    ------------------
                                                                                   218,535                  206,122
Less adjustment of certain inventories to LIFO basis                                28,090                   21,070
                                                                           ---------------------    ------------------

                                                                           $       190,445          $       185,052
                                                                           =====================    ==================


Note 5 - Goodwill and intangible assets

     The Company's goodwill, arising from several previous business combinations accounted for under the purchase method, was stated net of accumulated amortization recorded as of December 31, 2001. On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized on a periodic basis, but instead is subject to a two-step impairment test to be performed on at least an annual basis.

     In order to test for transitional impairment, SFAS No. 142 required the Company to identify its reporting units and determine the carrying amount of each reporting unit by assigning its assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company determined that it operates one reporting unit, as that term is defined by SFAS No. 142, consisting of the Company in total. The first step of the impairment test required the Company to determine the fair value of its reporting unit and compare it to that reporting unit's carrying amount. This evaluation was completed with the assistance of an external valuation specialist and considered a combination of fair value indicators including quoted market prices, prices of comparable businesses and discounted cash flows. The evaluation, which was completed during the second quarter of 2002, indicated that the Company's recorded goodwill might be impaired and required the Company to complete the second step of the impairment test.

     The second step of the impairment test, which was completed during the third quarter of 2002, required the Company to compare the implied fair value of its reporting unit's goodwill with the carrying amount of that goodwill. With the assistance of the external valuation specialist utilized in the step one testing, the Company determined the implied fair value of its goodwill was zero. Accordingly, the Company recorded a non-cash goodwill impairment charge of $44.3 million, representing the entire balance of the Company's recorded goodwill at January 1, 2002. There was no income tax benefit associated with this charge. While the goodwill associated with the Company's U.S. operations is deductible for income tax purposes, the Company does not currently recognize an income tax benefit associated with its U.S. losses. In addition the goodwill associated with the Company's European operations is not deductible for income tax purposes. Pursuant to the transition requirements of SFAS No. 142, this charge has been reported in the Company's Consolidated Statements of Operations as a cumulative effect of a change in accounting principle as of January 1, 2002. The effect of the change in accounting principle on the first quarter of 2002 was to increase the Company's first quarter net loss by $44.3 million, or $1.40 per share, to $80.4 million, or $2.55 per share. The change had no effect on the second or third quarters of 2002.

     The following table reflects the Company's comparative income (loss) before the cumulative effect of the change in accounting principle and the goodwill amortization under SFAS No. 142:

                                                           Three months ended                 Nine months ended
                                                               September 30,                      September 30,
                                                    -------------------------------    -------------------------------
                                                        2002             2001              2002             2001
                                                    -------------    --------------    --------------   --------------
                                                                  (In thousands except per share data)

Net (loss) income before cumulative
   effect of change in accounting
   principle, as reported                            $     (9,148)    $      4,340      $    (57,575)    $     30,276
Adjustments for:
  Goodwill amortization                                         -            1,148                 -            3,453
  Tax provision on amortization                                 -             (307)                -             (922)
                                                     -------------    --------------    --------------   --------------

Adjusted net (loss) income before
   cumulative effect of change in
   accounting principle                                    (9,148)           5,181           (57,575)          32,807

Cumulative effect of change in
   accounting principle                                         -                -           (44,310)               -
                                                     -------------    --------------    --------------   --------------

Adjusted net (loss) income                           $     (9,148)    $      5,181      $   (101,885)    $     32,807
                                                     =============    ==============    ==============   ==============

Net (loss) income per basic share
   before cumulative effect of change
   in accounting principle, as reported              $      (.29)     $       .14       $     (1.83)     $       .96
Adjustments for:
   Goodwill amortization                                     -                .04                  -             .11
   Tax provision on amortization                             -               (.01)                 -            (.03)
                                                     -------------    --------------    --------------   --------------

Adjusted net (loss) income per basic
   share before cumulative effect of
   change in accounting principle                           (.29)             .17             (1.83)             1.04

Cumulative effect of change in
   accounting principle                                      -                -               (1.40)             -
                                                     -------------    --------------    --------------   --------------

Adjusted net (loss) income per basic share           $      (.29)     $       .17       $     (3.23)     $      1.04
                                                     =============    ==============    ==============   ==============

Net (loss) income per diluted share
   before cumulative effect of change
   in accounting principle, as reported              $      (.29)     $       .14       $     (1.83)     $       .95
Adjustments for:
   Goodwill amortization                                        -             .04                  -             .11
   Tax provision on amortization                                -            (.01)                 -            (.03)
                                                     -------------    --------------    --------------   --------------

Adjusted net (loss) income per diluted
   share before cumulative effect of
   change in accounting principle                           (.29)             .17             (1.83)            1.03

Cumulative effect of change in
   accounting principle                                     -                    -            (1.40)            -
                                                     -------------    --------------    --------------   --------------


Adjusted net (loss) income per diluted share         $      (.29)     $       .17       $     (3.23)     $      1.03
                                                     =============    ==============    ==============   ==============

     As required by SFAS No. 142, the Company has evaluated the remaining useful lives of its intangible assets with definite lives, comprised of patents and covenants not to compete. Based on this evaluation, the Company's patents and covenants not to compete will continue to be amortized over their weighted average remaining amortization periods of 3.5 and .5 years, respectively, as of September 30, 2002. The carrying amount and accumulated amortization of the Company's intangible assets are as follows:

                                                        September 30, 2002                   December 31, 2001
                                                 ----------------------------------    -------------------------------
                                                   Carrying          Accumulated        Carrying         Accumulated
                                                    Amount           Amortization        Amount         Amortization
                                                 -------------    -----------------    ------------     --------------
                                                                            (In thousands)
Intangible assets:
  Definite lives, subject to amortization:
     Patents                                     $    13,740      $       8,895        $   13,405       $      7,606
     Covenants not to compete                          8,692              8,323             8,353              7,514
   Other intangible asset - pension asset(1)           3,198                  -             3,198                  -
                                                 -------------    -----------------    ------------     --------------

                                                 $    25,630      $      17,218        $   24,956       $     15,120
                                                 =============    =================    ============     ==============

----------------------------------------------------------------------------------------------------------------------
(1) Not covered by the scope of SFAS No. 142.

     For the three and nine months ended September 30, 2002, the Company's amortization expense relating to its intangible assets was $.5 million and $1.6 million, respectively. The estimated aggregate annual amortization expense for the Company's patents and covenants not to compete for the next five fiscal years is summarized in the table below.

                                                                                            Estimated annual
                                                                                          amortization expense
                                                                                    ----------------------------------
                                                                                             (In thousands)
Year ending December 31,
  2002                                                                                            $ 2,062
  2003                                                                                            $ 1,560
  2004                                                                                            $ 1,392
  2005                                                                                            $   947
  2006                                                                                            $   677

Note 6 - Property and equipment

                                                                              September 30,           December 31,
                                                                                   2002                   2001
                                                                           ---------------------    ------------------
                                                                                         (In thousands)

Land                                                                       $         6,196          $         6,138
Buildings                                                                           37,659                   36,574
Information technology systems                                                      57,477                   55,112
Manufacturing and other                                                            314,500                  300,315
Construction in progress                                                             5,284                   11,631
                                                                           ---------------------    ------------------
                                                                                   421,116                  409,770
Less accumulated depreciation                                                      162,516                  134,462
                                                                           ---------------------    ------------------

                                                                           $       258,600          $       275,308
                                                                           =====================    ==================

Note 7 - Other noncurrent assets

                                                                              September 30,           December 31,
                                                                                   2002                   2001
                                                                           ---------------------    ------------------
                                                                                         (In thousands)

Deferred financing costs                                                   $         7,090          $         8,212
Notes receivable from officers                                                         163                      163
Prepaid pension cost                                                                 5,778                    4,006
Refundable income taxes                                                              1,009                        -
Other                                                                                  447                      720
                                                                           ---------------------    ------------------

                                                                           $        14,487          $        13,101
                                                                           =====================    ==================


Note 8 - Accrued liabilities

                                                                              September 30,           December 31,
                                                                                   2002                   2001
                                                                           ---------------------    ------------------
                                                                                         (In thousands)

OPEB cost                                                                  $         4,476          $         2,969
Pension cost                                                                         3,866                      555
Incentive compensation                                                               1,315                    6,077
Severance benefits                                                                   2,092                        -
Other employee benefits                                                             14,201                   14,616
Deferred income                                                                      1,396                      325
Environmental costs                                                                    487                      654
Restructuring costs                                                                     80                      198
Tungsten costs                                                                       2,701                    2,743
Taxes, other than income                                                             6,138                    4,867
Dividends on Convertible Preferred Securities (Note 11)                                  -                    1,111
Other                                                                                8,813                    7,684
                                                                           ---------------------    ------------------

                                                                           $        45,565          $        41,799
                                                                           =====================    ==================

     In the third quarter of 2002, the Company implemented a program to reduce global employment levels by approximately 300 employees or approximately 13% of the workforce. Severance costs aggregating $2.2 million were recorded for actual and probable terminations based upon benefit agreements and/or arrangements applicable to the affected salaried and hourly positions. Depending upon the terminated employees' years of service and payroll classification, severance benefits could include continuation of pay as well as continuation of certain health and life insurance benefits. As of September 30, 2002, $2.1 million of these benefits were accrued and expected to be paid over the next year.

     Accrued restructuring costs at September 30, 2002 consist of unpaid severance and other benefits for terminated employees relating to the Company's restructuring plans implemented during 1999 and 2000. During the nine months ended September 30, 2002, the Company applied payments of $.1 million against the accrued costs related to such restructuring plans. During the nine months ended September 30, 2001, the Company applied payments of $.5 million against the accrued costs related to such restructuring plans and recorded income of $.2 million related to revisions to estimates of previously established restructuring accruals.

Note 9 - Customer advances

     In April 2001, the Company reached a settlement of the litigation between TIMET and The Boeing Company ("Boeing") related to the parties' long-term agreement ("LTA") entered into in 1997. Under the terms of the LTA, as amended, in years 2002 through 2007, Boeing advances TIMET $28.5 million annually less $3.80 per pound of titanium product purchased by Boeing subcontractors during the preceding year. As of September 30, 2002, approximately $12.2 million of the customer advance was related to the Company's LTA with Boeing.

     Effectively, the Company collects $3.80 less from Boeing than the LTA selling price for each pound of titanium product sold directly to Boeing and reduces the related customer advance recorded by the Company. For titanium products sold to Boeing subcontractors, the Company collects the full LTA selling price, but gives Boeing credit by reducing the next year's annual advance by $3.80 per pound of titanium product sold to Boeing subcontractors. The Boeing customer advance is also reduced as take-or-pay benefits are earned, as described in Note 12.

Note 10 - Notes payable, long-term debt and capital lease obligations

                                                                              September 30,           December 31,
                                                                                  2002                    2001
                                                                          ----------------------    ------------------
                                                                                        (In thousands)
Notes payable:
  U.S. credit agreement                                                   $        16,660           $            30
  European credit agreements                                                          735                     1,492
                                                                          ----------------------    ------------------

                                                                          $        17,395           $         1,522
                                                                          ======================    ==================
Long-term debt:
  Bank credit agreement - U.K.                                            $         1,302           $        10,712
  Other                                                                                 -                       172
                                                                          ----------------------    ------------------
                                                                                    1,302                    10,884
  Less current maturities                                                               -                       172
                                                                          ----------------------    ------------------

                                                                          $         1,302           $        10,712
                                                                          ======================    ==================

Capital lease obligations                                                 $         9,868           $         8,938
  Less current maturities                                                             630                       340
                                                                          ----------------------    ------------------

                                                                          $         9,238           $         8,598
                                                                          ======================    ==================

                                     - 17 -

     On October 23, 2002, the Company amended its existing U.S. asset-based revolving credit agreement, extending the maturity date to February 2006. Under the terms of the amendment, borrowings are limited to the lesser of $90 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). This facility requires the Company's U.S. daily cash receipts to be used to reduce outstanding borrowings, which may then be reborrowed, subject to the terms of the agreement. Interest generally accrues at rates that vary from LIBOR plus 2% to LIBOR plus 2.5%. Borrowings are collateralized by substantially all of the Company's U.S. assets. The credit agreement prohibits the payment of dividends on TIMET's Convertible Preferred Securities if "excess availability," as defined, is less than $25 million, limits additional indebtedness, prohibits the payment of dividends on the Company's common stock if excess availability is less than $40 million, requires compliance with certain financial covenants and contains other covenants customary in lending transactions of this type. Excess availability is essentially unused borrowing availability and is defined as borrowing availability less outstanding borrowings and certain contractual commitments such as letters of credit. Subsequent to the aforementioned amendment, excess availability was approximately $69 million.

     The Company's U.S. credit agreement allows the lender to modify the borrowing base formulas at its discretion, subject to certain conditions. During the second quarter of 2002, the Company's lender elected to exercise such discretion and modified the Company's borrowing base formulas, which reduced the amount that the Company could have borrowed against its inventory and equipment by approximately $7 million. In the event the lender exercises such discretion in the future, such event could have a material adverse impact on the Company's liquidity. Borrowings outstanding under this U.S. facility are classified as a current liability.

     The Company's subsidiary, TIMET UK Limited ("TIMET UK"), has a credit agreement that provides for borrowings limited to the lesser of (pound)30 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). The credit agreement includes a revolving and term loan facility and an overdraft facility (the "U.K. facilities"). Borrowings under the U.K. facilities can be in various currencies including U.S. dollars, British pounds and euros, accrue interest at rates that vary from LIBOR plus 1% to LIBOR plus 1.25% and are collateralized by substantially all of TIMET UK's assets. The U.K. facilities require the maintenance of certain financial ratios and amounts and other covenants customary in lending transactions of this type. The U.K. overdraft facility is subject to annual review in February of each year. Although no assurances can be given, the Company expects the overdraft facility to be renewed for a one-year period in February 2003. In the event that the overdraft facility is not renewed, the Company believes it could refinance any outstanding overdraft borrowings under either the revolving or term loan features of the U.K. facilities. The U.K. facilities expire in February 2005. As of September 30, 2002, the outstanding balance of the U.K. facilities was approximately $1.3 million with unused borrowing availability of approximately $37 million.

     The Company also has overdraft and other credit facilities at certain of its other European subsidiaries. These facilities accrue interest at various rates and are payable on demand. Unused borrowing availability as of September 30, 2002 under these facilities was approximately $13 million.

     The weighted average interest rate on borrowings outstanding under the U.S., U.K. and other European credit agreements for the three months ended September 30, 2002 was 4.0%, 5.6% and 3.3%, respectively.

Note 11 - Minority interest

     In October 2002, the Company exercised its right to defer future dividend payments on its Convertible Preferred Securities for a period of up to 20 consecutive quarters. Dividends will continue to accrue at the coupon rate on the principal and unpaid dividends. This deferral is effective beginning with the Company's December 1, 2002 scheduled dividend payment. The Company will consider resuming payment of dividends on the Convertible Preferred Securities once the outlook for the Company's business improves substantially. Based on this deferral, accrued dividends on these Convertible Preferred Securities have been classified as long-term as of September 30, 2002. Since the Company exercised its right to defer dividend payments, it is unable under the terms of these securities to, among other things, pay dividends on or reacquire its capital stock during the deferral period. However, the Company is permitted to reacquire the Convertible Preferred Securities during the deferral period.

     During the second quarter of 2002, TIMET Savoie, S.A. ("TIMET Savoie"), the Company's 70% owned consolidated French subsidiary, paid a dividend, of which $1.1 million was paid to Compagnie Europeene du Zirconium-CEZUS, the 30% minority owner in TIMET Savoie.

Note 12 - Other income and other expense

                                                          Three months ended                 Nine months ended
                                                             September 30,                      September 30,
                                                    -------------------------------    -------------------------------
                                                         2002             2001              2002              2001
                                                    --------------   --------------    --------------    -------------
                                                                              (In thousands)

Other income:
  Dividends and interest income                     $         16     $      1,717      $        105      $      5,268
  Boeing settlement, net of legal fees                         -                -                 -            73,000
  Boeing take-or-pay                                      10,540                -            12,696                 -
  Foreign exchange gain (loss)                                50             (365)             (292)               73
  Restructuring credit                                         -                -                 -               220
  Other                                                      478                -               699               626
                                                    --------------   --------------    --------------    -------------

                                                    $     11,084     $      1,352      $     13,208      $     79,187
                                                    ==============   ==============    ==============    =============

Other expense:
  Impairment of investment in SMC (Note 3)          $          -     $          -      $     27,500      $          -
  Surety bond guarantee (Note 14)                            918                -               918                 -
  Other                                                       66               90               838                90
                                                    --------------   --------------    --------------    -------------

                                                    $        984     $         90      $     29,256      $         90
                                                    ==============   ==============    ==============    =============

     Pursuant to the Boeing settlement, the Company received a cash payment of $82 million in the second quarter of 2001. The Company's 2001 results reflect approximately $73 million (cash settlement less legal fees) as other operating income.

     The terms of the amended Boeing LTA allow Boeing to purchase up to 7.5 million pounds of titanium product annually from TIMET through 2007, but limit TIMET's maximum quarterly volume obligation to 3.0 million pounds. The LTA is structured as a take-or-pay agreement such that, beginning in calendar year 2002, Boeing forfeits $3.80 per pound of its advance payment in the event that its orders for delivery are less than 7.5 million pounds in any given calendar year. The Company recognizes income to the extent Boeing's year-to-date orders for delivery plus TIMET's maximum quarterly volume obligations for the remainder of the year total less than 7.5 million pounds. This income is recognized as other operating income and is not included in sales revenue, sales volume or gross margin. Based on actual purchases of approximately 1.2 million pounds through September 30, 2002 (.9 million pounds through the second quarter 2002 and .3 million pounds in the third quarter 2002) and the Company's contractual maximum volume obligation of 3.0 million pounds for the remainder of the year, the Company recognized $10.5 million of income in the third quarter of 2002 ($12.7 million for the nine months ended September 30, 2002) related to the take-or-pay provisions for 3.3 million pounds that the Company is no longer obligated to provide under the LTA in 2002. Recognition of the take-or-pay income reduces the Boeing customer advance as described in Note 9.

Note 13 - Income taxes

                                                                                         Nine months ended
                                                                                           September 30,
                                                                              ----------------------------------------
                                                                                    2002                  2001
                                                                              ------------------    ------------------
                                                                                          (In thousands)

Expected income tax (benefit) expense, at 35%                                 $       (16,689)      $        20,577
Non-U.S. tax rates                                                                        823                   407
U.S. state income taxes, net                                                              186                 1,092
Extraterritorial income exclusion                                                        (280)                 (346)
Dividends received deduction                                                                -                  (974)
Change in valuation allowance:
  Effect of change in tax law                                                          (1,797)                    -
  Adjustment of deferred tax valuation allowance                                       16,367                  (103)
Other, net                                                                                 78                    40
                                                                              ------------------    ------------------

                                                                              $        (1,312)      $        20,693
                                                                              ==================    ==================

     During the first quarter of 2002, the Job Creation and Worker Assistance Act of 2002 (the "JCWA Act") was signed into law. The Company benefits from certain provisions of the JCWA Act, which liberalized certain net operating loss ("NOL") and alternative minimum tax ("AMT") restrictions. Prior to the law change, NOLs could be carried back two years and forward 20 years. The JCWA Act increases the carryback period for losses generated in 2001 and 2002 to five years with no change to the carryforward period. In addition, losses generated in 2001 and 2002 can be carried back and offset against 100% of a taxpayer's alternative minimum taxable income ("AMTI"). Prior to the law change, an NOL could offset no more than 90% of a taxpayer's AMTI. The suspension of the 90% limitation is also applicable to NOLs carried forward into 2001 and 2002. Based on these changes, the Company recognized $1.8 million of refundable U.S. income taxes during the first quarter of 2002.

     At September 30, 2002, the Company had, for U.S. federal income tax purposes, NOL carryforwards of approximately $100 million that expire between 2020 and 2022. At September 30, 2002, the Company had AMT credit carryforwards of approximately $4 million, which can be utilized to offset regular income taxes payable in future years. The AMT credit carryforward has an indefinite carryforward period. At September 30, 2002, the Company had the equivalent of a $15 million NOL carryforward in the United Kingdom and a $2 million NOL carryforward in Germany, both of which have indefinite carryforward periods.

Note 14 - Commitments and contingencies

     For additional information concerning certain legal proceedings and contingencies related to the Company, see (i) Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations and
(ii) the 2001 Annual Report on Form 10K.

     Long-term agreements. The Company has LTAs with certain major aerospace customers, including, but not limited to, Boeing, Rolls-Royce plc, United Technologies Corporation (Pratt & Whitney and related companies) and Wyman-Gordon Company (a unit of Precision Castparts Corporation). These agreements initially became effective in 1998 and 1999 and expire in 2007 through 2008, subject to certain conditions. The LTAs generally provide for (i) minimum market shares of the customers' titanium requirements or firm annual volume commitments and (ii) fixed or formula-determined prices generally for at least the first five years. Generally, the LTAs require the Company's service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types. In certain events of nonperformance by the Company, the LTAs may be terminated early.
Additionally, under a group of related LTAs (which group represents approximately 15% of the Company's 2001 sales revenue) which currently have fixed prices that convert to formula-derived prices in 2004, the customer may terminate the agreement as of the end of 2003 if the effect of the initiation of formula-derived pricing would cause such customer "material harm." If any of such agreements were to be terminated by the customer on this basis, it is possible that some portion of the business represented by that LTA would continue on a non-LTA basis. However, the termination of one or more of such agreements by the customer in such circumstances could result in a material and adverse effect on the Company's business, results of operations, consolidated financial condition or liquidity.

     During 2001, the Company recorded a charge of $3.0 million relating to a titanium sponge supplier's agreement to renegotiate certain components, including minimum purchase commitments for 1999 through 2001, of an LTA entered into in 1997. As of September 30, 2002 and December 31, 2001, $1.9 and $2.0 of this amount remained accrued and unpaid, respectively. In September 2002, the Company entered into a new LTA with this supplier, effective from January 1, 2002 through December 31, 2007. This new LTA replaced and superceded the 1997 LTA. The new LTA requires minimum annual purchases by the Company of approximately $10 million.

     Environmental matters. In 1999, TIMET and certain other companies (the "Steering Committee Companies") that currently have or formerly had operations within a Henderson, Nevada industrial complex (the "BMI Complex") entered into a series of agreements with BMI and certain related companies pursuant to which, among other things, BMI assumed responsibility for the conduct of soils remediation activities on the properties described, including the responsibility to complete all outstanding requirements pertaining to such activities under existing consent agreements with the Nevada Division of Environmental Protection. The Company contributed $2.8 million to the cost of this remediation (which payment was charged against accrued liabilities). The Company also agreed to convey to BMI certain lands owned by the Company adjacent to its plant site (the "TIMET Pond Property") upon payment by BMI of the cost to design, purchase, and install the technology and equipment necessary to allow the Company to stop discharging liquid and solid effluents and co-products onto the TIMET Pond Property (BMI will pay 100% of the first $15.9 million cost for this project, and TIMET agreed to contribute 50% of the cost in excess of $15.9 million, up to a maximum payment by TIMET of $2 million). The Company, BMI and the other
Steering Committee Companies are continuing investigation with respect to certain additional issues associated with the properties described above, including any possible groundwater issues at the BMI Complex and the TIMET Pond Property.

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

     At September 30, 2002, the Company had accrued an aggregate of $3.7 million for environmental matters, including those discussed above. The Company records liabilities related to environmental remediation obligations when estimated losses, including estimated legal fees, are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated losses are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

     Legal proceedings. In September 2000, the Company was named in an action filed by the U.S. Equal Employment Opportunity Commission in Federal District Court in Las Vegas, Nevada (U.S. Equal Employment Opportunity Commission v. Titanium Metals Corporation, CV-S-00-1172DWH-RJJ). The complaint, as amended, alleges that several female employees at the Company's Henderson, Nevada plant were the subject of sexual harassment and retaliation. The Company is vigorously defending this action and has filed a motion for summary judgment. Such motion has not yet been acted on by the court.

     At September 30, 2002, the Company had accrued an aggregate of $.6 million for expected costs related to various legal proceedings, including the above. The Company records liabilities related to legal proceedings when estimated losses, including estimated legal fees, are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future costs are not discounted to their present value. It is not possible to estimate the range of costs for certain matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to matters as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional legal proceedings will not arise in the future.

     Other. TIMET is the primary obligor on two workers' compensation bonds issued on behalf of a former subsidiary, Freedom Forge Corporation ("Freedom Forge"), which TIMET sold in 1989. The bonds were provided as part of the conditions imposed on Freedom Forge in order to self-insure its workers' compensation obligations. Each of the bonds has a maximum obligation of $1.5 million. Freedom Forge filed for Chapter 11 bankruptcy protection on July 13, 2001, and discontinued payment on the underlying workers' compensation claims in November 2001. During the third quarter of 2002, TIMET received notices that the issuers of the bonds have been required to make payments on one of the bonds in respect to certain of these claims and have requested reimbursement from TIMET for claims paid through September 17, 2002 in the amount of approximately $.3 million, which TIMET has recorded in accounts payable at September 30, 2002. In addition, TIMET may be liable for up to an additional $1.2 million on this bond if further claims are filed. Based upon current loss projections, TIMET anticipates payouts of at least an additional $.6 million under this bond and has recorded such amount in accrued liabilities at September 30, 2002. All costs under this bond have been recorded as other non-operating expenses. At this time the Company understands that no claims have been paid under the second bond, and no such payments are currently anticipated. Accordingly, no accrual has been recorded for potential claims that could be filed under the second bond. TIMET may revise its estimated liability under these bonds in the future.

     In March 2001, the Company was notified by one of its customers that a product the customer manufactured from standard grade titanium produced by the Company contained what has been confirmed to be a tungsten inclusion. At the present time, the Company is aware of six standard grade ingots that have been demonstrated to contain tungsten inclusions. Based upon the Company's assessment of possible losses, TIMET recorded an aggregate charge to cost of sales for this matter of $3.3 million during 2001 (of which $2.8 million was recorded in the second quarter of 2001). During 2001, the Company charged $.3 million against this accrual to write down its remaining on-hand inventory and made $.3 million in settlement payments, resulting in a $2.7 million accrual as of December 31, 2001 for potential future claims. During 2002, the Company has made settlement payments aggregating $.2 million. Additionally, the Company revised its estimate of the most likely amount of loss to be incurred, resulting in a charge of $.2 million to cost of sales in the second quarter of 2002. As of September 30, 2002, $2.7 million is accrued for pending and potential future claims. This amount represents the Company's best estimate of the most likely amount of loss to be incurred. This amount does not represent the maximum possible loss, which is not possible for the Company to estimate at this time, and may be periodically revised in the future as more facts become known. As of September 30, 2002, the Company has received claims aggregating approximately $5 million and has made settlement payments aggregating $.5 million. Pending claims are being investigated and negotiated. The Company believes that certain claims are without merit or can be settled for less than the amount of the original claim. There is no assurance that all potential claims have yet been submitted to the Company. The Company has filed suit seeking full recovery from its silicon supplier for any liability the Company might incur, although no assurances can be given that the Company will ultimately be able to recover all or any portion of such amounts. The Company has not recorded any recoveries related to this matter as of September 30, 2002.

     As a consequence of uncertainties surrounding both the titanium and commercial aerospace industries and broader economic conditions, the Company believes assessments of long-lived asset recoverability, as required under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that may result in charges for asset impairments could occur in the fourth quarter of 2002. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment, may not be recoverable, the Company prepares an evaluation comparing the carrying amount of the assets to the undiscounted expected future cash flows of the assets or asset group. If this comparison indicates that the carrying amount is not recoverable, the amount of the impairment would typically be calculated using discounted expected future cash flows or appraised values. All relevant factors are considered in determining whether an impairment exists and charges for asset impairments, if any, are recorded when reasonably estimable. Such potential future charges, if any, could be material.

     The Company is involved in various environmental, contractual, product liability and other claims, disputes and litigation incidental to its business including those discussed above. While management, including internal counsel, currently believes that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position, liquidity or overall trends in results of operations, all such matters are subject to inherent uncertainties. Were an unfavorable outcome to occur in any given period, it is possible that it could have a material adverse impact on the results of operations or cash flows in a particular period.

Note 15 - Earnings (loss) per share

     Basic earnings (loss) per share is based on the weighted average number of unrestricted common shares outstanding during each period. Diluted earnings
(loss) per share reflect the dilutive effect of common stock options, restricted stock and the assumed conversion of the Convertible Preferred Securities, if applicable. The assumed conversion of the Convertible Preferred Securities was omitted from the diluted earnings (loss) per share calculation for the three and nine months ended September 30, 2002 and for the nine months ended September 30, 2001 because the effect was antidilutive. Had the Convertible Preferred Securities not been antidilutive, diluted losses would have been decreased by $3.3 million and $10.0 million for the three and nine months ended September 30, 2002, respectively and by $2.1 million and $6.8 million for the three and nine months ended September 30, 2001. Diluted average shares outstanding would have been increased by 5.4 million shares for each of these periods. Stock options and restricted shares omitted from the calculation because they were antidilutive approximated 1.5 million for the three and nine months ended September 30, 2002. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below.

                                                          Three months ended                 Nine months ended
                                                            September 30,                      September 30,
                                                    -------------------------------    -------------------------------
                                                        2002              2001             2002              2001
                                                    --------------    -------------    --------------    -------------
                                                            (In thousands)                     (In thousands)
Numerator:
   Net (loss) income                                $     (9,148)     $      4,340     $   (101,885)     $     30,276
                                                    ==============    =============    ==============    =============

Denominator:
   Average common shares outstanding                      31,611            31,539           31,586            31,486
   Average dilutive stock options and
     restricted shares                                         -               225                -               274
                                                    --------------    -------------    --------------    -------------

   Diluted shares                                         31,611            31,764           31,586            31,760
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

     The Company will adopt SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, no later than January 1, 2003 for exit or disposal activities initiated on or after the date of adoption. Under SFAS No. 146, costs associated with exit activities, as defined, that are covered by the scope of SFAS No. 146 are recognized and measured initially at fair value, generally in the period in which the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Costs covered by the scope of SFAS No. 146 include termination benefits provided to employees, costs to consolidate facilities or relocate employees, and costs to terminate contracts (other than a capital lease). The Company currently believes the adoption of this standard will have no material effect on the Company's results of operations, consolidated financial position or liquidity.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table summarizes certain components of the Company's results for the three and nine-month periods ended September 30, 2002 and 2001. The discussion that follows regarding the Company's results frequently refers to segment information that is presented in Note 2 to the Consolidated Financial Statements and should be read in conjunction with that information and information contained in the Outlook section and elsewhere. Average selling prices per kilogram, as reported by the Company, reflect the net effects of changes in selling prices, currency exchange rates, customer and product mix. Accordingly, average selling prices are not necessarily indicative of any one factor. In the following discussion, the Company has attempted to adjust for the effects of changes in mix when referring to the percentage change in selling prices from period to period.

                                                         Three months ended                  Nine months ended
                                                            September 30,                      September 30,
                                                   --------------------------------    -------------------------------
                                                       2002              2001              2002             2001
                                                   --------------    --------------    --------------   --------------
                                                          ($ in thousands)                    ($ in thousands)

Net sales                                          $   82,794          $  126,437         $ 281,529        $  370,479
Gross margin                                           (4,940)             20,836             1,592            24,618
Operating (loss) income                                (4,366)              9,964           (16,091)           56,757

Percent of net sales:
   Gross margin                                           -6%                16%                 1%               7%

Percent change in:
     Mill product sales volume                            -33                                   -26
     Mill product selling prices (1)                       -1                                    +4
     Melted product sales volume                          -54                                   -45
     Melted product selling prices (1)                     -5                                    +2

----------------------------------------------------------------------------------------------------------------------
(1) Change expressed in billing currencies and mix adjusted.

     Third quarter of 2002 compared to third quarter of 2001. Sales of $82.8 million in the third quarter of 2002 were 35% lower than the year-ago period due principally to the net effects of a 33% decrease in mill product volume, a 54% decrease in melted product volume and changes in customer and product mix. The Company's estimated shipment volume to the commercial aerospace sector declined approximately 40% during the third quarter of 2002 compared to the third quarter of 2001. Mill product selling prices increased 2% (expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the period) while melted product selling prices decreased 5%. In billing currencies (which exclude the effects of foreign currency translation), mill product selling prices decreased 1% from the year ago period.

     Gross margin (net sales less cost of sales) was negative 6% of sales for the third quarter of 2002 compared to 16% in the year-ago period. Gross margin was significantly affected by the decline in sales volume and the impact of lower plant operating rates. As the Company reduces production volume in response to reduced order demand, certain manufacturing overhead costs decrease at a slower rate and to a lesser extent than production volume changes, generally resulting in higher costs relative to production levels. Average plant operating rates declined from approximately 85% of capacity in the 2001 period compared to 45% in the 2002 period. Due to present business conditions, including a number of customer order cancellations, the Company recorded provisions for excess inventories of approximately $3.0 million in the 2002 period compared to approximately $.3 million in the 2001 period. Severance costs of approximately $2.2 million related to the Company's third quarter 2002 program to reduce global employment levels by 300 people or approximately 13% of the workforce were substantially offset by a revision of the Company's previously estimated incentive compensation for 2002. The 2001 period was adversely impacted by goodwill amortization of $1.1 million. As required by SFAS No. 142, and effective January 1, 2002, the Company no longer amortizes its goodwill on a periodic basis. See Note 5 to the Consolidated Financial Statements.

     Selling, general, administrative and development expenses during the third quarter of 2002 decreased by approximately 7% from year-ago levels, principally as a result of lower personnel related costs.

     Equity in earnings of joint ventures during the third quarter of 2002 was $.4 million lower than the year-ago period principally due to a decrease in earnings of VALTIMET, the Company's minority-owned welded tube joint venture.

     Other income (expense), net during the third quarter of 2002 was $11.0 million higher than the year-ago period principally due to $10.5 million of other income recognized related to the take-or-pay provisions of the Boeing LTA entered into in 1997 and as subsequently amended. The terms of the amended Boeing LTA allow Boeing to purchase up to 7.5 million pounds of titanium product annually from TIMET in years 2002 through 2007, but limit TIMET's maximum quarterly volume obligation to 3.0 million pounds. The Company recognizes income to the extent Boeing's year-to-date orders for delivery plus TIMET's maximum quarterly volume obligations for the remainder of the year total less than 7.5 million pounds. This income is recognized as other operating income and is not included in sales revenue, sales volume or gross margin. Based on actual purchases of approximately 1.2 million pounds through September 30, 2002 (.9 million pounds through the second quarter 2002 and .3 million pounds in the third quarter 2002) and the Company's contractual maximum volume obligation of
3.0 million pounds for the remainder of the year, the Company recognized $10.5 million of other income in the third quarter of 2002 related to the take-or-pay provisions for the 3.3 million pounds of material that the Company is no longer obligated to provide under the LTA in 2002.

     First nine months of 2002 compared to first nine months of 2001. Sales of $281.5 million for the nine months ended September 30, 2002 were 24% lower than the year-ago period due principally to the net effects of a 26% decrease in mill product volume, a 45% decrease in melted product volume and changes in customer and product mix. The Company's estimated shipment volume to the commercial aerospace sector declined approximately 35% during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Mill product selling prices increased 5% (expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the period) while melted product selling prices increased 2%. In billing currencies (which exclude the effects of foreign currency translation), mill product selling prices increased 4% from the year ago period; however, both mill and melted product market selling prices on new orders have been trending downward during 2002.

     Gross margin was 1% of sales for the nine months ended September 30, 2002 compared to 7% in the year-ago period. Gross margin was significantly affected by the decline in sales volume and the impact of lower plant operating rates. Average plant operating rates declined from approximately 75% of capacity in the 2001 period compared to approximately 55% in the 2002 period. Due to business conditions during 2002, including a number of customer order cancellations, the Company recorded provisions for excess inventories of approximately $3.3 million in the 2002 period compared to approximately $1.6 million in the 2001 period. Severance costs of approximately $3.0 million related to global workforce reductions undertaken throughout 2002 were recorded during the nine months ended September 30, 2002. Gross margin for the nine months ended September 30, 2001 was adversely impacted by $10.8 million of equipment impairment charges and $3.8 million of estimated costs related to the tungsten matter described below. The 2001 period was also adversely impacted by goodwill amortization of $3.5 million. As required by SFAS No. 142, effective January 1, 2002, the Company no longer amortizes its goodwill on a periodic basis. See Note 5 to the Consolidated Financial Statements.

     In March 2001, the Company was notified by one of its customers that a product the customer manufactured from standard grade titanium produced by the Company contained what has been confirmed to be a tungsten inclusion. At the present time, the Company is aware of six standard grade ingots that have been demonstrated to contain tungsten inclusions. Based upon the Company's assessment of possible losses, TIMET recorded an aggregate charge to cost of sales for this matter of $3.3 million during 2001. During 2001, the Company charged $.3 million against this accrual to write down its remaining on-hand inventory and made $.3 million in settlement payments, resulting in a $2.7 million accrual as of December 31, 2001 for potential future claims. During 2002, the Company has made settlement payments aggregating $.2 million. Additionally, the Company has revised its estimate of the most likely amount of loss to be incurred, resulting in a charge of $.2 million to cost of sales in the second quarter of 2002. As of September 30, 2002, $2.7 million is accrued for pending and potential future claims. This amount represents the Company's best estimate of the most likely amount of loss to be incurred. This amount does not represent the maximum possible loss, which is not possible for the Company to estimate at this time, and may be periodically revised in the future as more facts become known. As of September 30, 2002 the Company has received claims aggregating approximately $5 million and has made settlement payments aggregating $.5 million. Pending claims are being investigated and negotiated. The Company believes that certain claims are without merit or can be settled for less than the amount of the original claim. There is no assurance that all potential claims have yet been submitted to the Company. The Company has filed suit seeking full recovery from its silicon supplier for any liability the Company might incur, although no assurances can be given that the Company will ultimately be able to recover all or any portion of such amounts. The Company has not recorded any recoveries related to this matter as of September 30, 2002.

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

     Selling, general, administrative and development expenses for the nine months ended September 30, 2002 decreased by approximately 2% from year-ago levels (excluding $10.3 million of incentive compensation related to the Boeing settlement in the 2001 period), principally as a result of lower personnel related costs, partially offset by higher selling and marketing costs.

     Equity in earnings of joint ventures during the nine months ended September 30, 2002 was $.2 million lower than the year ago period principally due to a decrease in earnings of VALTIMET.

     Other income (expense), net during the nine months ended September 30, 2002 was $60.6 million lower than the year-ago period principally due to the recognition of $73.0 million of income in the 2001 period related to settlement of the litigation between TIMET and Boeing related to the parties' LTA entered into in 1997. During the nine months ended September 30, 2002, the Company recognized $12.7 million of other income related to the take-or-pay provisions of the Boeing LTA, as amended.

     General corporate income (expense). General corporate income (expense) for the three and nine months ended September 30, 2001 includes interest income and dividend income on $80 million of non-voting preferred securities of Special Metals Corporation ("SMC"), which accrued at an annual rate of 6.625%. No interest income or dividend income relating to these securities was recognized during the three and nine months ended September 30, 2002. On March 27, 2002, SMC and its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Company undertook an assessment of its investment in SMC with the assistance of an external valuation specialist and recorded a $27.5 million impairment charge during the first quarter of 2002 for an other than temporary decline in the estimated fair value of its investment in SMC. This charge reduced the Company's carrying amount of its investment in SMC to zero. See Note 3 to the Consolidated Financial Statements.

     TIMET is the primary obligor on two workers' compensation bonds issued on behalf of a former subsidiary, Freedom Forge Corporation ("Freedom Forge"), which TIMET sold in 1989. The bonds were provided as part of the conditions imposed on Freedom Forge in order to self-insure its workers' compensation obligations. Each of the bonds has a maximum obligation of $1.5 million. Freedom Forge filed for Chapter 11 bankruptcy protection on July 13, 2001, and discontinued payment on the underlying workers' compensation claims in November 2001. During the third quarter of 2002, TIMET received notices that the issuers of the bonds have been required to make payments on one of the bonds in respect to certain of these claims and have requested reimbursement from TIMET for claims paid through September 17, 2002 in the amount of approximately $.3 million, which TIMET has recorded in accounts payable at September 30, 2002. In addition, TIMET may be liable for up to an additional $1.2 million on this bond if further claims are filed. Based upon current loss projections, TIMET anticipates payouts of at least an additional $.6 million under this bond and has recorded such amount in accrued liabilities at September 30, 2002. All costs under this bond have been recorded as general corporate expenses. At this time the Company understands that no claims have been paid under the second bond, and no such payments are currently anticipated. Accordingly, no accrual has been recorded for potential claims that could be filed under the second bond. TIMET may revise its estimated liability under these bonds in the future.

     Interest expense. Interest expense during the three months ended September 30, 2002 was higher than in the comparable period in 2001, primarily due to higher average debt levels partially offset by lower interest rates during the 2002 period. Interest expense during the nine months ended September 30, 2002 was lower than in the comparable period in 2001, primarily due to lower average debt levels and lower interest rates during the 2002 period.

     Income taxes. During the first quarter of 2002, the Job Creation and Worker Assistance Act of 2002 (the "JCWA Act") was signed into law. The Company benefits from certain provisions of the JCWA Act, which liberalized certain net operating loss ("NOL") and alternative minimum tax restrictions. Prior to the law change, NOLs could be carried back two years and forward 20 years. The JCWA Act increases the carryback period for losses generated in 2001 and 2002 to five years with no change to the carryforward period. In addition, losses generated in 2001 and 2002 can be carried back and offset against 100% of a taxpayer's alternative minimum taxable income ("AMTI"). Prior to the law change, an NOL could offset no more than 90% of a taxpayer's AMTI. The suspension of the 90% limitation is also applicable to NOLs carried forward into 2001 and 2002. Based on these changes, the Company recognized $1.8 million of refundable U.S. income taxes during the first quarter of 2002.

     The Company operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income can impact the Company's overall effective tax rate. The Company's income tax rate approximated the U.S. statutory rate during the three and nine months ended September 30, 2001. For the three and nine months ended September 30, 2002, the Company's income tax rate varied from the U.S. statutory rate primarily due to an increase in the deferred tax valuation allowance related to the Company's tax attributes that did not meet the "more-likely-than-not" recognition criteria during that period. See Note 13 to the Consolidated Financial Statements.

     Minority interest. Dividend expense related to the Company's 6.625% Convertible Preferred Securities approximates $3.3 million per quarter and is reported as minority interest. For the three and nine months ended September 30, 2001, this expense was recorded net of allocable income taxes; however, as a result of the Company's decision to increase its deferred tax valuation allowance, this expense was reported pre-tax for the three and nine months ended September 30, 2002. In addition, during the nine months ended September 30, 2001, the Company recorded an additional $.5 million of pretax dividend expense related to dividends in arrears. Other minority interest relates primarily to the 30% interest in TIMET Savoie, S.A. held by Compagnie Europeene du Zirconium-CEZUS, S.A. ("CEZUS").

     Cumulative effect of change in accounting principle. On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized on a periodic basis, but instead is subject to a two-step impairment test to be performed on at least an annual basis. In order to test for transitional impairment, SFAS No. 142 required the Company to identify its reporting units and determine the carrying amount of each reporting unit by assigning its assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company determined that it operates one reporting unit, as that term is defined by SFAS No. 142, consisting of the Company in total. The first step of the impairment test required the Company to determine the fair value of its reporting unit and compare it to that reporting unit's carrying amount. This evaluation was completed with the assistance of an external valuation specialist and considered a combination of fair value indicators including quoted market prices, prices of comparable businesses and discounted cash flows. The evaluation, which was completed during the second quarter of 2002, indicated that the Company's recorded goodwill might be impaired and required the Company to complete the second step of the impairment test.

     The second step of the impairment test, which was completed during the third quarter of 2002, required the Company to compare the implied fair value of its reporting unit's goodwill with the carrying amount of that goodwill. With the assistance of the external valuation specialist utilized in the step one testing, the Company determined the implied fair value of its goodwill was zero. Accordingly, the Company recorded a non-cash goodwill impairment charge of $44.3 million, representing the entire balance of the Company's recorded goodwill at January 1, 2002. There was no income tax benefit associated with this charge. While the goodwill associated with the Company's U.S. operations is deductible for income tax purposes, the Company does not currently recognize an income tax benefit associated with its U.S. losses. In addition the goodwill associated with the Company's European operations is not deductible for income tax purposes. Pursuant to the transition requirements of SFAS No. 142, this charge has been reported in the Company's Consolidated Statements of Operations as a cumulative effect of a change in accounting principle as of January 1, 2002. The effect of the change in accounting principle on the first quarter of 2002 was to increase the Company's first quarter net loss by $44.3 million, or $1.40 per share, to $80.4 million, or $2.55 per share. The change had no effect on the second or third quarters of 2002.

     Supplemental information. Approximately 43% of the Company's sales originated in Europe for the nine months ended September 30, 2002, of which approximately 60% were denominated in currencies other than the U.S. dollar, principally the British pound and the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for the Company's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of the Company's European subsidiaries are those of their respective countries; thus, the U.S. dollar value of these subsidiaries' sales and costs denominated in currencies other than their functional currency, including sales and costs denominated in U.S. dollars, are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of the Company's European operations may be in U.S. dollars or in functional currencies. The Company's export sales from the U.S. are denominated in U.S. dollars and as such are not subject to currency exchange rate fluctuations.

     The Company does not use currency contracts to hedge its currency exposures. At September 30, 2002, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $28.5 million and $32.2 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable, accounts payable and borrowings.

     In July 2002, the Company successfully negotiated new three-year labor agreements with its labor unions at its Toronto, Ohio facility.

     Outlook. The Outlook section contains a number of forward-looking statements, all of which are based on current expectations, and exclude the potential effect of special and other charges related to restructurings, asset impairments, valuation allowances, changes in accounting principles and similar items, unless otherwise noted. Undue reliance should not be placed on forward-looking statements. Actual results may differ materially. See Notes 1, 12, 14 and 16 to the Consolidated Financial Statements regarding commitments, contingencies, legal, environmental and other matters, which could materially affect the Company's future business, results of operations, consolidated financial position and liquidity.

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

     The Airline Monitor, a leading aerospace publication, traditionally issues forecasts for commercial aircraft deliveries each January and July. The Airline Monitor's most recently issued forecast, July 2002, for deliveries of large commercial aircraft is for 675 in 2002, 595 in 2003, 525 in 2004, 495 in 2005,
565 in 2006 and 685 in 2007. The demand for titanium generally precedes aircraft deliveries by about one year and can be significantly affected by both excess inventory accumulation and its subsequent absorption. Based on The Airline Monitor's July 2002 forecast and the Company's projected changes in supply chain inventory levels, the Company anticipates a cyclical trough in titanium demand may occur in 2003 with a gradual recovery beginning thereafter. However, adverse world events, including terrorist activities and conflicts in the Middle East, Iraq or elsewhere, could have a significant adverse impact on the financial health of commercial airlines and economic growth in the U.S. and other regions of the world. Any such events, which are not contemplated in the Company's outlook, could prolong and exacerbate the current commercial aerospace downturn and have broader economic consequences.

     The Company's backlog of unfilled orders was approximately $165 million at September 2002, compared to $145 million at June 2002 and $315 million at September 2001. Substantially all of the September 2002 backlog is scheduled to be shipped within the next 12 months. However, the Company's order backlog may not be a reliable indicator of future business activity. Since September 11, 2001, the Company has received a number of deferrals and cancellations of previously scheduled orders and believes such requests will continue throughout 2002.

     Although the current business environment makes it difficult to predict the Company's future financial performance, the Company expects its sales revenue for the full year 2002 to range from $360 million to $370 million, reflecting the combined effects of decreases in sales volume, softening of market selling prices and changes in customer and product mix. Compared to 2001, mill product sales volume is expected to decline about 25% to about 9,000 metric tons. Melted product sales volume is expected to decline 40% to about 2,600 metric tons. The reduction of overall sales volume in 2002 is principally driven by the anticipated decline of 40% in commercial aerospace sales volume compared to 2001, partly offset by sales volume growth to other markets. The Company expects market selling prices on new orders to continue to soften throughout the fourth quarter of 2002. The Company's forecast anticipates that Boeing will purchase about 1.4 million pounds of product under the LTA in 2002. At that level, the Company expects to recognize about $23 million of income under the Boeing agreement's take or pay provisions for the full year 2002. Those earnings are included in operating income, but are not included in sales revenue, sales volume or gross margin.

     The Company currently anticipates gross margin as a percent of sales for the full year 2002 will be between negative 1% and negative 4%. Selling, general, administrative and development expense should be approximately $43 million. Interest expense should approximate $4 million. The Company's consolidated effective book tax rate is expected to be about 5%, but could vary significantly with the geographic mix of income. Minority interest on the Company's Convertible Preferred Securities should approximate $13 million. The Company presently expects an operating loss of $25 million to $30 million and a net loss before the cumulative effect of changes in accounting principle and the previously reported impairment charge related to SMC of $45 million to $50 million in 2002.

     The Company expects cash flow from operations in 2002 to be approximately negative $25 million. This is influenced by the effect in 2002 of the $28.5 million cash advance that the Company received from Boeing in December 2001 that related to contract year 2002. That receipt created a customer advance for the same amount at year-end 2001. The customer advance is being reduced during 2002 as product shipments are made and as the take-or-pay benefits are earned. The advance for calendar year 2003 will not be received until early in 2003. Cash flow from operations in the near-term is also expected to be affected by increased payments to fund employee retirement benefits resulting from decreases in the value of underlying plan assets and early retirements, the deferral of dividend payments on the Company's Convertible Preferred Securities and reductions of inventory levels. Capital expenditures for 2002 are expected to be approximately $9 million. Depreciation and amortization should approximate $37 million.

     For the fourth quarter of 2002, the Company expects sales revenue to range between $75 million and $85 million. Mill product sales volume is expected to be about 2,200 metric tons and melted product sales volume should be about 700 metric tons. Gross margin as a percent of sales in the fourth quarter is expected to range between negative 6% and negative 12%. Selling, general, administrative and development expense in the fourth quarter should be about $10 million. The Company expects to recognize an additional $10 million of operating income related to the take-or-pay provisions of the amended Boeing LTA during the fourth quarter. Interest expense should approximate $1 million while minority interest on the Company's Convertible Preferred Securities should approximate $3.3 million. With these estimates, the Company expects an operating loss in the fourth quarter of 2002 of between $5 million and $10 million, and a net loss of between $10 million and $15 million.

     The Company's outlook for 2003 is for a continuing difficult business environment reflecting the severe downturn in the commercial aerospace industry and sluggish economy. The commercial aerospace sector is the major source of demand for the Company's products. Although workforce reduction actions in 2002 are expected to result in annual savings between $12 million and $15 million, early expectations are that the Company's sales revenue and financial results during 2003 may be similar to 2002. However, the Company is conscious of the meaningful risks posed by the continuing war on terrorism, and potential conflicts in the Middle East, Iraq and elsewhere. These and other adverse world events could prolong and exacerbate the current commercial aerospace downturn and have broader economic consequences.

     As a consequence of uncertainties surrounding both the titanium and commercial aerospace industries and broader economic conditions, the Company believes assessments of long-lived asset recoverability, as required under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that may result in charges for asset impairments could occur in the fourth quarter of 2002. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment, may not be recoverable, the Company prepares an evaluation comparing the carrying amount of the assets to the undiscounted expected future cash flows of the assets or asset group. If this comparison indicates that the carrying amount is not recoverable, the amount of the impairment would typically be calculated using discounted expected future cash flows or appraised values. All relevant factors are considered in determining whether an impairment exists and charges for asset impairments, if any, are recorded when reasonably estimable. Such potential future charges, if any, could be material.

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

     The Company will adopt SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, no later than January 1, 2003 for exit or disposal activities initiated on or after the date of adoption. Under SFAS No. 146, costs associated with exit activities, as defined, that are covered by the scope of SFAS No. 146 are recognized and measured initially at fair value, generally in the period in which the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Costs covered by the scope of SFAS No. 146 include termination benefits provided to employees, costs to consolidate facilities or relocate employees, and costs to terminate contracts (other than a capital lease). The Company currently believes the adoption of this standard will have no material effect on the Company's results of operations, consolidated financial position or liquidity.

     Future results of operations and other forward-looking statements contained in this Outlook involve a number of substantial risks and uncertainties that could significantly affect expected results. Actual results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission ("SEC") which include, but are not limited to, the cyclicality of the commercial aerospace industry, the performance of aerospace manufacturers and the Company under their LTAs, the renewal of certain LTAs, the difficulty in forecasting demand for titanium products, global economic and political conditions, global productive capacity for titanium, changes in product pricing and costs, the impact of long-term contracts with vendors on the ability of the Company to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, fluctuations in currency exchange rates, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product development, the supply of raw materials and services, changes in raw material and other operating costs (including energy costs), possible disruption of business or increases in the cost of doing business resulting from war or terrorist activities and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash flows provided by operating, investing and financing activities are presented below. The following discussion should be read in conjunction with the Consolidated Financial Statements and information contained in the Outlook section and elsewhere.

                                                                                        Nine months ended
                                                                                          September 30,
                                                                            ------------------------------------------
                                                                                   2002                   2001
                                                                            -------------------    -------------------
                                                                                         (In thousands)
Cash provided (used) by:
   Operating activities:
     Excluding changes in assets and liabilities                            $       (3,018)        $        88,733
     Changes in assets and liabilities                                             (15,632)                (41,140)
                                                                            -------------------    -------------------
                                                                                   (18,650)                 47,593
   Investing activities                                                             (4,765)                 (7,892)
   Financing activities                                                              4,150                 (33,793)
                                                                            -------------------    -------------------

   Net cash provided (used) by operating,
     investing and financing activities                                     $      (19,265)        $         5,908
                                                                            ===================    ===================



     Operating activities. Cash used by operating activities, excluding changes in assets and liabilities, generally followed the trend in operating results. Changes in assets and liabilities reflect primarily the timing of purchases, production and sales and can vary significantly from period to period. Accounts receivable decreased during the nine months of 2002 primarily as a result of reduced sales, which was somewhat offset by an increase in days sales outstanding as certain customers extended their payment terms to the Company. Receivables from related parties decreased in the first nine months of 2002 primarily as a result of cash received from Tremont through an intercorporate services agreement and from a reduction in sales to VALTIMET. Inventories increased in the first nine months of 2002 as a result of production begun by the Company prior to certain customer cancellations and push-outs related to the recent downturn in the commercial aerospace market, the timing of certain raw material purchases and the accelerated production of certain orders as part of the Company's contingency planning for a possible labor disruption at its Toronto plant. This increase was partially offset by an increase in the Company's LIFO reserve and increases in reserves for excess inventories which the Company recorded in response to decreased demand for its products and other changes in business conditions. The Company expects inventory levels to decline during the fourth quarter of 2002. Prepaid expenses and other current assets decreased in the first nine months of 2002 due to the receipt of raw materials for which the Company had made advance payments during 2001 and the ongoing usage of other prepaid assets.

     In October 2002, the Company exercised its right to defer future dividend payments on its Convertible Preferred Securities for a period of up to 20 consecutive quarters. Dividends will continue to accrue at the coupon rate on the principal and unpaid dividends. This deferral is effective beginning with the Company's December 1, 2002 scheduled dividend payment. The Company may consider resuming payment of dividends on the Convertible Preferred Securities once the outlook for the Company's business improves substantially. Since the Company exercised its right to defer dividend payments, it is unable under the terms of these securities to, among other things, pay dividends on or reacquire its capital stock during the deferral period. However, the Company is permitted to reacquire the Convertible Preferred Securities during the deferral period.

     Changes in accounts payable and accrued liabilities reflect, among other things, the timing of payments to suppliers of titanium sponge, titanium scrap and other raw materials purchases. Changes in customer advances reflect the application of customer purchases and the recognition of Boeing-related take-or-pay income during the first nine months of 2002. Under the terms of the amended Boeing LTA, in years 2002 through 2007, Boeing advances TIMET $28.5 million annually, less $3.80 per pound of titanium product purchased by Boeing subcontractors during the preceding year. Effectively, the Company collects $3.80 less from Boeing than the LTA selling price for each pound of titanium product sold directly to Boeing, which reduces the related customer advance recorded by the Company. For titanium products sold to Boeing subcontractors, the Company collects the full LTA selling price, but gives Boeing credit by reducing the next year's annual advance by $3.80 per pound of titanium product sold to Boeing subcontractors. The Company currently estimates that the reduction against the 2003 advance from Boeing will be less than $1 million. The LTA is structured as a take-or-pay agreement such that, beginning in calendar year 2002, Boeing forfeits $3.80 per pound in the event that its orders for delivery are less than 7.5 million pounds in any given calendar year. The Boeing customer advance was reduced by $16.3 million ($3.6 million from purchases directly by Boeing and $12.7 million from recognition of take-or-pay income) to $12.2 million during the first nine months of 2002.

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

     Investing activities. The Company's capital expenditures were $4.8 million for the nine months ended September 30, 2002 compared to $7.9 million for the same period in 2001, principally for capacity enhancements, capital maintenance, and safety and environmental projects.

     Financing activities. Net borrowings of $5.7 million during the nine months ended September 30, 2002 are primarily attributable to increases in working capital (exclusive of cash). Net repayments in the 2001 period were primarily attributable to the Company's litigation settlement with Boeing. The Company also made a $1.1 million dividend payment to CEZUS in the second quarter of 2002.

     Borrowing arrangements. At September 30, 2002, the Company's net debt (cash and cash equivalents less indebtedness, excluding capital lease obligations, Convertible Preferred Securities and deferred dividends thereon) was approximately $14.1 million, consisting of $4.6 million of cash and equivalents and $18.7 million of debt (principally borrowings under the Company's U.S. and U.K. credit agreements). This compares to a net cash position of $12.1 million as of December 31, 2001. During January 2003, the Company expects to receive approximately $27.5 million from Boeing under the terms of the parties' amended LTA, which is expected to be used to reduce outstanding borrowings under the Company's credit agreements.

     On October 23, 2002, the Company amended its existing U.S. asset-based revolving credit agreement, extending the maturity date to February 2006. Under the terms of the amendment, borrowings are limited to the lesser of $90 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). This facility requires the Company's U.S. daily cash receipts to be used to reduce outstanding borrowings, which may then be reborrowed, subject to the terms of the agreement. Interest generally accrues at rates that vary from LIBOR plus 2% to LIBOR plus 2.5%. Borrowings are collateralized by substantially all of the Company's U.S. assets. The credit agreement prohibits the payment of dividends on TIMET's Convertible Preferred Securities if "excess availability," as defined, is less than $25 million, limits additional indebtedness, prohibits the payment of dividends on the Company's common stock if excess availability is less than $40 million, requires compliance with certain financial covenants and contains other covenants customary in lending transactions of this type. Excess availability is essentially unused borrowing availability and is defined as borrowing availability less outstanding borrowings and certain contractual commitments such as letters of credit. Subsequent to the aforementioned amendment, excess availability was approximately $69 million.

     The Company's U.S. credit agreement allows the lender to modify the borrowing base formulas at its discretion, subject to certain conditions. During the second quarter of 2002, the Company's lender elected to exercise such discretion and modified the Company's borrowing base formulas, which reduced the amount that the Company could have borrowed against its inventory and equipment by approximately $7 million. In the event the lender exercises such discretion in the future, such event could have a material adverse impact on the Company's liquidity. Borrowings outstanding under this U.S. facility are classified as a current liability.

     The Company's subsidiary, TIMET UK, has a credit agreement that provides for borrowings limited to the lesser of (pound)30 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). The credit agreement includes a revolving and term loan facility and an overdraft facility (the "U.K. facilities"). Borrowings under the U.K. facilities can be in various currencies including U.S. dollars, British pounds and euros, accrue interest at rates that vary from LIBOR plus 1% to LIBOR plus 1.25% and are collateralized by substantially all of TIMET UK's assets. The U.K. facilities require the maintenance of certain financial ratios and amounts and other covenants customary in lending transactions of this type. The U.K. overdraft facility is subject to annual review in February of each year. Although no assurance can be given, the Company expects the overdraft facility to be renewed for a one-year period in February 2003. In the event the overdraft facility is not renewed, the Company believes it could refinance any outstanding overdraft borrowings under either the revolving or term loan features of the U.K. facility. The U.K. facilities expire in February 2005. As of September 30, 2002, the outstanding balance of the U.K. facilities was approximately $1.3 million with unused borrowing availability of approximately $37 million.

     The Company also has overdraft and other credit facilities at certain of its other European subsidiaries. These facilities accrue interest at various rates and are payable on demand. Unused borrowing availability as of September 30, 2002 under these facilities was approximately $13 million.

     Although excess availability under TIMET's U.S. credit agreement remains above $40 million, no dividends were paid by TIMET during the nine-month periods ended September 30, 2002 and 2001.

     Legal and environmental matters. See Note 14 to the Consolidated Financial Statements for additional discussion of environmental and legal matters.

     Other. On September 9, 2002, Moody's Investor Service lowered its rating on the Company's Convertible Preferred Securities to Caa2 from B3. On September 10, 2002, Standard & Poor's Ratings Services ("S&P") lowered its rating on the Company's Convertible Preferred Securities to CCC- from CCC, and subsequently on October 29, 2002, S&P again lowered its rating to C from CCC-. S&P has further indicated that it will lower its credit rating on these securities to D after the dividend payment due on December 1, 2002 is actually deferred. The Company's ability to obtain additional capital in the future could be negatively affected by these rating actions.

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

Item 4.       CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Both J. Landis Martin, the Company's Chief Executive Officer, and Mark A. Wallace, the Company's Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Form 10-Q. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

     The Company also maintains a system of internal controls. The term "internal controls," as defined by the American Institute of Certified Public Accountants' Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of the Company's financial reporting, the effectiveness and efficiency of the Company's operations and the Company's compliance with applicable laws and regulations. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their last evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

     Reference is made to Note 14 of the Consolidated Financial Statements which information is incorporated herein by reference and to the Company's 2001 Annual Report for descriptions of certain previously reported legal proceedings.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1 Amendment No. 2 to Loan and Security Agreement by and among Congress Financial Corporation (Southwest) as lender and Titanium Metals Corporation and Titanium Hearth Technologies, Inc. as borrowers, dated October 23, 2002.

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K filed by the Registrant for the quarter ended September 30, 2002 and through November 7, 2002:

             Date of Report                     Items Reported
      ------------------------------     ------------------------------

             July 9, 2002                           5 and 7
             November 4, 2002                       5 and 7
             November 4, 2002                       5 and 7

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


                                            TITANIUM METALS CORPORATION
                                    --------------------------------------------
                                                    (Registrant)



Date: November 7, 2002       By     /s/ Mark A. Wallace
                                    --------------------------------------------
                                    Mark A. Wallace
                                    Executive Vice President and
                                    Chief Financial Officer



Date: November 7, 2002       By     /s/ JoAnne A. Nadalin
                                    --------------------------------------------
                                    JoAnne A. Nadalin
                                    Vice President, Corporate Controller and
                                    Principal Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, J. Landis Martin, Chairman of the Board, President and Chief Executive Officer of Titanium Metals Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Titanium Metals Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 7, 2002


/s/ J. Landis Martin
J. Landis Martin
Chairman of the Board, President
   and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark A. Wallace, Executive Vice President and Chief Financial Officer of Titanium Metals Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Titanium Metals Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 7, 2002


/s/ Mark A. Wallace
Mark A. Wallace
Executive Vice President and Chief Financial Officer