Form 10-K
period 2002-12-31
TITANIUM METALS CORP
filed 2003-02-28
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                             -----------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28538

                           Titanium Metals Corporation
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   13-5630895
------------------------------------         -----------------------------------
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


           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class           Name of Each Exchange on Which Registered
------------------------------    ---------------------------------------------
         Common Stock                        New York Stock Exchange
  ($.01 par value per share)

        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes __ No X

As of June 30, 2002, 3,186,634 shares of common stock were outstanding (adjusted for a one-for-ten reverse stock split which became effective after the close of trading on February 14, 2003). The aggregate market value of the 1,728,728 shares of voting stock held by nonaffiliates of Titanium Metals Corporation as of such date approximated $60.5 million. No shares of non-voting stock were held by nonaffiliates. As of February 26, 2003, 3,180,194 shares of common stock were outstanding.

                      Documents incorporated by reference:

Certain of the information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Information

     The statements contained in this Annual Report on Form 10-K ("Annual Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and in Item 1
- Business, Item 2 - Properties, Item 3 - Legal Proceedings and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "could," "anticipates," "expects" or comparable terminology or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including in those portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission ("SEC") which include, but are not limited to, the cyclicality of the commercial aerospace industry, the performance of aerospace manufacturers and the Company under their long-term agreements, the renewal of certain long-term agreements, the difficulty in forecasting demand for titanium products, global economic and political conditions, global productive capacity for titanium, changes in product pricing and costs, the impact of long-term contracts with vendors on the ability of the Company to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, fluctuations in currency exchange rates, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product development, the supply of raw materials and services, changes in raw material and other operating costs (including energy costs), possible disruption of business or increases in the cost of doing business resulting from terrorist activities or global conflicts, the Company's ability to achieve reductions in its cost structure and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

                                     PART I

ITEM 1:  BUSINESS

     General. Titanium Metals Corporation ("TIMET" or the "Company") was originally formed in 1950 and was incorporated in Delaware in 1955. TIMET is one of the world`s leading producers of titanium sponge and titanium melted and mill products. The Company is the only producer with major titanium production facilities in both the United States and Europe, the world's principal markets for titanium. The Company estimates that in 2002 it accounted for approximately 20% of worldwide industry shipments of titanium mill products, down from 22% in 2001. This decrease is primarily attributable to the Company's significant reliance on sales to the commercial aerospace market, a market that the Company estimates to have decreased by over 40% from 2001. The Company also estimates it accounted for approximately 11% of worldwide titanium sponge production in 2002.

     Titanium was first manufactured for commercial use in the 1950s. Titanium's unique combination of corrosion resistance, elevated-temperature performance and high strength-to-weight ratio makes it particularly desirable for use in commercial and military aerospace applications in which these qualities are essential design requirements for certain critical parts such as wing supports and jet engine components. While aerospace applications have historically accounted for a substantial portion of the worldwide demand for titanium and were approximately 41% of aggregate mill product shipments in 2002, the number of non-aerospace end-use markets for titanium has expanded substantially. Today, numerous industrial uses for titanium exist, including chemical and industrial power plants, desalination plants and pollution control equipment. Demand for titanium is also increasing in emerging markets with such diverse uses as offshore oil and gas production installations, geothermal facilities, military armor, automotive and architectural applications.

     TIMET's products include titanium sponge, melted products and mill products. The titanium industry is comprised of several manufacturers that, like TIMET, produce a relatively complete range of titanium products and a significant number of producers worldwide that manufacture a limited range of titanium mill products. The Company is currently the only major U.S. titanium sponge producer.

     The Company's long-term strategy is to maximize the value of its core aerospace business and develop new markets, applications and products to help reduce its traditional dependence on the aerospace industry. In the near-term, the Company is focused on reducing its cost structure, reducing inventories, improving the quality of its products and processes and taking other actions to generate positive cash flow and return to profitability.

     Industry. The titanium industry historically has derived a substantial portion of its business from the aerospace industry. Mill product shipments to the aerospace industry in 2002 represented about 41% of total worldwide mill product shipment volume. Aerospace demand for titanium products, which includes both jet engine components (i.e. blades, discs, rings and engine cases) and air frame components (i.e. bulkheads, tail sections, landing gear, wing supports and fasteners) can be broken down into commercial and military sectors. The commercial aerospace sector has a significant influence on titanium companies, particularly mill product producers such as TIMET. In 2002, the commercial aerospace sector accounted for mill product shipments of approximately 14,500 metric tons, which represent approximately 80% of aerospace mill product shipments and 33% of aggregate mill product shipments. Mill product shipments to military aerospace markets in 2002 were approximately 3,600 metric tons, a 3% increase from 2001 military aerospace mill product shipments. Military aerospace shipments approximated 8% of aggregate mill product shipments in 2002, up from 6% in 2001. Military aerospace shipments are largely driven by government defense spending in North America and Europe. As discussed further below, new aircraft programs generally are in development for several years, followed by multi-year procurement contracts. The Company's business is more dependent on aerospace demand than the overall titanium industry, as approximately 69% of the Company's annual mill product shipment volume in 2002 was to the aerospace sector (59% commercial aerospace and 10% military aerospace).

     The cyclical nature of the aerospace industry has been the principal driver of the historical fluctuations in the performance of titanium companies. Over the past 20 years, the titanium industry had cyclical peaks in mill product shipments in 1989, 1997 and 2001 and cyclical lows in 1983, 1991 and 1999. Demand for titanium reached its highest peak in 1997 when industry mill product shipments reached an estimated 60,000 metric tons. Industry mill product shipments subsequently declined approximately 5% to an estimated 57,000 metric tons in 1998. After falling 16% from 1998 levels to 48,000 metric tons in 1999 and 2000, industry shipments climbed to 55,000 metric tons in 2001. However, primarily due to a decrease in demand for titanium from the commercial aerospace sector, total industry mill product shipments fell approximately 20% to an estimated 44,000 metric tons in 2002. The Company expects total industry mill product shipments in 2003 will decrease slightly from 2002 levels.

     The economic slowdown in the United States and other regions of the world in the latter part of 2001 and the September 11, 2001 terrorist attacks combined to negatively impact commercial air travel in the United States and abroad throughout 2002. Although airline passenger traffic showed improvement in the months immediately following the terrorist attacks, current data indicates that traffic remains below pre-attack levels. As a result, the U.S. airline industry is expected to record a second consecutive year of losses and two major U.S. airlines were forced to seek bankruptcy protection from their creditors.
Airlines have announced a number of actions to reduce both costs and capacity including, but not limited to, the early retirement of airplanes, the deferral of scheduled deliveries of new aircraft and allowing purchase options to expire. The Company expects the current slowdown in the commercial aerospace sector to continue through 2005 before beginning a modest upturn in 2006.

     The Company believes that industry mill product shipments to the commercial aerospace sector could decline by up to 15% in 2003, primarily due to a combination of reduced aircraft production rates and excess inventory accumulated throughout the commercial aerospace supply chain since September 11, 2001. The commercial aerospace supply chain is fragmented and decentralized, making it difficult to quantify excess inventories, and while the Company estimates there was a significant reduction in excess inventory throughout the supply chain during 2002, it still may take from one to two years for the remainder of such excess inventory to be substantially absorbed, barring the impact of terrorist activities or global conflicts.

     According to The Airline Monitor, a leading aerospace publication, the worldwide commercial airline industry reported an estimated operating loss of approximately $8 billion in 2002, compared with an operating loss of $11 billion in 2001 and operating income of $11 billion in 2000. The Airline Monitor traditionally issues forecasts for commercial aircraft deliveries each January and July. According to The Airline Monitor, large commercial aircraft deliveries for the 1996 to 2002 period peaked in 1999 with 889 aircraft, including 254 wide body aircraft that use substantially more titanium than their narrow body counterparts. Large commercial aircraft deliveries totaled 673 (including 176 wide bodies) in 2002. The Airline Monitor's most recently issued forecast of January 2003 calls for 580 deliveries in 2003, 570 deliveries in 2004 and 560 deliveries in 2005. Relative to 2002, these forecasted delivery rates represent anticipated declines of about 14% in 2003, 15% in 2004 and 17% in 2005. After 2005, The Airline Monitor calls for a continued increase each year in large commercial aircraft deliveries through 2010, with forecasted deliveries of 780 aircraft in 2009 exceeding 2002 levels. Deliveries of titanium generally precede aircraft deliveries by about one year, although this varies considerably by titanium product. This correlates to the Company's cycle, which historically precedes the cycle of the aircraft industry and related deliveries. The Company can give no assurance as to the extent or duration of the current commercial aerospace cycle or the extent to which it will affect demand for the Company's products.

     The aforementioned bankruptcy filings, although harmful to the commercial aerospace industry in the near term, could ultimately result in a more efficient and profitable commercial airline industry. The renegotiation of union contracts and changes to work rules to bring labor costs in line with the current revenue environment, as well as simplifying fare structures in order to attract more travelers, may promote greater profitability for the commercial airline industry. Further, route restructuring, more point-to-point service and expanded customer options could also contribute to increased demand for commercial air travel. On the other hand, future terrorist activities or global conflicts could result in a significant decrease in demand for commercial air travel and increase the financial troubles of the airline industry.

     Military aerospace programs were the first to utilize titanium's unique properties on a large scale, beginning in the 1950s. Titanium shipments to military aerospace markets reached a peak in the 1980s before falling to historical lows in the early 1990s with the end of the cold war. However, the importance of military markets to the titanium industry is expected to rise in coming years as defense spending budgets increase in reaction to terrorist activities or global conflicts. It is estimated that overall titanium consumption will increase in this market segment in 2003 and beyond, but consumption by military applications will offset only a relatively small part of the decrease in the commercial aerospace sector.

     Several of today's active U.S. military programs, including the C-17, F/A-18, F-16 and F-15 began during the cold war and are forecast to continue at healthy production levels for the foreseeable future. In addition to these established programs, new programs in the United States offer growth opportunities for increased titanium consumption. The F/A-22 Raptor is currently in low-rate initial production, and U.S. Air Force officials have expressed a need for a minimum of 339 airplanes, but cost overruns and development delays may result in reduced procurement over the life of the program. In October 2001, Lockheed-Martin was awarded what could eventually become the largest military contract ever for the F-35 Joint Strike Fighter ("JSF"). The JSF is expected to enter low-rate initial production in late 2006, and although no specific order and delivery patterns have been established, procurement is expected to extend over the next 30 to 40 years and include as many as 3,000 to 4,000 planes. European military programs also have active aerospace programs offering the possibility for increased titanium consumption. The Saab Gripen, Eurofighter Typhoon, Dassault Rafale and Dassault Mirage 2000 all have forecast increased production levels over the next decade.

     Since titanium's initial applications in the aerospace sector, the number of end-use markets for titanium has significantly expanded. Established industrial uses for titanium include chemical plants, industrial power plants, desalination plants and pollution control equipment. Titanium continues to gain acceptance in many emerging market applications, including automotive, military armor, energy, architecture and consumer products. Although titanium is generally higher cost than other competing metals, in many cases customers find the physical properties of titanium to be attractive from the standpoint of weight, performance, design alternatives, life cycle value and other factors. Although emerging market demand presently represents only about 15% of the total industry demand for titanium mill products, the Company believes emerging market demand, in the aggregate, could grow at healthy double-digit rates over the next several years. The Company is actively pursuing these markets.

     Although difficult to predict, the most attractive emerging segment appears to be automotive, due to its potential for sustainable long-term growth. For this reason, in 2002 TIMET established a new division, TiMET Automotive, focused on the development of the automotive, truck and motorcycle markets. The division is tasked with developing and marketing proprietary alloys and processes specifically suited for automotive applications and supporting supply chain activities for automotive manufacturers to most cost effectively engineer titanium components. Titanium is now used in several consumer car applications including the Corvette Z06, Toyota Alteeza, Infiniti Q45, Volkswagen Lupo FSI, Honda S2000 and Mercedes S Class and in numerous motorcycles.

     At the present time, titanium is primarily used for exhaust systems, suspension springs and engine valves in consumer vehicles. In exhaust systems, titanium provides for significant weight savings, while its corrosion resistance provides life-of-vehicle durability. In suspension spring applications, titanium's low modulus of elasticity allows the spring's height to be reduced by 20% to 40% compared to a steel spring, which, when combined with the titanium's low density, permits 30% to 60% weight savings over steel spring suspension systems. The lower spring height provides vehicle designers new styling alternatives and improved performance opportunities. Titanium suspension springs and exhaust applications are also attractive compared to alternative lightweight technologies because the titanium component can often be formed and fabricated on the same tooling used for the steel component it is typically replacing. This is especially attractive for the rapidly growing niche vehicle market sectors that often seek the performance attributes that titanium provides, but where tooling costs prohibit alternative light-weighting or other improved performance strategies.

     Titanium is also making inroads into other automotive applications, including turbo charger wheels, brake parts and connecting rods. Titanium engine components provide mass-reduction benefits that directly improve vehicle performance and fuel economy. In certain applications, titanium engine components can provide a cost-effective alternative to engine balance shafts to address noise, vibration and harshness while simultaneously improving performance.

     The decision to select titanium components for consumer car, truck and motorcycle components remains highly cost sensitive; however, the Company believes titanium's acceptance in consumer vehicles will expand as the automotive industry continues to better understand the benefits it offers.

     Products and operations. The Company is a vertically integrated titanium manufacturer whose products include (i) titanium sponge, the basic form of titanium metal used in processed titanium products, (ii) melted products (ingot and slab), the result of melting sponge and titanium scrap, either alone or with various other alloying elements and (iii) mill products that are forged and rolled from ingot or slab, including long products (billet and bar), flat products (plate, sheet and strip), pipe and pipe fittings. During the past three years, all of TIMET's sales revenue was generated by the Company's integrated titanium operations (its "Titanium melted and mill products" segment), its only business segment. Business and geographic segment financial information is included in Note 2 to the Consolidated Financial Statements.

     Titanium sponge (so called because of its appearance) is the commercially pure, elemental form of titanium metal. The first step in sponge production involves the chlorination of titanium-containing rutile ores (derived from beach sand) with chlorine and coke to produce titanium tetrachloride. Titanium tetrachloride is purified and then reacted with magnesium in a closed system, producing titanium sponge and magnesium chloride as co-products. The Company's titanium sponge production facility in Henderson, Nevada incorporates vacuum distillation process ("VDP") technology, which removes the magnesium and magnesium chloride residues by applying heat to the sponge mass while maintaining a vacuum in the chamber. The combination of heat and vacuum boils the residues from the sponge mass, and then the mass is mechanically pushed out of the condensing vessel, sheared and crushed, while the residual magnesium chloride is electrolytically separated and recycled.

     Titanium ingots and slabs are solid shapes (cylindrical and rectangular, respectively) that weigh up to 8 metric tons in the case of ingots and up to 16 metric tons in the case of slabs. Each ingot or slab is formed by melting titanium sponge, scrap or both, usually with various other alloying elements such as vanadium, aluminum, molybdenum, tin and zirconium. Titanium scrap is a by-product of the forging, rolling, milling and machining operations, and significant quantities of scrap are generated in the production process for finished titanium products and components. The melting process for ingots and slabs is closely controlled and monitored utilizing computer control systems to maintain product quality and consistency and to meet customer specifications. In most cases, TIMET uses its ingots and slabs as the starting material for further processing into mill products. However, it also sells ingots and slabs to third parties.

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

     During the production process and following the completion of manufacturing, the Company performs extensive testing on its sponge, melted products and mill products. Testing may involve chemical analysis, mechanical testing, ultrasonic testing or x-ray testing. The inspection process is critical to ensuring that the Company's products meet the high quality requirements of its customers, particularly in aerospace components production. The Company certifies its products meet customer specification at the time of shipment for substantially all customer orders.

     The Company is reliant on several outside processors to perform certain rolling, finishing and other processing steps in the U.S., and certain melting, forging and finishing steps in France. In the U.S., one of the processors that performs these steps in relation to strip production and another as relates to plate finishing are owned by a competitor. One of the processors as relates to extrusion is operated by a customer. These processors are currently the primary source for these services. Other processors used in the U.S. are not competitors. In France, the processor is also a joint venture partner in the Company's 70%-owned subsidiary, TIMET Savoie, S.A. ("TIMET Savoie"). Although the Company believes that there are other metal producers with the capability to perform these same processing functions, arranging for alternative processors, or possibly acquiring or installing comparable capabilities, could take several months or longer, and any interruption in these functions could have a material and adverse effect on the Company's business, results of operations, financial position and liquidity in the near term.

     Distribution. The Company sells its products through its own sales force based in the U.S. and Europe and through independent agents and distributors worldwide. The Company's marketing and distribution system also includes eight Company-owned service centers (five in the U.S. and three in Europe), which sell the Company's products on a just-in-time basis. The service centers primarily sell value-added and customized mill products including bar and flat-rolled sheet and strip. The Company believes its service centers provide a competitive advantage because of their ability to foster customer relationships, customize products to suit specific customer requirements and respond quickly to customer needs.

     Raw materials. The principal raw materials used in the production of titanium ingot, slab and mill products are titanium sponge, titanium scrap and alloying elements. During 2002, approximately 36% of the Company's melted and mill product raw material requirements were fulfilled with internally produced sponge, 29% with purchased sponge, 29% with titanium scrap and 6% with alloying elements.

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

     Chlorine is currently obtained from a single supplier near the Company's sponge plant. That supplier emerged from Chapter 11 bankruptcy reorganization in 2002. While the Company does not presently anticipate any chlorine supply problems, there can be no assurances the chlorine supply will not be interrupted. The Company has taken steps to mitigate this risk, including establishing the feasibility of certain equipment modifications to enable it to utilize material from alternative chlorine suppliers or to purchase and utilize an intermediate product which will allow the Company to eliminate the purchase of chlorine if needed. Magnesium and petroleum coke are generally available from a number of suppliers.

     While the Company was one of five major worldwide producers of titanium sponge in 2002, it cannot supply all of its needs for all grades of titanium sponge internally and is dependent, therefore, on third parties for a substantial portion of its sponge requirements. Titanium mill and melted products require varying grades of sponge and/or scrap depending on the customers' specifications and expected end use. In 2001, Allegheny Technologies, Inc. idled its titanium sponge production facility, leaving TIMET as the only active major U.S. producer of titanium sponge and reducing the number of major active worldwide producers to five. Presently, TIMET and certain suppliers in Japan are the only producers of premium quality sponge required for more demanding aerospace applications. However, two additional sponge suppliers are presently undergoing qualification tests of their products for premium quality applications and were qualified during 2002 by some engine manufacturers for certain premium quality applications. This qualification process is likely to continue for several years.

     Historically, the Company has purchased sponge predominantly from producers in Japan and Kazakhstan. Since 2000, the Company has also purchased sponge from the U.S. Defense Logistics Agency ("DLA") stockpile. In September 2002, the Company entered into a new sponge supply agreement, effective from January 1, 2002 through December 31, 2007. This new agreement replaced and superceded a prior 1997 agreement. The new agreement requires minimum annual purchases by the Company of approximately $10 million in 2002 through 2007. The Company has no other long-term sponge supply agreements. In 2003, the Company expects to continue to purchase sponge from a variety of sources.

     Various alloying elements used in the production of titanium melted products are also available from a number of suppliers.

     Customer agreements. The Company has long-term agreements ("LTAs") with certain major aerospace customers, including, but not limited to, The Boeing Company ("Boeing"), Rolls-Royce plc ("Rolls-Royce"), United Technologies Corporation (Pratt & Whitney and related companies) and Wyman-Gordon Company ("Wyman-Gordon," a unit of Precision Castparts Corporation ("PCC")). These agreements initially became effective in 1998 and 1999 and expire in 2007 through 2008, subject to certain conditions. The LTAs generally provide for (i) minimum market shares of the customers' titanium requirements or firm annual volume commitments and (ii) fixed or formula-determined prices generally for at least the first five years. Generally, the LTAs require the Company's service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types. In certain events of nonperformance by the Company, the LTAs may be terminated early. Additionally, under a group of related LTAs (which group represented approximately 12% of the Company's 2002 sales revenue) which currently have fixed prices that convert to formula-derived prices in 2004, the customer may terminate the agreement as of the end of 2003 if the effect of the initiation of formula-derived pricing would cause such customer "material harm." If any of such agreements within the group were to be terminated by the customer on this basis, it is possible that some portion of the business represented by that group of related LTAs would continue on a non-LTA basis. However, the termination of one or more of the LTAs, including any of those within the group of related LTAs, could result in a material and adverse effect on the Company's business, results of operations, financial position or liquidity. The LTAs were designed to limit selling price volatility to the customer, while providing TIMET with a committed base of volume throughout the aerospace business cycles. They also, to varying degrees, effectively obligate TIMET to bear part of the risks of increases in raw material and other costs, but allow TIMET to benefit in part from decreases in such costs.

     In April 2001, the Company reached a settlement of the litigation between TIMET and Boeing related to the parties' LTA entered into in 1997. Pursuant to the settlement, the Company received a cash payment of $82 million from Boeing. Under the terms of the LTA, as amended, in years 2002 through 2007, Boeing advances TIMET $28.5 million annually less $3.80 per pound of titanium product purchased by Boeing subcontractors during the preceding year. Effectively, the Company collects $3.80 less from Boeing than the LTA selling price for each pound of titanium product sold directly to Boeing and reduces the related customer advance recorded by the Company. For titanium products sold to Boeing subcontractors, the Company collects the full LTA selling price, but gives Boeing credit by reducing the next year's annual advance by $3.80 per pound of titanium product sold to Boeing subcontractors. The Boeing customer advance is also reduced as take-or-pay benefits are earned, as described in Note 10 to the Consolidated Financial Statements. Under a separate agreement, TIMET must establish and hold buffer stock for Boeing at TIMET's facilities, for which Boeing will pay TIMET as such product is produced. See Item 7 (MD&A) for additional information regarding the Boeing LTA.

     The Company also has an LTA with VALTIMET SAS ("VALTIMET"), a manufacturer of welded stainless steel and titanium tubing that is principally sold into the industrial markets. VALTIMET is a 44%-owned affiliate of TIMET. The LTA was entered into in 1997 and expires in 2007. Under the LTA, VALTIMET has agreed to purchase a certain percentage of its titanium requirements from TIMET at formula-determined selling prices, subject to certain conditions. Certain provisions of this contract have been amended in the past and may be amended in the future to meet changing business conditions.

     Markets and customer base. Approximately 53% of the Company's 2002 sales revenue was generated by sales to customers within North America, as compared to about 51% and 55% in 2001 and 2000, respectively. Approximately 40% of the Company's 2002 sales revenue was generated by sales to European customers, as compared to about 39% and 38% in 2001 and 2000, respectively. The balance of the Company's sales was to other regions throughout the world. Further information regarding the Company's external sales, net income, long-lived assets and total assets by segment can be found in the Company's Consolidated Balance Sheets, Consolidated Statements of Operations and Note 2 to the Consolidated Financial Statements.

     Over 67% of the Company's sales revenue was generated by sales to the aerospace industry in 2002, as compared to 70% in each of 2001 and 2000. Sales under the Company's LTAs accounted for over 37% of its sales revenue in 2002. Sales to PCC and its related entities approximated 9% of the Company's sales revenue in 2002. Sales to Rolls-Royce and other Rolls-Royce suppliers under the Rolls-Royce LTAs (including sales to certain of the PCC-related entities) represented approximately 12% of the Company's sales revenue in 2002. The Company expects that while a majority of its 2003 sales revenue will be to the aerospace industry, other markets will continue to represent a significant portion of sales.

     The  primary  market for  titanium  products  in the  commercial  aerospace industry consists of two major manufacturers of large (over 100 seats) commercial airframes - Boeing Commercial Airplanes Group of the United States and Airbus Integrated Company (80% owned by European Aeronautic Defence and Space Company and 20% owned by BAE Systems) of Europe ("Airbus"). In addition to the airframe manufacturers, the following four manufacturers of large civil aircraft engines are also significant titanium users - Rolls-Royce, Pratt & Whitney (a unit of United Technologies Corporation), General Electric Aircraft Engines and Societe Nationale d'Etude et de Construction de Moteurs d'Aviation ("Snecma"). The Company's sales are made both directly to these major manufacturers and to companies (including forgers such as Wyman-Gordon) that use the Company's titanium to produce parts and other materials for such manufacturers. If any of the major aerospace manufacturers were to significantly reduce aircraft and/or jet engine build rates from those currently expected, there could be a material adverse effect, both directly and indirectly, on the Company.

     As of December 31, 2002, the estimated firm order backlog for Boeing and Airbus, as reported by The Airline Monitor, was 2,649 planes, versus 2,919 planes at the end of 2001 and 3,224 planes at the end of 2000. The backlogs for Boeing and Airbus reflect orders for aircraft to be delivered over several years. For example, the first deliveries of the Airbus A380 are anticipated to begin in 2006. Additionally, changes in the economic environment and the financial condition of airlines can result in rescheduling or cancellation of contractual orders. Accordingly, aircraft manufacturer backlogs are not necessarily a reliable indicator of near-term business activity, but may be indicative of potential business levels over a longer-term horizon.

     The newer wide body planes, such as the Boeing 777 and the Airbus A330, A340 and A380, tend to use a higher percentage of titanium in their frames, engines and parts (as measured by total flyweight) than narrow body planes ("flyweight" is the empty weight of a finished aircraft with engines but without fuel or passengers). Titanium represents approximately 9% of the total flyweight of a Boeing 777 for example, compared to between 2% to 3% on the older 737, 747 and 767 models. The estimated firm order backlog for wide body planes at year-end 2002 was 709 (27% of total backlog) compared to 801 (27% of total backlog) at the end of 2001. At year-end 2002, a total of 95 firm orders had been placed for the Airbus A380 superjumbo jet, which program was officially launched in December 2000 with anticipated first deliveries in 2006. The Company estimates that approximately 77 metric tons of titanium will be purchased for each A380 manufactured, the most of any commercial aircraft.

     Outside of aerospace markets, the Company manufactures a wide range of industrial products, including sheet, plate, tube, bar, billet and skelp, for customers in the chemical process, oil and gas, consumer, sporting goods, automotive, power generation and armor/armament industries. Approximately 18% of the Company's sales revenue in 2002, 2001 and 2000 was generated by sales into the industrial and emerging markets, including sales to VALTIMET for the production of condenser tubing. For the oil and gas industries, the Company provides seamless pipe for downhole casing, risers, tapered stress joints and other offshore oil production equipment, including fabrication of sub-sea manifolds. In armor and armament, the Company sells plate products for fabrication into door hatches on fighting vehicles, as well as tank/turret protection.

     In addition to mill and melted products, which are sold into the aerospace, industrial and emerging markets, the Company sells certain other products such as sponge, titanium tetrachloride and fabricated titanium assemblies. Sales of these other products represented 15% of the Company's sales revenue in 2002 and 12% in each of 2001 and 2000.

     The Company's backlog of unfilled orders was approximately $165 million at December 31, 2002, compared to $225 million at December 31, 2001 and $245 million at December 31, 2000. Substantially all the 2002 year-end backlog is scheduled for shipment during 2003. However, the Company's order backlog may not be a reliable indicator of future business activity. Since September 11, 2001, the Company has received a number of deferrals and cancellations of previously scheduled orders and believes such requests will continue into 2003.

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

     Competition. The titanium metals industry is highly competitive on a worldwide basis. Producers of melted and mill products are located primarily in the United States, Japan, France, Germany, Italy, Russia, China and the United Kingdom. There are currently five major producers of titanium sponge in the world. TIMET is currently the only active major U.S. sponge producer.

     The Company's principal competitors in the aerospace market are Allegheny Technologies Inc. and RTI International Metals, Inc., both based in the United States, and Verkhnaya Salda Metallurgical Production Organization ("VSMPO"), based in Russia. These companies, along with the Japanese producers and other companies, are also principal competitors in industrial markets. The Company competes primarily on the basis of price, quality of products, technical support and the availability of products to meet customers' delivery schedules.

     In the U.S. market, the increasing presence of non-U.S. participants has become a significant competitive factor. Until 1993, imports of foreign titanium products into the U.S. had not been significant. This was primarily attributable to relative currency exchange rates and, with respect to Japan, Russia, Kazakhstan and Ukraine, import duties (including antidumping duties). However, since 1993, imports of titanium sponge, ingot and mill products, principally from Russia and Kazakhstan, have increased and have had a significant competitive impact on the U.S. titanium industry. To the extent the Company has been able to take advantage of this situation by purchasing sponge, ingot or intermediate and finished mill products from such countries for use in its own operations, the negative effect of these imports on the Company has been somewhat mitigated.

     Generally, imports of titanium products into the U.S. are subject to a 15% "normal trade relations" tariff. For tariff purposes, titanium products are broadly classified as either wrought (bar, sheet, strip, plate and tubing) or unwrought (sponge, ingot, slab and billet). Prior antidumping orders on imports of titanium sponge from Japan and countries of the former Soviet Union were revoked in 1998.

     The U.S. maintains a trade program referred to as the "generalized system of preferences" or "GSP program" designed to promote the economies of a number of lesser- developed countries (referred to as "beneficiary developing countries") by eliminating duties on a specific list of products imported from any of these beneficiary developing countries. Of the key titanium producing countries outside the U.S., Russia and Kazakhstan are currently regarded as beneficiary developing countries under the GSP program.

     For most periods since 1993, imports of titanium wrought products from any beneficiary developing country (notably Russia, as a producer of wrought products) were exempted from U.S. import duties under the GSP program. Kazakhstan has filed a petition with the Office of the U.S. Trade Representative seeking GSP status on imports of titanium sponge, which, if granted, would eliminate the 15% tariff currently imposed on titanium sponge imported into the U.S. from any beneficiary developing country (notably Russia and Kazakhstan, as producers of titanium sponge).

     TIMET has successfully resisted, and will continue to resist, efforts to date to expand the scope of the GSP program to eliminate duties on sponge and other unwrought titanium products, although no assurances can be made that the Company will continue to be successful in these activities. No formal decision on the treatment of the GSP petition on titanium sponge has been announced by the U.S. Trade Representative, although the Company expects that action on the petition will be taken in 2003. Antidumping orders permitting duties on imports of titanium sponge from Japan and the former Soviet Union were revoked in 1998.

     Further reductions in, or the complete elimination of, any or all of these tariffs, including expansion of the GSP program to unwrought titanium products, could lead to increased imports of foreign sponge, ingot and mill products into the U.S. and an increase in the amount of such products on the market generally, which could adversely affect pricing for titanium sponge and mill products and thus the Company's business, results of operations, financial position or liquidity. However, since 1993 the Company has been a large importer of foreign titanium sponge, particularly from Kazakhstan, into the U.S. To the extent the Company remains a substantial purchaser of foreign sponge, any adverse effects on product pricing as a result of any reduction in, or elimination of, any of these tariffs would be partially ameliorated by the decreased cost to the Company for foreign sponge to the extent it currently bears the cost of the import duties.

     Producers of other metal products, such as steel and aluminum, maintain forging, rolling and finishing facilities that could be used or modified without substantial expenditures to process titanium products. The Company believes, however, that entry as a producer of titanium sponge would require a significant capital investment and substantial technical expertise. Titanium mill products also compete with stainless steels, nickel alloys, steel, plastics, aluminum and composites in many applications.

     Research and development. The Company's research and development activities are directed toward expanding the use of titanium and titanium alloys in all market sectors. Key research activities include the development of new alloys, development of technology required to enhance the performance of TIMET's products in the traditional industrial and aerospace markets and applications development in the automotive division and other emerging markets. The Company conducts the majority of its research and development activities at its Henderson Technical Laboratory in Henderson, Nevada, with additional activities at its Witton, England facility. The Company incurred research and development costs of $3.3 million in 2002 and $2.6 million in both 2001 and 2000.

     Patents and trademarks. The Company holds U.S. and non-U.S. patents applicable to certain of its titanium alloys and manufacturing technology. The Company continually seeks patent protection with respect to its technical base and has occasionally entered into cross-licensing arrangements with third parties. The Company believes the trademarks TIMET(R) and TIMETAL(R), which are protected by registration in the U.S. and other countries, are important to its business. Further, TIMET feels its proprietary TIMETAL Exhaust Grade, patented TIMETAL 62S connecting rod alloy, patented TIMETAL LCB spring alloy and patented TIMETAL Ti-1100 engine valve alloy give it competitive advantages in the automotive market. However, most of the titanium alloys and manufacturing technology used by the Company do not benefit from patent or other intellectual property protection.

     Employees. The cyclical nature of the aerospace industry and its impact on the Company's business is the principal reason the Company periodically implements cost reduction restructurings, reorganizations and other changes that impact the Company's employment levels. The following table shows the fluctuation in the number of employees over the past 3 years. The 19% decrease in employees from 2001 to 2002 and the 9% increase in employees from 2000 to 2001 were principally in response to changes in market demand for the Company's products. The decrease in 2002 met the Company's targeted reductions announced during the third quarter of 2002. During 2003, the Company expects to continue efforts to reduce employment in response to anticipated reduced demand for titanium products.

                                                                          Employees at December 31,
                                                          -----------------------------------------------------------
                                                                2002                 2001                 2000
                                                          ------------------    ----------------    -----------------

U.S.                                                             1,184                 1,462              1,333
Europe                                                             772                   948                887
                                                          ------------------    ----------------    -----------------
   Total                                                         1,956                 2,410              2,220
                                                          ==================    ================    =================

     The Company's production, maintenance, clerical and technical workers in Toronto, Ohio, and its production and maintenance workers in Henderson, Nevada are represented by the United Steelworkers of America ("USWA") under contracts expiring in June 2005 and October 2004, respectively. Employees at the Company's other U.S. facilities are not covered by collective bargaining agreements. Approximately 60% of the salaried and hourly employees at the Company's European facilities are represented by various European labor unions, generally under annual agreements. Such agreements are currently being negotiated for 2003.

     While the Company currently considers its employee relations to be satisfactory, it is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect the Company's business, results of operations, financial position or liquidity.

     Regulatory and environmental matters. The Company's operations are governed by various Federal, state, local and foreign environmental and worker safety laws and regulations. In the U.S., such laws include the Occupational, Safety and Health Act, the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. The Company uses and manufactures substantial quantities of substances that are considered hazardous, extremely hazardous or toxic under environmental and worker safety and health laws and regulations. The Company has used and manufactured such substances throughout the history of its operations. As a result, risk of environmental damage is inherent in the Company's operations. The Company's operations pose a continuing risk of accidental releases of, and worker exposure to, hazardous or toxic substances. There is also a risk that government environmental requirements, or enforcement thereof, may become more stringent in the future. There can be no assurances that some, or all, of the risks discussed under this heading will not result in liabilities that would be material to the Company's business, results of operations, financial position or liquidity.

     The Company's operations in Europe are similarly subject to foreign laws and regulations respecting environmental and worker safety matters, which laws have not had, and are not presently expected to have, a material adverse effect on the Company's business, results of operations, financial position or liquidity.

     The Company believes that its operations are in compliance in all material respects with applicable requirements of environmental and worker health and safety laws. The Company's policy is to continually strive to improve environmental, health and safety performance. From time to time, the Company may be subject to health, safety or environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. Occasionally, resolution of these matters may result in the payment of penalties. The Company incurred capital expenditures for health, safety and environmental compliance matters of approximately $1.4 million in 2002, $2.4 million in 2001 and $2.6 million in 2000. The Company's capital budget provides for approximately $1.9 million of such expenditures in 2003. However, the imposition of more strict standards or requirements under environmental, health or safety laws and regulations could result in expenditures in excess of amounts currently estimated to be required for such matters. See Note 19 to the Consolidated Financial Statements.

     Acquisitions and capital transactions during the past five years. In 1998, TIMET (i) acquired Loterios S.p.A. ("Loterios") to increase its market share in industrial markets and provide increased geographic sales coverage in Europe,
(ii) purchased for cash $80 million of non-voting convertible preferred securities of Special Metals Corporation ("SMC"), a U.S. manufacturer of wrought nickel-based superalloys and special alloy long products and (iii) entered into a castings joint venture with Wyman-Gordon. In January 2000, the Company sold its interest in the castings joint venture for $7 million and realized a gain of $1.2 million on the sale. In December 2001 and March 2002, the Company determined there had been an other than temporary decline in the fair value of its investment in SMC and reduced the carrying amount of these securities and related dividends and interest to an estimated fair value of $27.5 million and zero, respectively. See Notes 1, 4 and 5 to the Consolidated Financial Statements.

     Related parties. At December 31, 2002, Tremont Corporation and other entities related to Harold C. Simmons held approximately 48.4% of TIMET's outstanding common stock. See Note 18 to the Consolidated Financial Statements.

     Available information. The Company maintains an Internet website at www.timet.com. The Company's Annual Reports for the years ended December 31, 2002, 2001 and 2000, the Company's Quarterly Reports on Form 10-Q for 2003, 2002 and 2001, any Current Reports on Form 8-K for 2003 and 2002, and any amendments thereto, are or will be available free of charge at such website as soon as reasonably practicable after they are filed or furnished, as applicable, with the SEC.

     The general public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer, and the SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2:  PROPERTIES

     Set forth below is a listing of the Company's major production facilities. In addition to its U.S. sponge capacity discussed below, the Company's worldwide melting capacity presently aggregates approximately 45,000 metric tons (estimated 29% of world capacity), and its mill product capacity aggregates approximately 20,000 metric tons (estimated 16% of world capacity). Approximately 35% of TIMET's worldwide melting capacity is represented by electron beam cold hearth melting ("EB") furnaces, 63% by vacuum arc remelting ("VAR") furnaces and 2% by a vacuum induction melting ("VIM") furnace.


                                                                                             Annual Practical
                                                                                              Capacities (3)
                                                                                      --------------------------------
                                                                                         Melted              Mill
         Manufacturing Location                      Products Manufactured              Products           Products
------------------------------------------    ------------------------------------    --------------     -------------
                                                                                                (metric tons)

Henderson, Nevada (1)                         Sponge, Ingot                                 12,250                  -
Morgantown, Pennsylvania (1)                  Slab, Ingot, Raw materials
                                                 processing                                 20,000                  -
Toronto, Ohio (1)                             Billet, Bar, Plate, Sheet, Strip                   -              9,900
Vallejo, California (2)                       Ingot (including non-titanium
                                                 superalloys)                                1,600                  -
Ugine, France (2)                             Ingot, Billet, Bar, Extrusions                 2,450              2,000
Waunarlwydd (Swansea), Wales(1)               Bar, Plate, Sheet                                  -              3,900
Witton, England (2)                           Ingot, Billet, Bar                             8,700              8,000

----------------------------------------------------------------------------------------------------------------------
(1)  Owned facilities.
(2)  Leased facilities.
(3)  Practical capacities are variable based on production mix and are not additive.


     The Company has operated its major production facilities at varying levels of practical capacity during the past three years. In 2002, the plants operated at approximately 55% of practical capacity, as compared to 75% in 2001 and 60% in 2000. In 2003, the Company's plants are expected to operate at approximately 50% of practical capacity. However, practical capacity and utilization measures can vary significantly based upon the mix of products produced.

     United States production. The Company's VDP sponge facility is expected to operate at approximately 67% of its annual practical capacity of 8,600 metric tons during 2003, down from approximately 87% in 2002. VDP sponge is used principally as a raw material for the Company's melting facilities in the U.S. and Europe. Approximately 1,400 metric tons of VDP production from the Company's Henderson, Nevada facility were used in Europe during 2002, which represented approximately 32% of the sponge consumed in the Company's European operations. The Company expects the consumption of VDP sponge in its European operations to be approximately 40% of their sponge requirements in 2003. The raw materials processing facilities in Morgantown, Pennsylvania primarily process scrap used as melting feedstock, either in combination with sponge or separately.

     Sponge for melting requirements in the U.S. that is not supplied by the Company's Henderson, Nevada plant is purchased principally from suppliers in Japan and Kazakhstan and from the DLA stockpile.

     The Company's U.S. melting facilities in Henderson, Nevada and Morgantown, Pennsylvania produce ingots and slabs, which are either sold to third parties or used as feedstock for the Company's mill products operations. These melting facilities are expected to operate at approximately 50% of aggregate annual practical capacity in 2003.

     Titanium mill products are produced by TIMET in the U.S. at its forging and rolling facility in Toronto, Ohio, which receives ingots or slabs principally from the Company's U.S. melting facilities. The Company's U.S. forging and rolling facility is expected to operate at approximately 50% of annual practical capacity in 2003. Capacity utilization across the Company's individual mill product lines varies.

     European production. The Company conducts its operations in Europe primarily through its wholly-owned subsidiaries TIMET UK, Ltd. ("TIMET UK") and Loterios and its 70%-owned subsidiary TIMET Savoie. TIMET UK's Witton, England facilities are leased pursuant to long-term capital leases expiring in 2026. TIMET Savoie has the right to utilize portions of the Ugine, France plant of Compagnie Europeene du Zirconium-CEZUS, S.A. ("CEZUS"), the 30% minority partner in TIMET Savoie, pursuant to an agreement expiring in 2006.

     TIMET UK's melting facility in Witton, England produces VAR ingots used primarily as feedstock for its forging operations, also in Witton. The forging operations process the ingots principally into billet product for sale to third parties or into an intermediate product for further processing into bar or plate at its facility in Waunarlwydd, Wales. TIMET UK's melting and mill products production in 2003 is expected to operate at approximately 55% and 45% of annual practical capacity, respectively.

     The capacity of TIMET Savoie in Ugine, France is to a certain extent dependent upon the level of activity in CEZUS' zirconium business, which may from time to time provide TIMET Savoie with capacity in excess of that contractually required to be provided by CEZUS. During 2003, TIMET Savoie expects to operate at approximately 55% of the maximum annual capacity required to be provided by CEZUS.

     Sponge for melting requirements at both TIMET UK and TIMET Savoie that is not supplied by the Company's Henderson, Nevada plant is purchased principally from suppliers in Japan and Kazakhstan.

ITEM 3:  LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. See Note 19 to the Consolidated Financial Statements.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 2002.

     The Company held a Special Meeting of Stockholders on February 4, 2003 for the purpose of voting on an amendment to the Company's Certificate of Incorporation to (i) effect a reverse stock split of the Company's common stock at a ratio of one share of post-split common stock for each currently outstanding eight, nine or ten shares of pre-split common stock, with the final exchange ratio to be selected by the Board of Directors and (ii) reduce the number of authorized shares of common stock and preferred stock of the company from 99,000,000 shares and 1,000,000 shares, respectively, to 9,900,000 and 100,000 shares, respectively. The amendment passed based on the following results:

         Votes for:                     26,303,935
         Votes against:                    934,703
         Votes abstained:                   33,631

     Subsequently on February 4, 2003, the Board of Directors unanimously approved the reverse stock split on the basis of one share of post-split common stock for each outstanding ten shares of pre-split common stock. The reverse stock split became effective after the close of trading on February 14, 2003, and the Company's common stock began trading on a post-split basis on February 18, 2003.

                                     PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

     TIMET's  common  stock is traded on the New York  Stock  Exchange  (symbol:
"TIE"). On February 26, 2003, the closing price of TIMET common stock was $19.66 per share. The high and low sales prices for the Company's common stock are set forth below. All prices have been adjusted to reflect the one-for-ten reverse stock split which became effective after the close of trading on February 14, 2003.



                                                                                         High                 Low
Year ended December 31, 2002:                                                   -----------------    -----------------
   First quarter                                                                $       54.00        $       32.50
   Second quarter                                                                       53.00                35.00
   Third quarter                                                                        40.20                16.50
   Fourth quarter                                                                       22.90                 9.10

Year ended December 31, 2001:
   First quarter                                                                $      106.20        $       66.90
   Second quarter                                                                      144.00                67.50
   Third quarter                                                                       119.00                23.50
   Fourth quarter                                                                       47.00                27.50



     As of February 24, 2003, there were 306 common shareholders of record, which the Company estimates represent approximately 6,700 actual shareholders.

     In the third quarter of 1999, the Company suspended payment of quarterly common stock dividends. The Company's U.S. credit agreement, entered into in early 2000 and as amended in 2002, prohibits the payment of dividends on the Company's common stock and the repurchase of common shares, except under specified conditions. In October 2002, the Company exercised its right to defer future dividend payments on its Convertible Preferred Securities for a period of up to 20 consecutive quarters. This deferral was effective beginning with the Company's December 1, 2002 scheduled dividend payment. The Company will consider resuming payment of dividends on the Convertible Preferred Securities once the outlook for the Company's business improves substantially. Since the Company exercised its right to defer dividend payments on the Convertible Preferred Securities, it is unable under the terms of these securities to, among other things, pay dividends on or reacquire its capital stock during the deferral period. However, the Company is permitted to reacquire the Convertible Preferred Securities during the deferral period, subject to certain U.S. credit facility limitations. See Note 12 to the Consolidated Financial Statements.

ITEM 6:  SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - MD&A.


                                                                     Year ended December 31,
                                            --------------------------------------------------------------------------
                                                2002            2001           2000           1999            1998
                                            -------------    -----------    -----------    ------------    -----------
                                                      ($ in millions, except per share and selling price data)
STATEMENT OF OPERATIONS DATA:
   Net sales                                $    366.5       $    486.9     $    426.8     $    480.0      $    707.7
   Gross margin                                   (3.1)            39.9            3.9           25.5           165.4
   Operating income (loss) (1)                   (20.8)            64.5          (41.7)         (31.4)           82.7
   Interest expense                                3.4              4.1            7.7            7.1             2.9
   Net income (loss) (1)                    $   (111.5)      $    (41.8)    $    (38.9)    $    (31.4)     $     45.8
   Earnings (loss) per share (1)(7):
     Basic and diluted (2)                  $   (35.29)      $   (13.26)    $   (12.40)    $   (10.01)     $    14.55
   Cash dividends per share (7)             $      -         $      -       $      -       $     1.20      $     1.20

BALANCE SHEET DATA:
   Cash and cash equivalents                $      6.2       $     24.5     $      9.8     $     20.7      $     15.5
   Total assets (1)                              563.8            699.4          759.1          883.1           953.2
   Indebtedness (3)                               19.4             12.4           44.9          117.4           105.6
   Net cash (debt) (4)                           (13.2)            12.1          (35.1)         (96.7)          (90.1)
   Capital lease obligations                      10.2              8.9            8.8           10.1            10.3
   Minority interest - Convertible
     Preferred Securities                        201.2            201.2          201.2          201.2           201.2
   Stockholders' equity                     $    159.4       $    298.1     $    357.5     $    408.1      $    448.4

OTHER OPERATING DATA:
   Cash flows provided (used):
     Operating activities                   $    (13.6)      $     62.6     $     65.4     $     19.5      $     76.1
     Investing activities                         (7.5)           (16.1)          (4.2)         (21.7)         (223.2)
     Financing activities                          3.6            (31.4)         (72.8)           8.6            92.2
                                            -------------    -----------    -----------    ------------    -----------
       Net provided (used)                  $    (17.5)      $     15.1     $    (11.6)    $      6.4      $    (54.9)

   Mill product shipments (5)                      8.9             12.2           11.4           11.4            14.8
   Average mill product prices (5)          $    31.40       $    29.80     $    28.70     $    33.00      $    35.25
   Melted product shipments (5)                    2.4              4.4            3.5            2.5             3.6
   Average melted product prices (5)        $    14.50       $    14.50     $    13.65     $    14.20      $    18.50
   Active employees at December 31               1,956            2,410          2,220          2,350           2,740
   Order backlog at December 31(6)          $    165.0       $    225.0     $    245.0     $    195.0      $    350.0
   Capital expenditures                     $      7.8       $     16.1     $     11.2     $     24.8      $    115.2

(1)  See the notes to the Consolidated  Financial  Statements and MD&A for items that  materially  affect  the  2002,  2001 and 2000  periods.  The  Company recorded $4.5 million and $24.0 million  pre-tax  restructuring  charges in
     1999 and 1998, respectively.
(2)  Antidilutive in all periods.
(3)  Indebtedness  represents notes payable and current and noncurrent debt, and excludes  capital  lease  obligations  and Minority  interest - Convertible
     Preferred Securities (and accrued dividends thereon).
(4)  Net cash (debt) represents cash and cash equivalents less indebtedness.
(5)  Shipments in thousands of metric tons;  average  selling  prices stated per kilogram and mix adjusted.
(6)  Order backlog is defined as unfilled  purchase orders,  which are generally
     subject  to  deferral  or   cancellation  by  the  customer  under  certain
     conditions.
(7)  Amounts have been  adjusted to reflect the  Company's  one-for-ten  reverse stock split which became  effective  after the close of trading on February
     14, 2003.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Overview. The titanium industry derives a substantial portion of its demand from the highly cyclical commercial aerospace industry. The Company estimates that aggregate industry shipment volume for titanium mill products in 2002 was derived from the following markets: 41% from aerospace; 44% from industrial; and 15% from emerging markets. The commercial aerospace sector is the principal driver of titanium consumed in the aerospace markets, accounting for shipments of approximately 14,500 metric tons in 2002, which represent about 80% of mill product aerospace shipments and about 33% of aggregate mill product industry shipments. Mill product shipments to military aerospace markets in 2002 were approximately 3,600 metric tons, which represent about 8% of aggregate mill product shipments. The Company's business is more dependent on commercial aerospace demand than the overall titanium industry, as approximately 59% of its mill product sales volume in 2002 was represented by sales to this sector.

     The economic slowdown in the United States and other regions of the world in the latter part of 2001 and the September 11, 2001 terrorist attacks combined to negatively impact commercial air travel in the United States and abroad throughout 2002. Although airline passenger traffic showed improvement in the months immediately following the terrorist attacks, current data indicates that traffic remains below pre-attack levels. As a result, the U.S. airline industry is expected to record a second consecutive year of losses and two major U.S. airlines were forced to seek bankruptcy protection from their creditors.
Airlines have announced a number of actions to reduce both costs and capacity including, but not limited to, the early retirement of airplanes, the deferral of scheduled deliveries of new aircraft and allowing purchase options to expire. The Company's order backlog at the end of December 2002 was approximately $165 million, unchanged from the end of September 2002. The Company's order backlog was $225 million at the end of December 2001. Substantially all the 2002 year-end backlog is scheduled for shipment during 2003. However, the Company's order backlog may not be a reliable indicator of future business activity. Since September 11, 2001, the Company has received a number of deferrals and cancellations of previously scheduled orders and believes such requests will continue into 2003. The Company expects the current slowdown in the commercial aerospace sector to continue through 2005 before beginning a modest upturn in 2006. See "Outlook" for further discussion of the Company's business expectations for 2003.

     The table on the following page summarizes certain information regarding the Company's results of operations for the past three years. Average selling prices, as reported by the Company, are a reflection not just of actual selling prices received by the Company, but other related factors such as currency exchange rates and customer and product mix in a given period. Consequently, changes in average selling prices from period to period will be impacted by changes occurring not just in actual prices, but by these other factors as well. In the following discussion, the Company has attempted to adjust for the effects of changes in currency and mix when referring to the percentage change in selling prices from period to period.



                                                                               Year ended December 31,
                                                                ------------------------------------------------------
                                                                     2002               2001                2000
                                                                ---------------    ----------------    ---------------
                                                                                   ($ in thousands)

Net sales                                                       $     366,501      $     486,935       $     426,798
Gross margin                                                           (3,123)            39,893               3,881
Operating (loss) income                                               (20,849)            64,480             (41,650)

Gross margin percent of net sales                                         -1%                 8%                  1%

Percent change in:
   Mill product sales volume                                              -27                 +7                  -1
   Mill product average selling prices (1)                                 +3                 +2                  -7
   Melted product sales volume                                            -46                +27                 +39
   Melted product average selling prices (1)                               -1                 +8                 -10

(1)  Change expressed in billing currencies and adjusted for product mix.


     2002 operations. The Company's sales of mill products in 2002 decreased 23% from $363.3 million in 2001 to $278.2 million in 2002. This decrease was principally due to a 27% decrease in mill product sales volume and changes in customer and product mix. The Company's estimated sales volume to the commercial aerospace sector declined approximately 37% during 2002 compared to 2001. Mill product average selling prices (expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods) during 2002 increased 4% compared to 2001 selling prices. In billing currencies (which exclude the effects of foreign currency translation), mill product average selling prices increased 3% over 2001 levels. Melted product sales decreased 46% from $64.1 million in 2001 to $34.8 million in 2002 primarily due to a 46% decrease in melted product sales volume and changes in customer and product mix. Melted product average selling prices decreased 1% from 2001 melted product prices.

     Gross margin (net sales less cost of sales) was negative 1% of sales in 2002, compared to 8% in the prior year. Gross margin in 2002 was most adversely impacted by the decline in production volume and the related impact on manufacturing overhead costs. As the Company reduces production volume in response to reduced requirements, certain manufacturing overhead costs decrease at a slower rate and to a lesser extent than production volume changes, generally resulting in higher costs relative to production levels. Average plant operating rates declined from approximately 75% of capacity in 2001 to approximately 55% in 2002. In addition, the Company recorded certain provisions for excess and slow moving inventories during 2002 that, due to business conditions existing during 2002, including a number of customer order cancellations, were approximately $5.3 million greater than in 2001. The Company also incurred severance costs of approximately $1.7 million related to global manufacturing workforce reductions undertaken throughout 2002. Gross margin during 2001 was adversely impacted by $3.3 million of estimated costs related to the tungsten matter described below and $10.8 million of equipment impairment charges described in "2001 operations." Gross margin during 2001 was also adversely impacted by goodwill amortization of $4.6 million, as effective
January 1, 2002 the Company no longer amortized its goodwill on a periodic basis. See Note 7 to the Consolidated Financial Statements.

     In March 2001, the Company was notified by one of its customers that a product the customer manufactured from standard grade titanium produced by the Company contained what has been confirmed to be a tungsten inclusion. The Company believes that the source of this tungsten was contaminated silicon, which is used as an alloying addition to titanium at the melting stage, purchased from an outside vendor in 1998. At the present time, the Company is aware of six standard grade ingots that have been demonstrated to contain tungsten inclusions. Based upon the Company's assessment of possible losses, TIMET recorded an aggregate charge to cost of sales for this matter of $3.3 million during 2001. During 2001, the Company charged $0.3 million against this accrual to write down its remaining on-hand inventory and made $0.3 million in settlement payments, resulting in a $2.7 million accrual as of December 31, 2001 for potential future claims. During 2002, the Company made settlement payments aggregating $0.3 million and has also revised its estimate of the most likely amount of loss to be incurred, resulting in a credit of $0.2 million to cost of sales during 2002. As of December 31, 2002, $2.2 million is accrued for pending and potential future claims. This amount represents the Company's best estimate of the most likely amount of loss yet to be incurred. This amount does not represent the maximum possible loss, which is not possible for the Company to estimate at this time, and may be periodically revised in the future as more facts become known. As of December 31, 2002 the Company has received claims aggregating approximately $5 million and has made settlement payments aggregating $0.6 million. Pending claims are being investigated and negotiated. The Company believes that certain claims are without merit or can be settled for less than the amount of the original claim. There is no assurance that all potential claims have yet been submitted to the Company. The Company has filed suit seeking full recovery from its silicon supplier for any liability the Company might incur, although no assurances can be given that the Company will ultimately be able to recover all or any portion of such amounts. The Company has not recorded any recoveries related to this matter as of December 31, 2002.

     Selling, general, administrative and development expenses decreased 17% in 2002 compared to 2001, principally due to the inclusion of $6.2 million of incentive compensation related to the Boeing settlement in 2001 (discussed in "2001 operations") and lower personnel related costs in 2002, partially offset by higher selling and marketing costs.

     Equity in earnings (losses) of joint ventures in 2002 decreased 21% from 2001 principally due to a decrease in earnings of VALTIMET, the Company's 44%-owned welded tube joint venture.

     The Company recognized $23.4 million of income for the year ended December 31, 2002 related to the take-or-pay provisions of the Boeing LTA, as amended. The terms of the amended Boeing LTA allow Boeing to purchase up to 7.5 million pounds of titanium product annually from TIMET through 2007, but limit TIMET's maximum quarterly volume obligation to 3.0 million pounds. The LTA is structured as a take-or-pay agreement such that, beginning in calendar year 2002, Boeing forfeits $3.80 per pound of its advance payment in the event that its orders for delivery are less than 7.5 million pounds in any given calendar year. The Company recognizes income to the extent Boeing's year-to-date orders for delivery plus TIMET's maximum quarterly volume obligations for the remainder of the year total less than 7.5 million pounds. This income is recognized as other operating income and is not included in sales revenue, sales volume or gross margin. Based on actual purchases of approximately 1.3 million pounds during 2002, the Company recognized other income for 6.2 million pounds that Boeing did not purchase under the LTA during 2002.

     2001 operations. Sales of mill products in 2001 increased 11% from $326.3 million in 2000 to $363.3 million in 2001. This increase was principally due to a 7% increase in mill product sales volume and changes in customer and product mix. The Company's estimated shipment volume to the commercial aerospace sector increased approximately 14% during 2001 compared to 2000. Mill product average selling prices (expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods) during 2001 approximated 2000 selling prices. In billing currencies (which exclude the effects of foreign currency translation), mill product average selling prices increased 2% over 2000 levels. Melted product sales increased 35% from $47.4 million in 2000 to $64.1 million in 2001 due to the net effects of a 27% increase in melted product sales volume, an 8% increase in melted product average selling prices and changes in customer and product mix.

     Gross margin was 8% of sales in 2001, compared to 1% in the prior year, primarily reflecting the net effects of higher selling prices, higher operating rates at certain plants, lower sponge costs and changes in customer and product mix. Gross margin for 2001 was adversely impacted by higher scrap costs, higher energy costs, $10.8 million of equipment impairment charges discussed below and $3.3 million of estimated costs related to the tungsten inclusion matter. In comparison, gross margin in 2000 was adversely impacted by a $3.5 million equipment impairment charge and a $3.3 million charge for anticipated environmental remediation costs.

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

     In April 2001, the Company reached a settlement of the litigation between TIMET and Boeing related to the parties' 1997 LTA. Pursuant to the settlement, the Company received a cash payment of $82 million and recorded approximately $73 million (cash settlement less legal fees) as other operating income, with partially offsetting operating expenses of approximately $6.2 million for employee incentive compensation and other costs reported as a component of selling, general, administrative and development expense, resulting in a net pre-tax income effect of $66.8 million in 2001.

     Selling, general, administrative and development expenses increased 18% in 2001 compared to 2000 principally due to the approximate $6.2 million of employee incentive compensation discussed above.

     Equity in earnings (losses) of joint ventures in 2001 increased by $3.4 million from 2000 principally due to the increase in earnings of VALTIMET, the Company's 44%-owned welded tube joint venture.

     Other operating income (expense), net in 2000 reflected a $2.0 million gain related to the termination of the Company's 1990 agreement to sell titanium sponge to Union Titanium Sponge Corporation, which was offset by a $2.8 million restructuring charge related to the Company's plan to address then-current market and operating conditions.

         Non-operating income (expense), net.


                                                                               Year ended December 31,
                                                                ------------------------------------------------------
                                                                     2002               2001                2000
                                                                ---------------    ----------------    ---------------
                                                                                    (In thousands)

Dividends and interest income                                   $         118      $       5,460       $       6,154
SMC impairment charge                                                 (27,500)           (61,519)                  -
Surety bond guarantee                                                  (1,575)                 -                   -
Gain on sale of castings joint venture                                      -                  -               1,205
Loss on early extinguishment of debt                                        -                  -              (1,343)
Foreign exchange gain (loss)                                             (587)                92              (1,085)
Interest expense                                                       (3,381)            (4,060)             (7,704)
Other income (expense)                                                   (761)                18                 (53)
                                                                ---------------    ----------------    ---------------
                                                                $     (33,686)     $     (60,009)      $      (2,826)
                                                                ===============    ================    ===============

     Dividends and interest income during 2000 and 2001 consisted principally of dividends on the Company's investment in the $80 million non-voting convertible preferred securities of SMC. Because of various factors affecting SMC subsequent to the terrorist attacks of September 11, 2001, the Company undertook an assessment of its investment in the SMC securities in the fourth quarter of 2001 with the assistance of an external valuation specialist. The SMC convertible preferred securities are not publicly traded and, accordingly, quoted market prices are unavailable. As such, the assessment of fair value of these securities required significant judgment and considered a number of factors, including, but not limited to, the financial health and prospects of SMC and market yields of comparable securities. The assessment indicated that it was unlikely the Company would recover its then existing carrying amount, including accrued dividends and interest, of the securities in accordance with the securities' contractual terms and that an other than temporary decline in the fair value of its investment had occurred. The Company recorded a $61.5 million pre-tax impairment charge in the fourth quarter of 2001 to reduce the carrying amount of this investment, including accrued dividends and interest, to an estimated fair value of $27.5 million. At that time the Company also ceased accruing dividend income on these securities. Subsequently, on March 27, 2002, SMC and its U.S. subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Company undertook a further assessment of its investment in SMC, again with the assistance of the same external valuation specialist, and recorded an additional $27.5 million impairment charge during the first quarter of 2002 for an other than temporary decline in the estimated fair value of its investment in SMC. This charge reduced the Company's carrying amount of its investment in SMC to zero. See Note 5 to the Consolidated Financial Statements.

     TIMET is the primary obligor on two workers' compensation bonds issued on behalf of a former subsidiary, Freedom Forge Corporation ("Freedom Forge"), which TIMET sold in 1989. The bonds were provided as part of the conditions imposed on Freedom Forge in order to self-insure its workers' compensation obligations. Each of the bonds has a maximum obligation of $1.5 million. Freedom Forge filed for Chapter 11 bankruptcy protection on July 13, 2001, and discontinued payment on the underlying workers' compensation claims in November 2001. During the third quarter of 2002, TIMET received notices that the issuers of the bonds were required to make payments on one of the bonds with respect to certain of these claims and were requesting reimbursement from TIMET. Based upon current loss projections, the Company anticipates claims will be incurred up to the maximum amount payable under the bond and, therefore, recorded $1.6 million for this bond (including $0.1 million in legal fees reimbursable to the issuer of the bond) as other non-operating expense in 2002. Through December 31, 2002, TIMET has reimbursed the issuer approximately $0.4 million under this bond. At this time the Company understands that no claims have been paid under the second bond, and no such payments are currently anticipated. Accordingly, no accrual has been recorded for potential claims that could be filed under the second bond. TIMET may revise its estimated liability under these bonds in the future as additional facts become known or claims develop.

     Interest expense for 2002 decreased 17% compared to 2001, primarily due to lower average outstanding borrowings and lower interest rates during 2002. Interest expense for 2001 decreased over 2000 primarily due to the paydown of the Company's revolving U.S. debt following settlement of the Boeing related litigation.

     In 2000, the Company sold its 20% interest in a castings joint venture with Wyman-Gordon (the 80% owner) to Wyman-Gordon for approximately $7 million and recorded a gain on the sale of approximately $1.2 million. The Company also recorded a $1.3 million pre-tax loss on the early extinguishment of debt related to deferred financing costs that the Company was required to write off in conjunction with the early termination of a previous bank financing agreement. This amount was previously reflected as an extraordinary item ($0.8 million net of tax); however, based on the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections in 2002, this amount was reassessed, whereby the Company determined this loss did not meet the necessary "unusual and infrequent" criteria to be considered an extraordinary item. Therefore, the Company was required to retroactively reclassify this amount to non-operating income (loss). See Note 1 to the Consolidated Financial Statements.

     Income taxes. Based on the Company's recent history of U.S. losses, its near-term outlook and management's evaluation of available tax planning strategies, in the fourth quarter of 2001 the Company concluded that realization of its previously recorded U.S. deferred tax assets did not continue to meet the "more-likely-than-not" recognition criteria. Accordingly, during 2001 the Company increased its U.S. deferred tax valuation allowance by $35.5 million to offset deferred tax benefits related to net U.S. deferred tax assets, primarily net operating loss and minimum tax credit carryforwards. Additionally, the Company determined that it would not recognize a deferred tax benefit related to future U.S. losses continuing for an uncertain period of time. The Company increased its U.S. deferred tax valuation allowance by $39.4 million in 2002 based upon additional U.S. losses and increases to the U.S. minimum pension liability. See Note 16 to the Consolidated Financial Statements.

     During the fourth quarter of 2002, the Company was required to record a charge to other comprehensive loss to reflect an increase in its U.K. minimum pension liability. The related tax effect of this charge resulted in the Company shifting from a net deferred tax liability position to a net deferred tax asset position. Based on the Company's recent history of U.K. losses, its near-term outlook and management's evaluation of available tax planning strategies, the Company determined that it would not recognize this deferred tax asset because it did not meet the "more-likely-than-not" recognition criteria. Accordingly, the Company recorded a U.K. deferred tax asset valuation allowance of $7.2 million through other comprehensive income in the fourth quarter to offset the related U.K. deferred tax asset that arose due to the increase in U.K. minimum pension liabilities. Commencing in the first quarter of 2003 and continuing for an uncertain period of time, the Company will not recognize deferred tax benefits related to either future U.K. losses or future increases in U.K.
minimum  pension  liabilities.   See  Note  16  to  the  Consolidated  Financial
Statements.

     During the first quarter of 2002, the Job Creation and Worker Assistance Act of 2002 (the "JCWA Act") was signed into law. The Company benefits from certain provisions of the JCWA Act, which liberalized certain net operating loss ("NOL") and alternative minimum tax restrictions. Prior to the law change, NOLs could be carried back two years and forward 20 years. The JCWA Act increases the carryback period for losses generated in 2001 and 2002 to five years with no change to the carryforward period. In addition, losses generated in 2001 and 2002 can be carried back and offset against 100% of a taxpayer's alternative minimum taxable income ("AMTI"). Prior to the law change, an NOL could offset no more than 90% of a taxpayer's AMTI. The suspension of the 90% limitation is also applicable to NOLs carried forward into 2001 and 2002. Based on these changes, the Company recognized $1.8 million of refundable U.S. income taxes during the first quarter of 2002. The Company received $0.8 million of this refund in the fourth quarter of 2002.

     Minority interest. Annual dividend expense related to the Company's 6.625% Convertible Preferred Securities generally approximates $13.3 million and is reported as minority interest. In 2000, this expense was reported net of allocable income taxes; however, as a result of the Company's decision to increase its deferred tax valuation allowance as described above, no income tax benefit associated with this expense was recorded and this expense was reported gross in 2002 and 2001. In addition, in 2001 the Company recorded $0.5 million of pre-tax dividend expense related to dividends in arrears. In April 2000, the Company exercised its right to defer future dividend payments on these securities. On June 1, 2001, the Company resumed payment of dividends on these securities, made the scheduled payment of $3.3 million and paid the previously deferred aggregate dividends of $13.9 million. In October 2002, the Company again exercised its right to defer future dividend payments on these securities, effective with the Company's December 1, 2002 scheduled dividend payment. Dividends will continue to accrue at the coupon rate on the principal and unpaid dividends and have been classified as long-term in the Consolidated Financial Statements. The Company will consider resuming payment of dividends on the Convertible Preferred Securities once the outlook for the Company's business improves substantially.

     Other minority interest relates primarily to the 30% interest in TIMET Savoie held by CEZUS. See Note 12 to the Consolidated Financial Statements.

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

     The second step of the impairment test, which was completed during the third quarter of 2002, required the Company to compare the implied fair value of its reporting unit's goodwill with the carrying amount of that goodwill. With the assistance of the external valuation specialist utilized in the step one testing, the Company determined the implied fair value of its goodwill was zero. Accordingly, the Company recorded a non-cash goodwill impairment charge of $44.3 million, representing the entire balance of the Company's recorded goodwill at January 1, 2002. There was no income tax benefit associated with this charge. While the goodwill associated with the Company's U.S. operations is deductible for income tax purposes, the Company does not currently recognize an income tax benefit associated with its U.S. losses. In addition the goodwill associated with the Company's European operations is not deductible for income tax purposes. Pursuant to the transition requirements of SFAS No. 142, this charge has been reported in the Company's Consolidated Statements of Operations as a cumulative effect of a change in accounting principle as of January 1, 2002. The effect of the change in accounting principle on the first quarter of 2002 was to increase the Company's first quarter net loss by $44.3 million, or $14.04 per share, to $80.4 million, or $25.47 per share. The change had no effect on the second, third or fourth quarters of 2002.

     European operations. The Company has substantial operations and assets located in Europe, principally the United Kingdom, with smaller operations in France and Italy. Titanium is sold worldwide, and many factors influencing the Company's U.S. and European operations are similar. Approximately 44% of the Company's sales revenue originated in Europe in 2002, of which approximately 60% was denominated in currencies other than the U.S. dollar, principally the British pound sterling and the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for the Company's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of the Company's European subsidiaries are those of their respective countries; thus, the U.S. dollar value of these subsidiaries' sales and costs that are denominated in currencies other than their functional currency, including sales and costs denominated in U.S. dollars, are subject to exchange rate fluctuations which may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of the Company's European operations may be in U.S. dollars or in functional currencies. The Company's export sales from the U.S. are denominated in U.S. dollars and as such are not subject to currency exchange rate fluctuations.

     The Company does not use currency contracts to hedge its currency exposures. Net currency transaction gains/losses included in earnings were a loss of $0.6 million in 2002, a gain of $0.1 million in 2001 and a loss of $1.1 million in 2000. At December 31, 2002, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $29.8 million and $36.6 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable, accounts payable and borrowings.

     Related party transactions. The Company is a party to certain transactions with related parties. See Note 18 to the Consolidated Financial Statements.

     Supplemental information. In July 2002, the Company successfully negotiated new three-year labor agreements with its labor unions at its Toronto, Ohio facility. The Company's European operations require annual labor union negotiations, at which all contracts were successfully extended during 2002, and such negotiations are currently under way for 2003.

     On February 4, 2003, the Company's stockholders approved a proposal to amend TIMET's Certificate of Incorporation to effect a reverse stock split of the Company's common stock at a ratio of one share of post-split common stock for each eight, nine or ten shares of pre-split common stock issued and outstanding, with the final exchange ratio to be selected by the Board of Directors. Subsequently, the Company's Board of Directors unanimously approved the reverse stock split on the basis of one share of post-split common stock for each outstanding ten shares of pre-split common stock. The reverse stock split became effective after the close of trading on February 14, 2003. All share and per share disclosures for all periods presented in MD&A have been adjusted to give effect to the reverse stock split.

     Outlook. The Outlook section contains a number of forward-looking statements, all of which are based on current expectations, and exclude the effect of potential future charges related to restructurings, asset impairments, valuation allowances and similar items. Undue reliance should not be placed on forward-looking statements, as more fully discussed in the "Forward-Looking Information" statement of this Annual Report. Actual results may differ materially. See Notes to the Consolidated Financial Statements regarding commitments, contingencies, legal, environmental and other matters, which may materially affect the Company's future business, results of operations, financial position and liquidity.

     As previously discussed, the economic slowdown in the United States and other regions of the world in the latter part of 2001 in combination with the effects of the September 11, 2001 terrorist attacks negatively impacted commercial air travel in the United States and abroad throughout 2002. Although general economic conditions have improved relative to 2001 levels, current data indicates that commercial airline passenger traffic remains below pre-attack levels, and the Company expects the current slowdown in the commercial aerospace sector to continue through 2005 before beginning a modest upturn in 2006. In addition, the continuing war on terrorism and potential global conflicts could damage an already fragile economy, delay the recovery in airline passenger traffic and exacerbate the current downturn in the commercial aerospace industry. As a result, demand for titanium in the commercial aerospace market remains soft.

     In response, airlines have announced a number of actions to reduce both costs and capacity including, but not limited to, the early retirement of airplanes, the deferral of scheduled deliveries of new aircraft and allowing purchase options to expire. The major commercial airframe and jet engine manufacturers have substantially reduced their production levels in 2003, and the forecast of engine and aircraft deliveries over the next few years is expected to remain at these reduced levels. The Company expects that aggregate industry mill product shipments will decrease in 2003 by approximately 3% to about 42,500 metric tons. The Company believes that demand for mill products for the commercial aerospace sector could decline by up to 15% in 2003, primarily due to a combination of reduced aircraft production rates and excess inventory accumulated throughout the aerospace supply chain since September 11, 2001. Excess inventory accumulation typically leads to order demand for titanium products falling below actual consumption.

     According to The Airline Monitor, a leading aerospace publication, the worldwide commercial airline industry reported an estimated operating loss of approximately $8 billion in 2002, compared with an operating loss of $11 billion in 2001 and operating income of $11 billion in 2000. The Airline Monitor traditionally issues forecasts for commercial aircraft deliveries each January and July. According to The Airline Monitor, large commercial aircraft deliveries for the 1996 to 2002 period peaked in 1999 with 889 aircraft, including 254 wide body aircraft that use substantially more titanium than their narrow body counterparts. Large commercial aircraft deliveries totaled 673 (including 176 wide bodies) in 2002. The Airline Monitor's most recently issued forecast of January 2003 calls for 580 deliveries in 2003, 570 deliveries in 2004 and 560 deliveries in 2005. Relative to 2002, these forecasted delivery rates represent anticipated declines of about 14% in 2003, 15% in 2004 and 17% in 2005. After 2005, The Airline Monitor calls for a continued increase each year in large commercial aircraft deliveries through 2010, with forecasted deliveries of 780 aircraft in 2009 exceeding 2002 levels. Deliveries of titanium generally precede aircraft deliveries by about one year, although this varies considerably by titanium product. This correlates to the Company's cycle, which historically precedes the cycle of the aircraft industry and related deliveries. The Company can give no assurance as to the extent or duration of the current commercial aerospace cycle or the extent to which it will affect demand for the Company's products.

     Although the current business environment makes it particularly difficult to predict TIMET's future performance, the Company believes sales revenue in 2003 will remain flat compared to 2002 at approximately $360 million to $370 million, reflecting the combined effects of increases in sales volume offset by continued softening of market selling prices and changes in customer and product mix. Mill product sales volume is expected to increase approximately 5% from 2002 levels to about 9,300 metric tons and melted product sales volume is expected to increase approximately 40% relative to 2002, to approximately 3,300 metric tons. The Company expects approximately 55% of its 2003 mill product sales volume will be derived from the commercial aerospace sector (as compared to 59% in 2002), with the balance from military aerospace, industrial and emerging markets. The overall mill product sales volume increase in 2003 is principally driven by an anticipated increase in the Company's military aerospace, military armor and industrial sales volume compared to 2002, partially offset by sales volume declines in commercial aerospace and various emerging markets.

     Market selling prices on new orders for titanium products, while difficult to forecast, are expected to continue to soften throughout 2003. However, about one-half of the Company's anticipated commercial aerospace volume in 2003 is under LTAs that provide the Company with selling price stability on that portion of its business. The Company may sell substantially similar titanium products to different customers at varying selling prices due to the effect of LTAs, timing of purchase orders and market fluctuations. There are also wide differences in selling prices across different titanium products that the Company offers. Accordingly, the mix of customers and products sold affects the average selling price realized and has an important impact on sales revenue and gross margin. Average selling prices, as reported by the Company, are a reflection not just of actual selling prices received by the Company, but other related factors such as currency exchange rates and customer and product mix in a given period. Consequently, changes in average selling prices from period to period will be impacted by changes occurring not just in actual prices, but in these other factors as well.

     The Company's cost of sales is affected by a number of factors including, among others, customer and product mix, material yields, plant operating rates, raw material costs, labor and energy costs. Raw material costs represent the largest portion of the Company's manufacturing cost structure. The Company expects to manufacture a significant portion of its titanium sponge requirements in 2003 and purchase the balance. The Company expects the aggregate cost of purchased sponge and scrap to remain relatively stable in 2003 as compared to 2002. The Company expects its overall capacity utilization to average about 50% in 2003, down from 55% in 2002; however, the Company's practical capacity utilization measures can vary significantly based on product mix. As the Company reduces production volume in response to reduced requirements, certain manufacturing overhead costs decrease at a slower rate and to a lesser extent than production volume changes, generally resulting in higher costs relative to production levels. During 2002 the Company undertook a number of actions to reduce its costs, including reductions in employment levels, more stringent spending controls and programs to improve manufacturing yields. However, the continued softening of market selling prices is expected to substantially offset the benefits of these actions, resulting in an expected gross margin in 2003 of between negative 2% and break even. The Company expects gross margin to improve during the year as production volumes begin to increase somewhat.

     Selling, general, administrative and development expenses for 2003 should approximate $40 million. Interest expense in 2003 should approximate $3 million. Minority interest on the Company's Convertible Preferred Securities in 2003 should approximate $14 million, including additional dividend costs related to the deferral of the related dividend payments.

     The Company anticipates that Boeing will purchase about 0.8 million pounds of product in 2003. At this projected order level, the Company expects to recognize about $25 million of income under the Boeing LTA's take-or-pay provisions in 2003. Any such earnings will be reported as operating income, but will not be included in sales revenue, sales volume or gross margin.

     The Company's effective consolidated income tax rate is expected to be significantly below the U.S. statutory rate, as no income tax benefit is expected to be recorded on U.S. or U.K. losses during 2003. During the fourth quarter of 2002, TIMET UK began to generate net deferred tax assets, and the Company determined that future realization of its UK deferred tax assets did not meet the "more-likely-than-not" recognition criteria. Therefore, no income tax benefit is expected to be recorded on UK losses during 2003. The Company operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pre-tax income (loss) can significantly impact the Company's overall effective tax rate.

     The Company presently expects an operating loss in 2003 of $15 million to $25 million and a net loss of $35 million to $45 million, before any potential restructuring or other special charges or changes in accounting principle. The Company presently anticipates its results in the last half of 2003 will be improved compared to the first half due to the improvement in gross margins and because the estimated $25 million expected to be earned under the take-or-pay provision of the Boeing LTA will be recognized in the last half of the year.

     The Company expects to generate $20 million to $30 million in cash flow from operations during 2003. This is principally driven by reductions in working capital, especially inventory, and the deferral of the dividends on the Convertible Preferred Securities. The Company received the 2003 advance of $27.7 million ($28.5 million less $0.8 million for 2002 subcontractor purchases) from Boeing in early January 2003. Capital expenditures in 2003 should approximate $10 million, principally covering capital maintenance, safety and environmental programs. Depreciation and amortization should approximate $36 million.

     Bank debt is expected to decrease in 2003 as compared to year-end 2002 levels. At December 31, 2002, the Company had over $130 million of borrowing availability under its various worldwide credit agreements. The Company believes its cash, cash flow from operations and borrowing availability will satisfy its expected working capital, capital expenditures and other requirements in 2003.

     The Company is not satisfied with the projected results for 2003 and has undertaken further cost reduction measures. The Company is redoubling its efforts to achieve aggressive spending reductions, supplier price concessions and manufacturing process improvements, and additional salaried headcount reductions are expected. On a longer-term basis, the Company is continuing to evaluate product line and facilities consolidations that may permit it to meaningfully reduce its cost structure in the future while maintaining and even increasing its market share. Accordingly, the Company's results in 2003 could include one or more charges for restructurings, asset impairments or similar charges that might be material. Likewise, to the extent that cost reductions meet or exceed target goals, results may be somewhat better than currently forecast.

     In 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 is recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company expects to recognize a cummulative effect loss of approximately $0.2 million and an asset retirement obligation of approximately $0.4 million upon adoption of SFAS No. 143 on January 1, 2003. See Note 1 to the Consolidated Financial Statements.

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company has adopted the disclosure requirements of the Interpretation as of December 31, 2002. See Note 19 to the Consolidated Financial Statements related to discussion of the Company's workers' compensation surety bond guarantees. The Company will adopt the recognition and initial measurement provisions of this Interpretation on a prospective basis for any guarantees issued or modified after December 31, 2002.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. Except for TIMET Capital Trust I (discussed in
Note 12 to the Consolidated Financial Statements), the Company does not believe it has any variable interest entity covered by the scope of FASB Interpretation No. 46. The Company has consolidated TIMET Capital Trust I since its formation, as the Company owns 100% of the trust's outstanding voting securities. The Company will adopt this Interpretation no later than the quarter ended September 30, 2003. The adoption of this Interpretation is not expected to have a material effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash flows provided by operating, investing and financing activities for each of the past three years are presented below. The following should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto.



                                                                               Year ended December 31,
                                                                ------------------------------------------------------
                                                                      2002               2001                2000
                                                                ---------------    ----------------    ---------------
                                                                                    (In thousands)
Cash provided (used) by:
   Operating activities:
     Excluding changes in assets and liabilities                $      (4,100)     $      97,908       $      (7,851)
     Changes in assets and liabilities                                 (9,495)           (35,334)             73,313
                                                                ---------------    ----------------    ---------------
                                                                      (13,595)            62,574              65,462
   Investing activities                                                (7,467)           (16,093)             (4,218)
   Financing activities                                                 3,523            (31,358)            (72,812)
                                                                ---------------    ----------------    ---------------

     Net cash (used) provided by operating,
       investing and financing activities                       $     (17,539)     $      15,123       $     (11,568)
                                                                ===============    ================    ===============

     Operating  activities.   Cash  (used)  provided  by  operating  activities,
excluding changes in assets and liabilities, during the past three years generally follows the trend in operating results. Changes in assets and liabilities reflect the timing of purchases, production and sales, and can vary significantly from period to period.

     Accounts receivable decreased during 2002 primarily as a result of reduced sales, partially offset by an increase in days sales outstanding as certain customers extended their payment terms to the Company. Accounts receivable increased in 2001, principally as a result of increased sales. Accounts receivable decreased during 2000, reflecting the decrease in sales levels as well as an improvement in collections as reflected by a decrease in the average number of days that receivables were outstanding. The significant reduction in receivables in 2000 was also attributable to $16 million of customer payments received in the first quarter of 2000 related to a bill-and-hold arrangement entered into near the end of 1999. See Note 9 to the Consolidated Financial Statements.

     Inventories decreased during 2002 primarily as a result of reduced production in the fourth quarter of 2002 and an increase in the Company's reserves for excess inventories, which the Company recorded in response to decreased demand for its products and other changes in business conditions. Inventories increased in 2001, reflecting material purchases and production rates that were based on expected sales levels higher than actual sales levels achieved. Due to the impact of the September 11, 2001 terrorist attacks, a number of customer order deferrals and cancellations were received late in 2001, contributing to the inventory increase. The Company reduced inventories during 2000 as excess raw materials and other inventory items were consumed and inventory reduction and control efforts were put in place.

     In April 2001, the Company reached a settlement of the litigation between TIMET and Boeing. Pursuant to the settlement, the Company received a cash payment of $82 million ($73 million net of legal fees) and in December 2001 received a $28.5 million customer advance from Boeing related to fiscal 2002 purchases. This advance was reduced to $0.8 million at the end of 2002 as a result of shipments and orders from Boeing as well as the recognition of take-or-pay income. Through 2007 the Company will receive a similar annual advance in January of the year to which the advance is related. See Notes 10 and 19 to the Consolidated Financial Statements.

     Net accounts with related parties decreased during 2002 primarily as a result of cash received from Tremont related to an intercorporate services agreement and from a reduction in sales to VALTIMET. Changes in net accounts with related parties during 2001 and 2000 resulted primarily from relative changes in receivable levels with joint ventures. Prepaid expenses and other current assets decreased during 2002 due to the receipt of raw materials for which the Company had made advance payments during 2001 and the ongoing usage of other prepaid assets.

     Dividends for the period October 1998 through December 1999 on the Company's investment in SMC 6.625% convertible preferred securities were deferred by SMC. In April 2000, SMC resumed current dividend payments of $1.3 million each quarter; however, dividends and interest in arrears were not paid. On October 11, 2001, the Company was notified by SMC of SMC's intention to again defer the payment of dividends effective with the dividend due on October 28, 2001. The SMC convertible preferred securities held by TIMET are not publicly traded and, accordingly, quoted market prices are unavailable. As more fully discussed in "Results of Operations - Non-operating income (expense), net", the Company recorded a pre-tax impairment charge of $61.5 million related to these securities, including accrued dividends and interest, in the fourth quarter of 2001 and ceased accruing dividend income on these securities at that time. Additionally, the Company recorded a charge of $27.5 million related to these securities in the first quarter of 2002 that reduced the carrying amount of these securities to zero. The ultimate amount, if any, which the Company may realize from its investment in the SMC securities is unknown due to the uncertainties associated with SMC's bankruptcy proceedings; however, the Company believes it is unlikely that it will recover any amount from this investment. See Note 5 to the Consolidated Financial Statements.

     Deferred income tax benefits in 2002 primarily reflect benefits recognized related to European losses, as the Company did not record any benefits related to its U.S. losses. Beginning in 2003, the Company will also not record any benefits related to its U.K. losses. Deferred income taxes in 2001 were primarily due to an increase in the Company's deferred tax asset valuation allowance to offset previously recorded tax benefits which did not meet the "more-likely-than-not" recognition criteria. Deferred income taxes in 2000 primarily reflect net tax refunds of $8 million. See Note 16 to the Consolidated Financial Statements.

     As more fully discussed in "Results of Operations - Minority interest," in October 2002 the Company exercised its right to defer future dividend payments on its Convertible Preferred Securities, although dividends will continue to accrue at the coupon rate on the principal and unpaid dividends. This deferral was effective beginning with the Company's December 1, 2002 scheduled dividend payment. The Company will consider resuming payment of dividends on the Convertible Preferred Securities once the outlook for the Company's business improves substantially. Since the Company exercised its right to defer dividend payments, it is unable under the terms of these securities to, among other things, pay dividends on or reacquire its capital stock during the deferral period. However, the Company is permitted to reacquire the Convertible Preferred Securities during the deferral period, subject to certain U.S. credit facility limitations. In April 2000, the Company similarly exercised its right to defer future dividend payments on its Convertible Preferred Securities. In the second quarter of 2001, a portion of the Boeing settlement, described above, was used to pay the previously deferred aggregate dividends of $13.9 million and resume the payment of the regularly scheduled dividends. Changes in accrued dividends on Convertible Preferred Securities reflect this activity.

     Investing activities. The Company's capital expenditures were $7.8 million in 2002, $16.1 million in 2001 and $11.2 million in 2000. Capital spending for 2002 and 2001 was principally for safety and maintaining capacity. Capital spending for 2000 was principally for capacity enhancements, capital maintenance, and safety and environmental projects.

     Proceeds of $7.0 million from the sale of the Company's castings joint venture in 2000 represent the proceeds from the Company's sale to Wyman-Gordon of the Company's 20% interest in Wyman-Gordon Titanium Castings, LLC. This transaction is more fully described in Note 4 to the Consolidated Financial Statements.

     Financing activities. Net borrowings of $6.3 million during 2002 are primarily attributable to increases in working capital (exclusive of cash). TIMET Savoie made a $1.1 million dividend payment to CEZUS in the second quarter of 2002. The Company incurred approximately $1.1 million in financing costs in conjunction with the Company's amendment of its U.S. revolving credit agreement in 2002. These costs are deferred and amortized over the life of the agreement, which matures in February 2006. See further discussion in "Borrowing arrangements." Net repayments of $32 million in 2001 are principally the result of the Company's litigation settlement with Boeing. Net repayments of $70 million in 2000 reflect reductions of outstanding borrowings principally in the U.S. resulting from collection of receivables, reduction in inventories, tax refunds, proceeds from the sale of the Company's casting joint venture and deferral of dividend payments on the Company's Convertible Preferred Securities. In addition, the Company incurred approximately $2.1 million in financing costs in 2000 in conjunction with the Company's completion of a new U.S. revolving credit agreement.

     Borrowing arrangements. At December 31, 2002, the Company's net debt (cash and cash equivalents less indebtedness, excluding capital lease obligations, Convertible Preferred Securities and accrued dividends thereon) was approximately $13.2 million, consisting of $6.2 million of cash and equivalents and $19.4 million of debt (principally borrowings under the Company's U.S. and U.K. credit agreements). This compares to a net cash position of approximately $12.1 million as of December 31, 2001. During January 2003, the Company received approximately $27.7 million from Boeing under the terms of the parties' amended LTA, which was used to reduce outstanding borrowings under the Company's U.S. credit agreement.

     On October 23, 2002, the Company amended its existing U.S. asset-based revolving credit agreement, extending the maturity date to February 2006. Under the terms of the amendment, borrowings are limited to the lesser of $105 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). This facility requires the Company's U.S. daily cash receipts to be used to reduce outstanding borrowings, which may then be reborrowed, subject to the terms of the agreement. Interest generally accrues at rates that vary from LIBOR plus 2% to LIBOR plus 2.5%. Borrowings are collateralized by substantially all of the Company's U.S. assets. The credit agreement prohibits the payment of dividends on TIMET's Convertible Preferred Securities if "excess availability," as defined, is less than $25 million, limits additional indebtedness, prohibits the payment of dividends on the Company's common stock if excess availability is less than $40 million, requires compliance with certain financial covenants and contains other covenants customary in lending transactions of this type. The Company was in compliance in all material respects with all covenants for all periods during the years ended December 31, 2002 and 2001. Excess availability is essentially unused borrowing availability and is defined as borrowing availability less outstanding borrowings and certain contractual commitments such as letters of credit. As of December 31, 2002, excess availability was approximately $85 million. The weighted average interest rate on borrowings outstanding under these credit agreements was 3.7% and 5.3% as of December 31, 2002 and 2001, respectively.

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

     The Company's subsidiary, TIMET UK, has a credit agreement that provides for borrowings limited to the lesser of (pound)22.5 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). The credit agreement includes a revolving and term loan facility and an overdraft facility (the "U.K. facilities"). On December 20, 2002, the Company renewed and amended its existing U.K. facilities, extending the maturity date to December 20, 2005 and reducing the maximum borrowing base from (pound)30.0 million to (pound)22.5 million to more appropriately match TIMET UK's collateral base. Borrowings under the U.K. facilities can be in various currencies including U.S. dollars, British pounds sterling and euros; accrue interest at rates that vary from LIBOR plus 1% to LIBOR plus 1.25%; and are collateralized by substantially all of TIMET UK's assets. The U.K. facilities require the maintenance of certain financial ratios and amounts and other covenants customary in lending transactions of this type. TIMET UK was in compliance in all material respects with all covenants for all periods during the years ended December 31, 2002 and 2001. The U.K. overdraft facility is subject to annual review in December of each year. In the event the overdraft facility is not renewed, the Company believes it could refinance any outstanding overdraft borrowings under either the revolving or term loan features of the U.K. facilities. Unused borrowing availability as of December 31, 2002 under the U.K. facilities was approximately $30 million. The weighted average interest rate on borrowings outstanding under these credit agreements was 4.6% and 3.6% as of December 31, 2002 and 2001, respectively.

     The Company also has overdraft and other credit facilities at certain of its other European subsidiaries. These facilities accrue interest at various rates and are payable on demand. Unused borrowing availability as of December 31, 2002 under these facilities was approximately $16 million. The weighted average interest rate on borrowings outstanding under these credit agreements was 3.7% and 3.6% as of December 31, 2002 and 2001, respectively.

     Although excess availability under TIMET's U.S. credit agreement remains above $40 million, no dividends were paid by TIMET on its common shares during 2002, 2001 or 2000. TIMET does not anticipate paying dividends on its common shares during 2003 and, as previously discussed, is not permitted to pay such dividends while deferring dividend payments on its Convertible Preferred Securities.

     Contractual commitments. As more fully described in Notes 11, 12, 18 and 19 to the Consolidated Financial Statements, the Company is a party to various debt, lease and other agreements at December 31, 2002 that contractually and unconditionally commit the Company to pay certain amounts in the future. The following table summarizes such contractual commitments that are unconditional both in terms of timing and amount by the type and date of payment.


                                                                  Unconditional Payment Due Date
                                             --------------------------------------------------------------------------
                                                              2004/           2006/          2008 &
                                               2003           2005            2007            After           Total
                                             ----------    ------------    ------------    ------------    ------------
       Contractual Commitment                                             (In thousands)
-----------------------------------

Indebtedness                                 $  12,994      $  6,401        $      -        $        -      $   19,395

Capital leases                                     642           885             411             8,279          10,217

Operating leases                                 3,384         2,336             947               339           7,006

Obligations to Basic Management, Inc.            1,324         1,922           1,063             1,107           5,416

Minimum sponge purchase commitments (1)          9,975        19,950          19,950                 -          49,875

Company-obligated mandatorily
  redeemable preferred securities of
  subsidiary trust holding solely
  subordinated debt securities ("BUCS")              -             -               -           201,241         201,241

Accrued dividends on BUCS (2)                        -             -               -             4,462           4,462
                                             ----------    ------------    ------------    ------------    ------------

                                             $  28,319      $ 31,494        $ 22,371        $  215,428      $  297,612
                                             ==========    ============    ============    ============    ============

-----------------------------------------------------------------------------------------------------------------------
(1) Commitments based on an assumed constant mix of products purchased.

(2) Represents total dividends accrued on the BUCS at December 31, 2002, including dividends due on December 1, 2002 and deferred as of that date.
     Based on the deferral, the deferred dividends are not contractually due until March 1, 2008.


     Defined benefit pension plans. The Company maintains two defined benefit pension plans in the U.S., one in the U.K. and one in France. The majority of the discussion below relates to the U.S. and U.K. plans, as the French plan is not material to the Company's Consolidated Balance Sheets, Statements of Operations or Cash Flows.

     The Company recorded consolidated pension expense of $4.9 million, $1.5 million and $1.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. Pension expense for these periods was calculated based upon a number of actuarial assumptions, most significant of which are the discount rate and the expected long-term rate of return on plan assets.

     The discount rate the Company utilizes for determining pension expense and pension obligations is based on a review of long-term bonds (10 to 15 year maturities) that receive one of the two highest ratings given by recognized rating agencies (generally Merrill Lynch, Moody's, Solomon Smith Barney and UBS Warburg) as well as composite indices provided by the Company's actuaries. Changes in the Company's discount rate over the past three years reflect the decline in such bond rates during that time period. The Company establishes a rate that is used to determine obligations as of the year-end date and expense for the subsequent year. The Company used the following discount rates for its pension plans:


                                                           Discount rates used for:
                      ------------------------------------------------------------------------------------------------
                              Obligation at                     Obligation at                     Obligation at
                            December 31,2002                  December 31,2001                  December 31, 2000
                           and expense in 2003               and expense in 2002               and expense in 2001
                      ------------------------------    ------------------------------     ---------------------------

U.S. Plans                         6.25%                             7.00%                            7.25%

U.K. Plan                          5.70%                             6.00%                            6.00%


     In developing the Company's expected long-term rate of return assumption, the Company evaluated historical market rates of return and input from its actuaries, including a review of asset class return expectations as well as long-term inflation assumptions. Projected returns are based on broad equity (large cap, small cap and international) and bond (corporate and government) indices as well as an anticipation that the plans' active investment managers will generate premiums above the standard market projections. The Company's assumed rate of return for 2002 was 9.00% for its U.S. plans and 7.50% for its U.K. plan based upon these projections.

     Lowering the expected long-term rate of return on the Company's U.S. plans' assets by 0.25% (from 9.00% to 8.75%) would have increased 2002 pension expense by approximately $0.1 million, and lowering the discount rate assumption by 0.25% (from 7.00% to 6.75%) would have increased the Company's U.S. plans' 2002 pension expense by approximately $0.1 million. Lowering the expected long-term rate of return on the Company's U.K. plan's assets by 0.25% (from 7.50% to 7.25%) would have increased 2002 pension expense by approximately $0.2 million, and lowering the discount rate assumption by 0.25% would have increased the Company's U.K. plan's 2002 pension expense by approximately $0.5 million.

     Based on continued market declines and losses on the plan assets during 2002, as well as future projected asset mix, the Company reduced its assumed long-term rate of return for 2003 to 8.50% for its U.S. plans and 6.70% for its U.K. plan. The Company's future expected long-term rate of return on plan assets for its U.S. and U.K. plans is based on an asset allocation assumption of 50% equity securities and 50% fixed income securities. Because of market fluctuations and prior funding strategies, actual asset allocation as of December 31, 2002 was 61% equity securities and 39% fixed income securities for the U.S. plans and 90% equity securities and 10% fixed income securities for the U.K. plan. The Company believes, however, that the plans' future long-term asset allocation on average will approximate the assumed 50/50 allocation. Although the expected rate of return is a long-term measure, the Company will continue to evaluate its expected rate of return, at least annually, and will adjust it as considered necessary.

     Among other things, the Company bases its determination of pension expense for all plans on the fair value of plan assets. The expected return on the fair value of the plan assets, determined based on the expected long-term rate of return, is a component of pension expense. This methodology further recognizes actual investment gains or losses (i.e. the difference between the expected and actual returns based on the market value of assets) in pension expense through amortization in future periods based upon the expected average remaining service life of the plan participants.

     Based on an expected rate of return on plan assets of 8.50%, a discount rate of 6.25% and various other assumptions, the Company estimates that pension expense for its U.S. plans will approximate $3.2 million in 2003, $2.6 million in 2004 and $2.0 million in 2005. A 0.25% increase (decrease) in the discount rate would decrease (increase) projected pension expense by approximately $0.1 million in 2003, 2004 and 2005. A 0.25% increase (decrease) in the long-term rate of return would similarly decrease (increase) projected pension expense by approximately $0.1 million in 2003 and 2004 and by $0.2 million in 2005. Based on an expected rate of return on plan assets of 6.70%, a discount rate of 5.70% and various other assumptions (including an exchange rate of $1.55/(pound)1.00), the Company estimates that pension expense for its U.K. plan will approximate $6.5 million in 2003, $6.1 million in 2004 and $5.6 million in 2005. A 0.25% increase (decrease) in the discount rate would decrease (increase) projected pension expense by approximately $0.5 million in 2003 and in 2004 and $0.6 million in 2005. A 0.25% increase (decrease) in the long-term rate of return would decrease (increase) projected pension expense by approximately $0.2 million in 2003 and 2004 and $0.3 million in 2005. Actual future pension expense will depend on future actual investment performance, changes in future discount rates and various other factors related to the populations participating in the Company's pension plans.

     The Company made cash contributions of approximately $1.2 million in 2002 and $2.7 million in 2001 to the U.S. plans and cash contributions of approximately $6.1 million in 2002 and $3.6 million in 2001 to the U.K. plan. Based upon the current underfunded status of the plans and the actuarial assumptions being used for 2003, the Company believes that it will be required to make cash contributions of approximately $3.8 million in 2003, $7.0 million in 2004 and $4.4 million in 2005 to the U.S. plans and approximately $6.5 million in 2003, $6.7 million in 2004 and $6.8 million in 2005 to the U.K. plan. Certain employee contributions are also required by the U.K. plan.

     The value of the plans' assets has decreased the past three years based mainly on poor performance from equity securities. The U.S. plans' assets were $48.2 million, $56.5 million and $57.2 million at December 31, 2002, 2001 and 2000, respectively, and the U.K. plan's assets were $69.8 million, $79.0 million and $92.2 million at December 31, 2002, 2001 and 2000, respectively.

     The combination of negative actual investment returns and declining discount rates have increased the Company's underfunded plan status (plan assets compared to accumulated benefit obligations) from $7.7 million at December 31, 2001 to $21.1 million at December 31, 2002 for the U.S. plans and from $12.2 million at December 31, 2001 to $40.0 million at December 31, 2002 for the U.K. plan. Because of this underfunded status, the Company was required to record an additional minimum pension liability charge to equity of $13 million related to the U.S. plans and $28 million (net of $1.6 million in taxes) related to the U.K. plan in 2002.

     Postretirement benefit plans other than pensions. The Company provides certain postretirement healthcare and life insurance ("OPEB") benefits to the majority of its U.S. employees upon retirement. The Company funds such OPEB benefits as they are incurred, net of any retiree contributions. The Company paid OPEB benefits, net of retiree contributions, in the amount of $4.6 million and $4.0 million during 2002 and 2001, respectively.

     The Company recorded consolidated OPEB expense of $2.9 million, $1.8 million and $1.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. OPEB expense for these periods was calculated based upon a number of actuarial assumptions, most significant of which are the discount rate and the expected long-term health care trend rate.

     The discount rate the Company utilizes for determining OPEB expense and OPEB obligations is the same as that used for the Company's U.S. pension plans. Lowering the discount rate assumption by 0.25% (from 7.00% to 6.75%) would have increased the Company's 2002 OPEB expense by less than $0.1 million.

     The Company estimates the expected long-term health care trend rate based upon input from specialists in this area, as provided by the Company's actuaries. In estimating the health care trend rate, the Company considers industry trends, the Company's actual healthcare cost experience and the Company's future benefit structure. For 2002, the Company used a beginning health care trend rate of 11.15%, which is projected to reduce to an ultimate rate of 5.00% in 2010. If the health care trend rate changed by 1.00% for each year, OPEB expense would have increased/decreased by approximately $0.3 million in 2002.

     For 2003, the Company is using a beginning health care trend rate of 11.35%, which is projected to reduce to an ultimate rate of 4.25% in 2010. The Company increased its beginning rate based upon actual plan and industry experience during 2002. However, the Company continues to believe the ultimate trend rate of 2010 is appropriate at this time.

     Based on a discount rate of 6.25%, a health care trend rate as discussed above and various other assumptions, the Company estimates that OPEB expense will approximate $2.7 million in 2003 and 2004 and $2.6 million in 2005. A 0.25% increase (decrease) in the discount rate would decrease (increase) projected OPEB expense by approximately $0.1 million in 2003, 2004 and 2005. A 1.0% increase (decrease) in the health care trend rate for each year would increase (decrease) projected OPEB expense by approximately $0.3 million in 2003, 2004 and 2005.

     Environmental   matters.  See  "Business  -  Regulatory  and  environmental matters" in Item 1 and Note 19 to the Consolidated Financial Statements for a discussion of environmental matters.

     Other. On September 9, 2002, Moody's Investor Service lowered its rating on the Company's Convertible Preferred Securities to Caa2 from B3. Standard & Poor's Ratings Services ("S&P") lowered its rating on the Company's Convertible Preferred Securities to CCC- from CCC on September 10, 2002, to C from CCC- on October 29, 2002 and to D from CCC- on December 2, 2002. The Company's ability to obtain additional capital in the future could be negatively affected by these rating actions.

     The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, debt service requirements, the cost of debt and equity capital and estimated future operating cash flows. As a result of this process, the Company has in the past, or in light of its current outlook, may in the future, seek to raise additional capital, modify its common and preferred dividend policies, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of common stock or Convertible Preferred Securities, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments, and select from a range of possible estimates and assumptions, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. On an on-going basis, the Company evaluates its estimates, including those related to allowances for uncollectible accounts receivable, inventory allowances, impairments of investments in preferred securities and investments accounted for by the equity method, the recoverability of other long-lived assets, including property and equipment, goodwill and other intangible assets, pension and other post-retirement benefit obligations and the related underlying actuarial assumptions, the realization of deferred income tax assets, and accruals for environmental remediation, litigation, income tax and other contingencies. The Company bases its estimates and judgments, to varying degrees, on historical experience, advice of external specialists and various other factors it believes to be prudent under the circumstances. Actual results may differ from previously estimated amounts and such estimates, assumptions and judgments are regularly subject to revision. The policies and estimates discussed below are considered by management to be critical to an understanding of the Company's financial statements because their application requires the most significant judgments from management in estimating matters for financial reporting that are inherently uncertain. See Notes to the Consolidated Financial Statements for additional information on these policies and estimates, as well as discussion of additional accounting policies and estimates.

     Impairments of long-lived assets. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment, goodwill and other intangible assets, may not be recoverable, the Company prepares an evaluation of the assets or asset group. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated using discounted expected future cash flows or appraised values. All relevant factors are considered in determining whether an impairment exists.

     The Company completed an entity-wide impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets during the fourth quarter of 2002 in response to continued poor conditions in the commercial aerospace market. In order to complete this assessment, the Company identified its lowest level of identifiable cash flows, resulting in the identification of four asset groups - U.S., U.K., France and Italy. Of these asset groups, Italy is not reliant on sales into the commercial aerospace market and therefore an analysis of its potential impairment was not considered necessary. The result of this assessment led the Company to conclude that there was no impairment related to the long-lived assets in the three asset groups tested, as the undiscounted cash flows exceeded the net carrying value of the applicable net assets in each of the three asset groups. Although management utilizes certain external information sources such as The Airline Monitor as the basis for aerospace sales volume projections, significant management judgment is required in estimating other factors that are material to future cash flows including, but not limited to, customer demand, the Company's market position, selling prices, competitive forces and manufacturing costs. Future cash flows are inherently uncertain, and there can be no assurance that the Company will achieve the future cash flows reflected in its projections.

     The Company also completed an impairment assessment of its goodwill and intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, during 2002, as more fully discussed in "Results of Operations - Cumulative effect of change in accounting principle." Management judgment was required in order to identify the Company's reporting units, determine the carrying amount of each reporting unit by assigning its assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of January 1, 2002, and determine the implied fair value of its goodwill. This evaluation, which was completed with the assistance of an external valuation specialist and considered a combination of fair value indicators including quoted market prices, prices of comparable businesses and discounted projected cash flows, indicated that the Company's recorded goodwill might be impaired and required the Company to complete the second step of the impairment test. Based on the results of the impairment test, the Company recorded a non-cash goodwill impairment charge of $44.3 million, representing the entire balance of the Company's recorded goodwill at January 1, 2002.

     Valuation and impairment of securities. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company evaluates its investments in debt and equity securities whenever events or conditions occur to indicate that the fair value of such investments has declined below their carrying amounts. If the decline in fair value is judged to be other than temporary, the carrying amount of the security is written down to fair value. In response to certain events previously described in this MD&A, the Company undertook assessments in the fourth quarter of 2001 and the first quarter of 2002 of its investment in SMC with the assistance of an external valuation specialist. Those assessments indicated that it was unlikely that the Company would recover its then existing carrying amount of the SMC securities in accordance with the securities' contractual terms and that an other than temporary decline in the fair value of its investment had occurred. Accordingly, the Company recorded impairment charges of $61.5 million in the fourth quarter of 2001 and $27.5 million in the first quarter of 2002.

     The SMC convertible preferred securities held by the Company are not publicly traded and, accordingly, quoted market prices are unavailable. The estimate of fair value requires significant judgment and considered a number of factors including, but not limited to, the financial health and prospects of the issuer and market yields of comparable securities. The ultimate amount, if any, which the Company may ultimately realize from its investment in the SMC securities is unknown due to the uncertainties associated with its bankruptcy proceedings; however, the Company believes it is unlikely that it will recover any amount from this investment.

     Deferred income tax valuation allowances. Under SFAS No. 109, Accounting for Income Taxes, and related guidance, the Company is required to record a valuation allowance if realization of deferred tax assets is not "more-likely-than-not." Substantial weight must be given to recent historical results and near-term projections and management must assess the availability of tax planning strategies that might impact either the need for, or amount of, any valuation allowance.

     As more fully discussed in "Results of Operations - Income taxes," based on the Company's recent history of losses, its near-term outlook and management's evaluation of available tax planning strategies, in the fourth quarter of 2001 the Company concluded that realization of its previously recorded U.S. deferred tax assets did not continue to meet the "more-likely-than-not" recognition criteria. Accordingly, during 2001 the Company increased its deferred tax valuation allowance by $35.5 million to offset deferred tax benefits related to net U.S. deferred tax assets, primarily net operating loss and minimum tax credit carryforwards, and determined that it would not recognize deferred tax benefits related to future U.S. losses continuing for an uncertain period of time.

     Additionally, during the fourth quarter of 2002, the Company determined that it would not recognize a deferred tax asset related to its U.K. net deferred tax assets because it did not meet the "more-likely-than-not" recognition criteria. Accordingly, the Company recorded a deferred tax asset valuation allowance of $7.2 million through other comprehensive loss in the fourth quarter of 2002 to offset the related U.K. deferred tax asset that arose due to an increase in U.K. minimum pension liabilities and determined that it would not recognize deferred tax assets related to either future U.K. losses or future increases in U.K. minimum pension liabilities continuing for an uncertain period of time.

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

     Pension and OPEB expenses and obligations. The Company's pension and OPEB expenses and obligations are calculated based on several estimates, including discount rates, expected rates of returns on plan assets and expected health care trend rates. The Company reviews these rates annually with the assistance of its actuaries. See further discussion of the factors considered and potential effect of these estimates in "Liquidity and Capital Resources - Pension plans" and "Liquidity and Capital Resources - Postretirement benefit plans other than pensions."

     Revenue recognition. Sales revenue is generally recognized when the Company has certified that its product meets the related customer specifications, the product has been shipped, and title and substantially all the risks and rewards of ownership have passed to the customer. Payments received from customers in advance of these criteria being met are recorded as customer advances until earned. The Company believes that its revenue recognition policies are in compliance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

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

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest rates. The Company is exposed to market risk from changes in interest rates related to indebtedness. The Company typically does not enter into interest rate swaps or other types of contracts in order to manage its interest rate market risk. At December 31, 2002 substantially all of the Company's indebtedness was denominated in U.S. dollars, British pounds sterling or euros and bore interest at variable rates, primarily related to spreads over LIBOR. Because the Company's indebtedness reprices with changes in market interest rates, the carrying amount of such debt is believed to approximate fair value. The following table summarizes the Company's indebtedness and related maturities as of December 31, 2002.


                                                       Contractual maturity date (1)
                                  ---------------------------------------------------------------------    Interest
                                     2003           2004          2005           2006          2007         rate (2)
                                  -----------    ----------    -----------    ----------    -----------    -----------
                                                              (In millions)
Variable rate debt:
   U. S. dollars                  $    11.9      $     -       $     2.0      $     -       $     -           3.7%
   British pounds sterling                -            -             4.4            -             -           5.3%
   Euros                                1.0            -               -            -             -           3.7%

(1)  Non-U. S. dollar denominated amounts are translated at year-end rates of exchange.
(2)  Weighted average.



     The Company's indebtedness as of December 31, 2001 is summarized below.



                                                     Contractual maturity date (1)
                                  ---------------------------------------------------------------------    Interest
                                     2002           2003          2004           2005          2006         rate (2)
                                  -----------    ----------    -----------    ----------    -----------    -----------
                                                              (In millions)
Variable rate debt:
   U. S. dollars                  $       -      $     -       $     8.1      $     -       $     -           3.0%
   British pounds sterling                -            -             2.6            -             -           5.3%
   Euros                                1.7            -               -            -             -           3.9%

(1)  Non-U. S. dollar denominated amounts are translated at year-end rates of exchange.
(2)  Weighted average.


     Foreign currency exchange rates. The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of its international operations. The Company typically does not enter into currency forward contracts to manage its foreign exchange market risk associated with receivables, payables and indebtedness denominated in a currency other than the functional currency of the particular entity. See "Results of Operations - European operations" in Item 7 (MD&A) for further discussion.

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

     Other. The Company holds convertible preferred securities of Special Metals Corporation with a principal amount of $80 million and an estimated fair value of zero. These securities are not publicly traded, and, accordingly, quoted market prices are unavailable. These securities are accounted for at estimated fair value and are considered "available-for-sale" securities. See "Liquidity and Capital Resources - Operating activities" in Item 7 (MD&A) and Note 5 to the Consolidated Financial Statements for further discussion.

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

                                    PART III

ITEM 10:      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to TIMET's definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report (the "TIMET Proxy Statement").

ITEM 11:      EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the TIMET Proxy Statement.

ITEM 12:      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to the TIMET Proxy Statement.

ITEM 13:      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The  information  required by this Item is incorporated by reference to the
TIMET  Proxy  Statement.   See  also  Note  18  to  the  Consolidated  Financial
Statements.

ITEM 14:      CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Both J. Landis Martin, the Company's principal executive officer, and JoAnne A. Nadalin, the Company's principal financial officer, have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Form 10-K. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) and (d)   Financial Statements and Schedules

     The  consolidated   financial   statements  and  schedules  listed  by  the
Registrant on the accompanying Index of Financial Statements and Schedules (see page F) are filed as part of this Annual Report.

  (b)           Reports on Form 8-K

     Reports on Form 8-K for the quarter ended December 31, 2002 and through February 27, 2003:


                     Date of Report                Items Reported
                 ------------------------     -----------------------

                 November 4, 2002                     5 and 7
                 November 4, 2002                     5 and 7
                 November 19, 2002                    5 and 7
                 November 19, 2002                    5 and 7
                 December 4, 2002                     5 and 7
                 December 12, 2002                    5 and 7
                 December 23, 2002                    5 and 7
                 December 23, 2002                    5 and 7
                 February 4, 2003                     5 and 7
                 February 5, 2003                     5 and 7
                 February 14, 2003                    5 and 7


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

Item No.                             Exhibit Index
--------  ----------------------------------------------------------------------

3.1 Amended and Restated Certificate of Incorporation of Titanium Metals Corporation, as amended effective February 14, 2003.

3.2 Bylaws of Titanium Metals Corporation as Amended and Restated, dated February 4, 2003.

4.1 Certificate of Trust of TIMET Capital Trust I, dated November 13, 1996, incorporated by reference to Exhibit 4.1 to Titanium Metals Corporation's Current Report on Form 8-K filed with the SEC on December 5, 1996.

4.2 Amended and Restated Declaration of Trust of TIMET Capital Trust I, dated as of November 20, 1996, among Titanium Metals Corporation, as Sponsor, the Chase Manhattan Bank, as Property Trustee, Chase Manhattan Bank (Delaware), as Delaware Trustee and Joseph S. Compofelice, Robert E. Musgraves and Mark A. Wallace, as Regular Trustees, incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on December 5, 1996.

4.3 Indenture for the 6 5/8% Convertible Junior Subordinated Debentures, dated as of November 20, 1996, among Titanium Metals Corporation and The Chase Manhattan Bank, as Trustee, incorporated by reference to
          Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed with the SEC on December 5, 1996.

4.4       Form of 6 5/8% Convertible  Preferred  Securities (included in Exhibit
          4.2 above), incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed with the SEC on December 5, 1996.

4.5       Form of 6 5/8% Convertible Junior Subordinated Debentures (included in
          Exhibit 4.3 above), incorporated by reference to Exhibit 4.6 to the Registrant's Current Report on Form 8-K filed with the SEC on December 5, 1996.

4.6 Form of 6 5/8% Trust Common Securities (included in Exhibit 4.2 above), incorporated by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K filed with the SEC on December 5, 1996.

4.7 Convertible Preferred Securities Guarantee, dated as of November 20, 1996, between Titanium Metals Corporation, as Guarantor, and The Chase Manhattan Bank, as Guarantee Trustee, incorporated by reference to
          Exhibit 4.7 to the Registrant's Current Report on Form 8-K filed with the SEC on December 5, 1996.

4.8 Purchase Agreement, dated November 20, 1996, between Titanium Metals Corporation, TIMET Capital Trust I, Salomon Brothers Inc, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, as Initial Purchasers, incorporated by reference to
          Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 5, 1996.

Item No.                             Exhibit Index
--------  ----------------------------------------------------------------------

4.9 Registration Agreement, dated November 20, 1996, between TIMET Capital Trust I and Salomon Brothers Inc, as Representative of the Initial Purchasers, incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed with the SEC on December 5, 1996.

9.1 Shareholders' Agreement, dated February 15, 1996, among Titanium Metals Corporation, Tremont Corporation, IMI plc, IMI Kynoch Ltd., and IMI Americas, Inc., incorporated by reference to Exhibit 2.2 to Tremont Corporation's Current Report on Form 8-K (No. 1-10126) filed with the SEC on March 1, 1996.

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

10.3 Amendment No. 1 to Loan and Security Agreement by and among Congress Financial Corporation (Southwest) as Lender and Titanium Metals Corporation and Titanium Hearth Technologies, Inc. as borrowers, dated September 7, 2001, incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.4 Amendment No. 2 to Loan and Security Agreement by and among Congress Financial Corporation (Southwest) as Lender and Titanium Metals Corporation and Titanium Hearth Technologies, Inc. as borrowers, dated October 23, 2002, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

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

Item No.                             Exhibit Index
--------  ----------------------------------------------------------------------

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

10.9* 1996 Long Term Performance Incentive Plan of Titanium Metals Corporation, incorporated by reference to Exhibit 10.19 to Titanium Metals Corporation's Amendment No. 1 to Registration Statement on Form S-1 (No. 333-18829).

10.10* Senior Executive Cash Incentive Plan, incorporated by reference to Appendix B to Titanium Metals Corporation's proxy statement included as part of a statement on Schedule 14A dated April 17, 1997.

10.11* Executive Severance Policy, as amended and restated effective May 17, 2000, incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.12* Titanium Metals Corporation Executive Stock Ownership Loan Plan, as amended and restated effective February 28, 2001, incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

10.13* Form of Loan and Pledge Agreement by and between Titanium Metals Corporation and individual TIMET executives under the Corporation's Executive Stock Ownership Loan Program, incorporated by reference to
          Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

10.14 Settlement Agreement and Release of Claims dated April 19, 2001 between Titanium Metals Corporation and The Boeing Company, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.15 Intercorporate Services Agreement between Titanium Metals Corporation and Tremont Corporation, effective as of January 1, 2002, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.16 Intercorporate Services Agreement between Titanium Metals Corporation and NL Industries, Inc., effective as of January 1, 2002, incorporated by reference to Exhibit 10.3 to the NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

Item No.                             Exhibit Index
--------  ----------------------------------------------------------------------

10.17* Titanium Metals Corporation Amended and Restated 1996 Non-Employee Director Compensation Plan, as amended and restated effective May 7, 2002, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.18* Trust Agreement, effective as of May 22, 2001, by and between Titanium Metals Corporation and Robert E. Musgraves, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.19* Agreement to Defer Bonus Payment, effective as of May 22, 2001, by and between Titanium Metals Corporation and J. Landis Martin, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.20* Amended and Restated Employment Contract between TIMET Savoie, S.A. and Christian Leonhard, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.21 Purchase and Sale Agreement (For Titanium Products) between The Boeing Company, acting through its division, Boeing Commercial Airplanes, and Titanium Metals Corporation (as amended and restated effective April 19, 2001), incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.22 Purchase and Sale Agreement between Rolls-Royce plc and Titanium Metals Corporation dated December 22, 1998, as amended, incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.23 Loan and Overdraft Facilities between Lloyds TSB Bank plc and TIMET UK Limited dated December 20, 2002.

21.1      Subsidiaries of the Registrant.

23.1      Consent of PricewaterhouseCoopers LLP.

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


                                     TITANIUM METALS CORPORATION
                                     (Registrant)


                                     By     /s/ J. Landis Martin
                                            ------------------------------------
                                            J. Landis Martin, February 28, 2003
                                            Chairman of the Board, President
                                             and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ J. Landis Martin                     /s/ Thomas P. Stafford
---------------------------------------  ---------------------------------------
J. Landis Martin, February 28, 2003      Thomas P. Stafford, February 28, 2003
Chairman of the Board, President         Director
  and Chief Executive Officer


/s/ Norman N. Green                      /s/ Steven L. Watson
---------------------------------------  ---------------------------------------
Norman N. Green, February 28, 2003       Steven L. Watson, February 28, 2003
Director                                 Director


/s/ Albert W. Niemi, Jr.                 /s/ Paul J. Zucconi
---------------------------------------  ---------------------------------------
Albert W. Niemi, Jr., February 28, 2003  Paul J. Zucconi, February 28, 2003
Director                                 Director


/s/ Glenn R. Simmons                     /s/ JoAnne A. Nadalin
---------------------------------------  ---------------------------------------
Glenn R. Simmons, February 28, 2003      JoAnne A. Nadalin, February 28, 2003
Director                                 Vice President and Corporate Controller
                                         Principal Financial Officer
                                         Principal Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, J. Landis Martin, Chairman of the Board, President and Chief Executive Officer of Titanium Metals Corporation, certify that:

     1. I have reviewed this annual report on Form 10-K of Titanium Metals Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  February 28, 2003


/s/ J. Landis Martin
J. Landis Martin
Chairman of the Board, President
   and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, JoAnne A. Nadalin, Vice President and Corporate Controller, and Principal Financial Officer of Titanium Metals Corporation, certify that:

     1. I have reviewed this annual report on Form 10-K of Titanium Metals Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  February 28, 2003


/s/ JoAnne A. Nadalin
JoAnne A. Nadalin
Vice President and Corporate Controller
Principal Financial Officer

                           TITANIUM METALS CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                            ITEMS 8, 14(a) and 14(d)

                   INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

                                                                          Page
Financial Statements

   Report of Independent Accountants                                       F-1

   Consolidated Balance Sheets - December 31, 2002 and 2001                F-2

   Consolidated Statements of Operations -
      Years ended December 31, 2002, 2001 and 2000                         F-4

   Consolidated Statements of Comprehensive Income (Loss) -
      Years ended December 31, 2002, 2001 and 2000                         F-5

   Consolidated Statements of Cash Flows -
      Years ended December 31, 2002, 2001 and 2000                         F-6

   Consolidated Statements of Changes in Stockholders' Equity -
      Years ended December 31, 2002, 2001 and 2000                         F-8

   Notes to Consolidated Financial Statements                              F-9


Financial Statement Schedules

   Report of Independent Accountants on Financial Statement Schedule       S-1

   Schedule II - Valuation and Qualifying Accounts                         S-2




                                       F

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Titanium Metals Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Titanium Metals Corporation and Subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002 the Company changed its method of accounting for goodwill and other intangible assets.



/s/ PricewaterhouseCoopers LLP



Denver, Colorado
January 28, 2003, except for Note 22,
   as to which the date is February 14, 2003


                           TITANIUM METALS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)


                                                                                              December 31,
                                                                                   -----------------------------------
ASSETS                                                                                  2002               2001
                                                                                   ----------------   ----------------

Current assets:
   Cash and cash equivalents                                                       $        6,214     $       24,500
   Accounts and other receivables, less
     allowance of $2,859 and $2,739                                                        66,393             83,075
   Receivable from related parties                                                          2,398              6,179
   Refundable income taxes                                                                  1,703                470
   Inventories                                                                            181,932            185,052
   Prepaid expenses and other                                                               3,077              9,026
   Deferred income taxes                                                                      809                385
                                                                                   ----------------   ----------------
       Total current assets                                                               262,526            308,687
                                                                                   ----------------   ----------------

Investment in joint ventures                                                               22,287             20,585
Preferred securities of Special Metals Corporation ("SMC")                                      -             27,500
Property and equipment, net                                                               254,672            275,308
Goodwill, net                                                                                   -             44,310
Other intangible assets, net                                                                8,442              9,836
Deferred income taxes                                                                           -                 56
Other                                                                                      15,851             13,101
                                                                                   ----------------   ----------------

         Total assets                                                              $      563,778     $      699,383
                                                                                   ================   ================



                           TITANIUM METALS CORPORATION

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      (In thousands, except per share data)

                                                                                              December 31,
                                                                                   -----------------------------------
LIABILITIES, MINORITY INTEREST AND                                                      2002               2001
                                                                                   ----------------   ----------------
STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                                   $      12,994      $        1,522
   Current maturities of long-term debt and capital lease obligations                        642                 512
   Accounts payable                                                                       26,460              42,821
   Accrued liabilities                                                                    46,511              41,799
   Customer advances                                                                       5,416              33,242
   Payable to related parties                                                                602               1,612
   Income taxes                                                                                -                 746
   Deferred income taxes                                                                       -                 106
                                                                                   ----------------   ----------------

       Total current liabilities                                                          92,625             122,360
                                                                                   ----------------   ----------------

Long-term debt                                                                             6,401              10,712
Capital lease obligations                                                                  9,575               8,598
Payable to related parties                                                                   644                 953
Accrued OPEB cost                                                                         13,417              15,980
Accrued pension cost                                                                      61,080              23,690
Accrued environmental cost                                                                 3,531               3,262
Deferred income taxes                                                                      1,036               5,509
Accrued dividends on Convertible Preferred Securities                                      4,462                   -
Other                                                                                          -                 237
                                                                                   ----------------   ----------------
       Total liabilities                                                                 192,771             191,301
                                                                                   ----------------   ----------------

Minority interest - Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely
   subordinated debt securities ("Convertible Preferred Securities")                     201,241             201,241
Other minority interest                                                                   10,416               8,727

Stockholders' equity:
   Preferred stock $.01 par value; 100 shares authorized,
     none outstanding                                                                          -                   -
   Common stock, $.01 par value; 9,900 shares authorized,
     3,194 and 3,195 shares issued, respectively                                              32                  32
   Additional paid-in capital                                                            350,889             350,801
   Accumulated deficit                                                                  (127,371)            (15,841)
   Accumulated other comprehensive loss                                                  (62,737)            (35,274)
   Treasury stock, at cost  (9 shares)                                                    (1,208)             (1,208)
   Deferred compensation                                                                    (255)               (396)
                                                                                   ----------------   ----------------
         Total stockholders' equity                                                      159,350             298,114
                                                                                   ----------------   ----------------

         Total liabilities and stockholders' equity                                $     563,778      $      699,383
                                                                                   ================   ================

Commitments and contingencies (Note 19)


          See accompanying notes to consolidated financial statements.


                           TITANIUM METALS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                                                Year ended December 31,
                                                                  ----------------------------------------------------
                                                                        2002               2001              2000
                                                                  -----------------    --------------    -------------

Net sales                                                         $     366,501        $     486,935     $     426,798
Cost of sales                                                           369,624              447,042           422,917
                                                                  -----------------    --------------    -------------

   Gross margin                                                          (3,123)              39,893             3,881

Selling, general, administrative and
  development expense                                                    42,998               51,788            44,017
Equity in earnings (losses) of joint ventures                             1,990                2,515              (865)
Restructuring (income) charge                                                 -                 (220)            2,805
Other income (expense), net                                              23,282               73,640             2,156
                                                                  -----------------    --------------    -------------

  Operating (loss) income                                               (20,849)              64,480           (41,650)

Interest expense                                                          3,381                4,060             7,704
Other non-operating income (expense), net                               (30,305)             (55,949)            4,878
                                                                  -----------------    --------------    -------------

  (Loss) income before income taxes, minority
    interest and cumulative effect of change in
    accounting principle                                                (54,535)               4,471           (44,476)

Income tax (benefit) expense                                             (1,952)              31,112           (15,567)
Minority interest - Convertible Preferred Securities,
   net of tax in 2000                                                    13,351               13,850             8,710
Other minority interest, net of tax                                       1,286                1,275             1,283
                                                                  -----------------    --------------    -------------

  Loss before cumulative effect of change in
    accounting principle                                                (67,220)             (41,766)          (38,902)

Cumulative effect of change in accounting principle                     (44,310)                   -                 -
                                                                  -----------------    --------------    -------------

   Net loss                                                       $    (111,530)       $     (41,766)    $     (38,902)
                                                                  =================    ==============    =============

Basic and diluted loss per share:
   Before cumulative effect of change
      in accounting principle                                     $      (21.27)       $      (13.26)    $      (12.40)

   Cumulative effect of change in accounting
      principle                                                          (14.02)               -                 -
                                                                  -----------------    --------------    -------------

Basic and diluted loss per share                                  $      (35.29)       $      (13.26)    $      (12.40)
                                                                  =================    ==============    =============

Weighted average shares outstanding                                       3,161                3,150             3,137


          See accompanying notes to consolidated financial statements.


                           TITANIUM METALS CORPORATION

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (In thousands)

                                                                                 Year ended December 31,
                                                                     -------------------------------------------------
                                                                         2002              2001             2000
                                                                     --------------    --------------   --------------

Net loss                                                             $    (111,530)    $    (41,766)    $     (38,902)

Other comprehensive income (loss):
   Currency translation adjustment                                          13,359           (3,475)          (10,883)
   Pension liabilities adjustment, net of tax benefit
     of $1,588, $4,834 and $909 in 2002, 2001 and
     2000, respectively                                                    (40,822)         (15,391)           (1,688)
                                                                     --------------    --------------   --------------

                                                                           (27,463)         (18,866)          (12,571)
                                                                     --------------    --------------   --------------

   Comprehensive loss                                                $    (138,993)    $    (60,632)    $     (51,473)
                                                                     ==============    ==============   ==============


          See accompanying notes to consolidated financial statements.


                           TITANIUM METALS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                                  Year ended December 31,
                                                                     --------------------------------------------------
                                                                           2002             2001             2000
                                                                     ---------------    --------------   --------------
Cash flows from operating activities:
   Net loss                                                          $    (111,530)     $     (41,766)   $     (38,902)
   Depreciation and amortization                                            37,098             40,134           41,942
   Cumulative effect of change in accounting principle                      44,310                  -                -
   Noncash equipment impairment charge                                           -             10,840                -
   Noncash joint venture impairment charge                                       -                  -            3,467
   Noncash impairment of SMC securities                                     27,500             61,519                -
   Gain on sale of castings joint venture                                        -                  -           (1,205)
   Equity in (earnings) losses of joint ventures, net
     of distributions                                                         (961)            (2,040)           1,710
   Deferred income taxes                                                    (3,694)            26,822          (17,715)
   Other minority interest                                                   1,286              1,275            1,283
   Other, net                                                                1,891              1,124            1,569
   Change in assets and liabilities:
     Receivables                                                            20,580             (7,953)          25,273
     Inventories                                                            10,756            (38,631)          37,026
     Prepaid expenses and other                                              6,072             (3,112)            (452)
     Accounts payable and accrued liabilities                              (17,159)             3,895           (1,751)
     Accrued restructuring charges                                            (117)              (592)            (974)
     Customer advances                                                     (26,386)            29,291              (86)
     Income taxes                                                           (1,863)                98           10,386
     Accounts with related parties, net                                      2,194               (743)          (1,247)
     Accrued OPEB and pension costs                                         (6,998)            (4,288)          (4,256)
     Accrued dividends on SMC securities                                         -                  -           (1,606)
     Accrued dividends on Convertible
       Preferred Securities                                                  3,351            (10,043)          10,043
     Other, net                                                                 75             (3,256)             957
                                                                     ---------------    --------------   --------------
        Net cash (used) provided by operating activities                   (13,595)            62,574           65,462
                                                                     ---------------    --------------   --------------

Cash flows from investing activities:
   Capital expenditures                                                     (7,767)           (16,124)         (11,182)
   Proceeds from sale of castings joint venture                                  -                  -            7,000
   Proceeds from sale of fixed assets                                          300                 31               38
   Other, net                                                                    -                  -              (74)
                                                                     ---------------    --------------   --------------
        Net cash used by investing activities                               (7,467)           (16,093)          (4,218)
                                                                     ---------------    --------------   --------------

Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                            420,146            537,884          364,214
     Repayments                                                           (413,842)          (569,569)        (434,257)
   Dividends paid to minority interest                                      (1,115)                 -                -
   Deferred financing costs                                                 (1,050)                 -           (2,134)
   Other, net                                                                 (616)               327             (635)
                                                                     ---------------    --------------   --------------
        Net cash provided (used) by financing activities                     3,523            (31,358)         (72,812)
                                                                     ---------------    --------------   --------------
Net cash (used) provided by operating, investing
   and financing activities                                          $     (17,539)     $      15,123    $     (11,568)
                                                                     ===============    ==============   ==============



                           TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                 (In thousands)

                                                                                 Year ended December 31,
                                                                     -------------------------------------------------
                                                                         2002              2001             2000
                                                                     --------------    --------------   --------------

Cash and cash equivalents:
   Net (decrease) increase from:
     Operating, investing and financing activities                   $    (17,539)     $     15,123     $    (11,568)
     Currency translation                                                    (747)             (419)             693
                                                                     --------------    --------------   --------------
                                                                          (18,286)           14,704          (10,875)
   Cash at beginning of year                                               24,500             9,796           20,671
                                                                     --------------    --------------   --------------

   Cash at end of year                                               $      6,214      $     24,500     $      9,796
                                                                     ==============    ==============   ==============

Supplemental disclosures:
   Cash paid for:
     Interest, net of amounts capitalized                            $      2,044      $      3,065     $      7,642
     Convertible Preferred Securities dividends                      $      9,999      $     23,893     $      3,333
     Income taxes, net                                               $      3,605      $      4,192     $          -

   Noncash investing and financing activities:
     Capital lease obligations of $969 and $519 were incurred during 2002 and 2001, respectively, when the Company entered into certain leases for equipment


          See accompanying notes to consolidated financial statements.



                           TITANIUM METALS CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years ended December 31, 2002, 2001 and 2000
                                 (In thousands)

                                                                            Accumulated Other
                                                                           Comprehensive Income (Loss)
                                                  Additional   Retained   ------------------------------
                               Common    Common   Paid-in     Earnings     Currency     Pension   Treasury   Deferred
                               Shares    Stock    Capital     (Deficit)   Translation Liabilities  Stock   Compensation    Total
                              --------  -------  ----------  ----------  -----------  ----------  ---------  ---------  ----------

Balance at December 31, 1999    3,137   $   32   $ 348,267   $  64,827   $     (37)   $ (3,800)   $(1,208)   $     -    $ 408,081
   Comprehensive income (loss)      -        -           -     (38,902)    (10,883)     (1,688)         -          -      (51,473)
   Long-term incentive plan
     stock awards, net of          45        -       1,940           -           -           -          -     (1,940)           -
cancellations
   Amortization of deferred
     compensation                   -        -           -           -           -           -          -        749          749
   Other                            -        -         158           -           -           -          -          -          158
                              --------  -------  ----------  ----------  -----------  ----------  ---------  ---------  ----------

Balance at December 31, 2000    3,182       32     350,365      25,925     (10,920)     (5,488)    (1,208)    (1,191)     357,515
   Comprehensive income (loss)      -        -           -     (41,766)     (3,475)    (15,391)         -          -      (60,632)
   Issuance of common stock         8        -         581           -           -           -          -          -          581
   Stock award cancellations       (4)       -        (322)          -           -           -          -        322            -
   Amortization of deferred
     compensation                   -        -           -           -           -           -          -        473          473
   Other                            -        -         177           -           -           -          -          -          177
                              --------  -------  ----------  ----------  -----------  ----------  ---------  ---------  ----------

Balance at December 31, 2001    3,186       32     350,801     (15,841)    (14,395)    (20,879)    (1,208)      (396)     298,114
   Comprehensive income (loss)      -        -           -    (111,530)     13,359     (40,822)         -          -      138,993)
   Issuance of common stock         -        -          21           -           -           -          -          -           21
   Stock award cancellations       (1)       -         (66)          -           -           -          -         66            -
   Amortization of deferred
     compensation                   -        -           -           -           -           -          -        208          208
   Other                            -        -         133           -           -           -          -       (133)           -
                              --------  -------  ----------  ----------  -----------  ----------  ---------  ---------  ----------

Balance at December 31, 2002    3,185   $   32   $ 350,889   $(127,371)  $  (1,036)   $(61,701)   $(1,208)   $  (255)   $ 159,350
                              ========  =======  ==========  ==========  ===========  ==========  =========  =========  ==========


          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies

     Reverse stock split. On February 4, 2003, the stockholders of Titanium Metals Corporation ("TIMET") approved a proposal to amend TIMET's Certificate of Incorporation to effect a reverse stock split of TIMET's common stock at a ratio of one share of post-split common stock for each eight, nine or ten shares of pre-split common stock issued and outstanding, with the final ratio to be selected by the Board of Directors. Subsequently, the Board of Directors of TIMET unanimously approved a reverse stock split on the basis of one share of post-split common stock for each outstanding ten shares of pre-split common stock. The reverse stock split became effective after the close of trading on February 14, 2003. All share and per share disclosures for all periods presented in the accompanying Consolidated Financial Statements have been adjusted to give effect to the reverse stock split.

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

     Investments. The Special Metals Corporation ("SMC") convertible preferred securities held by the Company are carried at fair value, estimated by the Company to be zero as of December 31, 2002. These securities are not publicly traded and, accordingly, quoted market prices are unavailable. As of December 31, 2001, the SMC securities have been classified as "available-for-sale" securities with unrealized gains and losses included in stockholders' equity and unrealized losses deemed to be other than temporary charged to earnings. Investment securities are periodically reviewed for impairment considering the extent to which fair value is below the carrying amount, the duration of the decline and the financial health and prospects of the issuer. Prior to December 31, 2001, the securities were classified as "held-to-maturity" and reported at cost. See Note 5.

     Investments in 20% to 50%-owned joint ventures are accounted for by the equity method. Differences between the Company's investment in joint ventures and its proportionate share of the joint ventures' reported equity are amortized based upon the respective useful lives of the assets to which the differences relate, which is generally over not more than 15 years.

     Property, equipment and depreciation. Property and equipment are recorded at cost and depreciated principally on the straight-line method over the estimated useful lives of 15 to 40 years for buildings and three to 25 years for machinery and equipment. Capitalized software costs are amortized over the software's estimated useful life, generally three to five years. Maintenance, repairs and minor renewals are expensed as incurred and included in cost of sales. Major improvements are capitalized and depreciated over the estimated period to be benefited. Interest costs of $1.0 million related to major, long-term capital projects were capitalized as a component of construction costs during 2000. No interest was capitalized during 2002 or 2001.

     Generally, when events or changes in circumstances indicate the carrying amount of long-lived assets, including property and equipment, may not be recoverable, the Company prepares an evaluation comparing the carrying amount of the assets to the undiscounted expected future cash flows of the assets or asset group. If this comparison indicates the carrying amount is not recoverable, the amount of the impairment would typically be calculated using discounted expected future cash flows or appraised values. All relevant factors are considered in determining whether an impairment exists.

     During 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which standard was effective retroactive to January 1, 2001. SFAS No. 144, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, retains the fundamental provisions with respect to the recognition and measurement of long-lived asset impairment but does not apply to goodwill and other intangible assets. However, SFAS No. 144 provides expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. The adoption of SFAS No. 144 had no effect on the Company's results of operations, financial position or liquidity.

     Intangible assets and amortization. Goodwill, representing the excess of cost over the fair value of individual net assets acquired in business combinations accounted for by the purchase method, was amortized using the straight-line method over 15 years and is stated net of accumulated amortization through December 31, 2001. On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized on a periodic basis, but instead is subject to a two-step impairment test to be performed on at least an annual basis. See Note 7. Patents and other intangible assets, except intangible pension assets, are amortized using the straight-line method over the periods expected to be benefited, generally seven to nine years. The Company periodically assesses the amortization period and recoverability of the carrying amount of other intangible assets and the effects of revisions are reflected in the period they are determined to be necessary.

     Stock-based compensation. The Company has elected the disclosure alternative prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees and its various interpretations. Under APB Opinion No. 25, compensation cost is generally recognized for fixed stock options for which the exercise price is less than the market price of the Company's common stock on the grant date. Accordingly, since all of the Company's stock options have been granted with exercise prices equal to or in excess of the market price on the date of grant, the Company recognized no compensation cost for fixed stock options in 2002, 2001 or 2000. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123:


                                                                              Year ended December 31,
                                                               -------------------------------------------------------
                                                                     2002                2001               2000
                                                               ----------------    ----------------   ----------------
                                                                                    (In thousands)

Net loss, as reported                                          $    (111,530)      $      (41,766)    $      (38,902)
Less: total stock option related stock-based
   employee compensation expense,
   net of tax in 2000                                                   (850)              (1,882)            (2,101)
                                                               ----------------    ----------------   ----------------

Pro forma net loss                                             $    (112,380)      $      (43,648)    $      (41,003)
                                                               ================    ================   ================

Basic and diluted loss per share:
  As reported                                                  $      (35.29)      $       (13.26)    $       (12.40)
                                                               ================    ================   ================
  Pro forma                                                    $      (35.56)      $       (13.86)    $       (13.07)
                                                               ================    ================   ================

     Income taxes. Deferred income tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in subsidiaries not included in TIMET's consolidated U.S. tax group. The Company periodically reviews its deferred tax assets to determine if future realization is "more-likely-than-not" and a change in the valuation allowance is recorded in the period it is determined to be necessary. See Note 16.

     Employee benefit plans. Accounting and funding policies for retirement plans and postretirement benefits other than pensions ("OPEB") are described in
Note 17.

     Research and development. Research and development expense, which includes activities directed toward expanding the use of titanium and titanium alloys in all market sectors, is recorded as selling, general, administrative and development expense and totaled $3.3 million in 2002 and $2.6 million in each of 2001 and 2000. Related engineering and experimentation costs associated with ongoing commercial production are recorded in cost of sales.

     Advertising costs. Advertising costs, which are not significant, are expensed as incurred.

     Shipping and handling costs. Shipping and handling costs are included in cost of sales.

     Self insurance. The Company is self insured for certain losses relating to workers' compensation claims, employee medical benefits, environmental, product and other liabilities. The Company maintains certain stop loss and other insurance to reduce its exposure and provides accruals for estimates of known liabilities and incurred but not reported claims. See Notes 18 and 19.

     Translation of foreign currencies. Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in the currency translation adjustments component of other comprehensive income (loss). Currency transaction gains and losses are recognized in income currently and were a net loss of $0.6 million in 2002, a net gain of $0.1 million in 2001 and a net loss of $1.1 million in 2000.

     Revenue recognition. Sales revenue is generally recognized when the Company has certified that its product meets the related customer specifications, the product has been shipped, and title and substantially all the risks and rewards of ownership have passed to the customer. Payments received from customers in advance of these criteria being met are recorded as customer advances until earned. The Company believes that its revenue recognition policies are in compliance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

     Derivatives and hedging activities. The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective January 1, 2001. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in fair value of derivatives depends upon the intended use of the derivative, and such changes are recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, as amended, the Company has exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives that were issued or acquired prior to January 1, 1999. The Company was not a party to any significant derivative or hedging instrument covered by SFAS No. 133 during 2002 or 2001, and the adoption of SFAS No. 133 had no material effect on the Company's results of operations, financial position or liquidity.

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

     The convertible preferred securities of SMC held by the Company are not publicly traded and, accordingly, quoted market prices are unavailable. The Company has estimated the fair value of these securities to be zero at December 31, 2002 and $27.5 million at December 31, 2001. See Note 5.

     Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, inventory allowances, environmental accruals, self insurance accruals, deferred tax valuation allowances, loss contingencies, fair values of financial instruments, the determination of discount and other rate assumptions for pension and postretirement employee benefit costs, asset impairments, restructuring accruals and other special items. Actual results may, in some instances, differ from previously estimated amounts. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they are determined to be necessary.

     Reclassification. Certain prior year amounts have been reclassified to conform to the current year presentation.

     Recently adopted accounting principles. The Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective April 1, 2002. SFAS No. 145, among other things, eliminated the prior requirement that all gains and losses from the early extinguishment of debt were to be classified as an extraordinary item. Upon adoption of SFAS No. 145, gains and losses from the early extinguishment of debt are classified as an extraordinary item only if they meet the "unusual and infrequent" criteria contained in APB Opinion No. 30. In addition, upon adoption of SFAS No. 145, all gains and losses from the early extinguishment of debt that had previously been classified as an extraordinary item are to be reassessed to determine if they would have met the "unusual and infrequent" criteria of APB Opinion No. 30. Any such gain or loss that would not have met the APB Opinion No. 30 criteria is retroactively reclassified and reported as a component of income before extraordinary items. The Company has concluded that its previously recognized loss from the early extinguishment of debt that occurred during 2000 (approximately $0.8 million net of tax) would not have met the APB Opinion No. 30 criteria for classification as an extraordinary item and, accordingly, such loss has been retroactively reclassified and reported as a component of income before extraordinary items for the year ended December 31, 2000. There was no impact on net income (loss) from adopting SFAS No. 145.

     Accounting principles not yet adopted. The Company will adopt SFAS No. 143, Accounting for Asset Retirement Obligations, as of January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement.

     Under the transition provisions of SFAS No. 143, at the date of adoption the Company will recognize (i) an asset retirement cost capitalized as an increase to the carrying value of its property, plant and equipment, (ii) accumulated depreciation on such capitalized cost and (iii) a liability for the asset retirement obligation. Amounts resulting from the initial application of SFAS No. 143 are measured using information, assumptions and interest rates all as of January 1, 2003. The amount recognized as the asset retirement cost is measured as of the date the asset retirement obligation was incurred. Cumulative accretion on the asset retirement obligation, and accumulated depreciation on the asset retirement cost, is recognized for the time period from the date the asset retirement cost and liability would have been recognized had the provisions of SFAS No. 143 been in effect at the date the liability was incurred, through January 1, 2003. The difference between the amounts to be recognized as described above and any associated amounts recognized in the Company's balance sheet as of December 31, 2002 is recognized as a cumulative effect of a change in accounting principle as of the date of adoption. The Company expects to recognize a cummulative effect loss of approximately $0.2 million and an asset retirement obligation of approximately $0.4 million upon adoption of SFAS No. 143.

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company has adopted the disclosure requirements of the Interpretation as of December 31, 2002. See Note 19 related to discussion of the Company's workers' compensation surety bond guarantees. The Company will adopt the recognition and initial measurement provisions of this Interpretation on a prospective basis for any guarantees issued or modified after December 31, 2002.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. Except for TIMET Capital Trust I (discussed in
Note 12), the Company does not believe it has involvement with any variable interest entity covered by the scope of FASB Interpretation No. 46. The Company has consolidated TIMET Capital Trust I since its formation, as the Company owns 100% of the trust's outstanding voting securities. The Company will adopt this Interpretation no later than the quarter ended September 30, 2003. The adoption of this Interpretation is not expected to have a material effect on the Company.

Note 2 - Segment information

     The Company is a vertically integrated producer of titanium sponge, melted products and a variety of mill products for aerospace, industrial and other applications. In addition to mill and melted products, the Company sells certain other products, such as titanium sponge, titanium tetrachloride and fabricated titanium assemblies. The Company's production facilities are located principally in the United States, United Kingdom and France, and its products are sold throughout the world. These worldwide integrated activities comprise the "Titanium melted and mill products" segment, currently the Company's only segment. Prior to 2000, the Company operated an additional segment, "Other," consisting of the Company's investment in nonintegrated joint ventures. These investments have been either sold or charged off due to an impairment of the value of the investment and generated operating income during 2000 of less than $0.1 million.

     Sales, gross margin, operating income (loss), inventory and receivables are the key management measures used to evaluate segment performance. The following table provides supplemental segment information to the Company's Consolidated Balance Sheets and Consolidated Statements of Operations:


                                                                              Year ended December 31,
                                                               -------------------------------------------------------
                                                                    2002                2001               2000
                                                               ----------------    ---------------    ----------------
                                                                    ($ in thousands, except selling price data)

Net sales - Titanium melted and mill products:
    Mill product net sales                                     $     278,204       $     363,257      $      326,319

    Melted product net sales                                          34,800              64,063              47,366
    Other                                                             53,497              59,615              53,113
                                                               ----------------    ---------------    ----------------
                                                               $     366,501       $     486,935      $      426,798
                                                               ================    ===============    ================
Mill product shipments:
    Volume (metric tons)                                               8,860              12,180              11,370
    Average price ($ per kilogram)                             $       31.40       $       29.80      $        28.70

Melted product shipments:
    Volume (metric tons)                                               2,400               4,415               3,470
    Average price ($ per kilogram)                             $       14.50       $       14.50      $        13.65

Geographic segments:
   Net sales - point of origin:
     United States                                             $     311,194       $     399,708      $      345,370
     United Kingdom                                                   91,467             139,210             139,599
     Other Europe                                                     68,487              70,079              74,432
     Eliminations                                                   (104,647)           (122,062)           (132,603)
                                                               ----------------    ---------------    ----------------
                                                               $     366,501       $     486,935      $      426,798
                                                               ================    ===============    ================

   Net sales - point of destination:
     United States                                             $     193,740       $     247,410      $      234,350
     Europe                                                          145,118             188,729             163,661
     Other                                                            27,643              50,796              28,787
                                                               ----------------    ---------------    ----------------
                                                               $     366,501       $     486,935      $      426,798
                                                               ================    ===============    ================

   Long-lived assets - property and equipment, net:
     United States                                             $     186,777       $     208,069      $      227,994
     United Kingdom                                                   62,369              62,463              69,212
     Other Europe                                                      5,526               4,776               4,924
                                                               ----------------    ---------------    ----------------
                                                               $     254,672       $     275,308      $      302,130
                                                               ================    ===============    ================


     Export sales from U.S. based operations approximated $18 million in 2002, $37 million in 2001 and $24 million in 2000.

Note 3 - Inventories

                                                                                            December 31,
                                                                                --------------------------------------
                                                                                       2002                 2001
                                                                                -----------------    -----------------
                                                                                           (In thousands)

Raw materials                                                                   $        53,830      $        43,863
Work-in-process                                                                          81,185               94,709
Finished products                                                                        63,458               54,074
Supplies                                                                                 13,829               13,476
                                                                                -----------------    -----------------
                                                                                        212,302              206,122
Less adjustment of certain inventories to LIFO basis                                     30,370               21,070
                                                                                -----------------    -----------------

                                                                                $       181,932      $       185,052
                                                                                =================    =================

Note 4 - Investment in joint ventures

                                                                                            December 31,
                                                                                --------------------------------------
                                                                                      2002                 2001
                                                                                -----------------    -----------------
                                                                                           (In thousands)
Joint ventures:
   VALTIMET                                                                     $        22,017      $        20,214
   Other                                                                                    270                  371
                                                                                -----------------    -----------------

                                                                                $        22,287      $        20,585
                                                                                =================    =================

     VALTIMET SAS ("VALTIMET") is a manufacturer of welded stainless steel and titanium tubing with operations in the United States, France and China. At December 31, 2002, VALTIMET was owned 43.7% by TIMET, 51.3% by Valinox Welded, a French manufacturer of welded tubing, and 5.0% by Sumitomo Metals Industries, Ltd., a Japanese manufacturer of steel products. At December 31, 2002, the unamortized net difference between the Company's carrying amount of its investment in VALTIMET and its proportionate share of VALTIMET's net assets was approximately $4.8 million, and is principally attributable to the difference between the carrying amount and fair value of fixed assets initially contributed by TIMET. This difference is being amortized over 15 years and reduces the amount of equity in earnings or increases the amount of equity in losses that the Company reports related to its investment in VALTIMET. The consolidated financial statements of VALTIMET reflected the following summarized financial information:


                                                                            Year ended December 31,
                                                           -----------------------------------------------------------
                                                                2002                  2001                 2000
                                                           ----------------     -----------------    -----------------
                                                                                 (In thousands)

Net sales                                                   $     90,318         $      80,800        $      67,970
Gross margin                                                $     18,911         $      19,017        $      12,908
Net income (loss)                                           $      4,523         $       4,251        $        (238)


                                                                                            December 31,
                                                                                --------------------------------------
                                                                                      2002                 2001
                                                                                -----------------    -----------------
                                                                                           (In thousands)

Current assets                                                                   $       52,021       $       46,537
Noncurrent assets                                                                $       19,730       $       15,409
Current liabilities                                                              $       25,972       $       21,687
Noncurrent liabilities                                                           $        3,004       $        2,616
Minority interest                                                                $        2,235       $        2,096



     In 1998, the Company completed a series of strategic transactions with Wyman-Gordon Company ("Wyman-Gordon") in which (i) the Company exchanged certain of its titanium castings assets and $5 million in cash for Wyman-Gordon's Millbury, Massachusetts vacuum arc re-melting equipment, which produced titanium ingot, (ii) Wyman-Gordon and the Company combined their respective titanium castings businesses into a new joint venture, Wyman-Gordon Titanium Castings LLC, 80% owned by Wyman-Gordon and 20% by the Company and (iii) the Company and Wyman-Gordon entered into a contract pursuant to which the Company expects to be the principal supplier of titanium material to Wyman-Gordon through 2007. The Company accounted for the castings business/melting facility transaction at fair value, which approximated the $18 million net carrying value of the assets exchanged, and, accordingly, recognized no gain on the transaction. The Company accounted for its interest in the castings joint venture by the equity method. Early in 2000, the Company sold its interest in the castings joint venture to Wyman-Gordon for approximately $7 million and recorded a pre-tax gain of approximately $1.2 million.

     Other joint ventures in 2002 and 2001 consist primarily of investments in outside providers of certain testing services.

Note 5 - Preferred securities of Special Metals Corporation

     In 1998, the Company purchased $80 million in non-voting convertible preferred securities of SMC, a U.S. manufacturer of wrought nickel-based superalloys and special alloy long products. The convertible preferred securities accrue dividends at the annual rate of 6.625%, are mandatorily redeemable in April 2006 and are convertible into SMC common stock at $16.50 per share. SMC's common stock is traded on the NASDAQ under the symbol "SMCXQ.OB" and had a quoted market price on December 31, 2002 of $0.07 per share. From October 1998 through December 1999, SMC deferred payment of dividends on the preferred securities. In April 2000, SMC resumed dividend payments on the securities; however, dividends and interest in arrears due the Company were not paid. On October 11, 2001, SMC notified the Company of its intention to again defer dividend payments effective with the dividend due on October 28, 2001, and the Company believes such dividends are likely to be deferred indefinitely. Subsequently, on March 27, 2002, SMC and its U.S. subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

     Because of various factors affecting SMC subsequent to the terrorist attacks of September 11, 2001, the Company undertook an assessment of its investment in the SMC securities in the fourth quarter of 2001 with the assistance of an external valuation specialist. The SMC convertible preferred securities are not publicly traded and, accordingly, quoted market prices are unavailable. As such, the assessment of fair value of these securities required significant judgment and considered a number of factors, including, but not limited to, the financial health and prospects of SMC and market yields of comparable securities. The assessment indicated that it was unlikely the Company would recover its then existing carrying amount, including accrued dividends and interest, of the securities in accordance with the securities' contractual terms and that an other than temporary decline in the fair value of its investment had occurred. The Company recorded a $61.5 million pre-tax impairment charge in the fourth quarter of 2001 to reduce the carrying amount of this investment, including accrued dividends and interest, to an estimated fair value of $27.5 million. At that time the Company also ceased accruing for any additional dividends due on these securities. As a result of the SMC bankruptcy filing in March 2002, the Company undertook a further assessment of its investment in SMC, again with the assistance of the same external valuation specialist, and recorded an additional $27.5 million impairment charge during the first quarter of 2002 for an other than temporary decline in the estimated fair value of its investment in SMC. This charge reduced the Company's carrying amount of its investment in the SMC securities to zero. As of December 31, 2002, unrecorded dividends and interest due the Company approximated $15.8 million. The ultimate amount, if any, which the Company may realize from its investment in the SMC securities is unknown due to the uncertainties associated with SMC's bankruptcy proceedings; however, the Company believes it is unlikely that it will recover any amount from this investment.

Note 6 - Property and equipment

                                                                                            December 31,
                                                                               ---------------------------------------
                                                                                     2002                  2001
                                                                               ------------------    -----------------
                                                                                           (In thousands)

Land                                                                           $         6,224       $         6,138
Buildings                                                                               38,874                36,574
Information technology systems                                                          58,217                55,112
Manufacturing and other                                                                312,163               300,315
Construction in progress                                                                 3,493                11,631
                                                                               ------------------    -----------------
                                                                                       418,971               409,770
Less accumulated depreciation                                                          164,299               134,462
                                                                               ------------------    -----------------
                                                                               $       254,672       $       275,308
                                                                               ==================    =================

     In 2001, the Company recorded a $10.8 million charge to cost of sales for the impairment of the melting equipment acquired from Wyman-Gordon in 1998. The Company completed studies of the potential uses of this equipment in the foreseeable future as well as the economic viability of those alternatives, resulting in the determination that the equipment's undiscounted future cash flows could no longer support its carrying value. The loss on impairment represented the difference between the equipment's estimated fair value, as determined through a third-party appraisal, and its previous carrying amount. In 2000, the Company recorded a $3.5 million charge to cost of sales for the impairment of certain other equipment.

Note 7 - Goodwill and intangible assets

     The Company's goodwill, arising from several previous business combinations accounted for under the purchase method, was stated net of accumulated amortization recognized through December 31, 2001. On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized on a periodic basis, but instead is subject to a two-step impairment test to be performed on at least an annual basis.

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

     The second step of the impairment test, which was completed during the third quarter of 2002, required the Company to compare the implied fair value of its reporting unit's goodwill with the carrying amount of that goodwill. With the assistance of the external valuation specialist utilized in the step one testing, the Company determined the implied fair value of its goodwill was zero. Accordingly, the Company recorded a non-cash goodwill impairment charge of $44.3 million, representing the entire balance of the Company's recorded goodwill at January 1, 2002. No income tax benefit associated with this charge was recognized. While the goodwill associated with the Company's U.S. operations is deductible for income tax purposes, the Company does not currently recognize an income tax benefit associated with its U.S. losses. In addition the goodwill associated with the Company's European operations is not deductible for income tax purposes. Pursuant to the transition requirements of SFAS No. 142, this charge has been reported in the Company's Consolidated Statements of Operations as a cumulative effect of a change in accounting principle as of January 1, 2002.

     The following table reflects what the Company's reported consolidated net loss before the cumulative effect of the change in accounting principle would have been in 2001 and 2000 had the goodwill amortization included in the Company's reported consolidated net loss not been recognized:


                                                                         Year ended December 31,
                                                          ------------------------------------------------------
                                                               2002               2001                2000
                                                          ---------------    --------------     ----------------
                                                                   (In thousands, except per share data)

Net loss before cumulative effect of change in
   accounting principle, as reported                      $     (67,220)     $   (41,766)       $     (38,902)
Adjustments for:
  Goodwill amortization                                               -            4,604                4,775
  Tax provision on amortization                                       -                -               (1,229)
                                                          ---------------    --------------     ----------------

Adjusted net loss before cumulative effect of
   change in accounting principle                               (67,220)         (37,162)             (35,356)

Cumulative effect of change in
   accounting principle                                         (44,310)               -                    -
                                                          ---------------    --------------    ----------------

Adjusted net loss                                         $    (111,530)     $   (37,162)       $     (35,356)
                                                          ===============    ==============     ================

Net loss per basic and diluted share before
   cumulative effect of change in
   accounting principle, as reported                      $      (21.27)     $    (13.26)       $      (12.40)
Adjustments for:
   Goodwill amortization                                              -             1.46                 1.52
   Tax provision on amortization                                      -                -                 (.39)
                                                          ---------------    ---------------    ----------------

Adjusted net loss per basic and diluted share
   before cumulative effect of change in
   accounting principle                                          (21.27)          (11.80)              (11.27)

Cumulative effect of change in
   accounting principle                                          (14.02)               -                    -
                                                          ---------------    ---------------    ----------------

Adjusted net loss per basic and diluted share             $      (35.29)     $    (11.80)       $      (11.27)
                                                          ===============    ===============    ================

     As required by SFAS No. 142, the Company has evaluated the remaining useful lives of its intangible assets with definite lives, comprised of patents and covenants not to compete. Based on this evaluation, the Company's patents will continue to be amortized over their weighted average remaining amortization periods of just over three years as of December 31, 2002. The Company's covenants not to compete will become fully amortized during the first half of 2003. The carrying amount and accumulated amortization of the Company's intangible assets are as follows:


                                                         December 31, 2002                   December 31, 2001
                                                 ----------------------------------    -------------------------------
                                                    Carrying         Accumulated         Carrying        Accumulated
                                                     Amount          Amortization         Amount         Amortization
                                                 -------------    -----------------    ------------     --------------
                                                                            (In thousands)
Intangible assets:
  Definite lives, subject to amortization:
     Patents                                     $     13,903     $         9,375      $    13,405      $      7,606
     Covenants not to compete                           3,967               3,769            8,353             7,514
   Other intangible asset - pension asset (1)           3,716                   -            3,198                 -
                                                 -------------    -----------------    ------------     --------------

                                                 $     21,586     $        13,144      $    24,956      $     15,120
                                                 =============    =================    ============     ==============

(1) Not covered by the scope of SFAS No. 142.


     The Company's amortization expense relating to its intangible assets was $2.1 million in 2002, $2.8 million in 2001 and $3.1 million in 2000. The estimated aggregate annual amortization expense for the Company's patents and covenants not to compete for the next five fiscal years is summarized in the table below:

                                                                                            Estimated Annual
                                                                                          Amortization Expense
                                                                                    ----------------------------------
                                                                                             (In thousands)
Year ending December 31,
  2003                                                                                             $1,655
  2004                                                                                             $1,456
  2005                                                                                             $  937
  2006                                                                                             $  678
  2007                                                                                             $    -


Note 8 - Other noncurrent assets

                                                                                            December 31,
                                                                               ---------------------------------------
                                                                                     2002                  2001
                                                                               ------------------    -----------------
                                                                                           (In thousands)

   Deferred financing costs                                                    $         8,244       $         8,212
   Notes receivable from officers                                                          163                   163
   Prepaid pension cost                                                                  7,295                 4,006
   Other                                                                                   149                   720
                                                                               ------------------    -----------------

                                                                               $        15,851       $        13,101
                                                                               ==================    =================

Note 9 - Accrued liabilities

                                                                                            December 31,
                                                                                --------------------------------------
                                                                                      2002                 2001
                                                                                -----------------    -----------------
                                                                                           (In thousands)

OPEB cost                                                                       $         3,818      $         2,969
Pension cost                                                                              7,969                  555
Incentive compensation                                                                    1,326                6,077
Severance benefits                                                                        1,195                    -
Other employee benefits                                                                  15,953               14,616
Deferred income                                                                           1,679                  325
Environmental costs                                                                         803                  654
Accrued tungsten costs                                                                    2,190                2,743
Taxes, other than income                                                                  3,519                4,867
Dividends on Convertible Preferred Securities (Note 12)                                       -                1,111
Other                                                                                     8,059                7,882
                                                                                -----------------    -----------------

                                                                                $        46,511      $        41,799
                                                                                =================    =================

     During the third quarter of 2002, the Company implemented a program to reduce global employment levels by approximately 300 employees or approximately 13% of the workforce. Severance costs aggregating $2.4 million were recorded during the third and fourth quarter of 2002 for actual and probable terminations based upon benefit agreements and/or arrangements applicable to the affected salaried and hourly positions. Depending upon the terminated employees' years of service and payroll classification, severance benefits could include continuation of pay as well as continuation of certain health and life insurance benefits. During the fourth quarter of 2002 the Company made payments of $1.2 million to terminated employees, and as of December 31, 2002, severance benefits of $1.2 million remain accrued and are expected to be paid during 2003.

     In April 2001, the Company reached a settlement of the litigation between TIMET and The Boeing Company ("Boeing") related to the parties' long-term agreement ("LTA") entered into in 1997. Under the terms of the LTA, as amended, Boeing is required to purchase from the Company a buffer inventory of titanium products for use by the Company in the production of titanium products ordered by Boeing in the future. As the buffer inventory is completed, Boeing is billed and takes title to the inventory, although the Company may retain an obligation to further process the material as directed by Boeing. Accordingly, the revenue and costs of sales on the buffer inventory is deferred and subsequently recognized at the time the final product is delivered to Boeing. As of December 31, 2002, approximately $1.6 million of deferred revenue related to the Boeing buffer inventory.

     In 1999, the Company had customer orders for approximately $16 million of titanium ingot for which the customer had not yet determined the final mill product specifications. At the customer's request, the Company manufactured the ingots and stored the material at the Company's facilities. As agreed with the customer, the customer was billed for and took title to the ingots in 1999; however, the Company retained an obligation to convert the ingots into mill products in the future. Accordingly, the revenue (and related cost of sales) on this product was deferred and subsequently recognized during 2002, 2001 and 2000 in the amounts of $0.1 million, $2.5 million and $13.4 million, respectively.

Note 10 - Boeing advance

     Under the terms of the amended Boeing LTA, in years 2002 through 2007, Boeing is required to advance TIMET $28.5 million annually less $3.80 per pound of titanium product purchased by Boeing subcontractors during the preceding year. Effectively, the Company collects $3.80 less from Boeing than the LTA selling price for each pound of titanium product sold directly to Boeing and reduces the related customer advance recorded by the Company. For titanium products sold to Boeing subcontractors, the Company collects the full LTA selling price, but gives Boeing credit by reducing the next year's annual advance by $3.80 per pound of titanium product sold to Boeing subcontractors. The Boeing customer advance is also reduced as take-or-pay benefits are earned, as described in Note 14. As of December 31, 2002, approximately $0.8 million of customer advances related to the Company's LTA with Boeing and represented amounts to be credited against the 2003 advance for 2002 subcontractor purchases.

Note 11 - Notes payable, long-term debt and capital lease obligations

                                                                                            December 31,
                                                                               ---------------------------------------
                                                                                      2002                  2001
                                                                               ------------------    -----------------
                                                                                            (In thousands)
Notes payable:
   U.S. credit agreement                                                       $        11,944       $            30
   European credit agreements                                                            1,050                 1,492
                                                                               ------------------    -----------------
                                                                               $        12,994       $         1,522
                                                                               ==================    =================
Long-term debt:
   Bank credit agreement - U.K.                                                $         6,401       $        10,712
   Other                                                                                     -                   172
                                                                               ------------------    -----------------
                                                                                         6,401                10,884
   Less current maturities                                                                   -                   172
                                                                               ------------------    -----------------
                                                                               $         6,401       $        10,712
                                                                               ==================    =================

Capital lease obligations                                                      $        10,217       $         8,938
   Less current maturities                                                                 642                   340
                                                                               ------------------    -----------------
                                                                               $         9,575       $         8,598
                                                                               ==================    =================

     Long-term bank credit agreements. On October 23, 2002, the Company amended its existing U.S. asset-based revolving credit agreement, extending the maturity date to February 2006. Under the terms of the amendment, borrowings are limited to the lesser of $105 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). This facility requires the Company's U.S. daily cash receipts to be used to reduce outstanding borrowings, which may then be reborrowed, subject to the terms of the agreement. Interest generally accrues at rates that vary from LIBOR plus 2% to LIBOR plus 2.5%. Borrowings are collateralized by substantially all of the Company's U.S. assets. The credit agreement prohibits the payment of dividends on TIMET's Convertible Preferred Securities if "excess availability," as defined, is less than $25 million, limits additional indebtedness, prohibits the payment of dividends on the Company's common stock if excess availability is less than $40 million, requires compliance with certain financial covenants and contains other covenants customary in lending transactions of this type. The Company was in compliance in all material respects with all covenants for all periods during the years ended December 31, 2002 and 2001. Excess availability is essentially unused borrowing availability and is defined as borrowing availability less outstanding borrowings and certain contractual commitments such as letters of credit. As of December 31, 2002 excess availability was approximately $85 million. The weighted average interest rate on borrowings outstanding under these credit agreements was 3.7% and 5.3% as of December 31, 2002 and 2001, respectively.

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

     The Company's subsidiary, TIMET UK, has a credit agreement that provides for borrowings limited to the lesser of (pound)22.5 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). The credit agreement includes a revolving and term loan facility and an overdraft facility (the "U.K. facilities"). On December 20, 2002, the Company renewed and amended its existing U.K. facilities, extending the maturity date to December 20, 2005 and reducing the maximum borrowing base from (pound)30.0 million to (pound)22.5 million to more appropriately match TIMET UK's collateral base. Borrowings under the U.K. facilities can be in various currencies including U.S. dollars, British pounds sterling and euros; accrue interest at rates that vary from LIBOR plus 1% to LIBOR plus 1.25%; and are collateralized by substantially all of TIMET UK's assets. The U.K. facilities require the maintenance of certain financial ratios and amounts and other covenants customary in lending transactions of this type. TIMET UK was in compliance in all material respects with all covenants for all periods during the years ended December 31, 2002 and 2001. The U.K. overdraft facility is subject to annual review in December of each year. In the event the overdraft facility is not renewed, the Company believes it could refinance any outstanding overdraft borrowings under either the revolving or term loan features of the U.K. facilities. Unused borrowing availability as of December 31, 2002 under the U.K. facilities was approximately $30 million. The weighted average interest rate on borrowings outstanding under these credit agreements was 4.6% and 3.6% as of December 31, 2002 and 2001, respectively.

     The Company also has overdraft and other credit facilities at certain of its other European subsidiaries. These facilities accrue interest at various rates and are payable on demand. Unused borrowing availability as of December 31, 2002 under these facilities was approximately $16 million. The weighted average interest rate on borrowings outstanding under these credit agreements was 3.7% and 3.5% as of December 31, 2002 and 2001, respectively.

     Capital lease obligations. Certain of the Company's U.K. production facilities are under thirty year leases expiring in 2026. The rents under the U.K. leases are subject to adjustment every five years based on changes in certain published price indices. TIMET has guaranteed TIMET UK's obligations under its leases. The Company's 70%-owned French subsidiary, TIMET Savoie, S.A. ("TIMET Savoie"), leases certain machinery and equipment from Compagnie Europeenne du Zirconium-CEZUS, S.A. ("CEZUS"), the 30% minority shareholder, under a ten year agreement expiring in 2006. Certain of the Company's U.S. equipment is under three year leases expiring at various times during 2003, 2004 and 2005. Assets held under capital leases included in buildings were $9.4 million and $8.5 million, and assets included in equipment were $2.6 million and $1.5 million at December 31, 2002 and 2001, respectively. The related aggregate accumulated depreciation was $3.5 million and $2.4 million at December 31, 2002 and 2001, respectively.

     Aggregate maturities of long-term debt and capital lease obligations are reflected in the following table:

                                                                                     Capital             Long-term
                                                                                     Leases                Debt
                                                                                -----------------    -----------------
                                                                                           (In thousands)
Year ending December 31,
   2003                                                                         $         1,570      $            -
   2004                                                                                   1,496                   -
   2005                                                                                   1,095               6,401
   2006                                                                                   1,043                   -
   2007                                                                                     979                   -
   2008 and thereafter                                                                   17,278                   -
                                                                                -----------------    -----------------
                                                                                         23,461               6,401
   Less amounts representing interest                                                    13,244                   -
                                                                                -----------------    -----------------

                                                                                $        10,217      $        6,401
                                                                                =================    =================

Note 12 - Minority interest

     Convertible Preferred Securities. In November 1996, TIMET Capital Trust I (the "Trust"), a wholly-owned subsidiary of TIMET, issued $201 million of 6.625% Company-obligated mandatorily redeemable convertible preferred securities and $6 million of common securities. TIMET holds all of the outstanding common securities of the Trust. The Trust used the proceeds from such issuance to purchase from the Company $207 million principal amount of TIMET's 6.625% convertible junior subordinated debentures due 2026 (the "Subordinated Debentures"). TIMET's guarantee of payment of the Convertible Preferred Securities (in accordance with the terms thereof) and its obligations under the Trust documents constitute, in the aggregate, a full and unconditional guarantee by the Company of the Trust's obligations under the Convertible Preferred Securities. The sole assets of the Trust are the Subordinated Debentures. The Convertible Preferred Securities represent undivided beneficial ownership interests in the Trust, are entitled to cumulative preferred distributions from the Trust of 6.625% per annum, compounded quarterly, and are convertible, at the option of the holder, into TIMET common stock at the rate of 0.1339 shares of common stock per Convertible Preferred Security (an equivalent price of $373.40 per share), for an aggregate of approximately 0.5 million common shares if fully converted. Based on limited trading data, the fair value of the Convertible Preferred Securities was approximately $56.6 million at December 31, 2002.

     The Convertible Preferred Securities mature December 2026, do not require principal amortization and are redeemable at the Company's option. The redemption price approximates 103% of the principal amount as of December 1, 2002 and declines annually to 100% on December 1, 2006. The Company's U.S. credit agreement prohibits the payment of dividends on these securities if excess availability, as determined under the agreement, is less than $25 million. The Convertible Preferred Securities allow the Company the right to defer dividend payments for a period of up to 20 consecutive quarters, although interest continues to accrue at the coupon rate on the principal and unpaid dividends. In April 2000, the Company exercised its right to defer future dividend payments on these securities. On June 1, 2001, the Company resumed payment of dividends on these securities, made the scheduled payment of $3.3 million and paid the previously deferred aggregate dividends of $13.9 million. In October 2002, the Company again exercised its right to defer future dividend payments on these securities, effective beginning with the Company's December 1, 2002 scheduled dividend payment. The Company will consider resuming payment of dividends on the Convertible Preferred Securities once the outlook for the Company's business improves substantially.

     Based on the deferral, accrued dividends on the Convertible Preferred Securities are reflected as long-term liabilities in the Consolidated Balance Sheet at December 31, 2002. Dividends on the Convertible Preferred Securities are reported in the Consolidated Statements of Operations as minority interest, which is recorded net of allocable income tax benefits in 2000. Since the Company exercised its right to defer dividend payments, it is unable under the terms of these securities to, among other things, pay dividends on or reacquire its capital stock during the deferral period. However, the Company is permitted to reacquire the Convertible Preferred Securities during the deferral period provided the Company has satisfied certain conditions under its U.S. credit facility, including maintenance of the Company's excess availability above $25 million before and after such reacquisition.

     Other. Other minority interest relates principally to the Company's 70%-owned French subsidiary, TIMET Savoie. The Company has the right to purchase from CEZUS, the holder of the remaining 30% interest, CEZUS' interest in TIMET Savoie for 30% of TIMET Savoie's equity determined under French accounting principles, or approximately $10.5 million as of December 31, 2002. CEZUS has the right to require the Company to purchase its interest in TIMET Savoie for 30% of TIMET Savoie's registered capital, or approximately $2.6 million as of December 31, 2002. During the second quarter of 2002, TIMET Savoie made a dividend payment of $1.1 million to CEZUS.

Note 13 - Stockholders' equity

     Preferred stock. At December 31, 2002, the Company was authorized to issue one million shares of preferred stock. In conjunction with the previously discussed one-for-ten reverse stock split, the Company's Board of Directors (based upon prior shareholder approval) also reduced the number of preferred shares authorized for issuance to 100,000 shares. The Board of Directors determines the rights of preferred stock as to, among other things, dividends, liquidation, redemption, conversions and voting rights.

     Common stock. At December 31, 2002, the Company was authorized to issue 99 million shares of common stock. In conjunction with the previously discussed one-for-ten reverse stock split of its common stock, the Company's Board of Directors (based upon prior shareholder approval) also reduced the number of common shares authorized for issuance to 9.9 million shares. The Company's U.S. credit agreement, as amended, limits the payment of common stock dividends. See
Note 11.

     Restricted stock and common stock options. The Company's 1996 Long-Term Performance Incentive Plan (the "Incentive Plan") provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights and other incentive compensation to officers and other key employees of the Company. Options generally vest over five years and expire ten years from date of grant.

     During 2000, the Company awarded 46,750 shares of TIMET restricted common stock under the Incentive Plan to certain officers and employees. No shares were awarded during 2001 or 2002. The restrictions on the stock grants lapse ratably on an annual basis over a five-year period. Since holders of restricted stock have all of the rights of other common stockholders, subject to forfeiture unless certain periods of employment are completed, all such shares of restricted stock are considered to be currently issued and outstanding. During 2002 and 2001, 6,560 and 3,370 shares of restricted stock were forfeited, respectively. The market value of the restricted stock awards was approximately $2.0 million on the date of grant ($43.75 per share), and this amount has been recorded as deferred compensation, a separate component of stockholders' equity. The Company amortizes deferred compensation to expense on a straight-line basis for each tranche of the award over the period during which the restrictions lapse. Compensation expense recognized by the Company related to restricted stock awards was $0.2 million in 2002, $0.5 million in 2001 and $0.7 million in 2000.

     Additionally, a separate plan (the "Director Plan") provides for annual grants to eligible non-employee directors of options to purchase 500 shares of the Company's common stock at a price equal to the market price on the date of grant and to receive, as partial payment of director fees, annual grants of 100 shares of common stock (50 shares prior to 2001). Options granted to eligible directors vest in one year and expire ten years from date of grant (five year expiration for grants prior to 1998).

     The weighted average remaining life of options outstanding at December 31, 2002 was 4.8 years (2001 - 6.1 years). At December 31, 2002, 2001 and 2000, options to purchase 105,386, 89,594 and 66,175 shares, respectively, were exercisable at average exercise prices of $217.74, $237.79 and $257.54, respectively. Options to purchase 18,300 shares become exercisable in 2003. In February 2001, the Director Plan was amended to authorize an additional 20,000 shares for future grants under such plan. At December 31, 2002, 128,679 shares and 16,475 shares were available for future grant under the Incentive Plan and the Director Plan, respectively.

     The following table summarizes information about the Company's stock options:


                                                                            Amount
                                                                            payable        Weighted         Weighted
                                                         Exercise            upon           average       average fair
                                                         price per         exercise        exercise         value at
                                         Options          option          (thousands)        price         grant date
                                       -----------    --------------     ------------    ------------    -------------

Outstanding at December 31, 1999         173,820      $ 73.80-353.10     $   37,059       $   213.20


Granted:
  At market                                2,500               39.40             98            39.40       $   19.90
  Above market                            25,000        70.00-110.00          2,150            86.00           15.30
Canceled                                 (36,170)       79.70-353.10         (7,285)          201.40
                                       -----------    --------------     ------------    ------------

Outstanding at December 31, 2000         165,150        39.40-353.10         32,022           193.90

Granted:
  At market                                3,000        36.00-142.10            362           120.70       $   81.10
Canceled                                 (12,840)       79.70-353.10         (2,427)          163.50
                                       -----------    --------------     ------------    ------------

Outstanding at December 31, 2001         155,310        36.00-353.10         29,957           195.40

Granted:
  At market                                3,000         16.60-38.60            105            34.90       $   23.00
Canceled                                 (18,568)       79.70-353.10         (3,385)          182.30
                                       -----------    --------------     ------------    ------------

Outstanding at December 31, 2002         139,742      $ 16.60-353.10     $   26,677       $   190.90
                                       ===========    ==============     ============    ============

     The following table summarizes the Company's options outstanding and exercisable as of December 31, 2002 by price range:



                             Options Outstanding                                          Options Exercisable
-------------------------------------------------------------------------------   -----------------------------------

                                              Weighted
                                              average
                                             remaining           Weighted                                Weighted
     Range of          Outstanding at       contractual          average            Exercisable          average
  exercise prices         12/31/02             life            exercise price       at 12/31/02       exercise price
--------------------------------------    ---------------    -----------------    ---------------     ---------------

$    16.60-35.30               500              10.0            $     16.60                   -         $         -
     35.31-70.62            13,500               7.6                  61.79               5,000               63.54
    70.63-105.93            44,176               5.8                  85.71              26,096               85.16
   105.94-141.25             5,000               7.1                 110.00               2,000              110.00
   141.26-176.56             1,500               8.4                 142.10               1,500              142.10
   211.88-247.18            15,260               3.0                 230.00              15,260              230.00
   247.19-282.50            17,116               3.3                 274.64              17,116              274.64
   282.51-317.81            30,810               3.9                 293.77              27,854              293.84
   317.82-353.10            11,880               3.4                 338.76              10,560              338.84
                     -----------------    ---------------    -----------------    ---------------     ---------------

                           139,742               4.8            $    190.90             105,386         $    217.74
                     =================    ===============    =================    ===============     ===============


     Weighted average fair values of options at grant date were estimated using the Black-Scholes model and assumptions listed below:



                                                                    2002                2001               2000
                                                               ----------------    ----------------   ----------------
Assumptions at date of grant:
  Expected life (years)                                                  6                   7                  6
  Risk-free interest rate                                             2.01%               3.44%              4.95%
  Volatility                                                            74%                 68%                45%
  Dividend yield                                                         0%                  0%                 0%



Note 14 - Other income (expense)

                                                                                Year ended December 31,
                                                                  ----------------------------------------------------
                                                                       2002              2001               2000
                                                                  ---------------    --------------     --------------
                                                                                    (In thousands)
Other operating income (expense):
  Boeing settlement, net                                          $         -        $    73,000 (1)    $         -
  Boeing take-or-pay income                                            23,408                  -                  -
  Gain on termination of UTSC agreement                                     -                  -              2,000
  Other income (expense)                                                 (126)               640                156
                                                                  ---------------    --------------     --------------

                                                                  $    23,282        $    73,640        $     2,156
                                                                  ===============    ==============     ==============

Other non-operating income (expense):
  Dividends and interest income                                   $       118        $     5,460        $     6,154
  Surety bond guarantee                                                (1,575)                 -                  -
  Impairment of investment in SMC                                     (27,500)           (61,519)                 -
  Gain on sale of castings joint venture                                    -                  -              1,205
  Loss on early extinguishment of debt                                      -                  -             (1,343)
  Foreign exchange gain (loss)                                           (587)                92             (1,085)
  Other income (expense)                                                 (761)                18                (53)
                                                                  ---------------    --------------     --------------

                                                                  $   (30,305)       $   (55,949)       $     4,878
                                                                  ===============    ==============     ==============

(1) The Boeing settlement includes cash received from Boeing at settlement of $82.0 million less legal fees of $9.0 million. Additionally, $6.2 million in related employee incentive compensation was recorded as a component of selling, general administrative and development expense.



     The terms of the amended Boeing LTA allow Boeing to purchase up to 7.5 million pounds of titanium product annually from TIMET through 2007, but limit TIMET's maximum quarterly volume obligation to 3.0 million pounds. The LTA is structured as a take-or-pay agreement such that, beginning in calendar year 2002, Boeing forfeits $3.80 per pound of its advance payment in the event that its orders for delivery are less than 7.5 million pounds in any given calendar year. The Company recognizes income to the extent Boeing's year-to-date orders for delivery plus TIMET's maximum quarterly volume obligations for the remainder of the year total less than 7.5 million pounds. This income is recognized as other operating income and is not included in sales revenue, sales volume or gross margin. Based on actual purchases of approximately 1.3 million pounds during 2002, the Company recognized $23.4 million of income for the year ended December 31, 2002 related to the take-or-pay provisions for 6.2 million pounds that Boeing did not purchase under the LTA during 2002. Recognition of the take-or-pay income reduces the Boeing customer advance as described in Note 10.

Note 15 - Restructuring charges

     In 2000 and 1999, the Company implemented restructuring plans designed to address then-current market and operating conditions. The 2000 plan included the termination of approximately 170 people, primarily in the Company's manufacturing operations. The 1999 plan included the disposition of one plant and termination of an aggregate of 100 people. The components of the 2000 and 1999 restructuring plan charges are summarized in the following table:



                                                                          2000 Plan           1999 Plan
                                                                        ---------------     ---------------
                                                                                  (In millions)

Titanium Melted and Mill Products Segment:
   Property and equipment                                               $      0.3          $      0.3
   Disposition of German subsidiary                                            0.1                 2.0
   Pension and OPEB costs, net                                                   -                (0.1)
   Personnel severance and benefits                                            2.6                 2.5
                                                                        ---------------     ---------------

                                                                        $      3.0          $      4.7
                                                                        ===============     ===============

     Substantially all of the property and equipment charges relate to items sold, scrapped or abandoned. Depreciation of equipment temporarily idled but not impaired was not suspended. The disposition of the German subsidiary was completed in the second quarter of 2000. The pension and OPEB costs relate to actuarial valuations of accelerated defined benefits for employees terminated and curtailment of pension and OPEB liabilities.

     During each of 2001, 2000 and 1999, the Company recorded income of $0.2 million related to revisions to estimates of previously established restructuring accruals. The 1999 credit was related to the Company's previously-operated "Other" segment. Total net restructuring charges recognized in the Company's results of operations for 2000 and 1999 were $2.8 million and $4.5 million, respectively.

     Payments applied against the accrued costs related to the 2000 plan were $0.1 million and $0.5 million during 2002 and 2001, respectively. There was no remaining balance related to the 2000 plan as of December 31, 2002.

     Payments applied against the accrued costs related to the 1999 plan were zero and $0.1 million during 2002 and 2001, respectively. As of December 31, 2002, the remaining balance of accrued restructuring costs related to the 1999 plan was $0.1 million related to personnel severance and benefits for terminated employees. The Company expects to pay the remaining balance of the accrued costs under the 1999 restructuring plan during 2003.

Note 16 - Income taxes

     Summarized in the following table are (i) the components of income (loss) before income taxes and minority interest ("pre-tax income (loss)"), (ii) the difference between the income tax expense (benefit) attributable to pre-tax income (loss) and the amounts that would be expected using the U.S. federal statutory income tax rate of 35%, (iii) the components of the income tax expense (benefit) attributable to pre-tax income (loss) and (iv) the components of the comprehensive tax provision (benefit):



                                                                              Year ended December 31,
                                                               -------------------------------------------------------
                                                                     2002                2001               2000
                                                               ----------------    ----------------   ----------------
                                                                                    (In thousands)
Pre-tax income (loss):
  U.S.                                                         $   (51,354)        $    (6,719)       $   (44,173)
  Non-U.S.                                                          (3,181)             11,190               (303)
                                                               ----------------    ----------------   ----------------

                                                               $   (54,535)        $     4,471        $   (44,476)
                                                               ================    ================   ================

Expected income tax expense (benefit), at 35%                  $   (19,087)        $     1,565        $   (15,567)
Non-U.S. tax rates                                                     950                 521              1,121
U.S. state income taxes, net                                        (1,650)                307                  8
Dividends received deduction                                          (241)             (1,110)            (1,367)
Extraterritorial income exclusion                                     (373)               (462)                 -
Change in valuation allowance:
  Effect of change in tax law                                       (1,797)                  -                  -
  Adjustment of deferred tax valuation allowance                    20,022              30,102                 49
Other, net                                                             224                 189                189
                                                               ----------------    ----------------   ----------------

                                                               $    (1,952)        $    31,112        $   (15,567)
                                                               ================    ================   ================

Income tax expense (benefit):
  Current income taxes (benefit):
     U.S.                                                      $    (1,688)        $       787        $      (548)
     Non-U.S.                                                        3,430               3,503              2,696
                                                               ----------------    ----------------   ----------------
                                                                     1,742               4,290              2,148
                                                               ----------------    ----------------   ----------------

  Deferred income taxes (benefit):
     U.S.                                                                -              26,061            (16,082)
     Non-U.S.                                                       (3,694)                761             (1,633)
                                                                    (3,694)             26,822            (17,715)
                                                               ----------------    ----------------   ----------------

                                                               $    (1,952)        $    31,112        $   (15,567)
                                                               ================    ================   ================

Comprehensive tax provision (benefit) allocable to:
  Pre-tax income (loss)                                        $    (1,952)        $    31,112        $   (15,567)
  Minority interest - Convertible Preferred Securities              -                   -                  (4,675)
  Stockholders' equity, including amounts allocated
     to other comprehensive income                                  (1,588)             (4,834)            (1,057)
                                                               ----------------    ----------------   ----------------

                                                               $    (3,540)        $    26,278        $   (21,299)
                                                               ================    ================   ================

     The following table summarizes the Company's deferred tax assets and deferred tax liabilities as of December 31, 2002 and 2001:


                                                                                  December 31,
                                                           -----------------------------------------------------------
                                                                      2002                            2001
                                                           ----------------------------    ---------------------------
                                                              Assets        Liabilities       Assets       Liabilities
                                                           ------------    ------------    -----------    ------------
                                                                                 (In millions)
Temporary differences relating to net assets:
  Inventories                                              $     0.3       $       -       $     0.3      $    (6.6)
  Property and equipment, including software                       -           (39.6)              -          (25.0)
  Goodwill                                                      10.0               -               -           (0.6)
  Accrued OPEB cost                                              6.2               -             9.0              -
  Accrued liabilities and other deductible differences          58.9               -            33.1              -
  Other taxable differences                                        -            (3.0)              -           (9.5)
Tax loss and credit carryforwards                               51.0               -            31.5              -
Valuation allowance                                            (84.0)              -           (37.4)             -
                                                           ------------    ------------    -----------    ------------
Gross deferred tax assets (liabilities)                         42.4           (42.6)           36.5          (41.7)
Netting                                                        (41.6)           41.6           (36.1)          36.1
                                                           ------------    ------------    -----------    ------------
Total deferred taxes                                             0.8            (1.0)            0.4           (5.6)
Less current deferred taxes                                      0.8               -             0.4           (0.1)
                                                           ------------    ------------    -----------    ------------
Net noncurrent deferred taxes                              $       -       $    (1.0)      $       -      $    (5.5)
                                                           ============    ============    ===========    ============


     Based on the Company's recent history of U.S. losses, its near-term outlook and management's evaluation of available tax planning strategies, in the fourth quarter of 2001 the Company concluded that realization of its previously
recorded   U.S.   deferred   tax   assets   did  not   continue   to  meet   the
"more-likely-than-not" recognition criteria. Accordingly, during 2001 the Company increased its U.S. deferred tax valuation allowance by $35.5 million to offset deferred tax benefits related to net U.S. deferred tax assets, primarily net operating loss and minimum tax credit carryforwards. Additionally, the Company determined that it would not recognize a deferred tax benefit related to future U.S. losses continuing for an uncertain period of time. The Company increased its U.S. deferred tax valuation allowance by $39.4 million in 2002 based upon additional U.S. losses and increases to the U.S. minimum pension liability.

     During the fourth quarter of 2002, the Company was required to record a charge to other comprehensive loss to reflect an increase in its U.K. minimum pension liability. The related tax effect of this charge resulted in the Company changing from a net deferred tax liability position to a net deferred tax asset position. Based on the Company's recent history of U.K. losses, its near-term outlook and management's evaluation of available tax planning strategies, the Company determined that it would not recognize this deferred tax asset because it did not meet the "more-likely-than-not" recognition criteria. Accordingly, the Company recorded a U.K. deferred tax asset valuation allowance of $7.2 million through other comprehensive income in the fourth quarter to offset the related U.K. deferred tax asset that arose due to the increase in U.K. minimum pension liabilities. Commencing in the first quarter of 2003 and continuing for an uncertain period of time, the Company will not recognize deferred tax benefits related to either future U.K. losses or future increases in U.K. minimum pension liabilities.

     The following table summarizes the components of the change in the Company's deferred tax asset valuation allowance in 2002, 2001 and 2000:


                                                                                Year ended December 31,
                                                               -------------------------------------------------------
                                                                    2002                2001               2000
                                                               ----------------    ----------------   ----------------
                                                                                   (In thousands)

Income (loss) before income taxes                              $     18,225        $     30,102       $         49
Minority interest - Convertible Preferred Securities                  4,673               4,848                  -
Cumulative effect of change in accounting principle                  11,761                   -                  -
Accumulated other comprehensive loss                                 11,966                 554                  -
                                                               ----------------    ----------------   ----------------

                                                               $     46,625        $     35,504       $         49
                                                               ================    ================   ================

     During the first quarter of 2002, the Job Creation and Worker Assistance Act of 2002 (the "JCWA Act") was signed into law. The Company benefits from certain provisions of the JCWA Act, which liberalized certain net operating loss ("NOL") and alternative minimum tax ("AMT") restrictions. Prior to the law change, NOLs could be carried back two years and forward 20 years. The JCWA Act increases the carryback period for losses generated in 2001 and 2002 to five years with no change to the carryforward period. In addition, losses generated in 2001 and 2002 can be carried back and offset against 100% of a taxpayer's alternative minimum taxable income ("AMTI"). Prior to the law change, an NOL could offset no more than 90% of a taxpayer's AMTI. The suspension of the 90% limitation is also applicable to NOLs carried forward into 2001 and 2002. Based on these changes, the Company recognized $1.8 million of refundable U.S. income taxes during the first quarter of 2002. The Company received $0.8 million of this refund in the fourth quarter of 2002.

     At December 31, 2002 the Company had, for U.S. federal income tax purposes, NOL carryforwards of approximately $115 million, which will expire in 2020 through 2022. At December 31, 2002, the Company had AMT credit carryforwards of approximately $4 million, which can be utilized to offset regular income taxes payable in future years. The AMT credit carryforward has an indefinite carryforward period. At December 31, 2002, the Company had the equivalent of a $19 million NOL carryforward in the United Kingdom and a $2 million NOL carryforward in Germany, both of which have indefinite carryforward periods. The German government has proposed certain changes to its income tax laws that would limit the annual utilization of NOL carryforwards. However, because the deferred tax benefit associated with the German NOL carryforward is fully offset by a deferred tax valuation allowance, the anticipated enactment of these changes is not expected to materially affect the Company's deferred income tax assets or liabilities.

Note 17 - Employee benefit plans

     Variable compensation plans. The majority of the Company's total worldwide employees, including a significant portion of its U.S. hourly employees, participate in compensation programs providing for variable compensation based upon the financial performance of the Company and, in certain circumstances, the individual performance of the employee. The cost of these plans was $1.3 million, $7.2 million and $0.9 million in 2002, 2001 and 2000, respectively.

     Defined contribution plans. Approximately 38% of the Company's worldwide employees at December 31, 2002 participate in a defined contribution pension plan with employer contributions based upon a fixed percentage of the employee's eligible earnings. All of the Company's U.S. hourly and salaried employees (60% of worldwide employees at December 31, 2002) are also eligible to participate in contributory savings plans with partial matching employer contributions. For approximately 80% of these participants, the Company makes additional matching contributions based on higher levels of Company annual financial performance. The cost of these pension and savings plans approximated $2.4 million in 2002, $2.8 million in 2001 and $2.0 million in 2000.

     Defined benefit pension plans. The Company maintains contributory and noncontributory defined benefit pension plans covering the majority of its European employees and a minority of its U.S. workforce. Defined pension benefits are generally based on years of service and compensation, and the related expense is based upon independent actuarial valuations. The Company's funding policy for U.S. plans is to annually contribute amounts satisfying the funding requirements of the Employee Retirement Income Security Act of 1974, as amended. The Company's European defined benefit pension plans are funded in accordance with applicable statutory requirements. Between 1989 and 1995, the U.S. defined benefit pension plans were closed to new participants and have remained closed. Additionally, in some cases, benefit levels have been frozen. The U.K. defined benefit plan was closed to new participants in 1996; however, employees participating in the plan continue to earn benefits based on current compensation and service.

     The key rate assumptions used in determining the actuarial present value of the Company's benefit obligations at December 31, 2002 were (i) discount rates - 6.25% for the U.S. plans, 5.70% for the U.K. plan and 5.70% for the Savoie plan (7.0%, 6.0% and 6.0% at December 31, 2001), (ii) rates of increase in future compensation levels - 2.0% for the U.S. plans, 3.0% for the U.K. plan and 2.0% for the Savoie plan (3.0%, 3.0% and 2.0% at December 31, 2001) and (iii) expected long-term rates of return on assets - 8.5% for the U.S. plans, 6.7% for the U.K. plan and 6.0% for the Savoie plan (9.0%, 7.5% and 6.0% at December 31, 2001). The benefit obligations are sensitive to changes in these estimated rates, and actual results may differ from the obligations noted below. Information concerning the Company's defined benefit pension plans is set forth in the following table:

                                                                                      Year ended December 31,
                                                                               ---------------------------------------
                                                                                     2002                  2001
                                                                               ------------------    -----------------
                                                                                           (In thousands)
Change in projected benefit obligations:
  Balance at beginning of year                                                 $     161,668         $     153,280
  Service cost                                                                         3,960                 3,657
  Interest cost                                                                       10,410                 9,534
  Plan amendments                                                                         48                     -
  Actuarial loss                                                                       8,825                 6,050
  Benefits paid                                                                       (9,486)               (8,743)
  Change in currency exchange rates                                                   11,184                (2,110)
                                                                               ------------------    -----------------

       Balance at end of year                                                  $     186,609         $     161,668
                                                                               ==================    =================

Change in plan assets:
  Fair value at beginning of year                                              $     135,762         $     149,687
  Actual return on plan assets                                                       (22,436)               (9,830)
  Employer contribution                                                                7,357                 6,267
  Plan participants' contributions                                                       716                   737
  Benefits paid                                                                       (9,486)               (8,743)
  Change in currency exchange rates                                                    7,290                (2,356)
  Other                                                                                 (923)                    -
                                                                               ------------------    -----------------

       Fair value at end of year                                               $     118,280         $     135,762
                                                                               ==================    =================

Funded status:
  Plan assets under projected benefit obligations                              $     (68,329)        $     (25,906)
   Unrecognized:
     Actuarial loss                                                                   79,382                34,407
     Prior service cost                                                                3,716                 3,198
                                                                               ------------------    -----------------

       Total prepaid pension cost                                              $      14,769         $      11,699
                                                                               ==================    =================

Amounts recognized in balance sheets:
  Intangible pension asset                                                     $       3,716         $       3,198
  Noncurrent prepaid pension cost                                                      7,295                 4,006
  Current pension liability                                                           (7,969)                 (555)
  Noncurrent pension liability                                                       (61,080)              (23,690)
  Accumulated other comprehensive loss                                                72,807                28,740
                                                                               ------------------    -----------------
                                                                               $      14,769         $      11,699
                                                                               ==================    =================


     At December 31, 2002, the assets of the plans are primarily comprised of government obligations, corporate stocks and bonds. Selected information related to the Company's defined benefit pension plans that have accumulated benefit obligations in excess of fair value of plan assets are presented below:


                                                                                            December 31,
                                                                               ---------------------------------------
                                                                                     2002                  2001
                                                                               ------------------    -----------------
                                                                                           (In thousands)

Projected benefit obligation                                                   $        186,609      $       161,668
Accumulated benefit obligation                                                 $        179,586      $       156,001
Fair value of plan assets                                                      $        118,280      $       135,762


     The components of the net periodic defined benefit pension expense are set forth below:

                                                                              Year ended December 31,
                                                               -------------------------------------------------------
                                                                    2002                2001               2000
                                                               ----------------    ----------------   ----------------
                                                                                   (In thousands)

Service cost benefits earned                                   $        3,410      $        2,919     $        3,768
Interest cost on projected benefit obligations                         10,410               9,534              9,182
Expected return on plan assets                                        (11,035)            (11,737)           (11,907)
Net amortization                                                        2,077                 732                342
                                                               ----------------    ----------------   ----------------

  Net pension expense                                          $        4,862      $        1,448     $        1,385
                                                               ================    ================   ================

     Postretirement benefits other than pensions. The Company provides certain postretirement health care and life insurance benefits on a cost-sharing basis to certain of its U.S. employees upon retirement. Health care coverage under the plans terminates once the retiree (or eligible dependent) becomes Medicare-eligible, effectively limiting coverage for most participants to less than five years. The Company funds such benefits as they are incurred, net of any contributions by the retirees. Under plans currently in effect, a majority of TIMET's active U.S. employees would become eligible for these benefits if they reach normal retirement age while working for TIMET.

     The components of the periodic OPEB cost and change in the accumulated OPEB obligations are set forth in the following table. The plan is unfunded and contributions to the plan during the year equal benefits paid. The key rate assumptions used in determining the actuarial present value of the accumulated OPEB obligations at December 31, 2002 were (i) discount rate - 6.25% (7.0% at December 31, 2001), (ii) rate of increase in health care costs for the following period - 11.35% (11.15% at December 31, 2001) and (iii) ultimate health care trend rate (achieved in 2010) - 4.25% (5.00% at December 31, 2001). The accrued OPEB cost is sensitive to changes in these estimated rates and actual results may differ from the obligations noted.

                                                                                            December 31,
                                                                               ---------------------------------------
                                                                                     2002                  2001
                                                                               ------------------    -----------------
                                                                                           (In thousands)
Actuarial present value of accumulated OPEB obligations:
  Balance at beginning of year                                                 $        23,245       $        22,757
  Service cost                                                                             565                   271
  Interest cost                                                                          1,799                 1,686
  Amendments                                                                               731                     -
  Actuarial loss                                                                         5,383                 2,499
  Benefits paid, net of participant contributions                                       (4,607)               (3,968)
                                                                               ------------------    -----------------
  Balance at end of year                                                                27,116                23,245
Unrecognized net actuarial loss                                                        (10,471)               (5,518)
Unrecognized prior service credits                                                         590                 1,222
                                                                               ------------------    -----------------
Total accrued OPEB cost                                                                 17,235                18,949
Less current portion                                                                     3,818                 2,969
                                                                               ------------------    -----------------

  Noncurrent accrued OPEB cost                                                 $        13,417       $        15,980
                                                                               ==================    =================



                                                                                 Year ended December 31,
                                                                     -------------------------------------------------
                                                                         2002              2001              2000
                                                                     --------------    --------------    -------------
                                                                                      (In thousands)

Service cost benefits earned                                         $       565       $       271       $       176
Interest cost on accumulated OPEB obligations                              1,799             1,686             1,709
Curtailment gain                                                               -                 -              (443)
Net amortization and deferrals                                               529              (203)             (324)
                                                                     --------------    --------------    -------------

  Net OPEB expense                                                   $     2,893       $     1,754       $     1,118
                                                                     ==============    ==============    =============

     If the health care cost trend rate were increased by one percentage point for each year, OPEB expense would have increased approximately $0.3 million in 2002, and the actuarial present value of accumulated OPEB obligations at December 31, 2002 would have increased approximately $3.0 million. A one-percentage point decrease would have a similar, but opposite, effect.

Note 18 - Related party transactions

     During 2002, Tremont Corporation ("Tremont") purchased 26,450 shares of TIMET common stock in market transactions, and at December 31, 2002, Tremont held approximately 39.4% of TIMET's outstanding common stock. During 2002, the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi, Inc. ("Valhi") to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Valhi and related companies
(excluding TIMET), purchased shares of TIMET common stock in market transactions, and at December 31, 2002, the CMRT held approximately 9% of TIMET's common stock. At December 31, 2002, subsidiaries of Valhi held an aggregate of approximately 80% of Tremont's outstanding common stock. On February 7, 2003, Valhi completed a merger with Tremont whereby, in a series of transactions, Tremont was merged into Tremont LLC, a wholly-owned subsidiary of Valhi. Between January 1, 2003 and February 26, 2003, Tremont, or its successor Tremont LLC, purchased 7,400 additional shares of TIMET common stock in market transactions. At December 31, 2002, Contran Corporation ("Contran") held, directly or through subsidiaries, approximately 93% of Valhi's outstanding common stock, which was reduced to 89% as of February 26, 2003, primarily as a result of shares issued by Valhi to transact the Tremont merger. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. In addition, Mr. Simmons, Chairman of the Board of Contran and Valhi, is the sole trustee of the CMRT and is a member of the trust investment committee for the CMRT. Mr. Simmons may be deemed to control each of Contran, Valhi and TIMET.

     Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (i) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties, and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. The Company continuously considers, reviews and evaluates, and understands that Contran, Valhi and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that the Company might be a party to one or more such transactions in the future.

     Receivables from and payables to related parties are summarized in the following table:

                                                                                            December 31,
                                                                                --------------------------------------
                                                                                      2002                 2001
                                                                                -----------------    -----------------
                                                                                           (In thousands)
Receivables from related parties:
   Tremont                                                                      $           -        $       1,281
   VALTIMET                                                                             2,398                4,898
                                                                                -----------------    -----------------
                                                                                $       2,398        $       6,179
                                                                                =================    =================

Payables to related parties:
   Tremont                                                                      $           -        $       1,261
   NL Industries, Inc.                                                                      -                  379
   VALTIMET                                                                             1,246                  925
                                                                                -----------------    -----------------
                                                                                $       1,246        $       2,565
                                                                                =================    =================

     Under the terms of various intercorporate services agreements ("ISAs") entered into between the Company and various related parties, employees of one company provide certain management, tax planning, financial and administrative services to the other company on a fee basis. Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient and the compensation of such persons. These ISAs are reviewed and approved by the applicable independent directors of the companies that are parties to the agreements.

     The Company had an ISA with Tremont whereby the Company provided certain management, financial and other services to Tremont for approximately $0.4 million in 2002 and 2001 and $0.3 million in 2000. The Company anticipates entering into an ISA with Contran in 2003 to replace the Tremont ISA. Payments under a Contran ISA will likely be less than those under the Tremont ISA since Contran will now perform certain of the functions previously performed on behalf of Tremont by TIMET. Additionally, Contran may provide certain financial services to TIMET during 2003.

     The Company had an ISA with NL Industries, Inc. ("NL"), a majority-owned subsidiary of Valhi. Under the terms of the agreement, NL provided certain financial and other services to TIMET for approximately $0.3 million in each of 2002, 2001 and 2000. The Company expects to renew this agreement for 2003 at a reduced amount, as the Company now performs a portion of these financial and other services internally.

     The Company previously extended market-rate loans to certain officers pursuant to a Board-approved program to facilitate the purchase of Company stock and its Convertible Preferred Securities and to pay applicable taxes on shares of restricted Company stock as such shares vest. The loans were generally payable in five annual installments beginning six years from date of loan and bore interest at a rate tied to the Company's borrowing rate, payable quarterly. At December 31, 2002, approximately $0.2 million of officer notes receivable remain outstanding. The Company terminated this program effective July 30, 2002, subject to continuing only those loans outstanding at that time in accordance with their then-current terms.

     EWI RE, Inc. ("EWI") acts as a broker for certain of the Company's insurance policies. At December 31, 2001, parties related to Contran owned all of the outstanding common stock of EWI. On January 7, 2002, NL purchased EWI from its previous owners and EWI became a wholly-owned subsidiary of NL. Through December 31, 2000, a son-in-law of Harold C. Simmons managed the operations of EWI. Subsequent to December 31, 2000, and pursuant to an agreement that, as amended, is effective until terminated by either party with 90 days notice, such son-in-law provides advisory services to EWI as requested by EWI. The Company generally does not compensate EWI directly for insurance, but understands that, consistent with insurance industry practices, EWI receives a commission from the insurance underwriters for the policies that it arranges or brokers. The Company's aggregate premiums for such policies were approximately $3.4 million in 2002, $2.8 million in 2001 and $2.4 million in 2000. The Company expects that these relationships with EWI will continue in 2003.

     TIMET, together with other companies within the Contran group of companies, purchase certain of their insurance coverages as a group, with the costs of the jointly-owned policies being apportioned among the participating companies. With respect to certain of these policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of such policy period, which could dictate that such companies purchase replacement coverage or could result in the need to negotiate a loss sharing agreement.

     TIMET supplies titanium strip product to VALTIMET under a long-term contract as the preferred supplier and previously supplied casting ingot to Wyman-Gordon Titanium Castings. Sales to VALTIMET were $17 million in 2002 and $22 million in 2001 and 2000. Early in 2000, TIMET sold its interest in the castings joint venture at a pre-tax gain of $1.2 million.

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

     Tremont LLC owns 32% of Basic Management, Inc. ("BMI"). Among other things, BMI provides utility services (primarily water distribution, maintenance of a common electrical facility and sewage disposal monitoring) to the Company and other manufacturers within an industrial complex located in Henderson, Nevada. Power transmission and sewer services are provided on a cost reimbursement basis, similar to a cooperative, while water delivery is currently provided at the same rates as are charged by BMI to an unrelated third party. Amounts paid by the Company to BMI for these utility services were $1.5 million in 2002 and 2001 and $1.6 million in 2000. The Company paid BMI an electrical facilities usage fee of $1.3 million in each of 2002, 2001 and 2000. This usage fee continues at $1.3 million per year through 2004 and declines to $0.6 million for 2005, to $0.5 million annually for 2006 through 2009, and terminates completely after January 2010.

Note 19 - Commitments and contingencies

     Long-term agreements. The Company has LTAs with certain major aerospace customers, including, but not limited to, Boeing, Rolls-Royce plc ("Rolls-Royce"), United Technologies Corporation ("UTC", Pratt & Whitney and related companies) and Wyman-Gordon Company (a unit of Precision Castparts Corporation ("PCC")). These agreements initially became effective in 1998 and 1999 and expire in 2007 through 2008, subject to certain conditions. The LTAs generally provide for (i) minimum market shares of the customers' titanium requirements or firm annual volume commitments and (ii) fixed or formula-determined prices generally for at least the first five years. Generally, the LTAs require the Company's service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types. In certain events of nonperformance by the Company, the LTAs may be terminated early. Additionally, under a group of related LTAs (which group represents approximately 12% of the Company's 2002 sales revenue) which currently have fixed prices that convert to formula-derived prices in 2004, the customer may terminate the agreement as of the end of 2003 if the effect of the initiation of formula-derived pricing would cause such customer "material harm." If any of such agreements within the group were to be terminated by the customer on this basis, it is possible that some portion of the business represented by that group of related LTAs would continue on a non-LTA basis. However, the termination of one or more of the LTAs, including any of those within the group of related LTAs, could result in a material and adverse effect on the Company's business, results of operations, financial position or liquidity.

     During 2001, the Company recorded a charge of $3.0 million relating to a titanium sponge supplier's agreement to renegotiate certain components of an agreement entered into in 1997, including minimum purchase commitments for 1999 through 2001. As of December 31, 2002 and 2001, $1.7 million and $2.0 million of this amount remained accrued and unpaid, respectively. In September 2002, the Company entered into a new agreement with this supplier, effective from January 1, 2002 through December 31, 2007. This new agreement replaced and superceded the 1997 agreement. The new agreement requires minimum annual purchases by the Company of approximately $10 million in 2002 through 2007.

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

     In connection  with the  settlement,  TIMET and Boeing also entered into an amended LTA that, among other things, allows Boeing to purchase up to 7.5 million pounds of titanium product annually from TIMET through 2007, subject to certain maximum quarterly volume levels. Under the amended LTA, Boeing is required to advance TIMET $28.5 million annually for 2002 through 2007. The annual advance for contract years 2002 and 2003 were made in December 2001 and January 2003, respectively, with subsequent advances scheduled to occur in January of each calendar year through 2007. The LTA is structured as a take-or-pay  agreement  such that,  beginning  in  calendar  year  2002,  Boeing forfeits a proportionate part of the $28.5 million annual advance, or effectively $3.80 per pound, in the event that its annual orders for delivery for such calendar year are less than 7.5 million pounds. Under a separate agreement TIMET must establish and hold buffer stock for Boeing at TIMET's facilities, for which Boeing pays TIMET as such stock is produced. See Notes 10 and 14.

     Concentration of credit and other risks. Substantially all of the Company's sales and operating income (loss) are derived from operations based in the U.S., the U.K. and France. Over 67% of the Company's sales revenue is generated by sales to customers in the aerospace industry (including airframe and engine construction). As described previously, the Company has LTAs with certain major aerospace customers, including Boeing, Rolls-Royce, UTC and Wyman-Gordon. These agreements and others accounted for approximately 37%, 43% and 35% of sales revenue in 2002, 2001 and 2000, respectively. Sales to PCC and related entities approximated 9% of the Company's sales revenue in 2002. Sales to Rolls-Royce and other Rolls-Royce suppliers under the Rolls-Royce LTAs (including sales to certain of the PCC-related entities) represented approximately 12% of the Company's sales revenue in 2002. The Company's ten largest customers accounted for about 40% of sales revenue in 2002 and about 50% of sales revenue in 2001 and 2000. Such concentration of customers may impact the Company's overall exposure to credit and other risks, either positively or negatively, in that such customers may be similarly affected by economic or other conditions.

     Operating leases. The Company leases certain manufacturing and office facilities and various equipment. Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases management expects that leases will be renewed or replaced by other leases in the normal course of business. Net rent expense was approximately $5.0 million in 2002, $6.1 million in 2001 and $6.6 million in 2000.

     At  December  31,  2002,  future  minimum  payments  under   noncancellable
operating leases having an initial or remaining term in excess of one year were as follows:

                                                                                                         Amount
                                                                                                   -------------------
                                                                                                     (In thousands)
Year ending December 31,
  2003                                                                                               $        3,384
  2004                                                                                                        1,579
  2005                                                                                                          757
  2006                                                                                                          629
  2007                                                                                                          318
  2008 and thereafter                                                                                           339
                                                                                                   -------------------

                                                                                                     $        7,006
                                                                                                   ===================

     Environmental matters. In 1999, TIMET and certain other companies (the "Steering Committee Companies") that currently have or formerly had operations within a Henderson, Nevada industrial complex (the "BMI Complex") entered into a series of agreements with BMI and certain related companies pursuant to which, among other things, BMI assumed responsibility for the conduct of soils remediation activities on the properties described, including the responsibility to complete all outstanding requirements pertaining to such activities under existing consent agreements with the Nevada Division of Environmental Protection. The Company contributed $2.8 million to the cost of this remediation. The Company also agreed to convey to BMI, at no additional cost, certain lands owned by the Company adjacent to its plant site (the "TIMET Pond Property") upon payment by BMI of the cost to design, purchase, and install the technology and equipment necessary to allow the Company to stop discharging liquid and solid effluents and co-products into settling ponds located on the TIMET Pond Property. BMI will pay 100% of the first $15.9 million cost for this project, and TIMET agreed to contribute 50% of the cost in excess of $15.9 million, up to a maximum payment by TIMET of $2 million. Preliminary estimates indicate that one possible design of such a system may cost up to approximately $20 million; however, the Company and BMI are continuing to review various design alternatives in order to minimize the ultimate project costs, and no design has yet been selected. The Company has not accrued any amount with respect to the potential liability to fund 50% of the cost of the project in excess of $15.9 million (subject to the $2 million cap) because it is not probable such excess cost will be incurred. The Company, BMI and the other
Steering Committee Companies are continuing investigation with respect to certain additional issues associated with the properties described above, including any possible groundwater issues at the BMI Complex and the TIMET Pond Property.

     The Company is also continuing assessment work with respect to its own active plant site in Henderson, Nevada. During 2000, a preliminary study was completed of certain groundwater remediation issues at the Company's plant site and other Company-owned sites within the BMI Complex. The Company accrued $3.3 million in 2000 based on the undiscounted cost estimates set forth in the study. During 2002, the Company updated this study and accrued an additional $0.3 million based on revised cost estimates. These expenses are expected to be paid over a period of up to thirty years.

     In February 2002, the Company fulfilled all of its remaining obligations under the 2000 Settlement Agreement of the U. S. Environmental Protection Agency's 1998 civil action against TIMET (United States of America v. Titanium Metals Corporation; Civil Action No. CV-S-98-682-HDM (RLH), U. S. District Court, District of Nevada).

     At December 31, 2002, the Company had accrued an aggregate of approximately $4.3 million for environmental matters, including those discussed above. The Company records liabilities related to environmental remediation obligations when estimated future costs are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future costs are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in costs in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

     Legal proceedings. In September 2000, the Company was named in an action filed by the U.S. Equal Employment Opportunity Commission ("EEOC") in Federal District Court in Las Vegas, Nevada (U.S. Equal Employment Opportunity Commission v. Titanium Metals Corporation, CV-S-00-1172DWH-RJJ). The complaint, as amended, alleges that several female employees at the Company's Henderson, Nevada plant were the subject of sexual harassment and retaliation. In August 2002, TIMET filed a motion for summary judgment as to all claims of one employee who had intervened as a separate party, and as to all other claims involved in the EEOC's complaint. In December 2002, TIMET's motion was granted in part as to the individual employee's state law claims, but denied as to the Federal law claims of the individual employee and of the EEOC. The court also denied TIMET's motion to stay and compel arbitration of one employee's claims. TIMET has appealed this ruling. TIMET subsequently filed a motion to stay all proceedings until its appeal is concluded, on which the court has not yet ruled. The Company continues to vigorously defend this action. No trial date has been set.

     At December 31, 2002, the Company had accrued an aggregate of $0.6 million for expected costs related to various legal proceedings, including the proceeding discussed above. The Company records liabilities related to legal proceedings when estimated costs, including estimated legal fees, are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future costs are not discounted to their present value. It is not possible to estimate the range of costs for certain matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to matters as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional legal proceedings will not arise in the future.

     Other. TIMET is the primary obligor on two workers' compensation bonds issued on behalf of a former subsidiary, Freedom Forge Corporation ("Freedom Forge"), which TIMET sold in 1989. The bonds were provided as part of the conditions imposed on Freedom Forge in order to self-insure its workers' compensation obligations. Each of the bonds has a maximum obligation of $1.5 million. Freedom Forge filed for Chapter 11 bankruptcy protection on July 13, 2001, and discontinued payment on the underlying workers' compensation claims in November 2001. During the third quarter of 2002, TIMET received notices that the issuers of the bonds were required to make payments on one of the bonds with respect to certain of these claims and were requesting reimbursement from TIMET. Based upon current loss projections, the Company anticipates claims will be incurred up to the maximum amount payable under the bond and, therefore, recorded $1.6 million for this bond (including $0.1 million in legal fees reimbursable to the issuer of the bonds) as other non-operating expense in 2002. Through December 31, 2002, TIMET has reimbursed the issuer approximately $0.4 million under this bond and $1.2 million remains accrued for future payments. At this time the Company understands that no claims have been paid under the second bond, and no such payments are currently anticipated. Accordingly, no accrual has been recorded for potential claims that could be filed under the second bond. TIMET may revise its estimated liability under these bonds in the future as additional facts become known or claims develop.

     In March 2001, the Company was notified by one of its customers that a product the customer manufactured from standard grade titanium produced by the Company contained what has been confirmed to be a tungsten inclusion. At the present time, the Company is aware of six standard grade ingots that have been demonstrated to contain tungsten inclusions. Based upon the Company's assessment of possible losses, TIMET recorded an aggregate charge to cost of sales for this matter of $3.3 million during 2001. During 2001, the Company charged $0.3 million against this accrual to write down its remaining on-hand inventory and made $0.3 million in settlement payments, resulting in a $2.7 million accrual as of December 31, 2001 for potential future claims. During 2002, the Company made settlement payments aggregating $0.3 million and has also revised its estimate of the most likely amount of loss to be incurred, resulting in a credit of $0.2 million to cost of sales during 2002. As of December 31, 2002, $2.2 million is accrued for pending and potential future claims. This amount represents the Company's best estimate of the most likely amount of loss to be incurred. This amount does not represent the maximum possible loss, which is not possible for the Company to estimate at this time, and may be periodically revised in the future as more facts become known. As of December 31, 2002, the Company has received claims aggregating approximately $5 million and has made settlement payments aggregating $0.6 million. Pending claims are being investigated and negotiated. The Company believes that certain claims are without merit or can be settled for less than the amount of the original claim. There is no assurance that all potential claims have yet been submitted to the Company. The Company has filed suit seeking full recovery from its silicon supplier for any liability the Company might incur, although no assurances can be given that the Company will ultimately be able to recover all or any portion of such amounts. The Company has not recorded any recoveries related to this matter as of December 31, 2002.

     The Company is involved in various employment, environmental, contractual, product liability and other claims, disputes and litigation incidental to its business including those discussed above. While management, including internal counsel, currently believes that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position, liquidity or overall trends in results of operations, all such matters are subject to inherent uncertainties. Were an unfavorable outcome to occur in any given period, it is possible that it could have a material adverse impact on the results of operations or cash flows in that particular period.

Note 20 - Earnings per share

     Basic earnings (loss) per share is based on the weighted average number of unrestricted common shares outstanding during each year. Diluted earnings (loss) per share reflect the dilutive effect of common stock options, restricted stock and the assumed conversion of the Convertible Preferred Securities, if applicable. Basic and diluted earnings (loss) per share amounts for all periods presented have been retroactively adjusted for the effects of the Company's one-for-ten reverse stock split, which was effective after the close of trading on February 14, 2003. The assumed conversion of the Convertible Preferred Securities was omitted from the diluted earnings (loss) per share calculation for 2002, 2001 and 2000 because the effect was antidilutive. Had the Convertible Preferred Securities not been antidilutive, diluted losses would have been decreased by $13.4 million in 2002, $13.9 million in 2001 and $8.7 million in 2000. Diluted average shares outstanding would have been increased by approximately 540,000 shares for each of these periods. Stock options and restricted shares omitted from the calculation because they were antidilutive approximated 158,000 in 2002, 185,000 in 2001 and 213,000 in 2000. Dilutive
stock options of 10 in 2002, 1,800 in 2001 and 8,800 in 2000 were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive due to the losses in those years.

Note 21 - Quarterly results of operations (unaudited)

                                                                           For the quarter ended
                                                      ----------------------------------------------------------------
                                                        March 31          June 30         Sept. 30         Dec. 31
                                                      -------------    --------------   -------------    -------------
                                                                   (In millions, except per share data)
Year ended December 31, 2002:

  Net sales                                           $    104.4       $     94.3       $     82.8       $     85.0
  Gross margin                                               5.1              1.4             (4.9)            (4.7)
  Operating loss (1)                                        (4.7)            (7.0)            (4.4)            (4.8)
  Loss before cumulative effect of change in
     accounting principle (1)                              (36.1)           (12.3)            (9.1)            (9.6)
  Net loss (1) (2)                                         (80.4)           (12.3)            (9.1)            (9.6)

  Basic and diluted loss per share (2) (3):
     Before cumulative effect of change in
        accounting principle                          $   (11.43)      $    (3.91)      $    (2.89)      $    (3.05)
     Basic and diluted loss per share$
                                                      $   (25.47)      $    (3.91)      $    (2.89)      $    (3.05)

Year ended December 31, 2001:

  Net sales                                           $    124.0       $    120.0       $    126.4       $    116.5
  Gross margin                                               7.3             (3.5)            20.8             15.3
  Operating (loss) income                                   (1.8)            48.6             10.0              7.7
  Net (loss) income (1)                                     (3.6)            29.6              4.3            (72.0)

  (Loss) earnings per share (3):
     Basic                                            $    (1.15)      $     9.38       $     1.38       $   (22.85)
     Diluted                                          $    (1.15)      $     8.62       $     1.37       $   (22.85)


(1) The sum of quarterly amounts do not agree to the full year results due to rounding.
(2) As compared to amounts previously reported on Form 10-Q, net loss and loss per share for the quarter ended March 31, 2002 were increased by the $44.3 million ($14.04 per share) cumulative effect of change in accounting principle recorded for the Company's goodwill impairment charge determined during the third quarter of 2002.
(3) The sum of quarterly amounts may not agree to the full year results due to rounding and the timing of potential conversion of options to common stock, which would have an antidilutive effect on the calculation. All per share amounts have been adjusted to reflect the Company's one-for-ten reverse stock split which became effective after the close of trading on February 14, 2003.


     The first quarter 2002 results included a $27.5 million impairment charge related to the impairment of the Company's investment in SMC securities, as discussed in Note 5. The fourth quarter 2001 results included a $61.5 million pre-tax impairment charge related to the impairment of the Company's investment in SMC securities, as discussed in Note 5, and a $35.5 million increase in the Company's deferred tax asset valuation allowance, as discussed in Note 16. The second quarter 2001 operating results included $73.0 million of income from the Boeing settlement, with partially offsetting expenses of $10.2 million for employee incentive compensation (which was subsequently reduced by $4.1 million in the fourth quarter of 2001), as discussed in Note 14.

Note 22 - Subsequent event

     As previously discussed in Note 1, on February 4, 2003, the Company's stockholders approved a proposal to amend TIMET's Certificate of Incorporation to effect a reverse stock split of TIMET's common stock at a ratio of one share of post-split common stock for each eight, nine or ten shares of pre-split common stock issued and outstanding, with the final ratio to be selected by the Board of Directors. Subsequently, the Board of Directors of TIMET unanimously approved a reverse stock split on the basis of one share of post-split common stock for each outstanding ten shares of pre-split common stock. The reverse stock split became effective after the close of trading on February 14, 2003. All share and per share disclosures for all periods presented in the accompanying Consolidated Financial Statements have been adjusted to give effect to the reverse stock split.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



To the Stockholders and Board of Directors of Titanium Metals Corporation:

     Our audits of the consolidated financial statements referred to in our report dated January 28, 2003, except for Note 22 as to which the date is February 14, 2003, appearing in this 2002 Annual Report on Form 10-K of Titanium Metals Corporation also included an audit of the financial statement schedule listed in the Index on page F of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PricewaterhouseCoopers LLP



Denver, Colorado
January 28, 2003, except for Note 22,
   as to which the date is February 14, 2003


                           TITANIUM METALS CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                                  Additions
                                                        -----------------------------

                                          Balance         Charged
                                             at              to            Charged                          Balance
                                         beginning       costs and        to other                          at end
            Description                   of year         expenses        accounts        Deductions        of year
------------------------------------    -------------   -------------    ------------    -------------    ------------

Year ended December 31, 2002:

   Allowance for doubtful
     accounts                           $    2,739      $     1,000      $    152 (1)    $   (1,032) (2)  $    2,859
                                        =============   =============    ============    =============    ============
   Allowance for excess and
     slow moving inventories            $   13,621      $     3,757      $    901 (1)    $   (3,189)      $   15,090
                                        =============   =============    ============    =============    ============
   Reserve for business
     restructuring                      $      198      $         -      $  -            $     (118) (3)  $       80
                                        =============   =============    ============    =============    ============

Year ended December 31, 2001:

   Allowance for doubtful
     accounts                           $    2,927      $         4      $    (22) (1)   $     (170) (2)  $    2,739
                                        =============   =============    ============    =============    ============
   Allowance for excess and
     slow moving inventories            $   14,846      $     1,755      $   (218) (1)   $   (2,762)      $   13,621
                                        =============   =============    ============    =============    ============
   Reserve for business
     restructuring                      $    1,012      $      (227)     $  -            $     (587) (3)  $      198
                                        =============   =============    ============    =============    ============

Year ended December 31, 2000:

   Allowance for doubtful
     accounts                           $    3,330      $       185      $   (223) (1)   $     (365) (2)  $    2,927
                                        =============   =============    ============    =============    ============
   Allowance for excess and
     slow moving inventories            $   14,764      $     2,707      $   (774) (1)   $   (1,851)      $   14,846
                                        =============   =============    ============    =============    ============
   Reserve for business
     restructuring                      $    1,490      $     3,219      $  -            $   (3,697) (3)  $    1,012
                                        =============   =============    ============    =============    ============


(1) Amount represent foreign currency translation adjustments for the related account.
(2)  Amounts written off, less recoveries.
(3) Amounts represent cash payments for restructuring severance obligations and credits to reduce the initial restructuring charge.
