Form 10-K/A
period 2002-12-31
TITANIUM METALS CORP
filed 2003-03-17
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

 X   ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
___  ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                             -----------------

                                       OR

     TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
___  EXCHANGE ACT OF 1934

                         Commission file number 0-28538

                           Titanium Metals Corporation
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                        13-5630895
--------------------------------                 -------------------------------
 (State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                         Identification No.)

                1999 Broadway, Suite 4300, Denver, Colorado 80202
         -------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (303) 296-5600
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of Each Exchange on Which Registered
------------------------------      --------------------------------------------
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

                                Explanatory Note

     This Annual Report on Form 10-K/A ("Amended Annual Report") is an amendment to the Titanium Metals Corporation (the "Company") Annual Report on Form 10-K ("Annual Report") for the year ended December 31, 2002. The sole purpose of the Amended Annual Report is to file a corrected version of Exhibit 3.1, due to the inadvertent omission of a portion of this exhibit. Except for this revision, no other changes have been made to the Company's Annual Report for the year ended December 31, 2002 filed with the Securities and Exchange Commission on February 28, 2003. This Amended Annual Report does not update any other disclosures to reflect developments since the original filing date.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           TITANIUM METALS CORPORATION
                                           (Registrant)


                                           By: /s/ J. Landis Martin
                                               ---------------------------------
                                               J. Landis Martin, March 17, 2003
                                               Chairman of the Board, President
                                                  and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, J. Landis Martin, Chairman of the Board, President and Chief Executive Officer of Titanium Metals Corporation, certify that:

1. I have reviewed this annual report on Form 10-K/A of Titanium Metals Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.



Date:  March 17, 2003


/s/ J. Landis Martin
---------------------------------
J. Landis Martin
Chairman of the Board, President
   and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Ivan  J.  Muzljakovich,   Vice  President  and  Controller,   North  America
Operations, Acting Corporate Controller and Acting Principal Financial Officer of Titanium Metals Corporation, certify that:

1. I have reviewed this annual report on Form 10-K/A of Titanium Metals Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.



Date:  March 17, 2003


/s/ Ivan J. Muzljakovich
---------------------------------
Ivan J. Muzljakovich
Vice President and Controller, North America Operations
Acting Corporate Controller
Acting Principal Financial Officer