Form 10-Q
period 2003-03-31
TITANIUM METALS CORP
filed 2003-05-09
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2003
                                                 --------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                         Commission file number 0-28538



                           Titanium Metals Corporation
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                             13-5630895
--------------------------------                           ---------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)




                1999 Broadway, Suite 4300, Denver, Colorado 80202
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)




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


                             Yes   X     No
                                  ---       ---


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes         No  X
                                  ---       ---


Number of shares of common stock outstanding on May 7, 2003: 3,180,182

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "could," "anticipates," "expects" or comparable terminology or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including in those portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission ("SEC") which include, but are not limited to, the cyclicality of the commercial aerospace industry, the performance of aerospace manufacturers and the Company under their long-term agreements, the renewal of certain long-term agreements, the difficulty in forecasting demand for titanium products, global economic and political conditions, global productive capacity for titanium, changes in product pricing and costs, the impact of long-term contracts with the Company's vendors, the possibility of labor disruptions, fluctuations in currency exchange rates, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product development, the supply of raw materials and services, changes in raw material and other operating costs (including energy costs), possible disruption of business or increases in the cost of doing business resulting from terrorist activities or global conflicts, and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

                           TITANIUM METALS CORPORATION

                                      INDEX


                                                                           Page
                                                                          Number

PART I.       FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements

             Consolidated Balance Sheets - March 31, 2003 (unaudited) and
               December 31, 2002                                             2

             Consolidated Statements of Operations - Three months
               ended March 31, 2003 and 2002 (unaudited)                     4

             Consolidated Statements of Comprehensive Loss -
               Three months ended March 31, 2003 and 2002 (unaudited)        5

             Consolidated Statements of Cash Flows - Three months
               ended March 31, 2003 and 2002 (unaudited)                     6

             Consolidated Statement of Changes in Stockholders' Equity -
               Three months ended March 31, 2003 (unaudited)                 8

             Notes to Consolidated Financial Statements (unaudited)          9

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          19

    Item 4.  Controls and Procedures                                        28

PART II.     OTHER INFORMATION

    Item 1.  Legal Proceedings                                              29

    Item 4.  Submission of Matters to a Vote of Security Holders            29

    Item 6.  Exhibits and Reports on Form 8-K                               29


                           TITANIUM METALS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                  March 31,            December 31,
ASSETS                                                                              2003                   2002
                                                                              ------------------     ------------------
                                                                                  (unaudited)
Current assets:
   Cash and cash equivalents                                                  $         26,556       $        6,214
   Accounts and other receivables, less allowance
     of $2,760 and $2,859, respectively                                                 82,950               66,393
   Receivable from related parties                                                       1,678                2,398
   Refundable income taxes                                                               2,066                1,703
   Inventories                                                                         167,716              181,932
   Prepaid expenses and other                                                            3,036                3,077
   Deferred income taxes                                                                   807                  809
                                                                              ------------------     ------------------
       Total current assets                                                            284,809              262,526
                                                                              ------------------     ------------------

Investment in joint ventures                                                            22,831               22,287
Property and equipment, net                                                            245,686              254,672
Intangible assets, net                                                                   7,857                8,442
Deferred income taxes                                                                       95                    -
Other                                                                                   15,988               15,851
                                                                              ------------------     ------------------

         Total assets                                                         $        577,266       $      563,778
                                                                              ==================     ==================



                           TITANIUM METALS CORPORATION

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      (In thousands, except per share data)

                                                                                 March 31,            December 31,
LIABILITIES, MINORITY INTEREST AND                                                 2003                   2002
                                                                             ------------------     ------------------
STOCKHOLDERS' EQUITY                                                             (unaudited)

Current liabilities:
   Notes payable                                                             $          3,293       $        12,994
   Current maturities of long-term debt and capital
      lease obligations                                                                   574                   642
   Accounts payable                                                                    27,532                26,460
   Accrued liabilities                                                                 47,652                46,511
   Customer advances                                                                   32,078                 5,416
   Payable to related parties                                                             319                   602
   Income taxes                                                                            43                     -
                                                                             ------------------     ------------------
       Total current liabilities                                                      111,491                92,625
                                                                             ------------------     ------------------

Long-term debt                                                                         11,370                 6,401
Capital lease obligations                                                               8,929                 9,575
Payable to related parties                                                                644                   644
Accrued OPEB cost                                                                      13,195                13,417
Accrued pension cost                                                                   60,172                61,080
Accrued environmental cost                                                              3,531                 3,531
Deferred income taxes                                                                   1,228                 1,036
Accrued dividends on Convertible Preferred Securities                                   7,869                 4,462
Other                                                                                   1,132                     -
                                                                             ------------------     ------------------
       Total liabilities                                                              219,561               192,771
                                                                             ------------------     ------------------

Minority interest - Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debt securities
  ("Convertible
  Preferred Securities")                                                              201,241               201,241
Other minority interest                                                                10,907                10,416

Stockholders' equity:
   Preferred stock $.01 par value; 100 shares authorized,
     none outstanding                                                                       -                     -
   Common stock, $.01 par value; 9,900 shares authorized,
     3,189 and 3,194 shares issued                                                         32                    32
   Additional paid-in capital                                                         350,679               350,889
   Accumulated deficit                                                               (140,961)             (127,371)
   Accumulated other comprehensive loss                                               (62,828)              (62,737)
   Treasury stock, at cost  (9 shares)                                                 (1,208)               (1,208)
   Deferred compensation                                                                 (157)                 (255)
                                                                             ------------------     ------------------
         Total stockholders' equity                                                   145,557               159,350
                                                                             ------------------     ------------------

         Total liabilities and stockholders' equity                          $        577,266       $       563,778
                                                                             ==================     ==================

Commitments and contingencies (Note 14)



          See accompanying Notes to Consolidated Financial Statements.


                           TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (In thousands, except per share data)

                                                                                  Three months ended March 31,
                                                                            ------------------------------------------
                                                                                   2003                   2002
                                                                            -------------------    -------------------

Net sales                                                                   $        99,294        $       104,440
Cost of sales                                                                        98,276                 99,332
                                                                            -------------------    -------------------

   Gross margin                                                                       1,018                  5,108

Selling, general, administrative and development expense                              9,895                 10,379
Equity in earnings of joint ventures                                                    185                    505
Other income (expense), net                                                             628                     51
                                                                            -------------------    -------------------

  Operating loss                                                                     (8,064)                (4,715)

Interest expense                                                                        688                    738
Other non-operating income (expense), net                                              (520)               (28,129)
                                                                            -------------------    -------------------

  Loss before income taxes, minority interest and
      cumulative effect of change in accounting principles                           (9,272)               (33,582)

Income tax expense (benefit)                                                            457                 (1,454)
Minority interest - Convertible Preferred Securities                                  3,407                  3,333
Other minority interest, net of tax                                                     263                    621
                                                                            -------------------    -------------------

  Loss before cumulative effect of change in
      accounting principles                                                         (13,399)               (36,082)

Cumulative effect of change in accounting principles                                   (191)               (44,310)
                                                                            -------------------    -------------------

   Net loss                                                                 $       (13,590)       $       (80,392)
                                                                            ===================    ===================

Basic and diluted loss per share:
   Before cumulative effect of change in
      accounting principles                                                 $         (4.23)       $        (11.43)

   Cumulative effect of change in accounting principles                               (0.06)                (14.04)
                                                                            -------------------    -------------------

Basic and diluted loss per share                                            $         (4.29)       $        (25.47)
                                                                            ===================    ===================

Weighted average shares outstanding                                                   3,165                  3,156

Pro forma amounts assuming SFAS No. 143 was applied during all periods affected:

   Net loss                                                                 $       (13,399)       $       (80,401)

   Basic and diluted loss per share                                         $         (4.23)       $        (25.47)


          See accompanying Notes to Consolidated Financial Statements.



                           TITANIUM METALS CORPORATION

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
                                 (In thousands)

                                                                                Three months ended March 31,
                                                                          ------------------------------------------
                                                                                 2003                   2002
                                                                          -------------------    -------------------

Net loss                                                                    $     (13,590)         $     (80,392)

Other comprehensive loss -
   currency translation adjustment                                                    (91)                (1,276)
                                                                          -------------------    -------------------

Comprehensive loss                                                          $     (13,681)         $     (81,668)
                                                                          ===================    ===================


          See accompanying Notes to Consolidated Financial Statements.
                                      - 5 -



                           TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)

                                                                                  Three months ended March 31,
                                                                            ------------------------------------------
                                                                                   2003                   2002
                                                                            -------------------    -------------------

Cash flows from operating activities:
   Net loss                                                                 $       (13,590)       $       (80,392)
   Depreciation and amortization                                                      9,547                  9,034
   Cumulative effect of change in accounting principles                                 191                 44,310
   Noncash impairment of investment in Special Metals
     Corporation preferred securities                                                     -                 27,500
   Equity in earnings of joint ventures, net of distributions                          (135)                  (385)
   Deferred income taxes                                                                113                 (1,016)
   Other minority interest                                                              263                    621
   Other, net                                                                           175                    674
   Change in assets and liabilities:
     Receivables                                                                    (17,007)                 3,077
     Inventories                                                                     13,906                 (8,704)
     Prepaid expenses and other                                                          30                  2,769
     Accounts payable and accrued liabilities                                         3,264                 (9,952)
     Customer advances                                                               26,656                 (3,960)
     Income taxes                                                                      (321)                (1,129)
     Accounts with related parties, net                                                 432                 (1,333)
     Accrued OPEB and pension costs                                                    (120)                  (857)
     Accrued dividends on Convertible Preferred Securities                            3,407                      -
     Other, net                                                                        (377)                   542
                                                                            -------------------    -------------------
       Net cash provided (used) by operating activities                              26,434                (19,201)
                                                                            -------------------    -------------------

Cash flows from investing activities:
   Capital expenditures                                                              (1,487)                (1,282)
                                                                            -------------------    -------------------
       Net cash used by investing activities                                         (1,487)                (1,282)
                                                                            -------------------    -------------------

Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                                     122,762                102,704
     Repayments                                                                    (127,385)              (100,512)
   Other, net                                                                          (493)                  (182)
                                                                            -------------------    -------------------
       Net cash (used) provided by financing activities                              (5,116)                 2,010
                                                                            -------------------    -------------------

       Net cash provided (used) by operating, investing
         and financing activities                                           $        19,831        $       (18,473)
                                                                            ===================    ===================


          See accompanying Notes to Consolidated Financial Statements.
                                      - 6 -



                           TITANIUM METALS CORPORATION

          CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (CONTINUED)
                                 (In thousands)

                                                                                  Three months ended March 31,
                                                                            ------------------------------------------
                                                                                   2003                   2002
                                                                            -------------------    -------------------

Cash and cash equivalents:
   Net increase (decrease) from:
     Operating, investing and financing activities                          $       19,831         $      (18,473)
     Currency translation                                                              511                   (114)
                                                                            -------------------    -------------------
                                                                                    20,342                (18,587)
   Cash at beginning of period                                                       6,214                 24,500
                                                                            -------------------    -------------------

   Cash at end of period                                                    $       26,556         $        5,913
                                                                            ===================    ===================

Supplemental disclosures:
   Cash paid for:
     Interest, net of amounts capitalized                                   $          455         $          413
     Convertible Preferred Securities dividends                             $            -         $        3,333
     Income taxes, net                                                      $          677         $          691

Noncash investing and financing activities:
   Capital lease obligations of $684 were incurred during the three months ended March 31, 2002 when the Company entered into certain leases for new equipment


          See accompanying Notes to Consolidated Financial Statements.
                                      - 7 -



                           TITANIUM METALS CORPORATION

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

                        Three months ended March 31, 2003
                                 (In thousands)


                                                                             Accumulated Other
                                                                             Comprehensive Loss
                                                    Additional             ----------------------                          Total
                                    Common  Common   Paid-In  Accumulated   Currency    Pension   Treasury   Deferred  Stockholders'
                                    Shares   Stock   Capital    Deficit   Translation Liabilities  Stock   Compensation    Equity
                                   -------- ------- ---------- ----------  ---------  ----------- --------  ----------   -----------

Balance at December 31, 2002         3,185  $  32   $ 350,889  $(127,371)  $ (1,036)  $ (61,701)  $(1,208)  $  (255)     $  159,350

Components of comprehensive
   income (loss):
     Net loss                            -      -           -    (13,590)         -           -         -         -         (13,590)
     Change in cumulative
       currency translation
       adjustment                        -      -           -          -        (91)          -         -         -             (91)

Stock award cancellations               (5)     -        (210)         -          -           -         -       210               -

Amortization of deferred
   compensation, net of effects of
   stock award cancellations             -      -           -          -          -           -         -      (112)           (112)
                                   -------- ------- ---------- ----------  ---------  ----------- --------  ----------   -----------

Balance at March 31, 2003            3,180  $  32   $ 350,679  $(140,961)  $ (1,127)  $ (61,701)  $(1,208)  $  (157)     $  145,557
                                   ======== ======= ========== ==========  =========  =========== ========  ==========   ===========



          See accompanying Notes to Consolidated Financial Statements.
                                      - 8 -

                           TITANIUM METALS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - Organization and basis of presentation

     Titanium Metals Corporation ("TIMET") is a vertically integrated producer of titanium sponge, melted products and a variety of mill products for aerospace, industrial and other applications. At March 31, 2003, (i) Tremont LLC ("Tremont"), a wholly-owned subsidiary of Valhi, Inc. ("Valhi"), held approximately 39.7% of TIMET's outstanding common stock, (ii) the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Valhi and certain related companies (TIMET currently expects to begin participating in the CMRT in the second quarter of 2003), held approximately 9% of TIMET's common stock and (iii) Valhi held approximately 0.1% of TIMET common stock. At March 31, 2003, Contran Corporation ("Contran") held, directly or through subsidiaries, approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT. Mr. Simmons may be deemed to control each of Contran, Valhi and TIMET.

     The accompanying Consolidated Financial Statements include the accounts of TIMET and its majority-owned subsidiaries (collectively, the "Company"). All material intercompany transactions and balances have been eliminated. The Consolidated Balance Sheet at March 31, 2003 and the Consolidated Statements of Operations, Comprehensive Loss, Changes in Stockholders' Equity and Cash Flows for the interim periods ended March 31, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior year amounts have been reclassified to conform to the current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying
Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Annual Report").

     On February 4, 2003, the Company's stockholders approved a proposal to amend TIMET's Certificate of Incorporation to effect a reverse stock split of the Company's common stock at a ratio of one share of post-split common stock for each eight, nine or ten shares of pre-split common stock issued and outstanding, with the final exchange ratio to be selected by the Board of Directors. Subsequently, the Company's Board of Directors unanimously approved the reverse stock split on the basis of one share of post-split common stock for each outstanding ten shares of pre-split common stock. The reverse stock split became effective after the close of trading on February 14, 2003. All share and per share disclosures for all periods presented in the Consolidated Financial Statements and Notes thereto have been adjusted to give effect to the reverse stock split.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations on January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 is recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its future value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

     Under the transition provisions of SFAS No. 143, the Company recognized (i) an asset retirement cost capitalized as an increase to the carrying value of its property, plant and equipment of approximately $0.2 million, (ii) accumulated depreciation on such capitalized cost of approximately $0.1 million and (iii) an other noncurrent liability for the asset retirement obligation of approximately $0.3 million. Amounts resulting from the initial application of SFAS No. 143 were measured using information, assumptions and interest rates all as of January 1, 2003. The amount recognized as the asset retirement cost was measured as of the date the asset retirement obligation was incurred. Cumulative accretion on the asset retirement obligation and accumulated depreciation on the asset retirement cost were recognized for the time period from the date the asset retirement cost and liability would have been recognized had the provisions of SFAS No. 143 been in effect at the date the liability was incurred, through January 1, 2003. The difference between the amounts to be recognized as described above and any associated amounts recognized in the Company's balance sheet as of December 31, 2002 was recognized as a cumulative effect of a change in accounting principle as of January 1, 2003. The asset retirement obligation recognized as a result of adopting SFAS No. 143 relates primarily to landfill closure and leasehold restoration costs.

     The following table shows pro forma amounts relating to the Company's asset retirement obligations as if SFAS No. 143 was applied throughout 2002, as well as a roll forward of the asset retirement obligation through March 31, 2003:


                                                       (In thousands)

      Asset retirement obligation, 1/1/2002                $   312
      Accretion expense                                         15
                                                    ---------------------

      Asset retirement obligation, 12/31/2002                  327
      Accretion expense                                          4
                                                    ---------------------

      Asset retirement obligation, 3/31/2003               $   331
                                                    =====================

     Accretion expense during the first three months of 2003 is reported as a component of cost of sales.

     The Company has elected the disclosure alternative prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and has chosen to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees and its various interpretations. Under APB Opinion No. 25, compensation cost is generally recognized for fixed stock options for which the exercise price is less than the market price of the Company's common stock on the grant date. The Company recognized no compensation cost for fixed stock options during the three months ended March 31, 2003 and 2002.

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123:


                                                                                   Three months ended March 31,
                                                                            -----------------------------------------
                                                                                   2003                  2002
                                                                            -------------------    ------------------
                                                                               (In thousands, except per share data)

Net loss, as reported                                                       $       (13,590)       $      (80,392)
Less: total stock option related stock-based employee
   compensation expense determined under SFAS No. 123                                  (103)                 (230)
                                                                            -------------------    ------------------

Pro forma net loss                                                          $       (13,693)       $      (80,622)
                                                                            ===================    ==================

Basic and diluted loss per share:
  As reported                                                               $         (4.29)       $       (25.47)
                                                                            ===================    ==================
  Pro forma                                                                 $         (4.33)       $       (25.55)
                                                                            ===================    ==================


Note 2 - Segment information

     The Company's production facilities are located in the United States, United Kingdom, France and Italy, and its products are sold throughout the world. The Company's worldwide integrated activities are conducted through its "Titanium melted and mill products" segment, currently the Company's only segment. Sales, gross margin, operating income (loss), inventory and receivables are the key management measures used to evaluate segment performance. The following table provides supplemental segment information to the Company's Consolidated Financial Statements:

                                                                                 Three months ended March 31,
                                                                          -------------------------------------------
                                                                                  2003                    2002
                                                                          --------------------    -------------------
                                                                            ($ in thousands, except selling prices)

Net sales - Titanium melted and mill products:
    Mill product net sales                                                $        73,617         $        79,745
    Melted product net sales                                                       12,854                   9,965
    Other                                                                          12,823                  14,730
                                                                          --------------------    -------------------
                                                                          $        99,294         $       104,440
                                                                          ====================    ===================
Mill product shipments:
    Volume (metric tons)                                                            2,315                   2,685
    Average price ($ per kilogram)                                        $         31.80         $         29.70

Melted product shipments:
     Volume (metric tons)                                                             985                     645
    Average price ($ per kilogram)                                        $         13.05         $         15.45


Note 3 - Inventories


                                                                                March 31,             December 31,
                                                                                   2003                   2002
                                                                           ---------------------    ------------------
                                                                                         (In thousands)

Raw materials                                                              $          46,594        $        52,825
Work-in-process                                                                       79,028                 82,190
Finished products                                                                     58,765                 63,458
Supplies                                                                              13,825                 13,829
                                                                           ---------------------    ------------------
                                                                                     198,212                212,302
Less adjustment of certain inventories to LIFO basis                                  30,496                 30,370
                                                                           ---------------------    ------------------

                                                                           $         167,716        $       181,932
                                                                           =====================    ==================

Note 4 - Preferred securities of Special Metals Corporation ("SMC")

     As previously disclosed in the Company's 2002 Annual Report, SMC and its U.S. subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in March 2002. As a result, the Company undertook an assessment of its investment in SMC with the assistance of an external valuation specialist and recorded a $27.5 million impairment charge to other non-operating expense during the first quarter of 2002 for an other than temporary decline in the estimated fair value of its investment in SMC. This charge reduced the Company's carrying amount of its investment in the SMC securities to zero. The Company currently believes it is unlikely that it will recover any amount from this investment.

Note 5 - Property and equipment

                                                                                March 31,             December 31,
                                                                                   2003                   2002
                                                                           ---------------------    ------------------
                                                                                         (In thousands)

Land                                                                       $           6,238        $         6,224
Buildings                                                                             38,810                 38,874
Information technology systems                                                        57,931                 58,217
Manufacturing and other                                                              310,552                312,163
Construction in progress                                                               4,209                  3,493
                                                                           ---------------------    ------------------
                                                                                     417,740                418,971
Less accumulated depreciation                                                        172,054                164,299
                                                                           ---------------------    ------------------

                                                                           $         245,686        $       254,672
                                                                           =====================    ==================

Note 6 - Goodwill

     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized on a periodic basis, but instead is subject to a two-step impairment test to be performed on at least an annual basis. As a result of the adoption of SFAS No. 142, the Company recorded a non-cash goodwill impairment charge of $44.3 million, or $14.04 per share, representing the entire balance of the Company's recorded goodwill at January 1, 2002. Pursuant to the transition requirements of SFAS No. 142, this charge was reported in the Company's Consolidated Statement of Operations as a cumulative effect of a change in accounting principle as of January 1, 2002.

Note 7 - Other noncurrent assets


                                                                                  March 31,             December 31,
                                                                                    2003                   2002
                                                                           ---------------------    ------------------
                                                                                         (In thousands)

Deferred financing costs                                                   $           8,074        $         8,244
Prepaid pension cost                                                                   7,602                  7,295
Notes receivable from officers                                                           163                    163
Other                                                                                    149                    149
                                                                           ---------------------    ------------------

                                                                           $          15,988        $        15,851
                                                                           =====================    ==================


Note 8 - Accrued liabilities

                                                                                 March 31,             December 31,
                                                                                    2003                   2002
                                                                           ---------------------    ------------------
                                                                                         (In thousands)

OPEB cost                                                                  $           3,785        $         3,818
Pension cost                                                                           8,060                  7,969
Payroll and vacation                                                                   6,964                  6,007
Incentive compensation                                                                   945                  1,326
Other employee benefits                                                               10,427                 11,141
Deferred income                                                                        1,670                  1,679
Environmental costs                                                                      803                    803
Accrued tungsten costs                                                                 2,190                  2,190
Taxes, other than income                                                               4,107                  3,519
Other                                                                                  8,701                  8,059
                                                                           ---------------------    ------------------

                                                                           $          47,652        $        46,511
                                                                           =====================    ==================

Note 9 - Boeing advance

     Under the terms of the amended long-term agreement ("LTA") between TIMET and The Boeing Company ("Boeing"), in years 2002 through 2007, Boeing is required to advance TIMET $28.5 million annually less $3.80 per pound of titanium product purchased by Boeing subcontractors during the preceding year. Effectively, the Company collects $3.80 less from Boeing than the LTA selling price for each pound of titanium product sold directly to Boeing and reduces the related customer advance recorded by the Company. For titanium products sold to Boeing subcontractors, the Company collects the full LTA selling price, but gives Boeing credit by reducing the next year's annual advance by $3.80 per pound of titanium product sold to Boeing subcontractors. The Boeing customer advance is also reduced as take-or-pay benefits are earned. As of March 31, 2003, approximately $27.3 million of customer advances related to the Company's LTA with Boeing.

Note 10 - Notes payable, long-term debt and capital lease obligations


                                                                                   March 31,            December 31,
                                                                                     2003                  2002
                                                                             -------------------    ------------------
                                                                                          (In thousands)
Notes payable:
  U.S. credit agreement                                                      $                -     $        11,944
  European credit agreements                                                              3,293               1,050
                                                                             -------------------    ------------------

                                                                             $            3,293     $        12,994
                                                                             ===================    ==================
Long-term debt:
  Bank credit agreement - U.K.                                               $           11,370     $         6,401
                                                                             ===================    ==================

Capital lease obligations                                                    $            9,503     $        10,217
  Less current maturities                                                                   574                 642
                                                                             -------------------    ------------------

                                                                             $            8,929     $         9,575
                                                                             ===================    ==================



     As  of  March  31,  2003,  the  Company  had  aggregate   unused  borrowing
availability under its U.S. and European credit facilities of approximately $132 million.

Note 11 - Minority interest

     In October 2002, the Company exercised its right to defer future dividend payments on its Convertible Preferred Securities for a period of up to 20 consecutive quarters, effective beginning with the Company's December 1, 2002 scheduled dividend payment. Dividends continue to accrue at the coupon rate on the principal and unpaid dividends. Based on this deferral, accrued dividends on these Convertible Preferred Securities are reflected as long-term liabilities in the Consolidated Balance Sheets. Dividends are reported in the Consolidated Statements of Operations as minority interest.

Note 12 - Other income (expense)



                                                                                    Three months ended March 31,
                                                                             -----------------------------------------
                                                                                   2003                   2002
                                                                             ------------------     ------------------
Other operating income (expense):
  Litigation settlement                                                      $           475        $           -
  Other income (expense), net                                                            153                   51
                                                                             ------------------     ------------------

                                                                             $           628        $          51
                                                                             ==================     ==================

Other non-operating income (expense):
  Interest income                                                            $           112        $          65
   Impairment of investment in SMC preferred securities                                    -              (27,500)
  Foreign exchange loss                                                                 (630)                (117)
  Other income (expense), net                                                             (2)                (577)
                                                                             ------------------     ------------------

                                                                             $          (520)       $     (28,129)
                                                                             ==================     ==================


     During the first quarter of 2003, the Company received $0.5 million related to its settlement of certain litigation relating to power outages suffered at its Henderson, Nevada facility in 1997 and 1998 as a result of contractor activity.

Note 13 - Income taxes


                                                                                   Three months ended March 31,
                                                                              ----------------------------------------
                                                                                    2003                  2002
                                                                              ------------------    ------------------
                                                                                          (In thousands)

Expected income tax benefit, at 35%                                           $        (3,245)      $       (11,754)
Non-U.S. tax rates                                                                        214                   230
U.S. state income taxes, net                                                                8                    25
Extraterritorial income exclusion                                                         (93)                    -
Change in valuation allowance:
  Effect of change in tax law                                                               -                (1,797)
  Adjustment of deferred tax valuation allowance                                        3,576                11,877
Other, net                                                                                 (3)                  (35)
                                                                              ------------------    ------------------

                                                                              $           457       $        (1,454)
                                                                              ==================    ==================

     During the first quarter of 2002, the Job Creation and Worker Assistance Act of 2002 (the "JCWA Act") was signed into law. The Company benefits from certain provisions of the JCWA Act, which liberalized certain net operating loss ("NOL") and alternative minimum tax ("AMT") restrictions. As a result, the Company recognized $1.8 million of refundable U.S. income taxes during the first quarter of 2002. The Company received $0.8 million of this refund in the fourth quarter of 2002 and anticipates receiving the remaining $1.0 million during 2003.

     At March 31, 2003, the Company had, for U.S. federal income tax purposes, NOL carryforwards of approximately $132 million that expire between 2020 and 2023. At March 31, 2003, the Company had AMT credit carryforwards of approximately $4 million, which can be utilized to offset regular income taxes payable in future years. The AMT credit carryforward has an indefinite carryforward period. At March 31, 2003, the Company had the equivalent of a $20 million NOL carryforward in the United Kingdom and a $2 million NOL carryforward in Germany, both of which have indefinite carryforward periods. As previously disclosed in the Company's 2002 Annual Report, in 2002 the German government proposed changes to its income tax law that limited the annual utilization of NOL carryforwards; however, the final version of the law passed by the German parliament in April 2003 did not include this limitation.

Note 14 - Commitments and contingencies

     Environmental matters. As previously disclosed in the Company's 2002 Annual Report, in 1999 TIMET and Basic Management, Inc. ("BMI") agreed that upon payment by BMI of the cost to design, purchase and install the technology and equipment necessary to allow the Company to stop discharging liquid and solid effluents and co-products into settling ponds located on certain lands owned by the Company adjacent to its Henderson, Nevada plant site (the "TIMET Pond Property"), the Company would convey to BMI, at no additional cost, the TIMET Pond Property. Under this agreement, BMI will pay 100% of the first $15.9 million cost for this project, and TIMET agreed to contribute 50% of the cost in excess of $15.9 million, up to a maximum payment by TIMET of $2 million. The Company presently expects that the total cost of this project will not exceed $15.9 million. The Company and BMI are continuing investigation with respect to certain additional issues associated with properties in the vicinity of the BMI industrial complex, including any possible groundwater issues.

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

     At March 31, 2003, the Company had accrued an aggregate of approximately $4.3 million for environmental matters, including those discussed above. The Company records liabilities related to environmental remediation obligations when estimated future costs are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future costs are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in costs in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

     Legal proceedings. In September 2000, the Company was named in an action filed by the U.S. Equal Employment Opportunity Commission ("EEOC") in Federal District Court in Las Vegas, Nevada (U.S. Equal Employment Opportunity Commission v. Titanium Metals Corporation, CV-S-00-1172DWH-RJJ). The complaint, as amended, alleged that several female employees at the Company's Henderson, Nevada plant were the subject of sexual harassment and retaliation. In April 2003, the EEOC and TIMET agreed in principle on the terms of settlement of the litigation, which is expected to be finalized during the second quarter of 2003.

     The Company records liabilities related to legal proceedings when estimated costs are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future costs are not discounted to their present value. It is not possible to estimate the range of costs for certain matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to matters as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional legal proceedings will not arise in the future.

     Other.   TIMET  is  the  primary  obligor  on  two  $1.5  million  workers'
compensation bonds issued on behalf of a former subsidiary, Freedom Forge Corporation ("Freedom Forge"), which TIMET sold in 1989. The bonds were provided as part of the conditions imposed on Freedom Forge in order to self-insure its workers' compensation obligations. Freedom Forge filed for Chapter 11 bankruptcy protection on July 13, 2001, and discontinued payment on the underlying workers' compensation claims in November 2001. During 2002 TIMET received notices that the issuers of the bonds were required to make payments on one of the bonds with respect to certain of these claims and were requesting reimbursement from TIMET. Based upon loss projections, the Company accrued $1.6 million for this bond (including $0.1 million in legal fees reimbursable to the issuer of the bonds) as other non-operating expense in 2002. Through March 31, 2003, TIMET has reimbursed the issuer approximately $0.5 million under this bond and $1.1 million remains accrued for future payments. At this time one minor claim (which is expected to recur annually) has been submitted under the second bond and is currently under review. No payments have been made as of March 31, 2003 on this claim, and no additional claims are currently anticipated. Accordingly, no accrual has been recorded for potential claims that could be filed under the second bond. TIMET may revise its estimated liability under these bonds in the future as additional facts become known or claims develop.

     As of March 31, 2003, the Company has $2.2 million accrued for pending and potential future customer claims associated with certain standard grade material produced by the Company, which was subsequently found to contain tungsten inclusions as a result of tungsten contaminated silicon sold to the Company by a third-party supplier. This accrual represents the Company's best estimate of the most likely amount of loss to be incurred. This amount does not represent the maximum possible loss (which is not possible for the Company to estimate at this time) and may be periodically revised in the future as more facts become known. As of March 31, 2003, the Company has received claims aggregating approximately $5 million and has made settlement payments aggregating $0.6 million. Pending claims are being investigated and negotiated. The Company believes that certain claims are without merit or can be settled for less than the amount of the original claim. There is no assurance that all potential claims have been submitted to the Company. The Company has filed suit seeking full recovery from its silicon supplier for any liability the Company might incur, although no assurances can be given that the Company will ultimately be able to recover all or any portion of such amounts. In April 2003, the Company received notice that this silicon supplier had filed a voluntary petition in bankruptcy under Chapter
11. TIMET is currently investigating what effect, if any, this bankruptcy may have on the Company's potential recovery. The Company has not recorded any recoveries related to this matter as of March 31, 2003.

     The Company is involved in various employment, environmental, contractual, product liability and other claims, disputes and litigation incidental to its business including those discussed above. While management, including internal counsel, currently believes that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position, liquidity or overall trends in results of operations, all such matters are subject to inherent uncertainties. If an unfavorable outcome were to occur in any given period, it is possible that it could have a material adverse impact on the results of operations or cash flows in that particular period.

     For additional information concerning certain legal and environmental matters, commitments and contingencies related to the Company, see the Company's 2002 Annual Report on Form 10-K.

Note 15 - Earnings (loss) per share

     Basic earnings (loss) per share is based on the weighted average number of unrestricted common shares outstanding during each period. Diluted earnings
(loss) per share reflect the dilutive effect of common stock options, restricted stock and the assumed conversion of the Convertible Preferred Securities, if applicable. The assumed conversion of the Convertible Preferred Securities was omitted from the diluted loss per share calculation for the three months ended March 31, 2003 and 2002 because the effect was antidilutive. Had the Convertible Preferred Securities not been antidilutive, diluted losses would have been decreased by $3.4 million and $3.3 million for the three months ended March 31, 2003 and 2002, respectively. Diluted average shares outstanding would have been increased by 540,000 shares for each of these periods. Stock options and restricted shares excluded from the calculation because they were antidilutive approximated 149,000 for the three months ended March 31, 2003 and 167,000 for the three months ended March 31, 2002.

Note 16 - Accounting principles not yet adopted

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. Except for TIMET Capital Trust I, a wholly-owned subsidiary of TIMET that issued the Company's Convertible Preferred Securities, the Company does not believe it has involvement with any variable interest entity covered by the scope of FASB Interpretation No. 46 that would require consolidation. The Company has consolidated TIMET Capital Trust I since its formation, as the Company owns 100% of the trust's outstanding voting securities. The Company will adopt this Interpretation no later than the quarter ending September 30, 2003. The adoption of this Interpretation is not expected to have a material effect on the Company.

Note 17 - Subsequent event

     On May 5, 2003, Valhi commenced a tender offer to purchase up to 1.0 million of TIMET's Convertible Preferred Securities for investment purposes, at a net cash price of $10 per security. The tender offer expires at 12:00 midnight
(EDT) on June 2, 2003 unless extended by Valhi. The terms and conditions of the tender offer appear in Valhi's Offer to Purchase dated May 5, 2003, and the related Letter of Transmittal. Copies of these documents are being mailed to holders of TIMET's Convertible Preferred Securities. Completion of the tender offer is conditioned upon certain terms and conditions described in the Offer to Purchase. Subject to applicable law, Valhi may waive any condition applicable to the tender offer and may extend or otherwise amend the tender offer. There are currently 4,024,820 of TIMET's Convertible Preferred Securities outstanding. The securities are convertible into TIMET's common stock at a conversion ratio of
0.1339 shares of common stock per Convertible Preferred Security and have a liquidation preference of $50 (plus accrued but unpaid dividends) per security. Harold C. Simmons may be deemed to beneficially own approximately 42% of the outstanding Convertible Preferred Securities (owned directly by Contran and Mr. Simmons' wife), and J. Landis Martin, TIMET's Chairman, President and Chief Executive Officer, currently owns 13,000 (less than 1%) of the outstanding Convertible Preferred Securities. Based on a review by TIMET's non-employee directors not related to Valhi, TIMET has determined that none of TIMET, its board of directors nor any of its officers will express an opinion or make any recommendation to any holder of the securities, and TIMET and all of such persons will remain neutral toward the tender offer.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table summarizes certain information regarding the Company's results of operations for the three months ended March 31, 2003 and 2002. The 2003 percentage change information represents first quarter 2002 to first quarter 2003 changes, and the 2002 percentage change information represents first quarter 2001 to first quarter 2002 changes. See "Outlook" for further discussion of the Company's business expectations for the remainder of 2003.


                                                                                Three months ended March 31,
                                                                           ---------------------------------------
                                                                                 2003                  2002
                                                                           ------------------    -----------------
                                                                                      ($ in thousands)

Net sales                                                                  $      99,294         $     104,440
Gross margin                                                                       1,018                 5,108
Operating loss                                                                    (8,064)               (4,715)

Gross margin percent of net sales                                                    1%                    5%

Percent change in:
   Sales volume:
     Mill product sales volume                                                      -14                   -16
     Melted product sales volume                                                    +53                   -37

   Selling prices - excludes changes in product mix:
     Mill product selling prices in U.S. dollars                                     -1                    +6
     Mill product selling prices in billing currencies (1)                           -6                    +7
     Melted product selling prices in U.S. dollars                                  -12                    +8

   Selling prices - includes changes in product mix:
     Mill product average selling prices                                             +7                    +1
     Melted product average selling prices                                          -16                    +8

------------------------------------------------------------------------------------------------------------------
(1) Excludes the effect of changes in foreign currencies.



     First quarter of 2003 compared to first quarter of 2002. The Company's sales of mill products decreased 8% from $79.7 million in the first quarter 2002 to $73.6 million in the first quarter of 2003. This decrease was principally due to a 14% decrease in mill product sales volume and changes in customer and product mix. Mill product selling prices expressed in U.S. dollars (using actual foreign currency exchange rates prevailing during the respective periods) decreased 1% during the first quarter of 2003 compared to the first quarter of 2002. In billing currencies (which exclude the effects of foreign currency translation), mill product selling prices decreased 6% compared to the first quarter of 2002. Melted product sales increased 29% from $10.0 million in the first quarter of 2002 to $12.9 million in the first quarter of 2003 primarily due to a 53% increase in melted product sales volume and changes in product mix. Melted product selling prices decreased 12% during the first quarter of 2003, as compared to the first quarter 2002. Substantially all melted products are sold in U.S. dollars.

     Gross margin (net sales less cost of sales) was 1% of sales in the first quarter of 2003, compared to 5% in the year-ago period. Gross margin in the first quarter of 2003 was most adversely impacted by the decline in mill product volume and average selling prices and the related impact on manufacturing overhead costs. As the Company reduces production volume in response to reduced requirements, certain manufacturing overhead costs decrease at a slower rate and to a lesser extent than production volume changes, generally resulting in higher costs relative to production levels. Average plant operating rates declined from approximately 64% of capacity in the first quarter of 2002 to approximately 52% in the first quarter of 2003.

     Selling, general, administrative and development expenses during the first quarter of 2003 decreased by approximately 5% from year-ago levels, principally as a result of lower personnel related costs.

     Equity in earnings of joint ventures during the first quarter of 2003 was $0.3 million lower than the year-ago period, principally due to a decrease in earnings of VALTIMET, the Company's minority-owned welded tube joint venture.

     Net other income (expense) during the first quarter of 2003 was $0.6 million higher than the year-ago period principally due to a $0.5 million litigation settlement gain related to the Company's settlement of certain litigation relating to power outages suffered at its Henderson, Nevada facility in 1997 and 1998 as a result of contractor activity.


         Non-operating income (expense).

                                                                                Three months ended March 31,
                                                                          -----------------------------------------
                                                                                2003                   2002
                                                                          ------------------    -------------------
                                                                                       (In thousands)

Interest income                                                           $         112         $            65
SMC impairment charge                                                                 -                 (27,500)
Foreign exchange loss                                                              (630)                   (117)
Interest expense                                                                   (688)                   (738)
Other income (expense), net                                                          (2)                   (577)
                                                                          ------------------    -------------------
                                                                          $      (1,208)        $       (28,867)
                                                                          ==================    ===================

     In March 2002, SMC and its U.S. subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Company undertook an assessment of its investment in SMC with the assistance of an external valuation specialist and recorded an additional $27.5 million impairment charge during the first quarter of 2002 for an other than temporary decline in the estimated fair value of its investment in SMC. This charge reduced the Company's carrying amount of its investment in the SMC securities to zero. The Company currently believes it is unlikely that it will recover any amount from this investment.

     Income taxes. The Company operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income can impact the Company's overall effective tax rate. For the three months ended March 31, 2003 and 2002, the Company's income tax rate varied from the U.S. statutory rate primarily due to an increase in the deferred tax valuation allowance related to the Company's tax attributes that did not meet the "more-likely-than-not" recognition criteria during those periods. See Note 13 to the Consolidated Financial Statements.

     Minority interest. Dividend expense related to the Company's 6.625% Convertible Preferred Securities generally approximates $3.3 million per quarter and is reported in the Consolidated Statement of Operations as minority interest. No income tax benefit is associated with this expense. In October 2002, the Company exercised its right to defer future dividend payments on these securities effective with the Company's December 1, 2002 scheduled dividend payment. Dividends continue to accrue at the coupon rate on the principal and unpaid dividends. The Company will consider resuming payment of dividends on the Convertible Preferred Securities once the outlook for the Company's business improves substantially. See Note 11 to the Consolidated Financial Statements.

     Cumulative effect of change in accounting principles. On January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, and recognized (i) an asset retirement cost capitalized as an increase to the carrying value of its property, plant and equipment of approximately $0.2 million, (ii) accumulated depreciation on such capitalized cost of approximately $0.1 million and (iii) a liability for the asset retirement obligation of approximately $0.3 million. The asset retirement obligation recognized relates primarily to landfill closure and leasehold restoration costs.

     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and recorded a non-cash goodwill impairment charge of $44.3 million, or $14.04 per share, representing the entire balance of the Company's recorded goodwill at January 1, 2002.

     See further discussion regarding the Company's adoption of these accounting principles in Notes 1 and 6 to the Consolidated Financial Statements.

     European operations. The Company has substantial operations and assets located in Europe, principally the United Kingdom, with smaller operations in France and Italy. Titanium is sold worldwide, and many factors influencing the Company's U.S. and European operations are similar. Approximately 44% of the Company's sales originated in Europe for the three months ended March 31, 2003, of which approximately 60% were denominated in currencies other than the U.S. dollar, principally the British pound and the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for the Company's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of the Company's European subsidiaries are those of their respective countries; thus, the U.S. dollar value of these subsidiaries' sales and costs denominated in currencies other than their functional currency, including sales and costs denominated in U.S. dollars, are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of the Company's European operations may be in U.S. dollars or in functional currencies. The Company's export sales from the U.S. are denominated in U.S. dollars and as such are not subject to currency exchange rate fluctuations.

     The Company does not use currency contracts to hedge its currency exposures. Net currency transaction losses included in earnings were $0.6 million in the first quarter of 2003 and $0.1 million in the first quarter of 2002. At March 31, 2003, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $31.1 million and $40.8 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable, accounts payable and borrowings.

     Supplemental information. On February 4, 2003, the Company's stockholders approved a proposal to amend TIMET's Certificate of Incorporation to effect a reverse stock split of the Company's common stock at a ratio of one share of post-split common stock for each eight, nine or ten shares of pre-split common stock issued and outstanding, with the final exchange ratio to be selected by the Board of Directors. Subsequently, the Company's Board of Directors unanimously approved the reverse stock split on the basis of one share of post-split common stock for each outstanding ten shares of pre-split common stock. The reverse stock split became effective after the close of trading on February 14, 2003. All share and per share disclosures for all periods presented in MD&A have been adjusted to give effect to the reverse stock split.

     Outlook. The Outlook section contains a number of forward-looking statements, all of which are based on current expectations, and exclude the effect of potential future charges related to restructurings, asset impairments, valuation allowances, changes in accounting principles and similar items, unless otherwise noted. Undue reliance should not be placed on forward-looking statements, as more fully discussed in the "Forward-Looking Information" statement of this Quarterly Report. Actual results may differ materially. See also Notes to the Consolidated Financial Statements regarding commitments, contingencies, legal matters, environmental matters and other matters, including new accounting principles not yet adopted, which could materially affect the Company's future business, results of operations, financial position and liquidity.

     Commercial airlines will continue to face unprecedented challenges during 2003. Global conflicts, the threat of terrorist attacks, a sluggish global economy and the outbreak of the Severe Acute Respiratory Syndrome ("SARS") virus have all contributed to lower airline traffic levels. Traffic results from the major U.S. airlines, despite showing improvement in the months immediately following the terrorist attacks in the U.S., have not returned to pre-attack levels. As a result, according to The Airline Monitor, the major U.S. airlines recorded operating losses of approximately $9 billion in 2002 after losing nearly $11 billion in 2001. Four airlines based in North America have been forced to seek legal protection from their creditors. The most recent forecast of large commercial aircraft deliveries published by The Airline Monitor projects 2003 deliveries for Boeing and Airbus to be 580 airplanes and to fall slightly in 2004 to 570 airplanes. However, these projections do not fully incorporate the potential adverse impacts of the worldwide events discussed above. Finally, the current weakened state of the economy could prolong any meaningful recovery in airline passenger traffic and demand for titanium in the commercial aerospace market.

     The Company currently expects that sales revenue for the full year 2003 will be approximately $365 million to $375 million, principally as a result of expected increased volumes for both mill and melt products. Mill product sales volume in 2003 is expected to approximate 9,200 metric tons, which reflects a 4% increase over 2002 levels. Melted product sales volume in 2003 is expected to approximate 3,500 metric tons, which reflects a 46% increase over 2002 levels. These sales volume gains are being driven principally by a return to more normalized inventory levels within the aerospace market supply chain, increased military aerospace business and gains in commercial aerospace market share.

     The Company's cost of sales is affected by a number of factors including, among others, customer and product mix, material yields, plant operating rates, raw material costs, labor and energy costs. Raw material costs represent the largest portion of our manufacturing cost structure. The Company expects to manufacture a significant portion of its titanium sponge requirements in 2003 and purchase the balance.

     The Company expects the aggregate cost of purchased sponge to remain relatively stable in 2003. The Company is experiencing higher prices for certain types of scrap but has mitigated those increased costs by utilizing other cheaper raw material inputs. Overall capacity utilization should average about 50% in 2003; however, the Company's practical capacity utilization measures can vary significantly based on product mix. The Company has implemented a number of actions to reduce its manufacturing costs, including supplier price concessions, stringent spending controls and programs to improve manufacturing yields. These cost reduction efforts have improved gross margins, and it is now expected that gross margins will be near break even for the year.

     Selling, general, administrative and development expenses for 2003 should be approximately $39 million. Interest expense in 2003 should approximate $2 million. Minority interest on the Company's Convertible Preferred Securities in 2003 should approximate $14 million, including additional interest costs related to the deferral of the related dividend payments.

     The Company anticipates that Boeing will purchase about 0.8 million pounds of product in 2003. At this projected order level, the Company expects to recognize about $25 million of income under the Boeing LTA's take-or-pay provisions in 2003, substantially all of which is expected to be recognized in the third and fourth quarters of 2003. Any such earnings will be reported as operating income, but will not be included in sales revenue, sales volume or gross margin.

     The Company operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income (or loss) significantly impacts the overall effective income tax rate. The Company anticipates its effective consolidated income tax rate will be significantly below the U.S. statutory rate, because it does not expect to record any income tax benefit on U.S. losses generated in 2003. Additionally, the Company does not expect to record any income tax benefit on U.K. losses generated in 2003. Income tax expense recorded in the first quarter of 2003 is primarily the result of operations in other European jurisdictions.

     The Company expects an operating loss in 2003 of $10 million to $20 million and a net loss of $30 million to $40 million, excluding the effects of any potential restructuring or other special charges. The Company currently anticipates its results in the last half of 2003 will be improved compared to the first half because of the estimated income expected to be earned under the take-or-pay provisions of the Boeing LTA and, to a lesser extent, because of cost reduction efforts.

     The Company expects to generate $25 million to $35 million in cash flow from operations during 2003. This is principally driven by reductions in working capital, especially inventory, and the deferral of the dividends on the Convertible Preferred Securities. Capital expenditures in 2003 are expected to approximate $12 million, principally covering capital maintenance, safety and environmental programs. Depreciation and amortization should approximate $35 million.

     In April 2003, the Company was selected by the United States Defense Advanced Research Projects Agency ("DARPA") to lead a program aimed at commercializing the "FFC Cambridge Process." The FFC Cambridge Process, developed by Professor Derek Fray, Dr. Tom Farthing and Dr. George Chen at the University of Cambridge, represents a potential breakthrough technology in the process of extracting titanium from titanium-bearing ores. This program will receive up to approximately $12.3 million in government funding over the next five years.

     As part of the program, TIMET will be leading a team of scientists from major defense contractors, including General Electric Aircraft Engines, United Defense Limited Partners and Pratt & Whitney, as well as the University of California at Berkeley and the University of Cambridge. The funding will be allocated among all of the program partners (including TIMET) to cover program costs. Additionally, TIMET will contribute unreimbursed personnel time to assist in the research. In connection with the program, TIMET has negotiated a development and production license for the FFC Cambridge Process technology from British Titanium plc. TIMET will conduct the development work at its technical laboratory in Henderson, Nevada. While much work must be done and success is by no means a certainty, TIMET considers this a significant opportunity to achieve a meaningful reduction in the cost of producing titanium metal. If successful, the Company believes this would not only make titanium a more attractive material choice within the aerospace industry, but also could provide opportunities to use titanium in non-aerospace applications where its cost might have previously been an obstacle.

     The outlook for 2003 remains difficult given the softness in the commercial aerospace market. The Company is committed to increasing the scope of its cost reduction efforts. On a longer-term basis, the Company continues to evaluate certain facility and product line consolidation opportunities toward the goal of meaningfully reducing its fixed cost structure. Despite the current difficulties facing aerospace manufacturers and TIMET, the titanium industry has a promising future once aircraft deliveries eventually return to more healthy levels and because of promising growth opportunities in military aerospace and emerging markets. The Company remains committed to positioning itself to take advantage of those opportunities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash flows provided by operating, investing and financing activities for the three months ended March 31, 2003 and 2002 are presented below. The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.


                                                                                  Three months ended March 31,
                                                                            ------------------------------------------
                                                                                   2003                   2002
                                                                            -------------------    -------------------
                                                                                         (In thousands)
Cash provided (used) by:
   Operating activities:
     Excluding changes in assets and liabilities                            $       (3,436)        $           346
     Changes in assets and liabilities                                              29,870                 (19,547)
                                                                            -------------------    -------------------
                                                                                    26,434                 (19,201)
   Investing activities                                                             (1,487)                 (1,282)
   Financing activities                                                             (5,116)                  2,010
                                                                            -------------------    -------------------

   Net cash provided (used) by operating,
     investing and financing activities                                     $       19,831         $       (18,473)
                                                                            ===================    ===================

     Operating activities. Cash provided (used) by operating activities, excluding changes in assets and liabilities, generally followed the trend in operating results. Changes in assets and liabilities reflect primarily the timing of purchases, production and sales and can vary significantly from period to period.

     Accounts receivable increased during the first three months of 2003 primarily as a result of increased sales and an increase in days sales outstanding as certain customers extended their payment terms with the Company. Accounts receivable decreased during the first quarter of 2002 primarily as a result of decreased sales. Inventories decreased during the first three months of 2003 as a result of reduced run rates at the Company's sponge plant, improved turnover within the Company's inventory consignment programs and reduced cycle times. The Company expects inventory levels to decline further during the remainder of 2003. Inventories increased during the first quarter of 2002 principally due to production begun by the Company prior to certain customer cancellations and push-outs related to the downturn in the commercial aerospace market at that time.

     Changes in accounts payable and accrued liabilities reflect, among other things, the timing of payments to suppliers of titanium sponge, titanium scrap and other raw materials purchases. Changes in customer advances reflect the application of customer purchases and the Company's receipt in January 2003 of the $27.7 million advance from Boeing. Under the terms of the amended Boeing LTA, in years 2002 through 2007, Boeing advances TIMET $28.5 million annually, less $3.80 per pound of titanium product purchased by Boeing subcontractors during the preceding year. Effectively, the Company collects $3.80 less from Boeing than the LTA selling price for each pound of titanium product sold directly to Boeing, which reduces the related customer advance recorded by the Company. For titanium products sold to Boeing subcontractors, the Company collects the full LTA selling price, but gives Boeing credit by reducing the next year's annual advance by $3.80 per pound of titanium product sold to Boeing subcontractors. The Company currently estimates that the reduction against the 2003 advance from Boeing will be less than $1 million. The LTA is structured as a take-or-pay agreement such that, beginning in calendar year 2002, Boeing forfeits $3.80 per pound in the event that its orders for delivery are less than
7.5 million pounds in any given calendar year. No take-or-pay income was recognized by the Company during the first quarter of 2003 or 2002.

     See "Results of Operations - Non-operating income (expense), net" and Note 4 to the Consolidated Financial Statements for discussion of the Company's impairment of SMC securities.

     In October 2002, the Company exercised its right to defer future dividend payments on its Convertible Preferred Securities for a period of up to 20 consecutive quarters, effective beginning with the Company's December 1, 2002 scheduled dividend payment. Dividends continue to accrue at the coupon rate on the principal and unpaid dividends and are reflected as long-term liabilities in the Consolidated Balance Sheet. The Company may consider resuming payment of dividends on the Convertible Preferred Securities once the outlook for the Company's business improves substantially. Since the Company exercised its right to defer dividend payments, it is unable under the terms of these securities to, among other things, pay dividends on or reacquire its capital stock during the deferral period. However, the Company is permitted to reacquire the Convertible Preferred Securities during the deferral period provided the Company has satisfied certain conditions under its U.S. credit facility, including maintenance of the Company's excess availability above $25 million before and after such reacquisition.

     Investing activities. The Company's capital expenditures were $1.5 million for the three months ended March 31, 2003 compared to $1.3 million for the same period in 2002, principally for capital maintenance and safety and environmental projects.

     Financing activities. Cash used during the first quarter of 2003 was due primarily to the Company's $4.6 million of net repayments on its outstanding borrowings upon the Company's receipt of the $27.7 million Boeing advance in January 2003. Cash provided during the first quarter of 2002 was due primarily to $2.2 million of net borrowings necessary to fulfill the Company's working capital needs.

     Borrowing arrangements. At March 31, 2003, the Company's net cash (cash and cash equivalents less indebtedness, excluding capital lease obligations, Convertible Preferred Securities and deferred dividends thereon) was approximately $11.9 million, consisting of $26.6 million of cash and equivalents and $14.7 million of debt (principally borrowings under the Company's U.S. and U.K. credit agreements). This compares to a net debt position of $8.6 million as of March 31, 2002. During January 2003, the Company received approximately $27.7 million from Boeing under the terms of the parties' amended LTA, a portion of which was used to reduce outstanding borrowings under the Company's U.S. credit agreement.

     Under the terms of the Company's U.S. asset-based revolving credit agreement, which matures in February 2006, borrowings are limited to the lesser of $105 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). This facility requires the Company's U.S. daily cash receipts to be used to reduce outstanding borrowings, which may then be reborrowed, subject to the terms of the agreement. Interest generally accrues at rates that vary from LIBOR plus 2% to LIBOR plus 2.5%. Borrowings are collateralized by substantially all of the Company's U.S. assets. The credit agreement prohibits the payment of dividends on TIMET's Convertible Preferred Securities if "excess availability," as defined, is less than $25 million, limits additional indebtedness, prohibits the payment of dividends on the Company's common stock if excess availability is less than $40 million, requires compliance with certain financial covenants and contains other covenants customary in lending transactions of this type. The Company was in compliance in all material respects with all covenants for the quarter ended March 31, 2003 and for all periods during the year ended December 31, 2002. Excess availability is essentially unused borrowing availability and is defined as borrowing availability less outstanding borrowings and certain contractual commitments such as letters of credit. As of March 31, 2003, excess availability was approximately $95 million.

     The Company's subsidiary, TIMET UK, has a credit agreement that provides for borrowings limited to the lesser of (pound)22.5 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). The credit agreement includes a revolving and term loan facility and an overdraft facility (the "U.K. facilities") and matures in December 2005. Borrowings under the U.K. facilities can be in various currencies including U.S. dollars, British pounds sterling and euros; accrue interest at rates that vary from LIBOR plus 1% to LIBOR plus 1.25%; and are collateralized by substantially all of TIMET UK's assets. The U.K. facilities require the maintenance of certain financial ratios and amounts and other covenants customary in lending transactions of this type. TIMET UK was in compliance in all material respects with all covenants for the quarter ended March 31, 2003 and for all periods during the year ended December 31, 2002. The U.K. overdraft facility is subject to annual review in December of each year. In the event the overdraft facility is not renewed, the Company believes it could refinance any outstanding overdraft borrowings under either the revolving or term loan features of the U.K. facilities. Unused borrowing availability as of March 31, 2003 under the U.K. facilities was approximately $24 million.

     The Company also has overdraft and other credit facilities at certain of its other European subsidiaries. These facilities accrue interest at various rates and are payable on demand. Unused borrowing availability as of March 31, 2003 under these facilities was approximately $13 million.

     Although excess availability under TIMET's U.S. credit agreement remains above $40 million, no dividends were paid by TIMET during the three months period ended March 31, 2003 and 2002. TIMET does not presently anticipate paying dividends on its common shares during 2003 and, as previously discussed, is not permitted to pay such dividends while deferring dividend payments on its Convertible Preferred Securities.

     Legal and environmental matters. See Note 14 to the Consolidated Financial Statements for discussion of legal and environmental matters, commitments and contingencies.

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

Non-GAAP financial measures

     In an effort to provide investors with information in addition to the Company's results as determined by accounting principles generally accepted in the United States of America ("GAAP"), the Company has provided the following non-GAAP financial disclosures that it believes provide useful information to investors:

     o The Company discloses percentage changes in its mill and melted product selling prices in U.S. dollars, but which have been adjusted to exclude the effects of changes in product mix, thereby facilitating period-to-period comparisons. Depending on the composition of changes in product mix, the percentage change in selling prices excluding the effect of changes in product mix can be higher or lower than such percentage change would be using the actual product mix prevailing during the respective periods.

     o In addition to disclosing percentage changes in its mill product selling prices adjusted to exclude the effects of changes in product mix, the Company also discloses such percentage changes in billing currencies which have been further adjusted to exclude the effects of changes in foreign currency exchange rates, also thereby facilitating period-to-period comparisons. Generally, when the U.S. dollar strengthens (weakens) against other currencies, the percentage change in selling prices in billing currencies will be higher (lower) than such percentage changes would be using actual exchange rates prevailing during the respective periods.

     o The Company discloses net cash or net debt (as previously defined) to aid in analyzing the Company's liquidity position.

Item 4.       CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. Both J. Landis Martin, the Company's Chief Executive Officer, and Ivan J. Muzljakovich, the Company's Vice President and Controller, North American Operations, and Acting Principal Financial and
Accounting Officer, have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Form 10-Q. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

     Reference is made to Note 14 of the Consolidated Financial Statements which information is incorporated herein by reference and to the Company's 2002 Annual Report for descriptions of certain previously reported legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     Reference is made to Item 4 of the Company's 2002 Annual Report for details regarding the results of the vote at the Special Meeting of Stockholders held on February 4, 2003.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K filed by the Registrant for the quarter ended March 31, 2003 and through May 9, 2003:

          Date of Report                           Items Reported
   -----------------------------------    ---------------------------------

          February 4, 2003                            5 and 7
          February 5, 2003                            5 and 7
          February 14, 2003                           5 and 7
          March 4, 2003                               5 and 7
          April 2, 2003                               5 and 7
          April 14, 2003                              5 and 7
          April 23, 2003                            12 (under 9)
          May 7, 2003                                 5 and 7

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TITANIUM METALS CORPORATION
                             ---------------------------------------------------
                                               (Registrant)



Date: May 9, 2003     By     /s/ J. Landis Martin
                             --------------------
                             J. Landis Martin
                             Chairman of the Board, President and
                               Chief Executive Officer


Date: May 9, 2003      By    /s/ Ivan J. Muzljakovich
                             ------------------------
                             Ivan J. Muzljakovich
                             Vice President and Controller, North American
                               Operations
                             Acting Principal Financial and Accounting Officer

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 9, 2003


/s/ J. Landis Martin
--------------------
J. Landis Martin
Chairman of the Board, President
  and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Ivan  J.  Muzljakovich,   Vice  President  and  Controller,  North  American
Operations, and Acting Principal Financial and Accounting Officer of Titanium Metals Corporation, certify that:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 9, 2003


/s/ Ivan J. Muzljakovich
------------------------
Ivan J. Muzljakovich
Vice President and Controller, North American Operations
Acting Principal Financial and Accounting Officer