Form 10-Q
period 2003-06-30
TITANIUM METALS CORP
filed 2003-08-08
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                         Commission file number 0-28538



                           Titanium Metals Corporation
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                            13-5630895
---------------------------------                         ----------------------
 (State or other jurisdiction of                               IRS Employer
  incorporation or organization)                            Identification No.)



                1999 Broadway, Suite 4300, Denver, Colorado 80202
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)



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


Number of shares of common stock outstanding on August 7, 2003: 3,183,182

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can generally be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "could," "anticipates," "expects" or comparable terminology or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurance that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including risks and uncertainties in those portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission ("SEC") which include, but are not limited to, the cyclicality of the commercial aerospace industry, the performance of aerospace manufacturers and the Company under their long-term agreements, the renewal of certain long-term agreements, the difficulty in forecasting demand for titanium products, global economic and political conditions, global productive capacity for titanium, changes in product pricing and costs, the impact of long-term contracts with vendors or the Company's ability to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, fluctuations in currency exchange rates, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product development, the supply of raw materials and services, changes in raw material and other operating costs (including energy costs), possible disruption of business or increases in the cost of doing business resulting from terrorist activities or global conflicts, the Company's ability to achieve reductions in its cost structure and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

                           TITANIUM METALS CORPORATION

                                      INDEX


                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

      Item 1. Consolidated Financial Statements

              Consolidated Balance Sheets - June 30, 2003 (unaudited) and
                December 31, 2002                                            2

              Consolidated Statements of Operations - Three and
                six months ended June 30, 2003 and 2002 (unaudited)          4

              Consolidated Statements of Comprehensive Loss - Three
                and six months ended June 30, 2003 and 2002 (unaudited)      6

              Consolidated Statements of Cash Flows - Six months ended
                June 30, 2003 and 2002 (unaudited)                           7

              Consolidated Statement of Changes in Stockholders' Equity -
                Six months ended June 30, 2003 (unaudited)                   9

              Notes to Consolidated Financial Statements (unaudited)        10

      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         21

      Item 3. Quantitative and Qualitative Disclosures about Market Risk    31

      Item 4. Controls and Procedures                                       31

PART II.  OTHER INFORMATION

      Item 1. Legal Proceedings                                             32

      Item 4. Submission of Matters to a Vote of Security Holders           32

      Item 6. Exhibits and Reports on Form 8-K                              32

                           TITANIUM METALS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  June 30,             December 31,
ASSETS                                                                              2003                   2002
                                                                              ------------------     ------------------
                                                                                  (unaudited)
Current assets:
   Cash and cash equivalents                                                  $         26,434       $         6,214
   Accounts and other receivables, less allowance
     of $2,792 and $2,859, respectively                                                 81,604                66,393
   Receivable from related parties                                                       1,913                 2,398
   Refundable income taxes                                                               2,335                 1,703
   Inventories                                                                         160,316               181,932
   Prepaid expenses and other                                                            2,619                 3,077
   Deferred income taxes                                                                 1,147                   809
                                                                              ------------------     ------------------

       Total current assets                                                            276,368               262,526

Investment in joint ventures                                                            21,801                22,287
Property and equipment, net                                                            242,184               254,672
Intangible assets, net                                                                   7,551                 8,442
Other                                                                                   16,487                15,851
                                                                              ------------------     ------------------

         Total assets                                                         $        564,391       $       563,778
                                                                              ==================     ==================

           See accompanying Notes to Consolidated Financial Statements
                                      - 2 -

                           TITANIUM METALS CORPORATION

                      (In thousands, except per share data)

                                                                                 June 30,             December 31,
LIABILITIES, MINORITY INTEREST AND                                                 2003                   2002
STOCKHOLDERS' EQUITY                                                         ------------------     ------------------
                                                                                (unaudited)

Current liabilities:
   Notes payable                                                             $          5,384       $         12,994
   Current maturities of long-term debt and capital
     lease obligations                                                                    587                    642
   Accounts payable                                                                    27,140                 26,460
   Accrued liabilities                                                                 45,322                 46,511
   Customer advances                                                                   28,184                  5,416
   Payable to related parties                                                             330                    602
                                                                             ------------------     ------------------

       Total current liabilities                                                      106,947                 92,625

Long-term debt                                                                              -                  6,401
Capital lease obligations                                                               9,289                  9,575
Payable to related parties                                                                644                    644
Accrued OPEB cost                                                                      12,989                 13,417
Accrued pension cost                                                                   62,101                 61,080
Accrued environmental cost                                                              3,531                  3,531
Deferred income taxes                                                                   1,086                  1,036
Accrued dividends on BUCS                                                              11,333                  4,462
Other                                                                                   1,244                      -
                                                                             ------------------     ------------------

       Total liabilities                                                              209,164                192,771
                                                                             ------------------     ------------------

Minority interest - Company-obligated mandatorily
   redeemable convertible preferred securities of subsidiary
   trust holding solely subordinated debt securities ("BUCS")                         201,241                201,241
Other minority interest                                                                 9,863                 10,416

Stockholders' equity:
   Preferred stock $.01 par value; 100 shares authorized,
     none issued                                                                            -                      -
   Common stock, $.01 par value; 9,900 shares authorized,
     3,192 and 3,194 shares issued                                                         32                     32
   Additional paid-in capital                                                         350,733                350,889
   Accumulated deficit                                                               (147,313)              (127,371)
   Accumulated other comprehensive loss                                               (57,997)               (62,737)
   Treasury stock, at cost (9 shares)                                                  (1,208)                (1,208)
   Deferred compensation                                                                 (124)                  (255)
                                                                             ------------------     ------------------
       Total stockholders' equity                                                     144,123                159,350
                                                                             ------------------     ------------------

       Total liabilities and stockholders' equity                            $        564,391       $        563,778
                                                                             ==================     ==================

Commitments and contingencies (Note 14)


           See accompanying Notes to Consolidated Financial Statements
                                      - 3 -

                           TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (In thousands, except per share data)


                                                          Three months ended                 Six months ended
                                                               June 30,                           June 30,
                                                    -------------------------------    -------------------------------
                                                         2003              2002             2003              2002
                                                    --------------    -------------    --------------    -------------

Net sales                                           $    101,813      $     94,295     $    201,106      $    198,735
Cost of sales                                             97,455            92,871          195,730           192,203
                                                    --------------    -------------    --------------    -------------

   Gross margin                                            4,358             1,424            5,376             6,532

Selling, general, administrative and
development expense                                        9,583            11,414           19,478            21,793
Equity in earnings of joint ventures                         228               823              413             1,328
Other income (expense), net                                2,910             2,158            3,538             2,209
                                                    --------------    -------------    --------------    -------------

   Operating loss                                         (2,087)           (7,009)         (10,151)          (11,724)

Interest expense                                             488               735            1,176             1,473
Other non-operating
   income (expense), net                                    (269)             (228)            (789)          (28,357)
                                                    --------------    -------------    --------------    -------------

   Loss before income taxes, minority
     interest and cumulative effect of
     change in accounting principles                      (2,844)           (7,972)         (12,116)          (41,554)

Income tax expense (benefit)                                  24               615              481              (839)
Minority interest - BUCS                                   3,463             3,333            6,871             6,666
Other minority interest, net of tax                           20               425              283             1,046
                                                    --------------    -------------    --------------    -------------

   Loss before cumulative effect of
     change in accounting principles                      (6,351)          (12,345)         (19,751)          (48,427)

Cumulative effect of change in
accounting principles                                          -                 -             (191)          (44,310)
                                                    --------------    -------------    --------------    -------------

   Net loss                                         $     (6,351)     $    (12,345)    $    (19,942)     $    (92,737)
                                                    ==============    =============    ==============    =============


           See accompanying Notes to Consolidated Financial Statements
                                      - 4 -

                           TITANIUM METALS CORPORATION

                      (In thousands, except per share data)


                                                          Three months ended                  Six months ended
                                                               June 30,                           June 30,
                                                    -------------------------------    -------------------------------
                                                         2003             2002              2003             2002
                                                    --------------    -------------    --------------    -------------

Basic and diluted loss per share:
   Before cumulative effect of change in
     accounting principles                          $      (2.00)     $      (3.91)    $      (6.24)     $     (15.33)

   Cumulative effect of change in
     accounting principles                                     -                 -            (0.06)           (14.03)
                                                    --------------    -------------    --------------    -------------

Basic and diluted loss per share                    $      (2.00)     $      (3.91)    $      (6.30)     $     (29.36)
                                                    ==============    =============    ==============    =============

Weighted average shares outstanding                        3,170             3,160            3,167             3,158
                                                    ==============    =============    ==============    =============

Pro forma amounts assuming SFAS
   No. 143 was applied during all
   periods affected:

   Net loss                                         $     (6,351)     $    (12,353)    $    (19,751)     $    (92,754)
                                                    ==============    =============    ==============    =============

   Basic and diluted loss per share                 $      (2.00)     $      (3.91)    $      (6.24)     $     (29.37)
                                                    ==============    =============    ==============    =============

           See accompanying Notes to Consolidated Financial Statements

                           TITANIUM METALS CORPORATION

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
                                 (In thousands)


                                                          Three months ended                  Six months ended
                                                               June 30,                           June 30,
                                                    -------------------------------    -------------------------------
                                                         2003             2002              2003              2002
                                                    --------------    -------------    --------------    -------------

Net loss                                            $     (6,351)     $    (12,345)    $   (19,942)      $    (92,737)

Other comprehensive income (loss) -
   currency translation adjustment                         4,830             8,842           4,740              7,566
                                                    --------------    -------------    --------------    -------------

Comprehensive loss                                  $     (1,521)     $     (3,503)    $   (15,202)      $    (85,171)
                                                    ==============    =============    ==============    =============


           See accompanying Notes to Consolidated Financial Statements
                                      - 6 -

                           TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)

                                                                                      Six months ended June 30,
                                                                                 -------------------------------------
                                                                                       2003                2002
                                                                                 -----------------    ----------------

Cash flows from operating activities:
   Net loss                                                                      $      (19,942)      $      (92,737)
   Depreciation and amortization                                                         18,986               18,248
   Cumulative effect of change in accounting principles                                     191               44,310
   Noncash impairment of investment in Special Metals
     Corporation preferred securities                                                         -               27,500
   Equity in earnings of joint ventures, net of distributions                              (362)              (1,058)
   Deferred income taxes                                                                   (248)              (1,672)
   Other minority interest                                                                  284                1,046
   Other, net                                                                               575                  827
   Change in assets and liabilities:
     Receivables                                                                        (11,438)              10,529
     Inventories                                                                         24,862               (8,662)
     Prepaid expenses and other                                                             497                6,165
     Accounts payable and accrued liabilities                                              (948)             (17,740)
     Customer advances                                                                   22,691               (6,884)
     Income taxes                                                                          (562)              (1,421)
     Accounts with related parties, net                                                     207                2,648
     Accrued OPEB and pension costs                                                        (896)              (1,418)
     Accrued dividends on BUCS                                                            6,871                    -
     Other, net                                                                            (543)                 962
                                                                                 -----------------    ----------------

       Net cash provided (used) by operating activities                                  40,225              (19,357)
                                                                                 -----------------    ----------------

Cash flows from investing activities:
   Capital expenditures                                                                  (3,579)              (3,337)
   Other                                                                                     37                    -
                                                                                 -----------------    ----------------

       Net cash used by investing activities                                             (3,542)              (3,337)
                                                                                 -----------------    ----------------

Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                                         237,703              206,196
     Repayments                                                                        (251,764)            (198,640)
   Dividends paid to minority interest                                                   (1,892)              (1,115)
   Other, net                                                                              (632)                (322)
                                                                                 -----------------    ----------------

       Net cash (used) provided by financing activities                                 (16,585)               6,119
                                                                                 -----------------    ----------------

       Net cash provided (used) by operating,
         investing and financing activities                                      $       20,098       $      (16,575)
                                                                                 =================    ================

           See accompanying Notes to Consolidated Financial Statements
                                      - 7 -

                           TITANIUM METALS CORPORATION

                                 (In thousands)


                                                                                      Six months ended June 30,
                                                                                 -------------------------------------
                                                                                        2003                2002
                                                                                 -----------------    ----------------
Cash and cash equivalents:
   Net increase (decrease) from:
     Operating, investing and financing activities                               $       20,098       $      (16,575)
     Currency translation                                                                   122                 (553)
                                                                                 -----------------    ----------------
                                                                                         20,220              (17,128)
   Cash at beginning of period                                                            6,214               24,500
                                                                                 -----------------    ----------------

   Cash at end of period                                                         $       26,434       $        7,372
                                                                                 =================    ================

Supplemental disclosures:
   Cash paid for:
     Interest, net of amounts capitalized                                        $          799       $          876
     BUCS dividends                                                              $            -       $        6,666
     Income taxes, net                                                           $        1,291       $        2,253

   Noncash investing and financing activities:
     Capital lease obligations incurred when the Company
     entered into certain leases for new equipment                               $            -       $          731



           See accompanying Notes to Consolidated Financial Statements
                                      - 8 -

                           TITANIUM METALS CORPORATION

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

                         Six months ended June 30, 2003
                                 (In thousands)


                                                                              Accumulated Other
                                                                             Comprehensive Loss
                                                   Additional               ---------------------                          Total
                                 Common   Common    Paid-In    Accumulated  Currency     Pension   Treasury   Deferred Stockholders'
                                 Shares   Stock     Capital      Deficit   Translation Liabilities  Stock   Compensation   Equity
                                -------  --------  ----------  -----------  ----------  ---------  --------  ----------  -----------

Balance at December 31, 2002     3,185   $    32   $ 350,889   $ (127,371)  $  (1,036)  $(61,701)  $(1,208)  $    (255)  $  159,350

Components of comprehensive
 income (loss):
     Net loss                        -         -           -      (19,942)          -          -         -           -      (19,942)
     Change in cumulative
       currency translation
       adjustment                    -         -           -            -       4,740          -         -           -        4,740

Issuance of common stock             3         -          72            -           -          -         -           -           72

Stock award cancellations           (5)        -        (228)           -           -          -         -         228            -

Amortization of deferred
   compensation, net of effects
of stock award cancellations         -         -           -            -           -          -         -         (97)         (97)
                                -------  --------  ----------  -----------  ----------  ---------  --------  ----------  -----------

Balance at June 30, 2003         3,183   $    32   $ 350,733   $ (147,313)  $   3,704   $(61,701)  $(1,208)  $    (124)  $  144,123
                                =======  ========  ==========  ===========  ==========  =========  ========  ==========  ===========



           See accompanying Notes to Consolidated Financial Statements
                                      - 9 -

                           TITANIUM METALS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - Organization and basis of presentation

     Titanium Metals Corporation ("TIMET") is a vertically integrated producer of titanium sponge, melted products and a variety of mill products for aerospace, industrial and other applications. At June 30, 2003, Valhi, Inc. and subsidiaries ("Valhi") held approximately 40.8% of TIMET's outstanding common stock and approximately 0.4% of the Company's outstanding BUCS. At June 30, 2003, the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Valhi and certain related companies, held approximately 9% of TIMET's common stock. TIMET's U.S. pension plans began investing in the CMRT in the second quarter of 2003; however, these plans invest in only a portion of the CMRT that does not hold TIMET common stock. At June 30, 2003, Contran Corporation ("Contran") held directly an additional 42.2% of the Company's outstanding BUCS and held, directly or through subsidiaries, approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT. Mr. Simmons may be deemed to control each of Contran, Valhi and TIMET.

     The accompanying Consolidated Financial Statements include the accounts of TIMET and its majority-owned subsidiaries (collectively, the "Company"). All material intercompany transactions and balances have been eliminated. The Consolidated Balance Sheet at June 30, 2003 and the Consolidated Statements of Operations, Comprehensive Loss, Changes in Stockholders' Equity and Cash Flows for the periods ended June 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior year amounts have been reclassified to conform to the current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying
Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Annual Report").

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

     The following table shows pro forma amounts relating to the Company's asset retirement obligations as if SFAS No. 143 were applied throughout 2002, as well as a roll forward of the asset retirement obligation through June 30, 2003:


                                                                                   (In thousands)

             Asset retirement obligation, 1/1/2002                                   $      312
             Accretion expense                                                               15
                                                                                --------------------

             Asset retirement obligation, 12/31/2002                                        327
             New obligation                                                                  69
             Accretion expense                                                                9
                                                                                ---------------------

             Asset retirement obligation, 6/30/2003                                  $      405
                                                                                =====================

     Accretion expense during the first six months of 2003 is reported as a component of other operating expense.

     The Company has elected the disclosure alternative prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and has chosen to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APB Opinion No. 25, compensation cost is generally recognized for fixed stock options for which the exercise price is less than the market price of the underlying stock on the grant date. The Company recognized no compensation cost for fixed stock options during the three and six months ended June 30, 2003 and 2002.

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123:


                                                           Three months ended                  Six months ended
                                                                June 30,                           June 30,
                                                     -------------------------------    -------------------------------
                                                         2003             2002              2003             2002
                                                     -------------    --------------    --------------   --------------
                                                                   (In thousands, except per share data)


Net loss, as reported                                $     (6,351)    $    (12,345)     $    (19,942)    $    (92,737)
Less total option related stock-based
  employee compensation expense
  determined under SFAS No. 123                               (54)            (146)             (156)            (374)
                                                     -------------    --------------    --------------   --------------

Pro forma net loss                                   $     (6,405)    $    (12,491)     $    (20,098)    $    (93,111)
                                                     =============    ==============    ==============   ==============

Basic and diluted loss per share:
  As reported                                        $      (2.00)    $      (3.91)     $      (6.30)    $     (29.36)
                                                     =============    ==============    ==============   ==============
  Pro forma                                          $      (2.02)    $      (3.96)     $      (6.35)    $     (29.48)
                                                     =============    ==============    ==============   ==============


     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. TIMET Capital Trust I (the "Trust"), a wholly-owned subsidiary of TIMET that issued the Company's BUCS, is the Company's only variable interest entity covered by the scope of FASB Interpretation No. 46 that would require consolidation. TIMET is the primary beneficiary of the Trust and has consolidated the Trust since its formation, as the Company owns 100% of the Trust's outstanding voting securities. See the Company's 2002 Annual Report for further discussion of the Trust. The Company is still evaluating whether it has involvement with any other variable interest entities and will apply the provisions of the Interpretation to those entities, if applicable, in the quarter ending September 30, 2003. It is possible that VALTIMET SAS ("VALTIMET"), a manufacturer of welded stainless steel and titanium tubing in which the Company has a 43.7% equity investment, may be determined to be a variable interest entity. TIMET's investment in VALTIMET was $21.4 million at June 30, 2003.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, generally requiring classification of a financial instrument within SFAS No. 150's scope as a liability. The Company completed a review of the potential applicability of SFAS No. 150 to the Company's BUCS, which have both liability and equity characteristics and are classified on the mezzanine level of the Consolidated Balance Sheet (between liabilities and equity), in accordance with current SEC guidance. Based upon this review, the Company determined SFAS No. 150 does not apply to its BUCS.

Note 2 - Business segment information

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

                                                           Three months ended                  Six months ended
                                                                June 30,                            June 30,
                                                     -------------------------------    -------------------------------
                                                         2003              2002              2003             2002
                                                     -------------    --------------    --------------   --------------
                                                                ($ in thousands, except selling price data)

Titanium melted and mill products:
   Mill product net sales                            $     69,760     $     70,290      $    143,391     $    149,987
   Melted product net sales                                16,252            9,269            29,070           19,228
   Other                                                   15,801           14,736            28,645           29,520
                                                     -------------    --------------    --------------   --------------

                                                     $    101,813     $     94,295      $    201,106     $    198,735
                                                     =============    ==============    ==============   ==============
Mill product shipments:
   Volume (metric tons)                                     2,180            2,130             4,495            4,815
   Average price ($ per kilogram)                    $      32.00     $      33.00      $      31.90     $      31.15

Melted product shipments:
   Volume (metric tons)                                     1,295              620             2,280            1,265
   Average price ($ per kilogram)                    $      12.55     $      14.95      $      12.75     $      15.20


Note 3 - Inventories

                                                                                   June 30,             December 31,
                                                                                     2003                  2002
                                                                              ------------------    ------------------
                                                                                           (In thousands)

Raw materials                                                                 $        40,202       $        52,825
Work-in-process                                                                        76,219                82,190
Finished products                                                                      60,238                63,458
Supplies                                                                               13,460                13,829
                                                                              ------------------    ------------------
                                                                                      190,119               212,302
Less adjustment of certain inventories to LIFO basis                                   29,803                30,370
                                                                              ------------------    ------------------

                                                                              $       160,316       $       181,932
                                                                              ==================    ==================

Note 4 - Preferred securities of Special Metal Corporation ("SMC")

     As previously disclosed in the Company's 2002 Annual Report, in March 2002, SMC and its U.S. subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Company undertook an assessment of its investment in SMC with the assistance of an external valuation specialist and recorded a $27.5 million impairment charge to other non-operating expense during the first quarter of 2002 for an other than temporary decline in the estimated fair value of its investment in SMC. This charge reduced the Company's carrying amount of its investment in the SMC securities to zero. Based upon SMC's plan of reorganization filed with the Bankruptcy Court, the Company currently believes that it will not recover any amount from this investment.

Note 5 - Property and equipment



                                                                                 June 30,             December 31,
                                                                                   2003                   2002
                                                                           ---------------------    ------------------
                                                                                         (In thousands)

Land                                                                       $           6,288        $         6,224
Buildings                                                                             39,738                 38,874
Information technology systems                                                        58,605                 58,217
Manufacturing and other                                                              316,243                312,163
Construction in progress                                                               4,320                  3,493
                                                                           ---------------------    ------------------
                                                                                     425,194                418,971
Less accumulated depreciation                                                        183,010                164,299
                                                                           ---------------------    ------------------

                                                                           $         242,184        $       254,672
                                                                           =====================    ==================

Note 6 - Goodwill

     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized on a periodic basis, but instead is subject to a two-step impairment test to be performed on at least an annual basis. As a result of the adoption of SFAS No. 142, the Company recorded a non-cash goodwill impairment charge of $44.3 million, representing the entire balance of the Company's recorded goodwill at January 1, 2002. Pursuant to the transition requirements of SFAS No. 142, this charge was reported in the Company's Consolidated Statement of Operations as a cumulative effect of a change in accounting principle as of January 1, 2002.

Note 7 - Other noncurrent assets


                                                                                   June 30,            December 31,
                                                                                     2003                  2002
                                                                              ------------------    ------------------
                                                                                           (In thousands)

Deferred financing costs                                                      $         7,903       $         8,244
Prepaid pension cost                                                                    8,272                 7,295
Notes receivable from officers                                                            163                   163
Other                                                                                     149                   149
                                                                              ------------------    ------------------

                                                                              $        16,487       $        15,851
                                                                              ==================    ==================

Note 8 - Accrued liabilities


                                                                                 June 30,             December 31,
                                                                                   2003                   2002
                                                                           ---------------------    ------------------
                                                                                          (In thousands)

OPEB cost                                                                  $           3,701        $         3,818
Pension cost                                                                           8,339                  7,969
Payroll and vacation                                                                   6,645                  6,007
Incentive compensation                                                                   410                  1,326
Other employee benefits                                                                8,715                 11,141
Deferred income                                                                        1,556                  1,679
Environmental costs                                                                      301                    803
Accrued tungsten costs                                                                 2,168                  2,190
Taxes, other than income                                                               4,490                  3,519
Other                                                                                  8,997                  8,059
                                                                           ---------------------    ------------------

                                                                           $          45,322        $        46,511
                                                                           =====================    ==================

Note 9 - Boeing advance

     Under the terms of the amended long-term agreement ("LTA") between TIMET and The Boeing Company ("Boeing"), in years 2002 through 2007, Boeing is required to advance TIMET $28.5 million annually less $3.80 per pound of titanium product purchased by Boeing subcontractors from TIMET during the preceding year. Effectively, the Company collects $3.80 less from Boeing than the LTA selling price for each pound of titanium product sold directly to Boeing and reduces the related customer advance recorded by the Company. For titanium products sold to Boeing subcontractors, the Company collects the full LTA selling price, but gives Boeing credit by reducing the next year's annual advance by $3.80 per pound of titanium product sold to Boeing subcontractors. The Boeing customer advance is also reduced as take-or-pay benefits are earned. As of June 30, 2003, approximately $23.1 million of customer advances related to the Company's LTA with Boeing.

Note 10 - Notes payable, long-term debt and capital lease obligations

                                                                                   June 30,            December 31,
                                                                                     2003                  2002
                                                                             -------------------    ------------------
                                                                                           (In thousands)
Notes payable:
  U.S. credit agreement                                                      $                -     $        11,944
  European credit agreements                                                              5,384               1,050
                                                                             -------------------    ------------------

                                                                             $            5,384     $        12,994
                                                                             ===================    ==================
Long-term debt:
  U.K. bank credit agreement                                                 $                -     $         6,401
                                                                             ===================    ==================

Capital lease obligations                                                    $            9,876     $        10,217
  Less current maturities                                                                   587                 642
                                                                             -------------------    ------------------

                                                                             $            9,289     $         9,575
                                                                             ===================    ==================

     During the second quarter of 2003, TIMET UK received an interest-bearing intercompany loan from a U.S. subsidiary of the Company enabling TIMET UK to reduce its long-term borrowings under its U.K. bank credit agreement to zero. As of June 30, 2003, the Company had aggregate unused borrowing availability under its U.S. and European credit facilities of approximately $135 million.

Note 11 - Minority interests

     In October 2002, the Company exercised its right to defer future dividend payments on its BUCS for a period of up to 20 consecutive quarters, effective beginning with the Company's December 1, 2002 scheduled dividend payment.
Dividends continue to accrue at the coupon rate on the principal and unpaid dividends. Based on this deferral, accrued dividends on these BUCS are reflected as long-term liabilities in the Consolidated Balance Sheets. Dividends are reported in the Consolidated Statements of Operations as minority interest.

     TIMET Savoie, S.A. ("TIMET Savoie"), the Company's 70% owned French subsidiary, paid dividends during the second quarter of 2003 and 2002, of which $1.9 million and $1.1 million, respectively, was paid to Compagnie Europeene du Zirconium ("CEZUS"), the 30% minority owner in TIMET Savoie.

Note 12 - Other income (expense)


                                                          Three months ended                  Six months ended
                                                               June 30,                           June 30,
                                                    -------------------------------    -------------------------------
                                                         2003             2002              2003              2002
                                                    --------------   --------------    --------------    -------------
                                                                              (In thousands)

Other operating income (expense):
  Boeing take-or-pay                                $      2,820     $      2,156      $      2,820      $      2,156
  Litigation settlement                                        -                -               475                 -
  Other income (expense), net                                 90                2               243                53
                                                    --------------   --------------    --------------    -------------

                                                    $      2,910     $      2,158      $      3,538      $      2,209
                                                    ==============   ==============    ==============    =============

Other non-operating income (expense):
  Interest income                                   $         69     $         24      $        181      $         93
  Impairment of investment in SMC
preferred securities                                           -                -                 -           (27,500)
  Foreign exchange loss                                     (257)            (226)             (887)             (342)
  Other income (expense), net                                (81)             (26)              (83)             (608)
                                                    --------------   --------------    --------------    -------------

                                                    $       (269)    $       (228)     $       (789)     $    (28,357)
                                                    ==============   ==============    ==============    =============



     During the first quarter of 2003, the Company received $0.5 million related to its settlement of certain litigation relating to power outages suffered at its Henderson, Nevada facility in 1997 and 1998 as a result of contractor activity.

Note 13 - Income taxes

                                                                                      Six months ended June 30,
                                                                              ----------------------------------------
                                                                                     2003                  2002
                                                                              ------------------    ------------------
                                                                                          (In thousands)

Expected income tax expense, at 35%                                           $        (4,241)      $       (14,544)
Non-U.S. tax rates                                                                        309                   658
U.S. state income taxes, net                                                                5                   162
Dividends received deduction                                                             (312)                    -
Extraterritorial income exclusion                                                        (187)                    -
Change in valuation allowance:
  Effect of change in tax law                                                               -                (1,797)
  Adjustment of deferred tax valuation allowance                                        4,926                14,767
Other, net                                                                                (19)                  (85)
                                                                              ------------------    ------------------

                                                                              $           481       $          (839)
                                                                              ==================    ==================

     During the first quarter of 2002, the Job Creation and Worker Assistance Act of 2002 (the "JCWA Act") was signed into law. The Company benefits from certain provisions of the JCWA Act, which liberalized certain net operating loss ("NOL") and alternative minimum tax ("AMT") restrictions. As a result, the Company recognized $1.8 million of refundable U.S. income taxes during the first quarter of 2002. The Company received $0.8 million of this refund in the fourth quarter of 2002 and anticipates receiving the remaining $1.0 million during the fourth quarter of 2003.

     At June 30, 2003, the Company had, for U.S. federal income tax purposes, NOL carryforwards of approximately $141 million that expire between 2020 and 2023. At June 30, 2003, the Company had AMT credit carryforwards of approximately $4 million, which can be utilized to offset regular income taxes payable in future years. The AMT credit carryforward has an indefinite carryforward period. At June 30, 2003, the Company had the equivalent of a $22 million NOL carryforward in the United Kingdom and a $2 million NOL carryforward in Germany, both of which have indefinite carryforward periods.

Note 14 - Commitments and contingencies

     Environmental matters. As previously disclosed in the Company's 2002 Annual Report, in 1999 TIMET and Basic Management, Inc. ("BMI") agreed that upon payment by BMI of the cost to design, purchase and install the technology and equipment necessary to allow the Company to stop discharging liquid and solid effluents and co-products into settling ponds located on certain lands owned by the Company adjacent to its Henderson, Nevada plant site (the "TIMET Pond Property"), the Company would convey to BMI, at no additional cost, the TIMET Pond Property. Under this agreement, BMI will pay 100% of the first $15.9 million of the cost for this project, and TIMET agreed to contribute 50% of the cost in excess of $15.9 million, up to a maximum payment by TIMET of $2 million. The Company presently expects that the total cost of this project will not exceed $15.9 million. The Company and BMI are continuing discussions about this project and also continuing investigation with respect to certain additional issues associated with properties in the vicinity of the BMI industrial complex, including possible groundwater issues.

     The Company is also continuing assessment work with respect to its own active plant site in Henderson, Nevada. During 2000, an initial study of certain groundwater remediation issues at the Company's plant site and other Company-owned sites within the BMI Complex was completed. The Company accrued $3.3 million in 2000 based on the undiscounted cost estimates set forth in the initial study. During 2002, the Company updated this study and accrued an additional $0.3 million based on revised cost estimates. The Company expects these accrued expenses to be paid over a period of up to thirty years.

     As of June 30, 2003, the Company had accrued an aggregate of approximately $3.8 million for environmental matters, including those discussed above. The Company records liabilities related to environmental remediation obligations when estimated future costs are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future costs are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in costs in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

     Legal proceedings. In September 2000, the Company was named in an action filed by the U.S. Equal Employment Opportunity Commission ("EEOC") in Federal District Court in Las Vegas, Nevada (U.S. Equal Employment Opportunity Commission v. Titanium Metals Corporation, CV-S-00-1172DWH-RJJ). The complaint, as amended, alleged that several female employees at the Company's Henderson, Nevada plant were the subject of sexual harassment and retaliation. In June 2003, the EEOC and TIMET settled this litigation. The amount paid by TIMET pursuant to the settlement was not material.

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

     Other.   TIMET  is  the  primary  obligor  on  two  $1.5  million  workers'
compensation bonds issued on behalf of a former subsidiary, Freedom Forge Corporation ("Freedom Forge"), which TIMET sold in 1989. The bonds were provided as part of the conditions imposed on Freedom Forge in order to self-insure its workers' compensation obligations. Freedom Forge filed for Chapter 11 bankruptcy protection on July 13, 2001, and discontinued payment on the underlying workers' compensation claims in November 2001. During 2002, TIMET received notices that the issuers of the bonds were required to make payments on one of the bonds with respect to certain of these claims and were requesting reimbursement from TIMET. Based upon loss projections, the Company accrued $1.6 million for this bond (including $0.1 million in legal fees reimbursable to the issuer of the bonds) as other non-operating expense in 2002. Through June 30, 2003, TIMET has reimbursed the issuer approximately $0.6 million under this bond and $1.0 million remains accrued for future payments. At this time one claimant has submitted minor claims under the second bond. Payments made to this claimant have been immaterial, and no additional claimants are currently anticipated. Accordingly, no accrual has been recorded for potential claims that could be filed under the second bond. TIMET may revise its estimated liability under these bonds in the future as additional facts become known or claims develop.

     As of June 30, 2003, the Company has $2.2 million accrued for pending and potential future customer claims associated with certain standard grade material produced by the Company, which was subsequently found to contain tungsten inclusions as a result of tungsten contaminated silicon sold to the Company by a third-party supplier. This amount does not represent the maximum possible loss (which is not possible for the Company to estimate at this time) and may be periodically revised in the future as more facts become known. As of June 30, 2003, the Company has received claims aggregating approximately $5.0 million and has made settlement payments aggregating $0.6 million. Pending claims are being investigated and negotiated. The Company believes that certain claims are without merit or can be settled for less than the amount of the original claim. There is no assurance that all potential claims have been submitted to the Company. The Company has filed suit seeking full recovery from its silicon supplier for any liability the Company might incur, although no assurance can be given that the Company will ultimately be able to recover all or any portion of such amounts. In April 2003, the Company received notice that this silicon supplier had filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy code. TIMET is currently investigating what effect, if any, this bankruptcy may have on the Company's potential recovery. The Company has not recorded any recoveries related to this matter as of June 30, 2003.

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

     For additional information concerning certain legal and environmental matters, commitments and contingencies related to the Company, see the Company's 2002 Annual Report.

Note 15 - Earnings (loss) per share

     Basic earnings (loss) per share is based on the weighted average number of unrestricted common shares outstanding during each period. Diluted earnings
(loss) per share reflects the dilutive effect of common stock options, restricted stock and the assumed conversion of the BUCS. The assumed conversion of the BUCS was omitted from the diluted loss per share calculation for the three and six months ended June 30, 2003 and 2002 because the effect was antidilutive. Had the BUCS not been antidilutive, diluted losses would have been decreased by $3.5 million and $6.9 million for the three and six months ended June 30, 2003, respectively, and by $3.3 million and $6.7 million for the three and six months ended June 30, 2002, respectively. Diluted average shares outstanding would have been increased by 540,000 shares for each of these periods from the assumed conversion of the BUCS. Stock options and restricted shares excluded from the calculation because they were antidilutive approximated 148,000 for the three and six months ended June 30, 2003 and 166,000 for the three and six months ended June 30, 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table summarizes certain information regarding the Company's results of operations for the three and six months ended June 30, 2003 and 2002. The 2003 percentage change information represents changes from the 2002 periods to the corresponding 2003 periods, and the 2002 percentage change information represents changes from the 2001 periods to the corresponding 2002 periods. See "Outlook" for further discussion of the Company's business expectations for the remainder of 2003.


                                                          Three months ended                  Six months ended
                                                               June 30,                           June 30,
                                                    -------------------------------    -------------------------------
                                                         2003              2002             2003             2002
                                                    --------------    -------------    --------------   --------------
                                                           ($ in thousands)                   ($ in thousands)

Net sales                                           $    101,813      $     94,295     $    201,106     $    198,735
Gross margin                                               4,358             1,424            5,376            6,532
Operating loss                                            (2,087)           (7,009)         (10,151)         (11,724)

Gross margin percent of net sales                             4%                2%               3%               3%

Percentage change in:
   Sales volume:
     Mill product sales volume                                +2               -30               -7              -23
     Melted product sales volume                            +109               -40              +80              -39

   Selling prices - excludes changes in
    product mix:
       Mill products in U.S. dollars                          -2                +4               -2               +4
       Mill products in billing currencies(1)                 -8                +4               -7               +4
       Melted product in U.S. dollars                        -13                +3              -13               +5

   Average selling prices - includes
    changes in product mix:
       Mill products                                          -3               +12               +2               +6
       Melted products                                       -16                +8              -16               +8

----------------------------------------------------------------------------------------------------------------------
(1) Excludes the effect of changes in foreign currencies.




     Second quarter of 2003 compared to second quarter of 2002. The Company's sales of mill products decreased 1% from $70.3 million during the second quarter 2002 to $69.8 million during the second quarter of 2003. This decrease was principally due to an 8% decrease in mill product selling prices expressed in billing currencies (which exclude the effects of foreign currency translation) and changes in product mix, partially offset by a 2% increase in mill product sales volume and the effects of the weakening of the U.S. dollar compared to the British pound sterling and the euro. Mill product selling prices expressed in U.S. dollars (using actual foreign currency exchange rates prevailing during the respective periods) decreased 2% in the second quarter of 2003 compared to the second quarter of 2002.

     Melted product sales increased 75% from $9.3 million during the second quarter of 2002 to $16.3 million during the second quarter of 2003 primarily due to a 109% increase in melted product sales volume as a result of new customer relationships, share gains and changes in product mix. Melted product selling prices decreased 13% during the second quarter of 2003, as compared to the second quarter of 2002. Substantially all melted products are sold in U.S. dollars. Average selling prices in the second quarter of 2003 for mill and melted products (using actual product mix and foreign currency exchange rates prevailing during the respective periods) decreased 3% and 16%, respectively, from the second quarter of 2002.

     Gross margin (net sales less cost of sales) was 4% of sales in the second quarter of 2003, compared to 2% in the year-ago period. The increase in gross margin during the second quarter of 2003 was primarily a result of the Company's cost reduction efforts. Improved average plant operating rates, which were approximately 59% of capacity during the second quarter of 2003 compared to 56% during the second quarter of 2002, also contributed to the improved gross margin. However, gross margin remains below acceptable levels due to the relatively low product volumes and the related impact on manufacturing overhead costs. As the Company reduces production volume in response to reduced requirements, certain manufacturing overhead costs decrease at a slower rate and to a lesser extent than production volume changes, generally resulting in higher costs relative to production levels.

     Selling, general, administrative and development expenses during the second quarter of 2003 decreased by approximately 16% from year-ago levels, principally as a result of lower personnel and travel costs, as well as focused cost control in other administrative areas.

     Equity in earnings of joint ventures during the second quarter of 2003 was $0.6 million lower than the year-ago period, principally due to a decrease in earnings of VALTIMET, the Company's minority-owned welded tube joint venture.

     Net other income (expense) during the second quarter of 2003 was $0.8 million higher than the year-ago period principally due to an increase in the amount of income the Company recognized under the take-or-pay provisions of its agreement with Boeing.

     First six months of 2003 compared to first six months of 2002. The Company's sales of mill products decreased 4% from $150.0 million during the six months ended June 30, 2002 to $143.4 million during the six months ended June 30, 2003. This decrease was principally due to a 7% decrease in mill product sales volume and a 7% decrease in mill product selling prices expressed in billing currencies, partially offset by changes in customer and product mix and the effects of the weakening of the U.S. dollar compared to the British pound sterling and the euro. Mill product selling prices expressed in U.S. dollars decreased 2% in the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

     Melted product sales increased 51% from $19.2 million during the six months ended June 30, 2002 to $29.1 million during the six months ended June 30, 2003 primarily due to an 80% increase in melted product sales volume as a result of new customer relationships, share gains and changes in product mix. Melted product selling prices decreased 13% during the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. Average selling prices in the first half of 2003 (using actual product mix and foreign currency exchange rates prevailing during the respective periods) increased 2% for mill products and decreased 16% for melted products from the first half of 2002.

     Gross margin was 3% of sales during the six months ended June 30, 2003, unchanged from the prior year, as the Company was able to reduce its costs sufficiently to offset the impact of lower selling prices and lower mill product volumes. Average plant operating rates declined from approximately 60% of capacity in the six months ended June 30, 2002 to approximately 55% in the six months ended June 30, 2003.

     Selling, general, administrative and development expenses during the six months ended June 30, 2003 decreased by approximately 11% from year-ago levels, principally as a result of lower personnel and travel costs, as well as focused cost control in other administrative areas.

     Equity in earnings of joint ventures during the six months ended June 30, 2003 was $0.9 million lower than the year-ago period, principally due to a decrease in earnings of VALTIMET.

     Net other income (expense) during the six months ended June 30, 2003 was $1.3 million higher than the year-ago period principally due to an increase in the amount of income the Company recognized under the take-or-pay provisions of its agreement with Boeing and a $0.5 million first quarter 2003 gain related to the Company's settlement of certain litigation relating to power outages suffered at its Henderson, Nevada facility in 1997 and 1998 as a result of contractor activity.

Non-operating income (expense).

                                                         Three months ended                  Six months ended
                                                              June 30,                            June 30,
                                                   --------------------------------    -------------------------------
                                                        2003              2002              2003             2002
                                                   --------------    --------------    --------------   --------------
                                                           (In thousands)                      (In thousands)

Interest income                                    $       69        $         24      $        181     $         93
SMC impairment charge                                       -                   -                 -          (27,500)
Foreign exchange loss                                    (257)               (226)             (887)            (342)
Interest expense                                         (488)               (735)           (1,176)          (1,473)
Other income (expense), net                               (81)                (26)              (83)            (608)
                                                   --------------    --------------    --------------   --------------

                                                   $     (757)       $       (963)     $     (1,965)    $    (29,830)
                                                   ==============    ==============    ==============   ==============

     In March 2002, SMC and its U.S. subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Company undertook an assessment of its investment in SMC with the assistance of an external valuation specialist and recorded an additional $27.5 million impairment charge during the first quarter of 2002 for an other than temporary decline in the estimated fair value of its investment in SMC. This charge reduced the Company's carrying amount of its investment in the SMC securities to zero. Based upon SMC's plan of reorganization filed with the Bankruptcy Court, the Company currently believes that it will not recover any amount from this investment.

     Income taxes. The Company operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income can impact the Company's overall effective tax rate. For the three and six months ended June 30, 2003 and 2002, the Company's income tax rate varied from the U.S. statutory rate primarily due to an increase in the deferred tax valuation allowance related to the Company's tax attributes that did not meet the "more-likely-than-not" recognition criteria during those periods. See Note 13 to the Consolidated Financial Statements.

     Minority interest. Dividend expense related to the Company's 6.625% BUCS generally approximates $3.3 million per quarter and is reported in the Consolidated Statement of Operations as minority interest. As previously reported in the Company's 2002 Annual Report, no income tax benefit is currently associated with this expense. In October 2002, the Company exercised its right to defer future dividend payments on these securities effective with the Company's December 1, 2002 scheduled dividend payment. Dividends continue to accrue at the coupon rate on the principal and unpaid dividends. The Company will consider resuming payment of dividends on the BUCS once the outlook for the Company's business improves substantially. See Note 11 to the Consolidated Financial Statements.

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

     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and recorded a non-cash goodwill impairment charge of $44.3 million, representing the entire balance of the Company's recorded goodwill at January 1, 2002.

     See further discussion regarding the Company's adoption of these accounting principles in Notes 1 and 6 to the Consolidated Financial Statements.

     European operations. The Company has substantial operations and assets located in Europe, principally the United Kingdom, with smaller operations in France and Italy. Titanium is sold worldwide, and many factors influencing the Company's U.S. and European operations are similar. Approximately 44% of the Company's sales originated in Europe for the six months ended June 30, 2003, of which approximately 61% were denominated in currencies other than the U.S. dollar, principally the British pound and the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for the Company's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of the Company's European subsidiaries are those of their respective countries, and the European subsidiaries are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of the Company's European operations may be in U.S. dollars or in functional currencies. The Company's export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations.

     The Company does not use currency contracts to hedge its currency exposures. The Company's results of operations included net currency transaction losses of $0.9 million during the six months ended June 30, 2003 and $0.3 million during the six months ended June 30, 2002. At June 30, 2003, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $39.6 million and $44.3 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable, accounts payable and borrowings.

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

     As previously discussed in the Company's 2002 Annual Report, imports of most titanium products into the U.S. are generally subject to a 15% tariff. In 2002, the Government of Kazakhstan filed a petition to allow titanium sponge to be imported duty free into the U.S. from Kazakhstan and Russia under a special trade program known as the "Generalized System of Preferences" or "GSP." In addition, TIMET filed a petition seeking the removal of duty-free treatment under the GSP program for imports of titanium wrought products into the U.S. from Russia. TIMET's Henderson, Nevada sponge operations represent the last remaining titanium sponge production of any size in the U.S. On July 1, 2003, the Kazakh petition was denied. As a result, the normal 15% tariff will continue to apply to all imports of titanium sponge into the U.S. Action on TIMET's petition was deferred, meaning duty-free treatment on imports of titanium wrought products into the U.S. from Russia will continue for the time being.

     Outlook. The Outlook section contains a number of forward-looking statements, all of which are based on current expectations and exclude the effect of potential future charges related to restructurings, asset impairments, valuation allowances, changes in accounting principles and similar items, unless otherwise noted. Undue reliance should not be placed on forward-looking statements, as more fully discussed in the "Forward-Looking Information" statement of this Quarterly Report. Actual results may differ materially. See also Notes to the Consolidated Financial Statements regarding commitments, contingencies, legal matters, environmental matters and other matters, including new accounting principles, which could materially affect the Company's future business, results of operations, financial position and liquidity.

     The commercial airline industry business environment continues to face many challenges. The weak economy and the uncertainties surrounding the aftermath of the recent war in Iraq, as well as the potential threat of further terrorist attacks, have extended the down cycle in the commercial airline market. Further, the outbreak of the Severe Acute Respiratory Syndrome ("SARS") virus in Asia has also negatively impacted demand for commercial air travel to that region. However, with the SARS virus seemingly under control, commercial air traffic results appear to be headed in a positive direction, although still well below pre-September 11, 2001 levels. The Airline Monitor, a leading aerospace publication, forecasts that the major U.S. airlines will lose $6.3 billion in 2003 after incurring $11.2 billion in losses in 2002. In addition, The Airline Monitor's most recent forecast (published in July 2003) of large commercial aircraft deliveries projects deliveries by Boeing and Airbus to be 580 airplanes in 2003, decreasing 8% to 535 deliveries in 2004 and forecast to reach a low-point of 475 deliveries in 2005, an 18% decrease from estimated 2003 levels. The Airline Monitor delivery projections do not reach 2003 levels again until 2007.

     TIMET currently expects sales for the full year 2003 to approximate $375 million to $395 million, which reflects a $20 million improvement in the upper range from the Company's prior guidance. Sales in 2003, when compared to 2002, are benefiting primarily from increased volumes for melted products and from the weakening of the U.S. dollar compared to the British pound sterling and the euro. Offsetting these increases are slightly lower volumes for mill products and lower pricing for melted products.

     Mill product sales volume for the full year 2003 is expected to approximate 8,700 metric tons, reflecting a 2% decrease compared to 2002 levels and a 5% decrease from the Company's prior guidance. Melted product sales volume for the full year 2003 is expected to approximate 4,250 metric tons, reflecting a 77% increase over 2002 levels and a 20% increase from the Company's prior guidance. The increase in melted product sales volume is due in part to new customer relationships, share gains at certain customers, increased military aerospace business and, to a lesser extent, a shift in purchasing preference by certain customers in favor of ingot and away from wrought products.

     The Company's backlog of unfilled orders was approximately $140 million at June 30, 2003, down from the $165 million level at March 31, 2003, but comparable to the $145 million level at June 30, 2002. Substantially all the June 30, 2003 backlog is scheduled to ship within the next 12 months. However, the Company's order backlog may not be a reliable indicator of future business activity.

     The Company's cost of sales is affected by a number of factors including, among others, customer and product mix, material yields, plant operating rates, raw material costs, labor and energy costs. Raw material costs represent the largest portion of the Company's manufacturing cost structure. The Company expects to manufacture a significant portion of its titanium sponge requirements during the next several quarters and purchase the balance. The Company expects the aggregate cost of purchased sponge to remain relatively stable in 2003. The Company is experiencing higher prices for certain types of scrap, but it has mitigated those increased costs by utilizing other cheaper raw material inputs. Overall capacity utilization should average approximately 54% in 2003; however, practical capacity utilization measures can vary significantly based on product mix. The Company has implemented a number of actions to reduce manufacturing costs, including seeking supplier price concessions and implementing stringent spending controls and programs to improve manufacturing yields. These cost reduction efforts have improved gross margins, and the Company now expects its gross margin to be about 2% for the full year 2003 versus prior guidance of breakeven.

     Selling, general, administrative and development expenses for 2003 should approximate $39 million. Interest expense in 2003 should approximate $2 million. Minority interest on the Company's BUCS in 2003 should approximate $14 million, including additional interest costs related to the deferral of the related dividend payments. These amounts are unchanged from prior guidance.

     The Company currently anticipates Boeing will purchase about 1.2 million pounds of product from the Company in 2003. At this projected order level, the Company expects to recognize about $24 million of income under the Boeing LTA's take-or-pay provisions in 2003, which is $1 million lower than prior guidance. Any such earnings will be reported as operating income, but will not be included in sales revenue, sales volume or gross margin.

     The Company operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income (or loss) significantly impacts the Company's overall effective income tax rate. The Company anticipates that its effective consolidated income tax rate will be significantly below the U.S. statutory rate, because it does not expect to record any income tax benefit on U.S. losses generated in 2003. Additionally, the Company does not expect to record any income tax benefit on U.K. losses generated in 2003. Income tax expense recorded in the first half of 2003 is primarily the result of operations in other European jurisdictions.

     The Company presently expects an operating loss in 2003 of $5 million to $15 million and a net loss of $25 million to $35 million, an improvement from prior guidance of an operating loss of $10 million to $20 million and a net loss of $30 million to $40 million.

     The Company currently expects to generate $40 million to $50 million in cash flow from operations during 2003, as compared to prior guidance of $25 million to $35 million. This improvement is principally driven by reductions in working capital, especially inventory. Capital expenditures in 2003 are expected to approximate $12 million, principally covering capital maintenance, safety and environmental programs. Depreciation and amortization should approximate $36 million in 2003. The Company does not expect its year-end net cash position to change significantly from the current position.

     Although the second quarter 2003 results showed improvement as compared to both the first quarter 2003 and second quarter of last year, the Company currently expects a softening in demand for titanium during the second half of 2003 and continuing into 2004. TIMET's focus for the balance of 2003 will remain in the important areas of cost and inventory reductions to assure the Company achieves the goals it set at the beginning of the year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash flows provided (used) by operating, investing and financing activities are presented below. The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.


                                                                                     Six months ended June 30,
                                                                            ------------------------------------------
                                                                                   2003                   2002
                                                                            -------------------    -------------------
                                                                                         (In thousands)
Cash provided (used) by:
   Operating activities:
     Excluding changes in assets and liabilities                            $           (516)      $         (3,536)
     Changes in assets and liabilities                                                40,741                (15,821)
                                                                            -------------------    -------------------
                                                                                      40,225                (19,357)
   Investing activities                                                               (3,542)                (3,337)
   Financing activities                                                              (16,585)                 6,119
                                                                            -------------------    -------------------

   Net cash provided (used) by operating,
     investing and financing activities                                     $         20,098       $        (16,575)
                                                                            ===================    ===================


     Operating activities. Cash provided (used) by operating activities, excluding changes in assets and liabilities, generally followed the trend in operating results. Changes in assets and liabilities primarily reflect the timing of purchases, production and sales and can vary significantly from period to period.

     Accounts receivable increased during the first half of 2003 primarily as a result of increased sales. Accounts receivable decreased during the first half of 2002 primarily as a result of decreased sales, partially offset by an increase in days sales outstanding. Inventories decreased during the first half of 2003 as a result of higher melted product sales volumes during the first half of 2003 and the Company's focus on inventory reduction. The Company expects inventory levels to decline further during the remainder of 2003. Inventories increased in the first half of 2002 as a result of production begun by the Company prior to certain customer cancellations and push-outs related to the downturn in the commercial aerospace market, the timing of certain raw materials purchases and the accelerated production of certain orders as part of its contingency planning for a possible labor disruption at the Company's Toronto plant.

     Changes in accounts payable and accrued liabilities reflect, among other things, the timing of payments to suppliers of titanium sponge, titanium scrap and other raw materials purchases. Changes in customer advances during the first half of 2003 reflect the Company's receipt in January 2003 of the $27.7 million advance from Boeing, partially offset by the application of customer purchases and the recognition of Boeing-related take-or-pay income during the first half of the year. Under the terms of the amended Boeing LTA, in years 2002 through 2007, Boeing advances TIMET $28.5 million annually, less $3.80 per pound of titanium product purchased from TIMET by Boeing subcontractors during the preceding year. Effectively, the Company collects $3.80 less from Boeing than the LTA selling price for each pound of titanium product sold directly to Boeing, which reduces the related customer advance recorded by the Company. For titanium products sold to Boeing subcontractors, the Company collects the full LTA selling price, but gives Boeing credit by reducing the next year's annual advance by $3.80 per pound of titanium product sold to Boeing subcontractors. The Company currently estimates that the reduction against the 2004 advance from Boeing will be less than $1 million. The LTA is structured as a take-or-pay agreement such that, beginning in calendar year 2002, Boeing forfeits $3.80 per pound in the event that its orders for delivery are less than 7.5 million pounds in any given calendar year. The Company recognized $2.8 million and $2.2 million of take-or-pay income during the six months ended June 30, 2003 and 2002, respectively.

     See "Results of Operations - Non-operating income (expense), net" and Note 4 to the Consolidated Financial Statements for discussion of the Company's impairment of its investment in SMC securities.

     In October 2002, the Company exercised its right to defer future dividend payments on its BUCS for a period of up to 20 consecutive quarters, effective beginning with the Company's December 1, 2002 scheduled dividend payment.
Dividends continue to accrue at the coupon rate on the principal and unpaid dividends and are reflected as long-term liabilities in the Consolidated Balance Sheet. The Company will consider resuming payment of dividends on the BUCS once the outlook for the Company's business improves substantially. Since the Company exercised its right to defer dividend payments, it is unable under the terms of these securities, among other things, to pay dividends on or reacquire its capital stock during the deferral period. However, the Company is permitted to reacquire the BUCS during the deferral period provided the Company has satisfied certain conditions under its U.S. credit facility, including maintenance of the Company's excess availability above $25 million before and after such reacquisition.

     Investing activities. The Company's capital expenditures were $3.6 million for the six months ended June 30, 2003 compared to $3.3 million for the same period in 2002, principally for capital maintenance and safety and environmental projects.

     Financing activities. Cash used during the six months ended June 30, 2003 was due primarily to the Company's $14.1 million of net repayments on its outstanding borrowings upon the Company's receipt of the $27.7 million Boeing advance in January 2003. Cash provided during the six months ended June 30, 2002 was due primarily to $7.6 million of net borrowings necessary to fulfill the Company's working capital needs. TIMET Savoie also made dividend payments to CEZUS of $1.9 million and $1.1 million during the second quarter of 2003 and 2002, respectively.

     Borrowing arrangements. Under the terms of the Company's U.S. asset-based revolving credit agreement, which matures in February 2006, borrowings are limited to the lesser of $105 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). This facility requires the Company's U.S. daily cash receipts to be used to reduce outstanding borrowings, which may then be reborrowed, subject to the terms of the agreement. Interest generally accrues at rates that vary from LIBOR plus 2% to LIBOR plus 2.5%. Borrowings are collateralized by substantially all of the Company's U.S. assets. The credit agreement prohibits the payment of dividends on TIMET's BUCS if "excess availability," as defined, is less than $25 million, limits additional indebtedness, prohibits the payment of dividends on the Company's common stock if excess availability is less than $40 million, requires compliance with certain financial covenants and contains other covenants customary in lending transactions of this type. The Company was in compliance in all material respects with all covenants for the six months ended June 30, 2003 and for all periods during the year ended December 31, 2002. Excess availability is essentially unused borrowing availability and is defined as borrowing availability less outstanding borrowings and certain contractual commitments such as letters of credit. At June 30, 2003, excess availability was approximately $86 million.

     The Company's subsidiary, TIMET UK, has a credit agreement that provides for borrowings limited to the lesser of (pound)22.5 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). The credit agreement includes a revolving and term loan facility and an overdraft facility (the "U.K. facilities") and matures in December 2005. Borrowings under the U.K. facilities can be in various currencies including U.S. dollars, British pounds sterling and euros; accrue interest at rates that vary from LIBOR plus 1% to LIBOR plus 1.25%; and are collateralized by substantially all of TIMET UK's assets. The U.K. facilities require the maintenance of certain financial ratios and amounts and other covenants customary in lending transactions of this type. TIMET UK was in compliance in all material respects with all covenants for the six months ended June 30, 2003 and for all periods during the year ended December 31, 2002. The U.K. overdraft facility is subject to annual review in December of each year. In the event the overdraft facility is not renewed, the Company believes it could refinance any outstanding overdraft borrowings under either the revolving or term loan features of the U.K. facilities. During the second quarter of 2003, TIMET UK received an interest-bearing intercompany loan from a U.S. subsidiary of the Company enabling TIMET UK to reduce its long-term borrowings under the U.K. facilities to zero. Unused borrowing availability at June 30, 2003 under the U.K. facilities was approximately $37 million.

     The Company also has overdraft and other credit facilities at certain of its other European subsidiaries. These facilities accrue interest at various rates and are payable on demand. Unused borrowing availability at June 30, 2003 under these facilities was approximately $12 million.

     Although excess availability under TIMET's U.S. credit agreement remains above $40 million, no dividends were paid by TIMET on its common shares during the three and six month periods ended June 30, 2003 and 2002. As previously discussed, TIMET is not permitted under the terms of the BUCS to pay such dividends while deferring dividend payments on the BUCS.

     Legal and environmental matters. See Note 14 to the Consolidated Financial Statements for discussion of legal and environmental matters, commitments and contingencies.

     Other. The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, debt service requirements, the cost of debt and equity capital and estimated future operating cash flows. As a result of this process, the Company has in the past, or in light of its current outlook, may in the future, seek to raise additional capital, modify its common and preferred dividend policies, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of common stock or BUCS, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources.

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

Non-GAAP financial measures

     In an effort to provide investors with information in addition to the Company's results as determined by accounting principles generally accepted in the United States of America ("GAAP"), the Company has provided the following non-GAAP financial disclosures that it believes may provide useful information to investors:

     o The Company discloses percentage changes in its mill and melted product selling prices in U.S. dollars, which have been adjusted to exclude the effects of changes in product mix, thereby facilitating period-to-period comparisons. Depending on the composition of changes in product mix, the percentage change in selling prices excluding the effect of changes in product mix can be higher or lower than such percentage change would be using the actual product mix prevailing during the respective periods and

     o In addition to disclosing percentage changes in its mill product selling prices adjusted to exclude the effects of changes in product mix, the Company also discloses such percentage changes in billing currencies which have been further adjusted to exclude the effects of changes in foreign currency exchange rates, also thereby facilitating period-to-period comparisons. Generally, when the U.S. dollar strengthens (weakens) against other currencies, the percentage change in selling prices in billing currencies will be higher (lower) than such percentage changes would be using actual exchange rates prevailing during the respective periods.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a discussion of the Company's market risks, refer to the Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company's 2002 Annual Report. There have been no material changes to the information provided that would require additional information with respect to the six months ended June 30, 2003.

Item 4.       CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures of the Company that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Both J. Landis Martin, the Company's Chief Executive Officer, and Bruce P. Inglis, the Company's Vice President - Finance and Corporate Controller, have evaluated the Company's disclosure controls and procedures as of June 30, 2003. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

     The Company also maintains a system of internal controls over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

     o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

     o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

     o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's consolidated financial statements.

     There has been no change to the Company's system of internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.

PART II. - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

     Reference is made to Note 14 of the Consolidated Financial Statements, which information is incorporated herein by reference, and to the Company's 2002 Annual Report for descriptions of certain previously reported legal proceedings.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 20, 2003, for the purpose of electing seven directors to serve until the 2004 Annual Meeting of Shareholders and until their successors are duly elected and qualified. All nominees for director were elected with the following vote:


                      Director                           Votes For                  Votes Withheld
         ------------------------------------    --------------------------    --------------------------
         Norman N. Green                                 2,717,636                      15,374
         J. Landis Martin                                2,717,298                      15,712
         Albert W. Niemi, Jr.                            2,717,898                      15,112
         Glenn R. Simmons                                2,714,450                      18,560
         Steven L. Watson                                2,682,577                      50,433
         Terry N. Worrell                                2,718,713                      14,297
         Paul J. Zucconi                                 2,718,656                      14,354

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          10.1 Intercorporate   Services   Agreement   between  Titanium  Metals
               Corporation and Contran Corporation, effective as of January 1, 2003.

          10.2 Intercorporate Services Agreement between Titanium Metals Corporation and NL Industries, Inc., effective as of January 1, 2003, incorporated by reference to Exhibit 10.2 to the NL Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

          10.3 Intercorporate   Services   Agreement   between  Titanium  Metals
               Corporation and Tremont LLC, effective as of January 1, 2003.

          10.4*Titanium   Metals   Corporation   Amended   and   Restated   1996
               Non-Employee Director Compensation Plan, as amended and restated effective May 20, 2003.

          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              * Management contract, compensatory plan or arrangement.

          Note:The Company has retained a signed original of any exhibit listed above that contains signatures, and the Company will provide any such exhibit to the SEC or its staff upon request.

     (b) Reports on Form 8-K filed by the registrant for the quarter ended June 30, 2003 and through August 7, 2003:



                                Date of Report                        Items Reported
                      -----------------------------------    ---------------------------------

                             April 2, 2003                               5 and 7
                             April 14, 2003                              5 and 7
                             April 23, 2003                            12 (under 9)
                             May 7, 2003                                 5 and 7
                             May 23, 2003                                5 and 7
                             July 3, 2003                                5 and 7
                             July 7, 2003                                5 and 7
                             July 25, 2003                             12 (under 9)


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TITANIUM METALS CORPORATION
                               -------------------------------------------------
                                                 (Registrant)



Date: August 8, 2003  By       /s/ J. Landis Martin
                               -------------------------------------------------
                               J. Landis Martin
                               Chairman of the Board, President and
                                Chief Executive Officer



Date: August 8, 2003  By       /s/ Bruce P. Inglis
                               -------------------------------------------------
                               Bruce P. Inglis
                               Vice President - Finance and Corporate Controller