Form 10-Q
period 2003-09-30
TITANIUM METALS CORP
filed 2003-11-05
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934


                         Commission file number 0-28538



                           Titanium Metals Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                           13-5630895
----------------------------------                       -----------------------
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


Number of shares of common stock outstanding on November 4, 2003: 3,180,062

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

                           TITANIUM METALS CORPORATION

                                      INDEX


                                                                           Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets - September 30, 2003 (unaudited)
              and December 31, 2002                                           2

            Consolidated Statements of Operations - Three and
              nine months ended September 30, 2003 and 2002 (unaudited)       4

            Consolidated Statements of Comprehensive Loss - Three
              and nine months ended September 30, 2003 and 2002 (unaudited)   6

            Consolidated Statements of Cash Flows - Nine months ended
              September 30, 2003 and 2002 (unaudited)                         7

            Consolidated Statement of Changes in Stockholders' Equity -
              Nine months ended September 30, 2003 (unaudited)                9

            Notes to Consolidated Financial Statements (unaudited)           10

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            21

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk       32

   Item 4.  Controls and Procedures                                          32

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings                                                33

   Item 6.  Exhibits and Reports on Form 8-K                                 33

                           TITANIUM METALS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                               September 30,           December 31,
ASSETS                                                                             2003                    2002
                                                                            --------------------     ------------------
                                                                                (unaudited)
Current assets:
   Cash and cash equivalents                                                $          29,914        $         6,214
   Accounts and other receivables, less allowance
     of $2,496 and $2,859, respectively                                                66,480                 66,393
   Receivable from related parties                                                      1,774                  2,398
   Refundable income taxes                                                              1,219                  1,703
   Inventories                                                                        162,397                181,932
   Prepaid expenses and other                                                           4,446                  3,077
   Deferred income taxes                                                                  812                    809
                                                                            --------------------     ------------------

       Total current assets                                                           267,042                262,526

Investment in joint ventures                                                           22,325                 22,287
Property and equipment, net                                                           235,449                254,672
Intangible assets, net                                                                  7,185                  8,442
Other                                                                                  16,295                 15,851
                                                                            --------------------     ------------------

       Total assets                                                         $         548,296        $       563,778
                                                                            ====================     ==================


           See accompanying Notes to Consolidated Financial Statements
                                      - 2 -

                           TITANIUM METALS CORPORATION

                      (In thousands, except per share data)


                                                                                September 30,            December 31,
LIABILITIES, MINORITY INTEREST AND                                                   2003                    2002
STOCKHOLDERS' EQUITY                                                         ---------------------    -------------------
                                                                                  (unaudited)

Current liabilities:
   Notes payable                                                             $             864        $         12,994
   Current maturities of long-term debt and capital
     lease obligations                                                                     569                     642
   Accounts payable                                                                     27,778                  26,460
   Accrued liabilities                                                                  48,013                  46,511
   Customer advances                                                                    14,707                   5,416
   Payable to related parties                                                              257                     602
                                                                             ---------------------    -------------------

       Total current liabilities                                                        92,188                  92,625

Long-term debt                                                                               -                   6,401
Capital lease obligations                                                                9,160                   9,575
Payable to related parties                                                                 644                     644
Accrued OPEB cost                                                                       13,135                  13,417
Accrued pension cost                                                                    59,856                  61,080
Accrued environmental cost                                                               3,716                   3,531
Deferred income taxes                                                                      784                   1,036
Accrued dividends on BUCS                                                               14,854                   4,462
Other                                                                                      986                       -
                                                                             ---------------------    -------------------

       Total liabilities                                                               195,323                 192,771
                                                                             ---------------------    -------------------

Minority interest - Company-obligated mandatorily
   redeemable convertible preferred securities of subsidiary
   trust holding solely subordinated debt securities ("BUCS")                          201,241                 201,241
Other minority interest                                                                  9,843                  10,416

Stockholders' equity:
   Preferred stock, $.01 par value; 100 shares authorized,
     none issued                                                                             -                       -
   Common stock, $.01 par value; 9,900 shares authorized,
     3,191 and 3,194 shares issued                                                          32                      32
   Additional paid-in capital                                                          350,713                 350,889
   Accumulated deficit                                                                (150,299)               (127,371)
   Accumulated other comprehensive loss                                                (57,257)                (62,737)
   Treasury stock, at cost (9 shares)                                                   (1,208)                 (1,208)
   Deferred compensation                                                                   (92)                   (255)
                                                                             ---------------------    -------------------
       Total stockholders' equity                                                      141,889                 159,350
                                                                             ---------------------    -------------------

       Total liabilities and stockholders' equity                            $         548,296        $        563,778
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

Commitments and contingencies (Note 14)


           See accompanying Notes to Consolidated Financial Statements
                                      - 3 -

                           TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (In thousands, except per share data)

                                                          Three months ended                  Nine months ended
                                                            September 30,                        September 30,
                                                    -------------------------------    -----------------------------------
                                                         2003              2002              2003               2002
                                                    --------------    -------------    ---------------   -----------------

Net sales                                           $     83,635      $     82,794     $    284,741      $       281,529
Cost of sales                                             83,677            87,734          279,407              279,937
                                                    --------------    -------------    ---------------   -----------------

   Gross margin                                              (42)           (4,940)           5,334                1,592

Selling, general, administrative and
   development expense                                     8,538            10,714           28,016               32,508
Equity in (losses) earnings of
   joint ventures                                            (93)              342              321                1,670
Other income (expense), net                                9,940            10,946           13,476               13,155
                                                    --------------    -------------    ---------------   -----------------

   Operating income (loss)                                 1,267            (4,366)          (8,885)             (16,091)

Interest expense                                             328               915            1,504                2,388
Other non-operating
   income (expense), net                                    (116)             (846)            (904)             (29,203)
                                                    --------------    -------------    ---------------   -----------------

   Income (loss) before income taxes,
     minority interest and cumulative
     effect of change in accounting
     principles                                              823            (6,127)         (11,293)             (47,682)

Income tax expense (benefit)                                 326              (473)             807               (1,312)
Minority interest - BUCS                                   3,521             3,333           10,391                9,999
Other minority interest, net of tax                          (38)              161              246                1,206
                                                    --------------    -------------    ---------------   -----------------

   Loss before cumulative effect of
     change in accounting principles                      (2,986)           (9,148)         (22,737)             (57,575)

Cumulative effect of change in
   accounting principles                                       -                 -             (191)             (44,310)
                                                    --------------    -------------    ---------------   -----------------

   Net loss                                         $     (2,986)     $     (9,148)    $    (22,928)     $      (101,885)
                                                    ==============    =============    ===============   =================



           See accompanying Notes to Consolidated Financial Statements
                                      - 4 -

                           TITANIUM METALS CORPORATION

                      (In thousands, except per share data)

                                                          Three months ended                  Nine months ended
                                                             September 30,                      September 30,
                                                    -------------------------------    --------------------------------
                                                         2003             2002              2003              2002
                                                    --------------    -------------    --------------    --------------

Basic and diluted loss per share:
   Before cumulative effect of change in
     accounting principles                          $     (0.94)      $     (2.89)     $     (7.18)      $     (18.23)

   Cumulative effect of change in
     accounting principles                                    -                 -            (0.06)            (14.03)
                                                    --------------    -------------    --------------    --------------

Basic and diluted loss per share                    $     (0.94)      $     (2.89)     $     (7.24)      $     (32.26)
                                                    ==============    =============    ==============    ==============

Weighted average shares outstanding                       3,172             3,161            3,168              3,159
                                                    ==============    =============    ==============    ==============

Pro forma amounts assuming
   Statement of Financial Accounting
   Standards No. 143 was applied
   during all periods affected (Note 1):

   Net loss                                         $    (2,986)      $    (9,156)     $   (22,737)      $   (101,910)
                                                    ==============    =============    ==============    ==============

   Basic and diluted loss per share                 $     (0.94)      $     (2.90)     $     (7.18)      $     (32.26)
                                                    ==============    =============    ==============    ==============

           See accompanying Notes to Consolidated Financial Statements

                           TITANIUM METALS CORPORATION

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
                                 (In thousands)

                                                          Three months ended                  Nine months ended
                                                            September 30,                       September 30,
                                                    -------------------------------    ---------------------------------
                                                         2003              2002             2003               2002
                                                    --------------    -------------    --------------    ---------------

Net loss                                            $     (2,986)     $    (9,148)     $    (22,928)     $    (101,885)

Other comprehensive income (loss) -
   currency translation adjustment                           741            1,546             5,480              9,112
                                                    --------------    -------------    --------------    ---------------

Comprehensive loss                                  $     (2,245)     $    (7,602)     $    (17,448)     $     (92,773)
                                                    ==============    =============    ==============    ===============


           See accompanying Notes to Consolidated Financial Statements
                                      - 6 -

                           TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)


                                                                                   Nine months ended September 30,
                                                                                 -------------------------------------
                                                                                       2003                2002
                                                                                 -----------------    ----------------

Cash flows from operating activities:
   Net loss                                                                      $      (22,928)      $     (101,885)
   Depreciation and amortization                                                         28,344               27,623
   Cumulative effect of change in accounting principles                                     191               44,310
   Noncash impairment of investment in Special Metals
     Corporation preferred securities                                                         -               27,500
   Equity in earnings of joint ventures, net of distributions                               926                 (641)
   Deferred income taxes                                                                   (203)              (2,813)
   Other minority interest                                                                  246                1,206
   Other, net                                                                               683                1,682
   Change in assets and liabilities:
     Receivables                                                                            469               12,970
     Inventories                                                                         22,915                 (704)
     Prepaid expenses and other                                                          (1,318)               5,038
     Accounts payable and accrued liabilities                                             2,424              (14,315)
     Customer advances                                                                   11,095              (16,639)
     Income taxes                                                                           550               (1,427)
     Accounts with related parties, net                                                     273                1,184
     Accrued OPEB and pension costs                                                      (2,962)              (2,150)
     Accrued dividends on BUCS                                                           10,391                    -
     Other, net                                                                            (491)                 411
                                                                                 -----------------    ----------------

       Net cash provided (used) by operating activities                                  50,605              (18,650)
                                                                                 -----------------    ----------------

Cash flows from investing activities:
   Capital expenditures                                                                  (5,984)              (4,765)
   Other                                                                                     36                    -
                                                                                 -----------------    ----------------

       Net cash used by investing activities                                             (5,948)              (4,765)
                                                                                 -----------------    ----------------

Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                                         353,380              307,613
     Repayments                                                                        (371,839)            (301,877)
   Dividends paid to minority interest                                                   (1,892)              (1,115)
   Other, net                                                                              (770)                (471)
                                                                                 -----------------    ----------------

       Net cash (used) provided by financing activities                                 (21,121)               4,150
                                                                                 -----------------    ----------------

       Net cash provided (used) by operating,
         investing and financing activities                                      $       23,536       $      (19,265)
                                                                                 =================    ================


           See accompanying Notes to Consolidated Financial Statements

                           TITANIUM METALS CORPORATION

                                 (In thousands)

                                                                                            Nine months ended
                                                                                               September 30,
                                                                                 -------------------------------------
                                                                                       2003                 2002
                                                                                 -----------------    ----------------
Cash and cash equivalents:
   Net increase (decrease) from:
     Operating, investing and financing activities                               $       23,536       $      (19,265)
     Currency translation                                                                   164                 (673)
                                                                                 -----------------    ----------------
                                                                                         23,700              (19,938)
   Cash at beginning of period                                                            6,214               24,500
                                                                                 -----------------    ----------------

   Cash at end of period                                                         $       29,914       $        4,562
                                                                                 =================    ================

Supplemental disclosures:
   Cash paid for:
     Interest, net of amounts capitalized                                        $          954       $        1,462
     BUCS dividends                                                              $            -       $        9,999
     Income taxes, net                                                           $          463       $        2,928


   Noncash investing and financing activities:==
     Capital lease obligations incurred when the Company
     entered into certain leases for new equipment                               $            -       $          779


           See accompanying Notes to Consolidated Financial Statements

                           TITANIUM METALS CORPORATION

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)


                      Nine months ended September 30, 2003
                                 (In thousands)


                                                                            Accumulated Other
                                                                            Comprehensive Loss
                                                  Additional              ----------------------                           Total
                                 Common   Common   Paid-In   Accumulated  Currency    Pension    Treasury    Deferred  Stockholders'
                                 Shares   Stock    Capital     Deficit   Translation Liabilities   Stock   Compensation   Equity
                                --------  ------  ----------  ----------  ---------  ----------  ---------  ----------  ----------

Balance at December 31, 2002      3,185   $  32   $ 350,889   $(127,371)  $ (1,036)  $ (61,701)  $ (1,208)  $    (255)  $ 159,350

Components of comprehensive
   loss:
     Net loss                         -       -           -     (22,928)         -           -          -           -     (22,928)
     Change in cumulative
       currency translation
       adjustment                     -       -           -           -      5,480           -          -           -       5,480

Issuance of common stock              3       -          72           -          -           -          -           -          72

Stock award cancellations            (6)      -        (248)          -          -           -          -         248           -

Amortization of deferred
   compensation, net of effects
   of stock award cancellations       -       -           -           -          -           -          -         (85)        (85)
                                --------  ------  ----------  ----------  ---------  ----------  ---------  ----------  ----------

Balance at September 30, 2003     3,182   $  32   $ 350,713   $(150,299)  $  4,444   $ (61,701)  $ (1,208)  $     (92)  $ 141,889
                                ========  ======  ==========  ==========  =========  ==========  =========  ==========  ==========


           See accompanying Notes to Consolidated Financial Statements
                                      - 9 -

                           TITANIUM METALS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - Organization and basis of presentation

     Titanium Metals Corporation ("TIMET") is a vertically integrated producer of titanium sponge, melted products and a variety of mill products for aerospace, industrial and other applications. The accompanying Consolidated Financial Statements include the accounts of TIMET and its majority-owned subsidiaries (collectively, the "Company"). All material intercompany transactions and balances have been eliminated. The Consolidated Balance Sheet at September 30, 2003 and the Consolidated Statements of Operations,
Comprehensive Loss, Changes in Stockholders' Equity and Cash Flows for the interim periods ended September 30, 2003 and 2002, as applicable, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior year amounts have been reclassified to conform to the current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Annual Report").

     At September 30, 2003, Valhi, Inc. and subsidiaries ("Valhi") held approximately 40.8% of TIMET's outstanding common stock and approximately 0.4% of the Company's outstanding BUCS. At September 30, 2003, the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Valhi and certain related companies, held approximately 9% of TIMET's common stock. TIMET's U.S. pension plans began investing in the CMRT in the second quarter of 2003; however, these plans invest only in a portion of the CMRT that does not hold TIMET common stock. At September 30, 2003, Contran Corporation ("Contran") held directly an additional 42.2% of the Company's outstanding BUCS and held, directly or through subsidiaries, approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT. Mr. Simmons may be deemed to control each of Contran, Valhi and TIMET.

     The Company completed a reverse split of its common stock (one share of post-split common stock for each outstanding ten shares of pre-split common stock) effective after the close of trading on February 14, 2003. All share and per share disclosures for all periods presented in the Consolidated Financial Statements and Notes thereto have been adjusted to give effect to the reverse stock split.

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

     The following table shows pro forma amounts relating to the Company's asset retirement obligations as if SFAS No. 143 were applied throughout 2002, as well as a roll forward of the asset retirement obligation through September 30, 2003:



                                                                                (In thousands)

             Asset retirement obligation, 1/1/2002                                $      312
             Accretion expense                                                            15
                                                                                ---------------

             Asset retirement obligation, 12/31/2002                                     327
             New obligation                                                               69
             Accretion expense                                                            14
                                                                                ---------------

             Asset retirement obligation, 9/30/2003                               $      410
                                                                                ===============

Accretion expense during the first nine months of 2003 is reported as a component of other operating expense.

     The Company has elected the disclosure alternative prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and has chosen to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APB Opinion No. 25, compensation cost is generally recognized for fixed stock options for which the exercise price is less than the market price of the underlying stock on the grant date. The Company recognized no compensation cost for fixed stock options during the three and nine months ended September 30, 2003 and 2002.

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123:


                                                        Three months ended                Nine months ended
                                                           September 30,                     September 30,
                                                  ------------------------------    --------------------------------
                                                       2003             2002             2003              2002
                                                  --------------    ------------    --------------   ---------------
                                                                (In thousands, except per share data)

Net loss, as reported                             $     (2,986)     $    (9,148)    $    (22,928)    $   (101,885)
Less total option related stock-based
  employee compensation expense
  determined under SFAS No. 123                            (45)            (109)            (186)            (442)
                                                  --------------    ------------    --------------   ---------------

Pro forma net loss                                $     (3,031)     $    (9,257)    $    (23,114)    $   (102,327)
                                                  ==============    ============    ==============   ===============

Basic and diluted loss per share:
  As reported                                     $      (0.94)     $     (2.89)    $      (7.24)    $     (32.26)
                                                  ==============    ============    ==============   ===============

  Pro forma                                       $      (0.96)     $     (2.93)    $      (7.30)    $     (32.40)
                                                  ==============    ============    ==============   ===============


     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. The Company is required to comply with the consolidation requirements of FIN No. 46, as amended, as of December 31, 2003. The Company is still studying this interpretation, and the FASB staff continues to provide implementation guidance. TIMET Capital Trust I (the "Trust"), a wholly-owned subsidiary of TIMET that issued the Company's BUCS, is a variable interest entity that would require consolidation under FIN No. 46. TIMET is the primary beneficiary of the Trust and has consolidated the Trust since its formation, as the Company owns 100% of the Trust's outstanding voting securities. See the 2002 Annual Report for further discussion of the Trust. The Company is still evaluating whether it has involvement with any other variable interest entities and, if applicable, will apply the consolidation provisions of the Interpretation to those entities as of December 31, 2003. It is possible that VALTIMET SAS ("VALTIMET"), a manufacturer of welded stainless steel and titanium tubing in which the Company has a 43.7% equity investment, may be determined to be a variable interest entity. TIMET's maximum exposure to loss in VALTIMET is the recorded value of its investment, which was $22.1 million at September 30, 2003.

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


                                                           Three months ended                 Nine months ended
                                                              September 30,                      September 30,
                                                     -------------------------------    -------------------------------
                                                          2003             2002              2003             2002
                                                     -------------    --------------    --------------   --------------
                                                                ($ in thousands, except selling price data)

Titanium melted and mill products:
   Mill product net sales                            $     65,185     $     62,656      $    208,646      $   212,940
   Melted product net sales                                12,261            8,656            41,300           27,951

   Other product sales                                     12,989           11,482            41,595           40,638
   Other (1)                                               (6,800)               -            (6,800)               -
                                                     -------------    --------------    --------------   --------------

                                                     $     83,635     $     82,794      $    284,741      $   281,529
                                                     =============    ==============    ==============   ==============

Mill product shipments:
   Volume (metric tons)                                     2,015            2,005             6,510            6,825
   Average price ($ per kilogram)                    $      32.35     $      31.25      $      32.05      $     31.20

Melted product shipments:
   Volume (metric tons)                                     1,220              625             3,500            1,895
   Average price ($ per kilogram)                    $      10.05     $      13.85      $      11.80      $     14.75

-----------------------------------------------------------------------------------------------------------------------
(1) Represents the effect of a $6.8 million  reduction to sales during the third quarter of 2003 related to  termination  of a purchase and sale  agreement  with
Wyman-Gordon Company ("Wyman-Gordon"). See further discussion in Note 8.


Note 3 - Inventories


                                                                                September 30,          December 31,
                                                                                    2003                   2002
                                                                            --------------------    ------------------
                                                                                           (In thousands)

Raw materials                                                               $          36,977       $        52,825
Work-in-process                                                                        75,745                82,190
Finished products                                                                      62,067                63,458
Supplies                                                                               13,479                13,829
                                                                            --------------------    ------------------
                                                                                      188,268               212,302
Less adjustment of certain inventories to LIFO basis                                   25,871                30,370
                                                                            --------------------    ------------------

                                                                            $         162,397       $       181,932
                                                                            ====================    ==================


Note 4 - Preferred securities of Special Metal Corporation ("SMC")

     As previously disclosed in the 2002 Annual Report, in March 2002, SMC and its U.S. subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Company undertook an assessment of its investment in SMC with the assistance of an external valuation specialist and recorded a $27.5 million impairment charge to other non-operating expense during the first quarter of 2002 for an other than temporary decline in the estimated fair value of its investment in SMC. This charge reduced the Company's carrying amount of its investment in the SMC securities to zero. Under the terms of SMC's Second Amended Joint Plan of Reorganization, which was confirmed by the Bankruptcy Court on September 29, 2003, the Company currently believes that it will not recover any material amount from this investment.

Note 5 - Property and equipment


                                                                               September 30,           December 31,
                                                                                   2003                   2002
                                                                           ---------------------    ------------------
                                                                                         (In thousands)

Land                                                                       $           6,288        $         6,224
Buildings                                                                             39,745                 38,874
Information technology systems                                                        58,435                 58,217
Manufacturing and other                                                              308,278                312,163
Construction in progress                                                               5,091                  3,493
                                                                           ---------------------    ------------------
                                                                                     417,837                418,971
Less accumulated depreciation                                                        182,388                164,299
                                                                           ---------------------    ------------------

                                                                           $         235,449        $       254,672
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

Note 7 - Other noncurrent assets

                                                                                September 30,          December 31,
                                                                                    2003                  2002
                                                                            --------------------    ------------------
                                                                                           (In thousands)

Deferred financing costs                                                    $         7,732         $         8,244
Prepaid pension cost                                                                  8,268                   7,295
Notes receivable from officers                                                          146                     163
Other                                                                                   149                     149
                                                                            --------------------    ------------------

                                                                            $        16,295         $        15,851
                                                                            ====================    ==================

Note 8 - Accrued liabilities

                                                                              September 30,           December 31,
                                                                                   2003                   2002
                                                                           ---------------------    ------------------
                                                                                           (In thousands)

OPEB cost                                                                  $           3,669        $         3,818
Pension cost                                                                           8,320                  7,969
Payroll and vacation                                                                   6,946                  6,007
Incentive compensation                                                                   513                  1,326
Other employee benefits                                                                9,060                 11,141
Deferred income                                                                        1,511                  1,679
Environmental costs                                                                      301                    803
Accrued tungsten costs                                                                   500                  2,190
Taxes, other than income                                                               4,126                  3,519
Wyman-Gordon installments                                                              4,800                      -
Other                                                                                  8,267                  8,059
                                                                           ---------------------    ------------------

                                                                           $          48,013        $        46,511
                                                                           =====================    ==================

     During the third quarter of 2003, the Company and Wyman-Gordon agreed to terminate the 1998 purchase and sale agreement associated with the formation of the titanium castings joint venture previously owned by the two parties. The Company agreed to pay Wyman-Gordon a total of $6.8 million in three quarterly installments in connection with this termination, which included the termination of certain favorable purchase terms. The Company recorded a one-time charge for the entire $6.8 million as a reduction to sales in the third quarter of 2003. The Company paid the first installment of $2.0 million to Wyman-Gordon in the third quarter of 2003, with the remaining two installments of $2.0 million and $2.8 million due in the fourth quarter of 2003 and the first quarter of 2004, respectively.

     Also during the third quarter of 2003, the Company  reduced its accrual for
potential  claims  related  to  the  tungsten   inclusion  matter.  See  further
discussion in Note 14.

Note 9 - Boeing advance

     Under the terms of the amended long-term agreement ("LTA") between TIMET and The Boeing Company ("Boeing"), in years 2002 through 2007, Boeing is required to advance TIMET $28.5 million annually less $3.80 per pound of titanium product purchased by Boeing subcontractors from TIMET during the preceding year. The advance relates to Boeing's take-or-pay obligations under the LTA. Effectively, the Company collects $3.80 less from Boeing than the LTA selling price for each pound of titanium product sold directly to Boeing and reduces the related customer advance recorded by the Company. For titanium products sold to Boeing subcontractors, the Company collects the full LTA selling price, but gives Boeing credit by reducing the next year's annual advance by $3.80 per pound of titanium product sold to Boeing subcontractors. The Boeing customer advance is also reduced as take-or-pay benefits are earned. As of September 30, 2003, approximately $11.9 million of customer advances related to the Company's LTA with Boeing.

Note 10 - Notes payable, long-term debt and capital lease obligations


                                                                                September 30,          December 31,
                                                                                    2003                   2002
                                                                            --------------------    ------------------
                                                                                           (In thousands)
Notes payable:
  U.S. credit agreement                                                     $                -      $        11,944
  European credit agreements                                                               864                1,050
                                                                            --------------------    ------------------

                                                                            $              864      $        12,994
                                                                            ====================    ==================
Long-term debt:
  U.K. bank credit agreement                                                $                -      $         6,401
                                                                            ====================    ==================

Capital lease obligations                                                   $            9,729      $        10,217
  Less current maturities                                                                  569                  642
                                                                            --------------------    ------------------

                                                                            $            9,160      $         9,575
                                                                            ====================    ==================

     During the second quarter of 2003, TIMET UK received an interest-bearing intercompany loan from a U.S. subsidiary of the Company enabling TIMET UK to reduce its long-term borrowings under its U.K. bank credit agreement to zero. As of September 30, 2003, the Company had aggregate unused borrowing availability under its U.S. and European credit facilities of approximately $133 million.

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

Note 12 - Other income (expense)

                                                         Three months ended                 Nine months ended
                                                            September 30,                      September 30,
                                                    -------------------------------    -------------------------------
                                                         2003             2002              2003              2002
                                                    --------------   --------------    --------------    -------------
                                                                              (In thousands)

Other operating income (expense):
  Boeing take-or-pay                                $     10,123     $     10,540      $     12,943      $     12,696
  Litigation settlement                                        -                -               475                 -
  Other, net                                                (183)             406                58               459
                                                    --------------   --------------    --------------    -------------

                                                    $      9,940     $     10,946      $     13,476      $     13,155
                                                    ==============   ==============    ==============    =============

Other non-operating income (expense):
  Interest income                                   $         74     $         16      $        255      $        105
  Impairment of investment in SMC
    preferred securities                                       -                -                 -           (27,500)
  Foreign exchange gain (loss)                               240               50              (647)             (292)
  Surety bond guarantee                                      (50)            (918)              (50)             (918)
  Other, net                                                (380)               6              (462)             (598)
                                                    --------------   --------------    --------------    -------------

                                                    $       (116)    $       (846)     $       (904)     $    (29,203)
                                                    ==============   ==============    ==============    =============



     During the first quarter of 2003, the Company received $0.5 million related to its settlement of certain litigation relating to power outages suffered at its Henderson, Nevada facility in 1997 and 1998 as a result of contractor activity. See Note 9 for further discussion of the Boeing take-or-pay income.

Note 13 - Income taxes

                                                                                Nine months ended September 30,
                                                                          --------------------------------------------
                                                                                  2003                    2002
                                                                          ---------------------    -------------------
                                                                                        (In thousands)

Expected income tax benefit, at 35%                                       $          (3,953)       $         (16,689)
Non-U.S. tax rates                                                                      537                      823
U.S. state income taxes, net                                                              5                      186
Dividends received deduction                                                           (312)                       -
Extraterritorial income exclusion                                                      (123)                    (280)
Change in valuation allowance:
  Effect of change in tax law                                                             -                   (1,797)
  Adjustment of deferred tax valuation allowance                                      4,690                   16,367
Other, net                                                                              (37)                      78
                                                                          ---------------------    -------------------

                                                                          $             807        $          (1,312)
                                                                          =====================    ===================

     During the first quarter of 2002, the Job Creation and Worker Assistance Act of 2002 (the "JCWA Act") was signed into law. The Company benefits from provisions of the JCWA Act liberalizing certain net operating loss ("NOL") and alternative minimum tax ("AMT") restrictions. As a result, the Company recognized $1.8 million of refundable U.S. income taxes during the first quarter of 2002. The Company received $0.8 million of this refund in the fourth quarter of 2002 and the remaining $1.0 million during the third quarter of 2003.

     At September 30, 2003, the Company had, for U.S. federal income tax purposes, NOL carryforwards of approximately $138 million that expire between 2020 and 2023. At September 30, 2003, the Company had AMT credit carryforwards of approximately $4 million, which can be utilized to offset regular income taxes payable in future years. The AMT credit carryforward has an indefinite carryforward period. At September 30, 2003, the Company had the equivalent of a $26 million NOL carryforward in the United Kingdom and a $2 million NOL carryforward in Germany, both of which have indefinite carryforward periods.

Note 14 - Commitments and contingencies

     Environmental matters. As previously disclosed in the 2002 Annual Report, TIMET and Basic Management, Inc. ("BMI") reached an agreement in 1999 that upon payment by BMI of the cost to design, purchase and install the technology and equipment necessary to allow the Company to stop discharging liquid and solid effluents and co-products into settling ponds located on certain lands owned by the Company adjacent to its Henderson, Nevada plant site (the "TIMET Pond Property"), the Company would convey to BMI, at no additional cost, the TIMET Pond Property. Under this agreement, BMI will pay 100% of the first $15.9 million of the cost for this project, and TIMET agreed to contribute 50% of the cost in excess of $15.9 million, up to a maximum payment by TIMET of $2 million. The Company presently expects that the total cost of this project will not exceed $15.9 million. The Company and BMI are continuing discussions about this project and also continuing investigation with respect to certain environmental issues associated with the TIMET Pond Property, including possible groundwater issues.

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

     As of September 30, 2003, the Company had accrued an aggregate of approximately $4.0 million for environmental matters, including those discussed above. The Company records liabilities related to environmental remediation obligations when estimated future costs are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future costs are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in costs in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

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

     Other.   TIMET  is  the  primary  obligor  on  two  $1.5  million  workers'
compensation bonds issued on behalf of a former subsidiary, Freedom Forge Corporation ("Freedom Forge"), which TIMET sold in 1989. The bonds were provided as part of the conditions imposed on Freedom Forge in order to self-insure its workers' compensation obligations. Freedom Forge filed for Chapter 11 bankruptcy protection on July 13, 2001, and discontinued payment on the underlying workers' compensation claims in November 2001. During 2002, TIMET received notices that the issuers of the bonds were required to make payments on one of the bonds with respect to certain of these claims and were requesting reimbursement from TIMET. Based upon loss projections, the Company accrued $0.9 million in the third quarter of 2002 and $0.7 million (including $0.1 million in legal fees reimbursable to the issuer of the bonds) in the fourth quarter of 2002 for this bond as other non-operating expense in 2002. Through September 30, 2003, TIMET has reimbursed the issuer approximately $0.7 million under this bond and $0.9 million remains accrued for future payments. During 2003, TIMET received notice that certain claimants had submitted claims under the second bond. As of September 30, 2003, payments under the second bond have been immaterial; however, the Company expects to make additional payments in the future. Accordingly, the Company accrued $50,000 for this bond as other non-operating expense in the third quarter of 2003. TIMET may revise its estimated liability under these bonds in the future as additional facts become known or claims develop.

     As of September 30, 2003, the Company has $0.5 million accrued for pending and potential future customer claims associated with certain standard grade material produced by the Company which was subsequently found to contain tungsten inclusions as a result of tungsten contaminated silicon sold to the Company by a third-party supplier. Pending claims are being investigated and negotiated, and the Company believes that certain claims are without merit or can be settled for less than the amount of the original claim. There is no assurance that all potential claims have been submitted to the Company. Based upon an analysis of information pertaining to asserted and unasserted claims, the Company revised its estimate of probable loss and reduced its accrual for pending and future customer claims to $0.5 million, resulting in a $1.7 million reduction in cost of sales during the third quarter of 2003. The Company has filed suit seeking full recovery from its silicon supplier for any liability the Company has incurred or might incur, although no assurance can be given that the Company will ultimately be able to recover all or any portion of such amounts. In April 2003, the Company received notice that this silicon supplier had filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. TIMET is currently investigating what effect, if any, this bankruptcy may have on the Company's potential recovery. The Company has not recorded any recoveries related to this matter as of September 30, 2003.

     The Company is involved in various employment, environmental, contractual and other claims, disputes and litigation incidental to its business including those discussed above. While management, including internal counsel, currently believes that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position, liquidity or overall trends in results of operations, all such matters are subject to inherent uncertainties. If an unfavorable outcome were to occur in any given period, it is possible that it could have a material adverse impact on the results of operations or cash flows in that particular period.

     See the 2002 Annual Report for additional information concerning certain legal and environmental matters, commitments and contingencies.

Note 15 - Earnings (loss) per share

     Basic earnings (loss) per share is based on the weighted average number of unrestricted common shares outstanding during each period. Diluted earnings
(loss) per share reflects the dilutive effect of common stock options, restricted stock and the assumed conversion of the BUCS. The assumed conversion of the BUCS was omitted from the diluted loss per share calculation for the three and nine months ended September 30, 2003 and 2002 because the effect was antidilutive. Had the BUCS not been antidilutive, diluted losses would have been decreased by $3.5 million and $10.4 million for the three and nine months ended September 30, 2003, respectively, and by $3.3 million and $10.0 million for the three and nine months ended September 30, 2002, respectively. Diluted average shares outstanding would have been increased by 540,000 shares for each of these periods from the assumed conversion of the BUCS. Stock options and restricted shares excluded from the calculation because they were antidilutive approximated 132,000 for the three and nine months ended September 30, 2003 and 154,000 for the three and nine months ended September 30, 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table summarizes certain information regarding the Company's results of operations for the three and nine months ended September 30, 2003 and 2002. The 2003 percentage change information represents changes from the 2002 periods to the corresponding 2003 periods, and the 2002 percentage change information represents changes from the 2001 periods to the corresponding 2002 periods. See "Outlook" for further discussion of the Company's business expectations for the remainder of 2003.

                                                          Three months ended                 Nine months ended
                                                            September 30,                      September 30,
                                                    -------------------------------    -------------------------------
                                                        2003              2002             2003             2002
                                                    --------------    -------------    --------------   --------------
                                                           ($ in thousands)                   ($ in thousands)

Net sales                                           $     83,635      $     82,794     $    284,741     $    281,529
Gross margin                                                 (42)           (4,940)           5,334            1,592
Operating income (loss)                                    1,267            (4,366)          (8,885)         (16,091)

Gross margin percent of net sales                              0%               -6%               2%               1%

Percentage change in:
   Sales volume:
     Mill product sales volume                                 -               -33               -5              -26
     Melted product sales volume                             +95               -54              +85              -45

   Average selling prices - includes
    changes in product mix:
       Mill products                                          +4                +3               +3               +5
       Melted products                                       -27                -6              -20               +3

   Selling prices - excludes changes
    in product mix:
       Mill products in U.S. dollars                          -2                +2               -2               +5
       Mill products in billing currencies(1)                 -5                -1               -7               +4
       Melted products                                       -20                -5              -15               +2

----------------------------------------------------------------------------------------------------------------------
(1) Excludes the effect of changes in foreign currencies.



     Third quarter of 2003 compared to third quarter of 2002. The Company's sales of mill products increased 4% from $62.7 million during the third quarter 2002 to $65.2 million during the third quarter of 2003. This increase was principally due to a 0.5% increase in mill product sales volume, a 4% increase in mill product average selling prices (using actual product mix and foreign currency exchange rates prevailing during the respective periods) and the effects of the weakening of the U.S. dollar compared to the British pound sterling and the euro. In billing currencies (which exclude the effects of foreign currency translation), mill product selling prices decreased 5% during the third quarter of 2003 compared to the year ago period. Mill product selling prices expressed in U.S. dollars (using actual foreign currency exchange rates prevailing during the respective periods) decreased 2% during the third quarter of 2003 compared to the third quarter of 2002.

     Melted product sales increased 42% from $8.7 million during the third quarter of 2002 to $12.3 million during the third quarter of 2003 primarily due to a 95% increase in melted product sales volume, partially offset by a 27% decrease in melted product average selling prices. Melted products consist of ingot and slab and are generally only sold in U.S. dollars. Melted product sales increased principally as a result of new customer relationships, share gains and changes in product mix, including a significant sale of slab in the third quarter of 2003. Excluding the effects of changes in product mix, melted product selling prices decreased 20% during the third quarter of 2003 compared to the third quarter of 2002.

     Net sales during the third quarter of 2003 were reduced by $6.8 million related to a one-time charge incurred by the Company to terminate a purchase and sale agreement between the Company and Wyman-Gordon. See Note 8 to the Consolidated Financial Statements. The Company and Wyman-Gordon entered into a new long-term purchase and sale agreement covering the sale of TIMET products to various Wyman-Gordon locations through 2008. The Company expects the new agreement to, among other things, improve its future plant operating rates.

     Gross margin (net sales less cost of sales) was 0% during the third quarter of 2003, compared to negative 6% during the year-ago period. The improvement in gross margin was primarily a result of the Company's continued cost reduction efforts, improved plant operating rates (from 45% in the third quarter of 2002 to 55% in the third quarter of 2003) and favorable raw material mix. Additionally, the Company currently expects a reduction in its LIFO inventory reserve at the end of 2003 as compared to the end of 2002. As a result, the Company reduced cost of sales by $3.9 million in the third quarter of 2003 in anticipation of this reduction. This compared with an increase in the Company's LIFO inventory reserve at September 30, 2002 compared to the end of 2001, for which the Company increased cost of sales by $3.5 million in the third quarter of 2002. Gross margin during the third quarter of 2003 was also positively impacted by the Company's revision of its estimate of probable loss associated with the previously reported tungsten inclusion matter. Based upon an analysis of information pertaining to asserted and unasserted claims, the Company reduced its accrual for pending and future customer claims to $0.5 million, resulting in a $1.7 million reduction in cost of sales during the third quarter of 2003. See
Note 14 to the Consolidated Financial Statements. Gross margin during the third quarter of 2003 was adversely impacted by the $6.8 million reduction in sales relating to the termination of the Wyman-Gordon agreement.

     Selling, general, administrative and development expenses decreased by 20% from $10.7 million during the third quarter of 2002 to $8.5 million during the third quarter of 2003, principally as a result of lower personnel and travel costs, as well as focused cost control in other administrative areas.

     Equity in (losses) earnings of joint ventures decreased from earnings of $0.3 million during the third quarter of 2002 to a loss of $0.1 million during the third quarter of 2003, principally due to a decrease in the operating results of VALTIMET, the Company's minority-owned welded tube joint venture.

     Net other income (expense) decreased by 9% from $10.9 million during the third quarter of 2002 to $9.9 million during the third quarter of 2003, principally due to an decrease in the amount of income the Company recognized under the take-or-pay provisions of its agreement with Boeing.

     First nine months of 2003 compared to first nine months of 2002. The Company's sales of mill products decreased 2% from $212.9 million during the nine months ended September 30, 2002 to $208.6 million during the nine months ended September 30, 2003. This decrease was principally due to a 5% decrease in mill product sales volume, partially offset by a 3% increase in mill product average selling prices (using actual product mix and foreign currency exchange rates prevailing during the respective periods) and the effects of the weakening of the U.S. dollar compared to the British pound sterling and the euro. In billing currencies, mill product selling prices decreased 7% during the nine months ended September 30, 2003 compared to the year ago period. Mill product selling prices expressed in U.S. dollars decreased 2% during the nine months ended September 30, 2003 compared to the 2002 period.

     Melted product sales increased 48% from $28.0 million during the nine months ended September 30, 2002 to $41.3 million during the nine months ended September 30, 2003 primarily due to an 85% increase in melted product sales volume, partially offset by a 20% decrease in melted product average selling prices. The increase in melted product sales was a result of new customer relationships, share gains and changes in product mix. Excluding the effects of changes in product mix, melted product selling prices decreased 15% during the nine months ended September 30, 2003 compared to the 2002 period.

     Net sales during the nine months ended September 30, 2003 were also reduced by the $6.8 million one-time charge related to the termination of the Wyman-Gordon agreement.

     Gross margin was 2% during the nine months ended September 30, 2003, compared to 1% during the year-ago period. The improvement in gross margin was primarily a result of the Company's continued cost reduction efforts and favorable raw material mix. Additionally, the Company currently expects a reduction in its LIFO inventory reserve at the end of 2003 as compared to the end of 2002. As a result, the Company reduced cost of sales by $4.5 million in the nine months ended September 30, 2003 in anticipation of this reduction. This compared with an increase in the Company's LIFO inventory reserve at September 30, 2002 compared to the end of 2001, for which the Company increased cost of sales by $7.0 million in the nine months ended September 30, 2002. Gross margin during the nine months ended September 30, 2003 was also positively impacted by the $1.7 million reduction in cost of sales during the third quarter of 2003 related to the Company's revision of its estimate of probable loss associated with the tungsten inclusion matter. See Note 14 to the Consolidated Financial Statements. Gross margin during the nine months ended September 30, 2003 was adversely impacted by the $6.8 million reduction in sales relating to the termination of the Wyman-Gordon agreement.

     Selling, general, administrative and development expenses decreased by 14% from $32.5 million during the nine months ended September 30, 2002 to $28.0 million during the nine months ended September 30, 2003, principally as a result of lower personnel and travel costs, as well as focused cost control in other administrative areas.

     Equity in earnings of joint ventures decreased from $1.7 million during the nine months ended September 30, 2002 to $0.3 million during the nine months ended September 30, 2003, principally due to a decrease in earnings of VALTIMET.

     Net other income (expense) increased by 2% from $13.2 million during the nine months ended September 30, 2002 to $13.5 million during the nine months ended September 30, 2003, principally due to an increase in the amount of income the Company recognized under the take-or-pay provisions of its agreement with Boeing and a $0.5 million first quarter 2003 gain from the Company's settlement of certain litigation relating to power outages suffered at its Henderson, Nevada facility in 1997 and 1998 as a result of contractor activity.

Non-operating income (expense).


                                                         Three months ended                  Nine months ended
                                                            September 30,                      September 30,
                                                   --------------------------------    -------------------------------
                                                       2003              2002               2003             2002
                                                   --------------    --------------    --------------   --------------
                                                           (In thousands)                      (In thousands)

Interest income                                    $       74        $         16      $        255     $        105
SMC impairment charge                                       -                   -                 -          (27,500)
Foreign exchange gain (loss)                              240                  50              (647)            (292)
Interest expense                                         (328)               (915)           (1,504)          (2,388)
Surety bond guarantee                                     (50)               (918)              (50)            (918)
Other income (expense), net                              (380)                  6              (462)            (598)
                                                   --------------    --------------    --------------   --------------

                                                   $     (444)       $     (1,761)     $     (2,408)    $    (31,591)
                                                   ==============    ==============    ==============   ==============

     In March 2002, SMC and its U.S. subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Company undertook an assessment of its investment in SMC with the assistance of an external valuation specialist and recorded an additional $27.5 million impairment charge during the first quarter of 2002 for an other than temporary decline in the estimated fair value of its investment in SMC. This charge reduced the Company's carrying amount of its investment in the SMC securities to zero. Under the terms of SMC's Second Amended Joint Plan of Reorganization, which was confirmed by the Bankruptcy Court on September 29, 2003, the Company currently believes that it will not recover any material amount from this investment.

     TIMET is the primary obligor on two $1.5 million workers' compensation bonds issued on behalf of Freedom Forge, which TIMET sold in 1989. Freedom Forge filed for Chapter 11 bankruptcy protection on July 13, 2001, and discontinued payment on the underlying workers' compensation claims in November 2001. During 2002, TIMET received notices that the issuers of the bonds were required to make payments on one of the bonds with respect to certain of these claims and were requesting reimbursement from TIMET. Based upon loss projections, the Company accrued $0.9 million in the third quarter of 2002 for this bond as other non-operating expense. During 2003, TIMET received notice that certain claimants had submitted claims under the second bond. As of September 30, 2003, payments under the second bond have been immaterial, however the Company expects to make additional payments in the future. Accordingly, the Company accrued $50,000 for this bond as other non-operating expense in the third quarter of 2003. See Note 14 to the Consolidated Financial Statements.

     Income taxes. The Company operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income or loss can impact the Company's overall effective tax rate. For the three and nine months ended September 30, 2003 and 2002, the Company's income tax rate varied from the U.S. statutory rate primarily due to an increase in the deferred tax valuation allowance related to the Company's tax attributes that did not meet the "more-likely-than-not" recognition criteria during those periods. See Note 13 to the Consolidated Financial Statements. The Company's current tax expense during the three and nine months ended September 30, 2003 and 2002 relates primarily to its operations in France and Italy.

     Minority interest. Dividend expense related to the Company's 6.625% BUCS approximates $3.3 million per quarter and is reported in the Consolidated Statement of Operations as minority interest. As previously reported in the 2002 Annual Report, no income tax benefit is currently associated with this expense. In October 2002, the Company exercised its right to defer future dividend payments on these securities effective with the Company's December 1, 2002 scheduled dividend payment. Dividends continue to accrue at the coupon rate on the principal and unpaid dividends. The Company will consider resuming payment of dividends on the BUCS once the outlook for the Company's business improves substantially. See Note 11 to the Consolidated Financial Statements.

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

     European operations. The Company has substantial operations and assets located in Europe, principally the United Kingdom, with smaller operations in France and Italy. Titanium is sold worldwide, and many factors influencing the Company's U.S. and European operations are similar. Approximately 42% of the
Company's sales originated in Europe for the nine months ended September 30, 2003, of which approximately 63% were denominated in the British pound sterling or the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for the Company's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of the Company's European subsidiaries are those of their respective countries, and the European subsidiaries are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of the Company's European operations may be in U.S. dollars or in functional currencies. The Company's export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations.

     The Company does not use currency contracts to hedge its currency exposures. The Company's results of operations included net currency transaction losses of $0.6 million during the nine months ended September 30, 2003 and $0.3 million during the nine months ended September 30, 2002. At September 30, 2003, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $28.4 million and $41.8 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable, accounts payable and borrowings.

     Supplemental information. The Company completed a reverse split of its common stock (one share of post-split common stock for each outstanding ten shares of pre-split common stock) effective after the close of trading on February 14, 2003. All share and per share disclosures for all periods presented in MD&A have been adjusted to give effect to the reverse stock split.

     The Company's U.K. hourly workforce and a substantial portion of its U.K. salaried workforce are covered by collective bargaining agreements that are re-negotiated annually on a calendar-year basis. Negotiations continue relative to the 2003 agreements. While the Company currently expects such negotiations to be finalized during the fourth quarter of 2003, it is possible that there could be work stoppages or other labor disruptions prior to finalization of these agreements that could adversely affect the Company's business, results of operations, financial position and liquidity.

     Outlook. The Outlook section contains a number of forward-looking statements, all of which are based on current expectations and exclude the effect of potential future charges related to restructurings, asset impairments, valuation allowances, changes in accounting principles and similar items, unless otherwise noted. Undue reliance should not be placed on these statements, as more fully discussed in the "Forward-Looking Information" statement of this Quarterly Report. Actual results may differ materially. See also Notes to the Consolidated Financial Statements regarding commitments, contingencies, legal matters, environmental matters and other matters, including new accounting principles, which could materially affect the Company's future business, results of operations, financial position and liquidity.

     Although the commercial airline industry continues to face significant challenges, recent economic data have shown signs of an improving business environment in that sector. Airline passenger traffic in the U.S. and Europe has benefited from, among other things, the limited duration of the war in Iraq and the containment of the Severe Acute Respiratory Syndrome (SARS). However, traffic continues to remain below pre-September 11, 2001 levels. In June 2003, The Airline Monitor, a leading aerospace publication, forecasted that the major U.S. airlines' losses would decrease to $6.3 billion in 2003 and $3.0 billion in 2004, after posting $11.2 billion in losses in 2002. Since that time, several U.S.-based commercial airlines have reported positive third quarter operating results or have similarly indicated expectations of improved results in the last half of 2003.

     TIMET expects sales for the full year 2003 to approximate $375 million to $385 million. Mill product sales volume for the full year 2003 is expected to approximate 8,700 metric tons, reflecting a 2% decrease compared to 2002 levels. Melted product sales volume for the full year 2003 is expected to approximate 4,350 metric tons, reflecting an 81% increase over 2002 levels. The increase in melted product sales volume is due in part to new customer relationships, share gains at certain customers, increased military aerospace business and, to a lesser extent, a shift in purchasing preference by certain customers in favor of ingot and away from wrought products.

     The Company's backlog of unfilled orders was approximately $160 million at September 30, 2003, up from $140 million at June 30, 2003, but down slightly from $165 million at September 30, 2002. Substantially all the September 30,
2003 backlog is scheduled to ship within the next 12 months. However, the Company's order backlog may not be a reliable indicator of future business activity.

     The Company's cost of sales is affected by a number of factors including, among others, customer and product mix, material yields, plant operating rates, raw material costs, labor and energy costs. Raw material costs represent the largest portion of the Company's manufacturing cost structure. The Company expects to manufacture a significant portion of its titanium sponge requirements during the next several quarters and purchase the balance. The Company expects the aggregate cost of purchased sponge to remain relatively stable through the remainder of 2003. The Company is experiencing higher prices for certain types of scrap, but it has somewhat mitigated those increased costs by utilizing other cheaper raw material inputs. In addition, the Company recently announced an increase in prices on all non-contract titanium mill and melted products in an effort to offset increased raw material and energy costs. Overall capacity utilization should average approximately 54% in 2003; however, practical capacity utilization measures can vary significantly based on product mix. The Company has implemented a number of actions to reduce manufacturing costs, including seeking supplier price concessions and implementing stringent spending controls and programs to improve manufacturing yields. The combination of these efforts have improved gross margins, and the Company continues to expect its gross margin to be about 2% for the full year 2003.

     Selling, general, administrative and development expenses for 2003 should approximate $37 million. Interest expense in 2003 should approximate $2 million. Minority interest on the Company's BUCS in 2003 should approximate $14 million, including additional interest costs related to the deferral of the related dividend payments.

     The Company currently anticipates Boeing will purchase about 1.4 million pounds of product from the Company in 2003. At this projected order level, the Company expects to recognize about $23 million of income under the Boeing LTA's take-or-pay provisions in 2003, which is $1 million lower than previously anticipated. Any such earnings will be reported as operating income, but will not be included in sales revenue, sales volume or gross margin.

     The Company now expects its operating loss in 2003 to range from breakeven to a $5 million loss and its net loss in 2003 to range from $20 million to $25 million, which reflects a $5 million to $10 million improvement from previously reported expectations.

     The Company continues to expect to generate $40 million to $50 million in cash flow from operations during 2003. Capital expenditures in 2003 are expected to approximate $11 million, principally covering capital maintenance, safety and environmental programs. Depreciation and amortization should approximate $37 million in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash flows provided (used) by operating, investing and financing activities are presented below. The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

                                                                              Nine months ended September 30,
                                                                        --------------------------------------------
                                                                                2003                     2002
                                                                        ---------------------      -----------------
                                                                                         (In thousands)
Cash provided (used) by:
   Operating activities                                                 $          50,605          $        (18,650)
   Investing activities                                                            (5,948)                   (4,765)
   Financing activities                                                           (21,121)                    4,150
                                                                        ---------------------      -----------------

   Net cash provided (used) by operating,
     investing and financing activities                                 $          23,536          $        (19,265)
                                                                        =====================      =================

     Operating activities. The titanium industry historically has derived a substantial portion of its business from the aerospace industry. The aerospace industry is cyclical, and changes in economic conditions within the aerospace industry significantly impact the Company's earnings and operating cash flows. Cash flow from operations is considered a primary source of the Company's liquidity. Changes in titanium pricing, production volume and customer demand, among other things, could significantly affect the Company's liquidity.

     Certain items included in the determination of net income (loss) have an impact on cash flows from operating activities, but the impact of such items on cash may differ from their impact on net income. For example, pension expense and OPEB expense will generally differ from the outflows of cash for payment of such benefits. In addition, relative changes in assets and liabilities generally result from the timing of production, sales and purchases. Such relative changes can significantly impact the comparability of cash flow from operations from period to period, as the income statement impact of such items may occur in a different period than that in which the underlying cash transaction occurs. For example, raw materials may be purchased in one period, but the cash payment for such raw materials may occur in a subsequent period. Similarly, inventory may be sold in one period, but the cash collection of the receivable may occur in a subsequent period.

     Net loss decreased from $101.9 million for the nine months ended September 30, 2002, to $22.9 million for the nine months ended September 30, 2003. See "Results of Operations - Cumulative effect of change in accounting principles" and Note 6 to the Consolidated Financial Statements for discussion of the Company's adoption of SFAS No. 142 and the related effect on net loss for the nine months ended September 30, 2002. See "Results of Operations - Non-operating income (expense), net" and Note 4 to the Consolidated Financial Statements for discussion of the Company's impairment of its investment in SMC securities and its affect on net loss for the period ended September 30, 2002.

     Accounts receivable was relatively unchanged during the first nine months of 2003. Accounts receivable decreased during the first nine months of 2002 primarily as a result of decreased sales, partially offset by an increase in days sales outstanding.

     Inventories decreased during the first nine months of 2003 as a result of higher melted product sales volumes during the first nine months of 2003 and the Company's focus on inventory reduction. The Company expects inventory levels to decline further during the fourth quarter of 2003, although at a slower pace. Inventories increased in the first nine months of 2002 as a result of production begun by the Company prior to certain customer cancellations and push-outs related to the downturn in the commercial aerospace market, the timing of certain raw materials purchases and the accelerated production of certain orders as part of the Company's contingency planning for a possible labor disruption at the Company's Toronto plant.

     Prepaid expenses and other assets increased during the first nine months of 2003 primarily due to an increase in advance payments made by the Company for property and equipment yet to be received. Prepaid expenses and other assets decreased during the first nine months of 2002 primarily due to the receipt of raw materials and property and equipment for which the Company had made advance payments during 2001.

     Changes in accounts payable and accrued liabilities reflect, among other things, the timing of payments to suppliers of titanium sponge, titanium scrap and other raw materials purchases. In addition, the Company accrued $4.8 million in the third quarter of 2003 for future installments due to Wyman-Gordon relative to the previously discussed termination of the purchase and sale agreement.

     Under the terms of the amended Boeing LTA, in years 2002 through 2007, Boeing advances TIMET $28.5 million annually, less $3.80 per pound of titanium product purchased from TIMET by Boeing subcontractors during the preceding year. The increase in customer advances during the first nine months of 2003 primarily reflects the Company's receipt in January 2003 of a $27.7 million advance from Boeing, partially offset by the application of customer purchases and the recognition of $12.9 million of Boeing-related take-or-pay income though September 30, 2003. The 2002 advance of $28.5 million was received in December 2001. Consequently, customer advances decreased during the first nine months of 2002 as a result of the application of customer purchases and the recognition of $12.7 million of Boeing-related take-or-pay income though September 30, 2002. The Company currently estimates that the reduction against the 2004 advance from Boeing for subcontractor purchases during 2003 will be less than $1 million. See also Note 9 to the Consolidated Financial Statements.

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

     Investing activities. The Company's capital expenditures were $6.0 million for the nine months ended September 30, 2003, compared to $4.8 million for the same period in 2002, principally for capital maintenance and safety and environmental projects.

     Financing activities. Cash used during the nine months ended September 30, 2003 was due primarily to the Company's $18.5 million of net repayments on its outstanding borrowings upon the Company's receipt of the $27.7 million Boeing advance in January 2003. Cash provided during the nine months ended September 30, 2002 was due primarily to $5.7 million of net borrowings necessary to fulfill the Company's working capital needs. TIMET Savoie also made dividend payments to CEZUS of $1.9 million and $1.1 million during the second quarter of 2003 and 2002, respectively.

     Borrowing arrangements. Under the terms of the Company's U.S. asset-based revolving credit agreement, which matures in February 2006, borrowings are limited to the lesser of $105 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). This facility requires the Company's U.S. daily cash receipts to be used to reduce outstanding borrowings, which may then be reborrowed subject to the terms of the agreement. Interest generally accrues at rates that vary from LIBOR plus 2% to LIBOR plus 2.5%. Borrowings are collateralized by substantially all of the Company's U.S. assets. The credit agreement prohibits the payment of dividends on TIMET's BUCS if "excess availability," as defined, is less than $25 million, limits additional indebtedness, prohibits the payment of dividends on the Company's common stock if excess availability is less than $40 million, requires compliance with certain financial covenants and contains other covenants customary in lending transactions of this type. The Company was in compliance in all material respects with all covenants for the nine months ended September 30, 2003 and for all periods during the year ended December 31, 2002. Excess availability is defined as borrowing availability less outstanding borrowings and certain contractual commitments such as letters of credit. At September 30, 2003, excess availability was approximately $78 million.

     The Company's subsidiary, TIMET UK, has a credit agreement that provides for borrowings limited to the lesser of (pound)22.5 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). The credit agreement includes a revolving and term loan facility and an overdraft facility (the "U.K. facilities") and matures in December 2005. Borrowings under the U.K. facilities can be in various currencies including U.S. dollars, British pounds sterling and euros; accrue interest at rates that vary from LIBOR plus 1% to LIBOR plus 1.25%; and are collateralized by substantially all of TIMET UK's assets. The U.K. facilities require the maintenance of certain financial ratios and amounts and other covenants customary in lending transactions of this type. TIMET UK was in compliance in all material respects with all covenants for the nine months ended September 30, 2003 and for all periods during the year ended December 31, 2002. The U.K. overdraft facility is subject to annual review in December of each year. In the event the overdraft facility is not renewed, the Company believes it could refinance any outstanding overdraft borrowings under either the revolving or term loan features of the U.K. facilities. During the second quarter of 2003, TIMET UK received an interest-bearing intercompany loan from a U.S. subsidiary of the Company enabling TIMET UK to reduce its long-term borrowings under the U.K. facilities to zero. Unused borrowing availability at September 30, 2003 under the U.K. facilities was approximately $37 million.

     The Company also has overdraft and other credit facilities at certain of its other European subsidiaries. These facilities accrue interest at various rates and are payable on demand. Unused borrowing availability at September 30, 2003 under these facilities was approximately $18 million.

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

Non-GAAP financial measures

     In an effort to provide investors with information in addition to the Company's results as determined by accounting principles generally accepted in the United States of America ("GAAP"), the Company has provided the following non-GAAP financial disclosures that it believes may provide useful information to investors:

     o The Company discloses percentage changes in its mill and melted product selling prices in U.S. dollars, which have been adjusted to exclude the effects of changes in product mix. The Company believes such disclosure provides useful information to investors, allowing them to analyze such changes without the impact of changes in product mix, thereby facilitating period-to-period comparisons of the relative changes in average selling prices. Depending on the composition of changes in product mix, the percentage change in selling prices excluding the effect of changes in product mix can be higher or lower than such percentage change would be using the actual product mix prevailing during the respective periods; and

     o In addition to disclosing percentage changes in its mill product selling prices adjusted to exclude the effects of changes in product mix, the Company also discloses such percentage changes in billing currencies, which have been further adjusted to exclude the effects of changes in foreign currency exchange rates. The Company believes such disclosure provides useful information to investors, allowing them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar strengthens (weakens) against other currencies, the percentage change in selling prices in billing currencies will be higher (lower) than such percentage changes would be using actual exchange rates prevailing during the respective periods.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a discussion of the Company's market risks, refer to the Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the 2002 Annual Report. There have been no material changes to the information provided that would require additional information with respect to the nine months ended September 30, 2003.

Item 4.       CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures of the Company that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Both J. Landis Martin, the Company's Chief Executive Officer, and Bruce P. Inglis, the Company's Vice President - Finance and Corporate Controller, have evaluated the Company's disclosure controls and procedures as of September 30, 2003. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

     There has been no change to the Company's system of internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.

PART II. - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

     Reference is made to Note 14 of the Consolidated Financial Statements, which information is incorporated herein by reference, and to the Company's Quarterly Report for the period ended June 30, 2003 and the 2002 Annual Report for descriptions of certain previously reported legal proceedings.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          10.1 Termination Agreement by and between Wyman-Gordon Company and Titanium Metals Corporation effective as of September 28, 2003.

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

     (b) Reports on Form 8-K filed by the registrant for the quarter ended September 30, 2003 and through November 4, 2003:

                         Date of Report           Items Reported
                      ----------------------   --------------------

                         July 3, 2003                5 and 7
                         July 7, 2003                5 and 7
                         July 25, 2003             12 (under 9)
                         October 6, 2003             5 and 7
                         October 14, 2003            5 and 7
                         October 14, 2003               9
                         October 22, 2003            5 and 7
                         October 23, 2003            7 and 12

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


                                        TITANIUM METALS CORPORATION
                               -------------------------------------------------
                                               (Registrant)



Date: November 5, 2003    By   /s/ J. Landis Martin
                               -------------------------------------------------
                               J. Landis Martin
                               Chairman of the Board, President and
                               Chief Executive Officer



Date: November 5, 2003    By   /s/ Bruce P. Inglis
                               -------------------------------------------------
                               Bruce P. Inglis
                               Vice President - Finance and Corporate Controller