Form 10-K
period 2003-12-31
TITANIUM METALS CORP
filed 2004-03-04
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


 X   ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
___  ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                             -----------------

                                       OR

     TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
___  EXCHANGE ACT OF 1934

                         Commission file number 0-28538
                                                -------

                           Titanium Metals Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            13-5630895
----------------------------------                        ----------------------
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

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of Each Exchange on Which Registered
---------------------------          -------------------------------------------
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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X
         ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes    No X
                                        ---   ---

As of June 30, 2003, 3,192,182 shares of common stock were outstanding. The aggregate market value of the 1,479,967 shares of voting stock held by nonaffiliates of Titanium Metals Corporation as of such date approximated $47.5 million. No shares of non-voting stock were held by nonaffiliates. As of March 2, 2004, 3,179,602 shares of common stock were outstanding.

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

                                     PART I

ITEM 1: BUSINESS

     General. Titanium Metals Corporation ("TIMET" or the "Company") was originally formed in 1950 and was incorporated in Delaware in 1955. TIMET is one of the world's leading producers of titanium sponge and titanium melted and mill products. The Company is the only producer with major titanium production facilities in both the United States and Europe, the world's principal markets for titanium consumption.

     Titanium was first manufactured for commercial use in the 1950s. Titanium's unique combination of corrosion resistance, elevated-temperature performance and high strength-to-weight ratio makes it particularly desirable for use in commercial and military aerospace applications where these qualities are essential design requirements for certain critical parts such as wing supports and jet engine components. While aerospace applications have historically accounted for a substantial portion of the worldwide demand for titanium and represented approximately 42% of aggregate mill product shipments in 2003, the number of non-aerospace end-use markets for titanium has expanded substantially. Today, numerous industrial uses for titanium exist, including chemical and industrial power plants, desalination plants and pollution control equipment. Demand for titanium is also increasing in emerging markets with such diverse uses as offshore oil and gas production installations, geothermal facilities, military armor, automotive and architectural applications.

     TIMET's products include titanium sponge, melted products, mill products and industrial fabrications. The titanium industry is comprised of several manufacturers that, like TIMET, produce a relatively complete range of titanium products and a significant number of producers worldwide that manufacture a limited range of titanium mill products. The Company is currently the only major U.S. titanium sponge producer. The Company estimates that it accounted for approximately 18% of worldwide industry shipments of titanium mill products in both 2003 and 2002. The Company also estimates it accounted for approximately 8% of worldwide titanium sponge production in 2003.

     The Company's long-term strategy is to maximize the value of its core aerospace business while also developing new markets, applications and products to help reduce its traditional dependence on the aerospace industry. In the near-term, the Company continues to focus on reducing its cost structure, reducing inventories, improving the quality of its products and processes and taking other actions to continue to generate positive cash flow and return to profitability.

     Industry. The titanium industry historically has derived a substantial portion of its business from the aerospace industry. Aerospace demand for titanium products, which includes both jet engine components (e.g., blades, discs, rings and engine cases) and air frame components (e.g., bulkheads, tail sections, landing gear, wing supports and fasteners) can be broken down into commercial and military sectors. The commercial aerospace sector has a significant influence on titanium companies, particularly mill product producers such as TIMET.

     In 2003, the Company estimates the commercial aerospace sector accounted for mill product shipments of approximately 15,700 metric tons, a 7% decrease from 2002, and represented approximately 78% of aerospace industry mill product shipments and 33% of aggregate mill product shipments. Mill product shipments to the military aerospace sector in 2003 were approximately 4,400 metric tons, a 15% increase from 2002, and represented approximately 22% of aerospace industry mill product shipments and 9% of aggregate mill product shipments. Military aerospace sector shipments are largely driven by government defense spending in North America and Europe. As discussed further below, new aircraft programs generally are in development for several years, followed by multi-year procurement contracts. The Company's business is more dependent on aerospace demand than the overall titanium industry, as approximately 68% of the Company's mill product shipment volume in 2003 was to the aerospace industry (57% commercial aerospace and 11% military aerospace).

     The cyclical nature of the aerospace industry has been the principal driver of the historical fluctuations in the performance of most titanium companies. Over the past 20 years, the titanium industry had cyclical peaks in mill product shipments in 1989, 1997 and 2001 and cyclical lows in 1983, 1991 and 1999. Demand for titanium reached its highest level in 1997 when industry mill product shipments reached approximately 60,000 metric tons. However, since that peak, industry mill product shipments have fluctuated significantly, primarily due to a continued change in demand for titanium from the commercial aerospace sector. In 2002, industry shipments approximated 50,000 metric tons, and in 2003 the Company estimates industry shipments approximated 48,000 metric tons. The
Company currently expects total industry mill product shipments in 2004 will increase from 2003 levels to at least 51,000 metric tons.

     The Airline Monitor, a leading aerospace publication, traditionally issues forecasts for commercial aircraft deliveries each January and July. According to The Airline Monitor, large commercial aircraft deliveries for the 1996 to 2003 period peaked in 1999 with 889 aircraft, including 254 wide body aircraft that use substantially more titanium than their narrow body counterparts. Large commercial aircraft deliveries totaled 579 (including 154 wide bodies) in 2003. The Airline Monitor's most recently issued forecast (January 2004) calls for 575 deliveries in 2004, 540 deliveries in 2005 and 510 deliveries in 2006. Relative to 2003, these forecasted delivery rates represent anticipated declines of about 1% in 2004, 7% in 2005 and 12% in 2006. From 2007 through 2011, The Airline Monitor calls for a continued increase each year in large commercial aircraft deliveries, with forecasted deliveries of 620 aircraft in 2008, exceeding 2003 levels. Deliveries of titanium generally precede aircraft deliveries by about one year, although this varies considerably by titanium product. This correlates to the Company's cycle, which historically precedes the cycle of the aircraft industry and related deliveries.

     Although the commercial airline industry continues to face significant challenges, recent economic data show signs of an improving business environment in that sector. According to The Airline Monitor, the worldwide commercial airline industry reported an estimated operating loss of approximately $3.5 billion in 2003, compared to a $7.3 billion loss in 2002 and an $11.7 billion loss in 2001. The Airline Monitor is currently forecasting operating income of approximately $6.3 billion for the industry in 2004. Additionally, global airline passenger traffic returned to pre-September 11, 2001 levels in November 2003. Although these appear to be positive signs, the Company currently believes that industry mill product shipments into the commercial aerospace sector will be somewhat flat in 2004 and show a modest upturn in 2005.

     Military aerospace programs were the first to utilize titanium's unique properties on a large scale, beginning in the 1950s. Titanium shipments to military aerospace markets reached a peak in the 1980s before falling to historical lows in the early 1990s after the end of the Cold War. However, the importance of military markets to the titanium industry is expected to rise in coming years as defense spending budgets increase in reaction to terrorist activities and global conflicts. It is estimated that overall titanium consumption will increase in this market sector in 2004 and beyond, but consumption by military applications will offset only a relatively small part of the decrease seen in the commercial aerospace sector.

     Several of today's active U.S. military aircraft programs, including the C-17, F/A-18, F-16 and F-15 began during the Cold War and are forecast to continue production for the foreseeable future. In addition to these established programs, new programs in the United States offer growth opportunities for increased titanium consumption. The F/A-22 Raptor is currently in low-rate initial production, and U.S. Air Force officials have expressed a need for a minimum of 339 airplanes, but cost overruns and development delays may result in reduced procurement over the life of the program. In October 2001, Lockheed-Martin Corporation was awarded what could eventually become the largest military contract ever for the F-35 Joint Strike Fighter ("JSF"). The JSF is expected to enter low-rate initial production in late 2006, and although no specific order and delivery patterns have been established, procurement is expected to extend over the next 30 to 40 years and include as many as 3,000 to 4,000 planes. European military programs also have active aerospace programs offering the possibility for increased titanium consumption. Production levels for the Saab Gripen, Eurofighter Typhoon, Dassault Rafale and Dassault Mirage 2000 are all forecasted to increase over the next decade.

     Since titanium's initial applications in the aerospace sector, the number of end-use markets for titanium has significantly expanded. Established industrial uses for titanium include chemical plants, industrial power plants, desalination plants and pollution control equipment. Titanium continues to gain acceptance in many emerging market applications, including automotive, military armor, energy and architecture. Although titanium is generally higher cost than other competing metals, in many cases customers find the physical properties of titanium to be attractive from the standpoint of weight, performance, longevity, design alternatives, life cycle value and other factors. Although emerging market demand presently represents only about 5% of the total industry demand for titanium mill products today, the Company believes emerging market demand, in the aggregate, could grow at double-digit rates over the next several years. The Company is actively pursuing these markets.

     Although difficult to predict, the automotive market continues to be an attractive emerging segment due to its potential for sustainable long-term growth. For this reason, in 2002, TIMET established a new division, TiMET Automotive, focused on the development of the automobile, truck and motorcycle markets. The division is tasked with developing and marketing proprietary alloys and processes specifically suited for automotive applications and supporting supply chain activities for automotive manufacturers to most cost effectively engineer titanium components. Titanium is now used in several consumer car applications, including the Corvette Z06, Toyota Alteeza, Infiniti Q45, Volkswagen Lupo FSI, Honda S2000 and Mercedes S Class and in numerous motorcycles.

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

     Titanium is also making inroads into other automotive applications, including turbo charger wheels, brake parts and connecting rods. Titanium engine components provide mass-reduction benefits that directly improve vehicle performance and fuel economy. In certain applications, titanium engine components can provide a cost-effective alternative to engine balance shafts to address noise, vibration and harshness while simultaneously improving performance. The decision to select titanium components for consumer car, truck and motorcycle components remains highly cost sensitive; however, the Company believes titanium's acceptance in consumer vehicles will expand as the automotive industry continues to better understand the benefits titanium offers.

     Utilization of titanium on military ground combat vehicles for armor applique and integrated armor or structural components continues to gain acceptance within the military market segment. Titanium armor components provide the necessary ballistic performance while achieving a mission critical vehicle performance objective of reduced weight. In order to counteract increased threat levels, titanium is being utilized on vehicle upgrade programs in addition to new builds. Based on active programs, as well as programs currently under evaluation, the Company believes there will be additional usage of titanium on ground combat vehicles that will provide continued growth in the military market segment.

     The oil and gas market utilizes titanium for down-hole logging tools, critical riser components, fire water systems and saltwater-cooling systems. Additionally, as offshore development of new oil and gas fields moves into the ultra deep-water depths, market demand for titanium's light weight, high strength and corrosion resistance properties is creating new opportunities for the material. The Company has a dedicated group that is focused on developing the expansion of titanium use in this market and in other non-aerospace applications.

     Products and operations. The Company is a vertically integrated titanium manufacturer whose products include (i) titanium sponge, the basic form of titanium metal used in processed titanium products, (ii) melted products (ingot and slab), the result of melting sponge and titanium scrap, either alone or with various other alloying elements, (iii) mill products that are forged and rolled from ingot or slab, including long products (billet and bar), flat products (plate, sheet and strip) and pipe and (iv) fabrications that are cut, formed, welded and assembled from titanium mill products (spools, pipefittings, manifolds, vessels, etc.). During the past three years, all of TIMET's sales revenue was generated by the Company's integrated titanium operations (its "Titanium melted and mill products" segment), its only business segment. Business and geographic segment financial information is included in Note 21 to the Consolidated Financial Statements.

     Titanium sponge (so called because of its appearance) is the commercially pure, elemental form of titanium metal. The first step in TIMET's sponge production involves the chlorination of titanium-containing rutile ores (derived from beach sand) with chlorine and petroleum coke to produce titanium tetrachloride. Titanium tetrachloride is purified and then reacted with magnesium in a closed system, producing titanium sponge and magnesium chloride as co-products. The Company's titanium sponge production facility in Henderson, Nevada incorporates vacuum distillation process ("VDP") technology, which removes the magnesium and magnesium chloride residues by applying heat to the sponge mass while maintaining a vacuum in the chamber. The combination of heat and vacuum boils the residues from the sponge mass, and then the mass is mechanically pushed out of the distillation vessel, sheared and crushed, while the residual magnesium chloride is electrolytically separated and recycled.

     Titanium ingot and slab are solid shapes (cylindrical and rectangular, respectively) that weigh up to 8 metric tons in the case of ingot and up to 16 metric tons in the case of slab. Each ingot or slab is formed by melting titanium sponge, scrap or both, usually with various other alloying elements such as vanadium, aluminum, molybdenum, tin and zirconium. Titanium scrap is a by-product of the forging, rolling, milling and machining operations, and significant quantities of scrap are generated in the production process for finished titanium products and components. The melting process for ingot and slab is closely controlled and monitored utilizing computer control systems to maintain product quality and consistency and to meet customer specifications. In most cases, TIMET uses its ingot and slab as the starting material for further processing into mill products. However, it also sells ingot and slab to third parties.

     Titanium mill products result from the forging, rolling, drawing, welding, cutting and/or extrusion of titanium ingot or slab into products of various sizes and grades. These mill products include titanium billet, bar, rod, plate, sheet, strip and pipe. Fabrications result from the cutting, forming, welding and assembling of titanium mill products into various products such as spools, pipefittings, manifolds and vessels. The Company sends certain products either to the Company's service centers or to outside vendors for further processing before being shipped to customers. The Company's customers either process the Company's products for their ultimate end-use or for sale to third parties.

     During the production process and following the completion of manufacturing, the Company performs extensive testing on its products. The inspection process is critical to ensuring that the Company's products meet the high quality requirements of its customers, particularly in aerospace component production. The Company certifies that its products meet customer specification at the time of shipment for substantially all customer orders.

     The Company is reliant on several outside processors to perform certain rolling, finishing and other processing steps in the U.S., and certain melting and forging steps in France. In the U.S., one of these outside processors is owned by a competitor, and another is operated by a customer. These processors are currently TIMET's primary source for these services. Other processors used in the U.S. are not competitors or customers. In France, the processor is also a joint venture partner in the Company's 70%-owned subsidiary, TIMET Savoie, S.A. ("TIMET Savoie"). During 2003, the Company made significant strides toward reducing the reliance on competitor-owned sources for these services, so that any interruption in these functions should not have a material adverse effect on the Company's business, results of operations, financial position and liquidity.

     Distribution. The Company sells its products through its own sales force based in the U.S. and Europe and through independent agents and distributors worldwide. The Company's marketing and distribution system also includes eight Company-owned service centers (five in the U.S. and three in Europe), which sell the Company's products on a just-in-time basis. The service centers primarily sell value-added and customized mill products including bar, flat-rolled sheet and strip. The Company believes its service centers provide a competitive advantage because of their ability to foster customer relationships, customize products to suit specific customer requirements and respond quickly to customer needs.

     Raw materials. The principal raw materials used in the production of titanium ingot, slab and mill products are titanium sponge, titanium scrap and alloying elements. During 2003, approximately 36% of the Company's melted and mill product raw material requirements were fulfilled with internally produced sponge, 28% with purchased sponge, 30% with titanium scrap and 6% with alloying elements.

     The primary raw materials used in the production of titanium sponge are titanium-containing rutile ore, chlorine, magnesium and petroleum coke. Rutile ore is currently available from a limited number of suppliers around the world, principally located in Australia, South Africa and Sri Lanka. The Company purchases the majority of its supply of rutile ore from Australia. The Company believes the availability of rutile ore will be adequate for the foreseeable future and does not anticipate any interruptions of its rutile supplies, although political or economic instability in the countries from which the Company purchases its rutile could materially adversely affect availability. However, there can be no assurance that the Company will not experience interruptions.

     Chlorine is currently obtained from a single supplier near the Company's sponge plant in Henderson, Nevada. While the Company does not presently anticipate any chlorine supply problems, there can be no assurances the chlorine supply will not be interrupted. In the event of supply disruption, the Company has taken steps to mitigate this risk, including establishing the feasibility of certain equipment modifications to enable it to utilize material from alternative chlorine suppliers or to purchase and utilize an intermediate product which will allow the Company to eliminate the purchase of chlorine if needed. Magnesium and petroleum coke are generally available from a number of suppliers.

     While the Company was one of five major worldwide producers of titanium sponge in 2003, it cannot supply all of its needs for all grades of titanium sponge internally and is dependent, therefore, on third parties for a substantial portion of its sponge requirements. Titanium melted and mill products require varying grades of sponge and/or scrap depending on the customers' specifications and expected end use. TIMET is the only active major U.S. producer of titanium sponge. Presently, TIMET and certain companies in Japan are the only producers of premium quality sponge that currently have complete approval for all significant demanding aerospace applications. During 2003, two other sponge producers received additional qualification of their products for certain critical aerospace applications. This qualification process is likely to continue for several more years.

     Historically, the Company has purchased sponge predominantly from producers in Japan and Kazakhstan. In September 2002, the Company entered into a sponge supply agreement, effective from January 1, 2002 through December 31, 2007, which requires minimum purchases by the Company of approximately $10 million annually through 2007. This agreement replaced a 1997 agreement. The Company has no other long-term sponge supply agreements. Since 2000, the Company has also purchased sponge from the U.S. Defense Logistics Agency ("DLA") stockpile. In 2004, the Company expects to continue to purchase sponge from a variety of sources.

     The Company utilizes a combination of internally produced, customer returned and externally produced titanium scrap at all of its melting locations. Such scrap consists of alloyed and commercially pure solids and turnings. Internally produced scrap is generated in the Company's factories during both melting and mill product processing. Customer returned scrap is generally part of a supply agreement with a customer, which provides a "closed loop" arrangement resulting in supply and cost stability. Externally produced scrap is purchased from a wide range of sources, including customers, collectors, processors and brokers. In 2004, the Company anticipates that approximately half the scrap it will utilize will be purchased from external suppliers. The Company also sells scrap, usually in a form or grade it cannot economically recycle.

     Market forces can significantly impact the supply or cost of externally produced scrap. During cycles in the titanium business, the amount of scrap generated in the supply chain varies. During the middle of the cycle, scrap generation and consumption are in relative equilibrium, minimizing disruptions in supply or significant changes in market prices for scrap. Increasing or decreasing cycles tend to cause significant changes in the market price of scrap. Early in the titanium cycle, when the demand for titanium melted and mill products begins to increase, the Company's requirements (and those of other titanium manufacturers) precede the increase in scrap generation by downstream customers and the supply chain, placing upward pressure on the market price of scrap. The opposite situation occurs when demand for titanium melted and mill products begins to decline, placing downward pressure on the market price of scrap. As a net purchaser of scrap, the Company is susceptible to price increases during periods of increasing demand, although this phenomena normally results in higher selling prices for melted and mill products, which tend to offset the increased material costs.

     All of the Company's major competitors utilize scrap as a raw material in their melt operations. In addition to use by titanium manufacturers, titanium scrap is used in steel-making operations during production of interstitial-free steels, stainless steels and high-strength-low-alloy steels. Current demand for these steel products, especially from China, have produced a significant increase in demand for titanium scrap at a time when titanium scrap generation rates are at low levels because of the lower commercial aircraft build rates. These events are expected to cause a relative shortage of titanium scrap in 2004, resulting in tight supply and higher prices, which will directly impact the approximate 50% of scrap the Company purchases from external sources. The Company's ability to recover these material costs via higher selling prices to its customers is uncertain.

     Various alloying elements used in the production of titanium products are also available from a number of suppliers.

     Customer agreements. The Company has long-term agreements ("LTAs") with certain major aerospace customers, including, among others, The Boeing Company ("Boeing"), Rolls-Royce plc and its German and U.S. affiliates ("Rolls-Royce"), United Technologies Corporation (Pratt & Whitney and related companies) and Wyman-Gordon Company ("Wyman-Gordon," a unit of Precision Castparts Corporation ("PCC")). These agreements expire from 2007 through 2008, subject to certain conditions, and generally provide for (i) minimum market shares of the customers' titanium requirements or firm annual volume commitments and (ii) fixed or formula-determined prices (although some contain elements based on market pricing). Generally, the LTAs require the Company's service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types.

     In certain events of nonperformance by the Company, the LTAs may be terminated early. Although it is possible that some portion of the business would continue on a non-LTA basis, the termination of one or more of the LTAs could result in a material and adverse effect on the Company's business, results of operations, financial position or liquidity. The LTAs were designed to limit selling price volatility to the customer, while providing TIMET with a committed base of volume throughout the aerospace business cycles. To varying degrees, these LTAs effectively obligate TIMET to bear all or part of the risks of increases in raw material and other costs, but also allow TIMET to benefit from decreases in such costs.

     During the third quarter of 2003, the Company and Wyman-Gordon agreed to terminate the 1998 purchase and sale agreement associated with the formation of the titanium castings joint venture previously owned by the two parties. The Company agreed to pay Wyman-Gordon a total of $6.8 million in three quarterly installments in connection with this termination, which included the termination of certain favorable purchase terms. The Company recorded a one-time charge for the entire $6.8 million as a reduction to sales in the third quarter of 2003. Concurrently, the Company entered into new long-term purchase and sale agreements with Wyman-Gordon that expire in 2008.

     In April 2001, the Company reached a settlement of the litigation between TIMET and Boeing related to the parties' LTA entered into in 1997. Pursuant to the settlement, the Company received a cash payment of $82 million from Boeing. Under the terms of the LTA, as amended, in years 2002 through 2007, Boeing advances TIMET $28.5 million annually less $3.80 per pound of titanium product purchased by Boeing subcontractors during the preceding year. Effectively, the Company collects $3.80 less from Boeing than the LTA selling price for each pound of titanium product sold directly to Boeing and reduces the related customer advance recorded by the Company. For titanium products sold to Boeing subcontractors, the Company collects the full LTA selling price, but gives Boeing credit by reducing the next year's annual advance by $3.80 per pound of titanium product sold to Boeing subcontractors. The Boeing customer advance is also reduced as take-or-pay benefits are earned, as described in Note 10 to the Consolidated Financial Statements. Under a separate agreement TIMET must establish and hold buffer stock for Boeing at TIMET's facilities, for which Boeing will pay TIMET as such product is produced. See Item 7 - MD&A for additional information regarding the Boeing LTA.

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

     Markets and customer base. Approximately 55% of the Company's 2003 sales revenue was generated by sales to customers within North America, as compared to 53% in 2002 and 51% in 2001. Approximately 38% of the Company's 2003 sales revenue was generated by sales to European customers, as compared to 40% in 2002 and 39% in 2001. The balance of the Company's sales was to other regions throughout the world. Further information regarding the Company's external sales, net income, long-lived assets and total assets by segment can be found in the Company's Consolidated Balance Sheets, Consolidated Statements of Operations and Note 21 to the Consolidated Financial Statements.

     Approximately 68% of the Company's sales revenue was generated by sales to the aerospace industry in 2003, as compared to 67% in 2002 and 70% in 2001. Sales under the Company's LTAs accounted for approximately 41% of its sales revenue in 2003. Sales to PCC and its related entities approximated 13% of the Company's sales revenue in 2003. Sales to Rolls-Royce and other Rolls-Royce suppliers under the Rolls-Royce LTAs (including direct sales to certain of the PCC-related entities under the terms of the Rolls-Royce LTAs) represented approximately 15% of the Company's sales revenue in 2003. The Company expects that a majority of its 2004 sales revenue will be to the aerospace industry.

     The primary market for titanium products in the commercial aerospace industry consists of two major manufacturers of large (over 100 seats) commercial airframes - Boeing Commercial Airplanes Group (a unit of Boeing) and Airbus (80% owned by European Aeronautic Defence and Space Company and 20% owned by BAE Systems). In addition to the airframe manufacturers, the following four manufacturers of large civil aircraft engines are also significant titanium users - Rolls-Royce, Pratt & Whitney, General Electric Aircraft Engines and Societe Nationale d'Etude et de Construction de Moteurs d'Aviation ("Snecma"). The Company's sales are made both directly to these major manufacturers and to companies (including forgers such as Wyman-Gordon) that use the Company's titanium to produce parts and other materials for such manufacturers. If any of the major aerospace manufacturers were to significantly reduce aircraft and/or jet engine build rates from those currently expected, there could be a material adverse effect, both directly and indirectly, on the Company.

     As of December 31, 2003, the estimated firm order backlog for Boeing and Airbus, as reported by The Airline Monitor, was 2,555 planes, versus 2,649 planes at the end of 2002 and 2,919 planes at the end of 2001. The estimated firm order backlog for wide body planes at year-end 2003 was 701 (27% of total backlog) compared to 709 (27% of total backlog) at the end of 2002 and 801 (27% of total backlog) at the end of 2001. The backlogs for Boeing and Airbus reflect orders for aircraft to be delivered over several years. Changes in the economic environment and the financial condition of airlines can result in rescheduling or cancellation of contractual orders. Accordingly, aircraft manufacturer backlogs are not necessarily a reliable indicator of near-term business activity, but may be indicative of potential business levels over a longer-term horizon.

     Wide body planes (e.g., Boeing 747, 767 and 777 and Airbus A330 and A340) tend to use a higher percentage of titanium in their airframes, engines and parts than narrow body planes (e.g., Boeing 737 and 757 and Airbus A318, A319 and A320), and newer models of planes tend to use a higher percentage of titanium than older models. Additionally, Boeing generally uses a higher percentage of titanium in its airframes than Airbus. For example, the Company estimates that approximately 58 metric tons, 43 metric tons and 18 metric tons of titanium are purchased for the manufacture of each Boeing 777, 747 and 737, respectively, including both the airframes and engines. The Company estimates that approximately 24 metric tons, 17 metric tons and 12 metric tons of titanium are purchased for the manufacture of each Airbus A340, A330 and A320, respectively, including both the airframes and engines.

     At year-end 2003, a total of 129 firm orders had been placed for the Airbus A380 superjumbo jet, a program officially launched in December 2000 with anticipated first deliveries in 2006. Current estimates are that approximately 77 metric tons of titanium (50 metric tons for the airframe and 27 metric tons for the engines) will be purchased for each A380 manufactured, the most of any commercial aircraft. Additionally, Boeing currently plans a mid-2004 production launch for its newly announced model, the 7E7 Dreamliner. Although this airplane will contain more composite materials than a typical Boeing airplane, initial estimates are that approximately 49 metric tons of titanium will be purchased for each 7E7 airframe manufactured. Engine estimates are not yet available for the 7E7.

     Outside of aerospace markets, the Company manufactures a wide range of products, including sheet, plate, tube, bar, billet, pipe and skelp, for customers in the chemical process, oil and gas, consumer, sporting goods, automotive, power generation and armor/armament industries. Approximately 19% of the Company's sales revenue in 2003 and 18% in 2002 and 2001 was generated by sales into industrial and emerging markets, including sales to VALTIMET for the production of condenser tubing. For the oil and gas industry, the Company provides seamless pipe for downhole casing, risers, tapered stress joints and other offshore oil production equipment, including fabrication of sub-sea manifolds. In armor and armament, the Company sells plate products for fabrication into door hatches on fighting vehicles, as well as tank/turret protection.

     In addition to melted and mill products, which are sold into the aerospace, industrial and emerging markets, the Company sells certain other products such as titanium sponge, titanium tetrachloride and fabricated titanium assemblies. Sales of these other products represented 13% of the Company's sales revenue in 2003, 15% in 2002 and 12% in 2001.

     The Company's backlog of unfilled orders was approximately $180 million at December 31, 2003, compared to $165 million at December 31, 2002 and $225 million at December 31, 2001. Substantially the entire 2003 year-end backlog is scheduled for shipment during 2004. The Company's order backlog may not be a reliable indicator of future business activity.

     The Company has explored and will continue to explore strategic arrangements in the areas of product development, production and distribution. The Company also will continue to work with existing and potential customers to identify and develop new or improved applications for titanium that take advantage of its unique qualities.

     Competition. The titanium metals industry is highly competitive on a worldwide basis. Producers of melted and mill products are located primarily in the United States, Japan, France, Germany, Italy, Russia, China and the United Kingdom. There are currently five major, and several minor, producers of titanium sponge in the world. TIMET is currently the only active major U.S. sponge producer.

     Producers of other metal products, such as steel and aluminum, maintain forging, rolling and finishing facilities that could be used or modified without substantial expenditures to process titanium products. The Company believes, however, that entry as a producer of titanium sponge would require a significant capital investment and substantial technical expertise. Titanium mill products also compete with stainless steel, nickel alloys, steel, plastics, aluminum and composites in many applications.

     The Company's principal competitors in the aerospace market are Allegheny Technologies Incorporated and RTI International Metals, Inc., both based in the United States, and Verkhnaya Salda Metallurgical Production Organization ("VSMPO"), based in Russia. These companies, along with certain Japanese producers and certain other companies, are also principal competitors in the industrial and emerging markets. The Company competes primarily on the basis of price, quality of products, technical support and the availability of products to meet customers' delivery schedules.

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

     Generally, imports of titanium products into the U.S. are subject to a 15% "normal trade relations" tariff. For tariff purposes, titanium products are broadly classified as either wrought (billet, bar, sheet, strip, plate and tubing) or unwrought (sponge, ingot and slab).

     The U.S. maintains a trade program, referred to as the "generalized system of preferences" or "GSP" program designed, to promote the economies of a number of lesser- developed countries (referred to as "beneficiary developing countries") by eliminating duties on a specific list of products imported from any of these beneficiary developing countries. Of the key titanium producing countries outside the U.S., Russia and Kazakhstan are currently regarded as beneficiary developing countries under the GSP program.

     For most periods since 1993, imports of titanium wrought products from any beneficiary developing country (notably Russia, as a producer of wrought products) were exempted from U.S. import duties under the GSP program. In 2002, TIMET filed a petition seeking the removal of duty-free treatment under the GSP program for imports of titanium wrought products into the U.S. from Russia. Action on the TIMET petition has been deferred, meaning duty-free treatment on imports of titanium wrought products into the U.S. from Russia will continue for the time being.

     In 2002, Kazakhstan filed a petition with the Office of the U.S. Trade Representative seeking GSP status on imports of titanium sponge into the U.S., which, if granted, would have eliminated the 15% tariff currently imposed on titanium sponge imported into the U.S. from any beneficiary developing country (notably Russia and Kazakhstan, as producers of titanium sponge). On July 1, 2003, Kazakhstan's petition was denied.

     TIMET has successfully resisted, and will continue to resist, efforts to eliminate duties on sponge and unwrought titanium products, and TIMET has pursued and will continue to pursue the removal of GSP status for titanium wrought products, although no assurances can be made that the Company will continue to be successful in these activities. Further reductions in, or the complete elimination of, any or all of these tariffs, including expansion of the GSP program to unwrought titanium products, could lead to increased imports of foreign sponge, ingot and mill products into the U.S. and an increase in the amount of such products on the market generally, which could adversely affect pricing for titanium sponge, ingot and mill products and thus the Company's business, results of operations, financial position or liquidity.

     Research and development. The Company's research and development activities are directed toward expanding the use of titanium and titanium alloys in all market sectors. Key research activities include the development of new alloys, development of technology required to enhance the performance of TIMET's products in the traditional industrial and aerospace markets and applications development in the automotive division and other emerging markets. The Company conducts the majority of its research and development activities at its Henderson Technical Laboratory in Henderson, Nevada, with additional activities at its Witton, England facility. The Company incurred research and development costs of $2.8 million in 2003, $3.3 million in 2002 and $2.6 million in 2001.

     In April 2003, the Company was selected by the United States Defense Advanced Research Projects Agency ("DARPA") to lead a program aimed at commercializing the "FFC Cambridge Process." The FFC Cambridge Process, developed by Professor Derek Fray, Dr. Tom Farthing and Dr. George Chen at the University of Cambridge, represents a potential breakthrough technology in the process of extracting titanium from titanium-bearing ores. This program will receive up to approximately $12.3 million in government funding over the next five years. As part of the program, TIMET is leading a team of scientists from major defense contractors, including General Electric Aircraft Engines, United Defense Limited Partners and Pratt & Whitney, as well as the University of California at Berkeley and the University of Cambridge. The funding is allocated among all of the program partners (including TIMET) to cover program costs. Additionally, TIMET contributes unreimbursed personnel time to assist in the research. In connection with the program, TIMET has negotiated a non-exclusive development and production license for the FFC Cambridge Process technology from British Titanium plc. TIMET is conducting the development work at its Henderson Technical Laboratory. While much work must be done and success is by no means a certainty, the Company considers this a significant opportunity to achieve a meaningful reduction in the cost of producing titanium metal. If successful, the Company believes this would not only make titanium a more attractive material choice within the aerospace industry, but also could provide opportunities to use titanium in non-aerospace applications where its cost might have previously been an obstacle.

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

     Employees. The cyclical nature of the aerospace industry and its impact on the Company's business is the principal reason the Company periodically implements cost reduction restructurings, reorganizations and other changes that impact the Company's employment levels. The following table shows the number of employees at year end for the past 3 years. The 19% decrease in employees from 2001 to 2002 was principally in response to changes in market demand for the Company's products and met the Company's targeted reductions announced during the third quarter of 2002. The increase during 2003 reflects the increase in demand for titanium products during the second half of 2003, somewhat offset by the Company's continued efforts to operate at more efficient levels. The Company currently expects employment to slightly increase throughout 2004 as production continues to increase.


                                                                          Employees at December 31,
                                                          -----------------------------------------------------------
                                                                2003                 2002                 2001
                                                          ------------------    ----------------    -----------------

U.S.                                                             1,266                 1,184              1,462
Europe                                                             789                   772                948
                                                          ------------------    ----------------    -----------------
   Total                                                         2,055                 1,956              2,410
                                                          ==================    ================    =================

     The Company's production, maintenance, clerical and technical workers in Toronto, Ohio, and its production and maintenance workers in Henderson, Nevada are represented by the United Steelworkers of America under contracts expiring in June 2005 and October 2004, for the respective locations. Employees at the Company's other U.S. facilities are not covered by collective bargaining agreements. Approximately 60% of the salaried and hourly employees at the Company's European facilities are represented by various European labor unions. New labor agreements were recently reached with the Company's French employees for 2004 and with the Company's U.K. employees through 2005.

     While the Company currently considers its employee relations to be satisfactory, it is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect the Company's business, results of operations, financial position or liquidity. The Company will be negotiating a new labor contract with its Henderson, Nevada hourly workforce in the third quarter of 2004.

     Regulatory and environmental matters. The Company's operations are governed by various Federal, state, local and foreign environmental and worker safety laws and regulations. In the U.S., such laws include the Occupational, Safety and Health Act, the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. The Company uses and manufactures substantial quantities of substances that are considered hazardous, extremely hazardous or toxic under environmental and worker safety and health laws and regulations. The Company has used and manufactured such substances throughout the history of its operations. As a result, risk of environmental, health and safety issues is inherent in the Company's operations. The Company's operations pose a continuing risk of accidental releases of, and worker exposure to, hazardous or toxic substances. There is also a risk that government environmental requirements, or enforcement thereof, may become more stringent in the future. There can be no assurance that some, or all, of the risks discussed under this heading will not result in liabilities that would be material to the Company's business, results of operations, financial position or liquidity.

     The Company's operations in Europe are similarly subject to various countries' laws and regulations respecting environmental and worker safety matters. Such laws have not had, and are not presently expected to have, a material adverse effect on the Company's business, results of operations, financial position or liquidity.

     The Company believes that its operations are in compliance in all material respects with applicable requirements of environmental and worker health and safety laws. The Company's policy is to continually strive to improve environmental, health and safety performance. The Company incurred capital expenditures related to health, safety and environmental compliance and improvement of approximately $1.9 million in 2003, $1.4 million in 2002 and $2.4 million in 2001. The Company's capital budget provides for approximately $2.9 million of such expenditures in 2004.

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

     Acquisitions and capital transactions during the past five years. In 1998, TIMET (i) purchased for cash $80 million of non-voting convertible preferred securities of Special Metals Corporation ("SMC"), a U.S. manufacturer of wrought nickel-based superalloys and special alloy long products and (ii) entered into a castings joint venture with Wyman-Gordon. In January 2000, the Company sold its interest in the castings joint venture for $7 million and realized a gain of $1.2 million on the sale. In December 2001 and March 2002, the Company determined there had been an other than temporary decline in the fair value of its investment in SMC and reduced the carrying amount of these securities and related dividends and interest to an estimated fair value of $27.5 million and zero, respectively. See Note 5 to the Consolidated Financial Statements.

     Related parties. At December 31, 2003, Valhi, Inc. ("Valhi") and other entities related to Harold C. Simmons held approximately 49.8% of TIMET's outstanding common stock and 40.1% of the outstanding 6.625% mandatorily redeemable convertible preferred securities, beneficial unsecured convertible securities ("BUCS") of the TIMET Capital Trust I ("Capital Trust"). See Notes 1 and 18 to the Consolidated Financial Statements.

     Available information. The Company maintains an Internet website at www.timet.com. The Company's Annual Reports for the years ended December 31, 2003, 2002 and 2001, the Company's Quarterly Reports on Form 10-Q for 2004, 2003 and 2002, any Current Reports on Form 8-K for 2004 and 2003, and any amendments thereto, are or will be available free of charge at such website as soon as reasonably practicable after they are filed or furnished, as applicable, with the SEC. Additionally, the Company's corporate governance guidelines, Code of Ethics, and Audit Committee, Nominations Committee and Management Development and Compensation Committee charters will also be available on the Company's website prior to the Company's 2004 Annual Shareholder Meeting. Such documents will also be provided to shareholders upon request. Such requests should be directed to the attention of TIMET's Corporate Secretary at TIMET's corporate offices located at 1999 Broadway, Suite 4300, Denver, Colorado 80202.

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


                                                                                             Annual Practical
                                                                                              Capacities (3)
                                                                                      --------------------------------
                                                                                         Melted              Mill
         Manufacturing Location                      Products Manufactured              Products           Products
------------------------------------------    ------------------------------------    --------------     -------------
                                                                                               (metric tons)

Henderson, Nevada (1)                         Sponge, Ingot                                 12,250                  -
Morgantown, Pennsylvania (1)                  Slab, Ingot, Raw materials
                                                 processing                                 20,000                  -
Toronto, Ohio (1)                             Billet, Bar, Plate, Sheet, Strip                   -              9,900
Vallejo, California (2)                       Ingot (including non-titanium
                                                 superalloys)                                1,600                  -
Ugine, France (2)                             Ingot, Billet                                  2,450              2,000
Waunarlwydd (Swansea), Wales(1)               Bar, Plate, Sheet                                  -              3,900
Witton, England (2)                           Ingot, Billet, Bar                             8,700              8,000

----------------------------------------------------------------------------------------------------------------------

(1)  Owned facility.
(2)  Leased facility.
(3)  Practical capacities are variable based on production mix and are not additive.


     The Company has operated its major production facilities at varying levels of practical capacity during the past three years. In 2003, the plants operated at approximately 56% of practical capacity, as compared to 55% in 2002 and 75% in 2001. In 2004, the Company's plants are expected to operate at approximately 60% - 65% of practical capacity. However, practical capacity and utilization measures can vary significantly based upon the mix of products produced.

     United States production. The Company's VDP sponge facility is expected to operate at approximately 92% of its annual practical capacity of 8,600 metric tons during 2004, up from approximately 73% in 2003. VDP sponge is used principally as a raw material for the Company's melting facilities in the U.S. and Europe. Approximately 1,200 metric tons of VDP production from the Company's Henderson, Nevada facility were used in Europe during 2003, which represented approximately 32% of the sponge consumed in the Company's European operations. The Company expects the consumption of VDP sponge in its European operations to be approximately 35% - 40% of their sponge requirements in 2004. The raw materials processing facility in Morgantown, Pennsylvania primarily processes scrap used as melting feedstock, either in combination with sponge or separately.

     Sponge for melting requirements in the U.S. that is not supplied by the Company's Henderson, Nevada plant is purchased principally from the DLA stockpile and suppliers in Kazakhstan and Japan.

     The Company's U.S. melting facilities in Henderson, Nevada and Morgantown, Pennsylvania produce ingot and slab, which are either sold to third parties or used as feedstock for the Company's mill products operations. These melting facilities are expected to operate at approximately 70% of aggregate annual practical capacity in 2004, up from 58% in 2003.

     Titanium mill products are produced by TIMET in the U.S. at its forging and rolling facility in Toronto, Ohio, which receives ingot or slab principally from the Company's U.S. melting facilities. The Company's U.S. forging and rolling facility is expected to operate at approximately 58% of annual practical capacity in 2004, up from 53% in 2003. Capacity utilization across the Company's individual mill product lines varies.

     European production. The Company conducts its operations in Europe primarily through its wholly-owned subsidiaries TIMET UK, Ltd. ("TIMET UK") and Loterios S.p.A. ("Loterios") and its 70%-owned subsidiary TIMET Savoie. TIMET UK's Witton, England facilities are leased pursuant to long-term capital leases expiring in 2026. TIMET Savoie has the right to utilize portions of the Ugine, France plant of Compagnie Europeenne du Zirconium-CEZUS, S.A. ("CEZUS"), the 30% minority partner in TIMET Savoie, pursuant to an agreement expiring in 2006.

     TIMET UK's melting facility in Witton, England produces VAR ingot used primarily as feedstock for its forging operations, also in Witton. The forging operations process the ingot principally into billet product for sale to third parties or into an intermediate product for further processing into bar or plate at its facility in Waunarlwydd, Wales. TIMET UK's melting and mill products production in 2004 is expected to operate at approximately 69% and 51%, respectively, of annual practical capacity, compared to 51% and 47%, respectively, in 2003.

     The capacity of TIMET Savoie in Ugine, France is to a certain extent dependent upon the level of activity in CEZUS' zirconium business, which may from time to time provide TIMET Savoie with capacity in excess of that which CEZUS is contractually required to provide. During 2004, TIMET Savoie expects to operate at approximately 61% of the maximum annual capacity that CEZUS is contractually required to provide, which is equivalent to the 2003 level.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 2003 or through March 2, 2004.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     TIMET's  common  stock is traded on the New York  Stock  Exchange  (symbol:
"TIE"). The high and low sales prices for the Company's common stock during 2002 and 2003 are set forth below. All prices have been adjusted to reflect the one-for-ten reverse stock split, which became effective after the close of trading on February 14, 2003.



Year ended December 31, 2003:                                                         High                 Low
                                                                                -----------------    -----------------
   First quarter                                                                $       24.40        $       15.60
   Second quarter                                                                       35.00                20.95
   Third quarter                                                                        38.40                29.15
   Fourth quarter                                                                       60.20                33.50

Year ended December 31, 2002:
   First quarter                                                                $       54.00        $       32.50
   Second quarter                                                                       53.00                35.00
   Third quarter                                                                        40.20                16.50
   Fourth quarter                                                                       22.90                 9.10


     On March 2, 2004, the closing price of TIMET common stock was $83.40 per share. As of March 2, 2004, there were 327 shareholders of record of TIMET common stock, which the Company estimates represent approximately 5,000 actual shareholders.

     In the third quarter of 1999, the Company suspended payment of quarterly dividends on its common stock. The Company's U.S. credit agreement, entered into in early 2000 and as amended in 2001 and 2002, and the Indenture pursuant to which the Subordinated Debentures were issued, permit the payment of dividends on the Company's common stock and the repurchase of common shares under specified conditions. However, in October 2002, the Company exercised its right to defer future interest payments on TIMET's 6.625% Convertible Junior Subordinated Debentures due 2026 ("Subordinated Debentures") held by the Capital Trust for a period of up to 20 consecutive quarters. This deferral was effective beginning with the Company's December 1, 2002 scheduled interest payment. The Company's Board of Directors will consider resuming interest payments on the Subordinated Debentures once the longer-term outlook for the Company's business improves substantially. The Company is permitted to resume current interest payments at any time; however, payment of all deferred interest is required to terminate a deferral period. Since the Company exercised its right to defer interest payments on the Subordinated Debentures, it is unable under the terms of these securities to, among other things, pay dividends on, redeem, purchase or make a liquidation payment with respect to its capital stock during the deferral period. However, the Company is permitted to purchase BUCS during the deferral period, subject to certain U.S. credit facility limitations. See Notes 11 and 12 to the Consolidated Financial Statements.

ITEM 6: SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - MD&A.


                                                                      Year ended December 31,
                                              -------------------------------------------------------------------------
                                                 2003           2002           2001           2000            1999
                                              -----------    -----------    -----------    ------------     -----------
                                                      ($ in millions, except per share and selling price data)
STATEMENT OF OPERATIONS DATA:
   Net sales                                  $    385.3     $    366.5     $    486.9     $    426.8       $    480.0
   Gross margin                                     17.0           (3.1)          39.9            3.9             25.5
   Operating income (loss) (1)                       5.4          (20.8)          64.5          (41.7)           (31.4)
   Interest expense (7)                             16.4           17.1           18.3           21.5             20.8
   Net income (loss) (1)                      $    (13.1)    $   (111.5)    $    (41.8)    $    (38.9)      $    (31.4)
   Earnings (loss) per share:
     Basic and diluted (1)(2)(6)              $    (4.12)    $   (35.29)    $   (13.26)    $   (12.40)      $   (10.01)
   Cash dividends per share (6)               $        -     $        -     $        -     $        -       $     1.20

BALANCE SHEET DATA:
   Cash and cash equivalents (8)              $     37.3     $      6.4     $     24.5     $      9.8       $     20.7
   Total assets (1)(7)                             567.4          570.1          705.6          765.7            889.4
   Bank indebtedness (3)                               -           19.4           12.4           44.9            117.4
   Capital lease obligations                        10.3           10.2            8.9            8.8             10.1
   Debt payable to TIMET Capital Trust I           207.5          207.5          207.5          207.5            207.5
   Stockholders' equity                       $    158.8     $    159.4     $    298.1     $    357.5       $    408.1

OTHER OPERATING DATA:
   Cash flows provided (used) by:
     Operating activities                     $     65.8     $    (13.6)    $     62.6     $     65.4       $     19.5
     Investing activities                          (14.5)          (7.5)         (16.1)          (4.2)           (21.7)
     Financing activities                          (22.1)           3.6          (31.4)         (72.8)             8.6
                                              -----------    -----------    -----------    ------------     -----------
       Net provided (used)                    $     29.2     $    (17.5)    $     15.1     $    (11.6)      $      6.4

   Mill product shipments (4)                        8.9            8.9           12.2           11.4             11.4
   Average mill product prices (4)            $    31.50     $    31.40     $    29.80     $    28.70       $    33.00
   Melted product shipments (4)                      4.7            2.4            4.4            3.5              2.5
   Average melted product prices (4)          $    12.15     $    14.50     $    14.50     $    13.65       $    14.20
   Active employees at December 31                 2,055          1,956          2,410          2,220            2,350
   Order backlog at December 31(5)            $    180.0     $    165.0     $    225.0     $    245.0       $    195.0
   Capital expenditures                       $     12.5     $      7.8     $     16.1     $     11.2       $     24.8
-----------------------------------------------------------------------------------------------------------------------

(1) See the notes to the Consolidated Financial Statements and Item 7 - MD&A for items that materially affect the 2003, 2002 and 2001 periods. In 2000, the Company recorded (i) a $2.0 million gain on the termination of a sponge purchase agreement with Union Titanium Sponge Corporation at the operating income (loss) level, (ii) a $1.2 million gain on the sale of a castings joint venture at the non-operating income (loss) level and (iii) a $1.3 million loss on early extinguishment of debt at the non-operating income
     (loss) level. In 1999, the Company recorded $4.5 million of pre-tax restructuring charges at the operating income (loss) level.
(2)  Antidilutive in all periods.
(3)  Bank indebtedness represents notes payable and current and noncurrent debt.
(4) Shipments in thousands of metric tons. Average selling prices stated per kilogram.
(5) Order backlog is defined as unfilled purchase orders, which are generally subject to deferral or cancellation by the customer under certain conditions.
(6) Amounts have been adjusted to reflect the Company's one-for-ten reverse stock split, which became effective after the close of trading on February 14, 2003.
(7) Amounts have been retroactively restated from prior year presentation based upon the Company's deconsolidation of the Capital Trust. See Notes 2 and 12 to the Consolidated Financial Statements.
(8)  Includes restricted cash and cash equivalents.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Overview. The titanium industry derives a substantial portion of its demand from the aerospace industry, most specifically the highly cyclical commercial aerospace sector. The Company estimates that aggregate industry shipment volume for titanium mill products in 2003 was derived from the following markets: 42% from aerospace; 53% from industrial; and 5% from emerging. The commercial aerospace sector is the principal driver of titanium consumed in the aerospace markets, accounting for shipments of approximately 15,700 metric tons in 2003, which represent about 78% of mill product aerospace industry shipments and about 33% of aggregate mill product industry shipments. Mill product shipments into the military aerospace sector in 2003 were approximately 4,400 metric tons, which represent about 22% of mill product aerospace industry shipments and about 9% of aggregate mill product shipments. The Company's business is more dependent on aerospace demand than the overall titanium industry, as approximately 68% of its mill product sales volume in 2003 was represented by sales to the aerospace industry (57% commercial aerospace and 11% military aerospace).

     During the third quarter of 2003, the Company and Wyman-Gordon agreed to terminate the 1998 purchase and sale agreement associated with the formation of the titanium castings joint venture previously owned by the two parties. The Company agreed to pay Wyman-Gordon a total of $6.8 million in three quarterly installments in connection with this termination, which included the termination of certain favorable purchase terms. The Company recorded a one-time charge for the entire $6.8 million as a reduction to sales in the third quarter of 2003. The Company paid the first two installments aggregating $4.0 million to Wyman-Gordon during 2003 and will pay the remaining $2.8 million in the first quarter of 2004. Concurrently, the Company and Wyman-Gordon entered into new long-term purchase and sale agreements covering the sale of TIMET products to various Wyman-Gordon locations through 2008. The Company expects the new agreements to, among other things, improve its future plant operating rates.

     During 2003, the Company focused on (i) vigorously reducing costs throughout the business, (ii) increasing capacity utilization, (iii) improving management of working capital, especially inventory, and (iv) improving on-time delivery and customer service. Based upon this focus, the Company was able to realize substantial cost savings during 2003, primarily in the areas of manufacturing and operational performance, yield improvements and selling, general and administrative costs. While some of these savings were non-recurring, a majority of the savings will continue and positively affect future results.

     The Company's successful cost reduction efforts and increased capacity utilization, coupled with increased melted product sales volume, provided for lower unit costs and decreasing book inventories during 2003, for which the Company reduced its LIFO inventory reserve at the end of 2003 as compared to the end of 2002. As a result, the Company reduced cost of sales by $11.4 million in 2003. This compared with an increase in the Company's LIFO inventory reserve at the end of 2002 as compared to the end of 2001, for which the Company increased cost of sales by $9.3 million in 2002, and with a decrease in the Company's LIFO inventory reserve at the end of 2001 as compared to the end of 2000, for which the Company decreased cost of sales by $5.0 million in 2001.

     In November 1996, the Capital Trust issued $201.3 million BUCS and $6.2 million 6.625% common securities. TIMET owns all of the outstanding common securities of the Capital Trust, and the Capital Trust is a wholly-owned subsidiary of TIMET. The Capital Trust used the proceeds from such issuance to purchase from the Company $207.5 million principal amount of TIMET's 6.625% Subordinated Debentures. The sole assets of the Capital Trust are the Subordinated Debentures. Based on the requirements of Financial Accounting Standards Board Interpretation No. 46 Revised ("FIN 46R"), the Company deconsolidated the Capital Trust as of December 31, 2003. Upon such deconsolidation, the Company now reflects both its investment in the common securities of the Capital Trust, as well as its debt payable to the Capital Trust, separately on its Consolidated Balance Sheets. Additionally, interest payments on the debt are reflected as interest expense and dividends on the common securities are reflected as equity in earnings of the unconsolidated Capital Trust on the Consolidated Statements of Operations. Under previous accounting rules, the Company consolidated the Capital Trust, reflected a minority interest related to the BUCS on its Consolidated Balance Sheets and reported minority interest dividend expense on its Consolidated Statements of Operations. All periods presented in this Annual Report have been retroactively restated, as permitted by FIN 46R, to allow for comparability with the December 31, 2003 presentation.

     Summarized financial information. The table below summarizes certain information regarding the Company's results of operations for the past three years. Average selling prices, as reported by the Company, are a reflection not just of actual selling prices received by the Company, but also include other related factors such as currency exchange rates and customer and product mix in a given period. Consequently, changes in average selling prices from period to period will be impacted by changes occurring not just in actual prices, but by these other factors as well. The percentage change information presented below represents changes from the respective prior year. See "Results of Operations - Outlook" for further discussion of the Company's business expectations for 2004.


                                                                               Year ended December 31,
                                                                ------------------------------------------------------
                                                                     2003               2002                2001
                                                                ---------------    ----------------    ---------------
                                                                                  ($ in thousands)

Net sales                                                       $     385,304      $     366,501       $     486,935
Gross margin                                                           17,030             (3,123)             39,893
Operating income (loss)                                                 5,432            (20,849)             64,480

Gross margin percent of net sales                                          4%                -1%                  8%

Percentage change in:
   Sales volume:
     Melted products                                                      +97                -46                 +27
     Mill products                                                          -                -27                  +7

   Average selling prices - includes changes in product mix:
       Melted products                                                    -16                  -                  +6
       Mill products                                                        -                 +5                  +4

   Selling prices - excludes changes in product mix:
       Melted products                                                    -12                 -1                  +8
       Mill products in U.S. dollars                                       -3                 +4                   -
       Mill products in billing currencies (1)                             -7                 +3                  +2
----------------------------------------------------------------------------------------------------------------------

(1)  Excludes the effect of changes in foreign currencies.


     Based upon the terms of the Company's amended LTA with Boeing, the Company receives an annual $28.5 million (less $3.80 per pound of titanium product sold to Boeing subcontractors in the preceding year) customer advance from Boeing in January of each year related to Boeing's purchases from TIMET for that year. This advance continues through 2007. The terms of the amended LTA allow Boeing to purchase up to 7.5 million pounds of titanium product annually from TIMET through 2007, but limit TIMET's maximum quarterly volume obligation to 3.0 million pounds. The LTA is structured as a take-or-pay agreement such that, beginning in calendar year 2002, Boeing forfeits $3.80 per pound of its advance payment in the event that its orders for delivery are less than 7.5 million pounds in any given calendar year. The Company recognizes income to the extent Boeing's year-to-date orders for delivery plus TIMET's maximum quarterly volume obligations for the remainder of the year total less than 7.5 million pounds. This income is recognized as other operating income and is not included in sales revenue, sales volume or gross margin. During 2003 and 2002, the Company recognized $23.1 million and $23.4 million, respectively, of other operating income relative to these take-or-pay provisions. Had the Company not benefited from such provisions, the Company's results would have been as follows:


                                                                                       Year ended December 31,
                                                                                --------------------------------------
                                                                                      2003                 2002
                                                                                -----------------    -----------------
                                                                                           (In thousands)

Operating income (loss), as reported                                            $         5,432      $       (20,849)
Less Boeing take-or-pay income                                                           23,083               23,408
                                                                                -----------------    -----------------
Operating loss, excluding Boeing take-or-pay                                    $       (17,651)     $       (44,257)
                                                                                =================    =================

Net loss, as reported                                                           $       (13,057)     $      (111,530)
Less Boeing take-or-pay income                                                           23,083               23,408
                                                                                -----------------    -----------------
Net loss, excluding Boeing take-or-pay                                          $       (36,140)     $      (134,938)
                                                                                =================    =================


     Because the Boeing take-or-pay income continues only through 2007, the Company is striving to improve its results of operations such that the Company will generate net income exclusive of any Boeing take-or-pay income, and the Company analyses its historical results exclusive of such income. Therefore, the Company believes that presenting its operating loss and net loss excluding the Boeing take-or-pay income better measures the results of its underlying business.

     2003 operations. The Company's melted product sales increased 65% from $34.8 million during 2002 to $57.4 million during 2003 primarily due to a 97% increase in melted product sales volume, partially offset by a 16% decrease in melted product average selling prices. Melted products consist of ingot and slab and are generally only sold in U.S. dollars. Melted product sales increased principally as a result of new customer relationships, share gains and changes in product mix. Excluding the effects of changes in product mix, melted product selling prices decreased 12% during 2003 compared to 2002.

     Mill product sales increased 1% from $278.2 million during 2002 to $279.6 million during 2003. This increase was principally due to slight increases in both mill product sales volume and mill product average selling prices (average selling prices use actual product mix and foreign currency exchange rates prevailing during the respective periods) and changes in product mix. Mill product average selling prices were positively affected by the weakening of the U.S. dollar compared to the British pound sterling and the euro. Mill product selling prices expressed in U.S. dollars (using actual foreign currency exchange rates prevailing during the respective periods) decreased 3% during 2003 compared to 2002. In billing currencies (which exclude the effects of foreign currency translation), mill product selling prices decreased 7% during 2003 compared to 2002.

     As previously discussed, net sales during 2003 were reduced by the $6.8 million one-time charge incurred by the Company to terminate a purchase and sale agreement between the Company and Wyman-Gordon.

     Gross margin (net sales less cost of sales) was 4% of net sales during 2003, compared to negative 1% during 2002. The improvement in gross margin was primarily a result of the Company's continued cost reduction efforts, slightly improved plant operating rates (from 55% during 2002 to 56% during 2003) and favorable raw material mix. Additionally, as previously discussed, the Company reduced its LIFO inventory reserve at the end of 2003 as compared to the end of 2002, resulting in a reduction in cost of sales by $11.4 million in 2003. This compared with an increase in the Company's LIFO inventory reserve at the end of 2002 compared to the end of 2001, for which the Company increased cost of sales by $9.3 million in 2002. Gross margin during 2003 was also positively impacted by the Company's revision of its estimate of probable loss associated with the previously reported tungsten inclusion matter. Based upon an analysis of information pertaining to asserted and unasserted claims, the Company reduced its accrual for pending and future customer claims, resulting in a $1.7 million reduction in cost of sales during 2003. See Note 19 to the Consolidated
Financial Statements. Gross margin during 2003 was adversely impacted by the $6.8 million reduction in sales relating to the termination of the Wyman-Gordon agreement.

     Selling, general, administrative and development expenses decreased 15% from $43.0 million during 2002 to $36.4 million during 2003, principally as a result of lower personnel and travel costs, as well as focused cost control in other administrative areas.

     Equity in earnings of joint ventures decreased 77% from $2.0 million during 2002 to $0.5 million during 2003, principally due to a decrease in the operating results of VALTIMET, the Company's minority-owned welded tube joint venture.

     Net other operating income (expense) increased 5% from income of $23.3 million during 2002 to income of $24.4 million during 2003, principally due to gains of $0.5 million and $0.6 million related to the settlement of certain litigation in the first quarter and fourth quarters, respectively, of 2003. Based on actual purchases of approximately 1.4 million pounds during 2003, the Company recognized $23.1 million of other operating income for the 6.1 million pounds of product that Boeing did not purchase under the LTA during 2003. The Company recognized $23.4 million of other operating income related to these take-or-pay provisions during 2002.

     2002 operations. The Company's melted product sales decreased 46% from $64.1 million during 2001 to $34.8 million during 2002 primarily due to a 46% decrease in melted product sales volume and changes in product mix. Melted products consist of ingot and slab and are generally only sold in U.S. dollars. Melted product average selling prices did not change during 2002 compared to 2001. Excluding the effects of changes in product mix, melted product selling prices decreased 1% during 2002 compared to 2001.

     Mill product sales decreased 23% from $363.3 million in 2001 to $278.2 million in 2002. This decrease was principally due to a 27% decrease in mill product sales volume and changes in product mix. The Company's estimated sales volume to the commercial aerospace sector declined approximately 37% during 2002 compared to 2001. Mill product average selling prices during 2002 increased 5% compared to 2001. In billing currencies, mill product selling prices increased 3% over 2001 levels. Mill product selling prices expressed in U.S. dollars increased 4% during 2002 compared to 2001.

     Gross margin was negative 1% of net sales during 2002, compared to 8% in 2001. Gross margin in 2002 was most adversely impacted by the decline in production volume and the related impact on manufacturing overhead costs, as average plant operating rates declined from approximately 75% of capacity in 2001 to approximately 55% in 2002. Because of higher unit costs and increasing book inventories during 2002, the Company increased its LIFO inventory reserve at the end of 2002 as compared to the end of 2001, for which the Company increased cost of sales by $9.3 million in 2002. This compared with a decrease in the Company's LIFO inventory reserve at the end of 2001 compared to the end of 2000, for which the Company decreased cost of sales by $5.0 million in 2001. In addition, the Company recorded certain provisions for excess and slow moving inventories during 2002 that, due to business conditions existing during 2002 (including a number of customer order cancellations) were approximately $5.3 million greater than in 2001. The Company also incurred severance costs of approximately $1.7 million related to global workforce reductions undertaken throughout 2002. Gross margin during 2001 was adversely impacted by $3.3 million of estimated costs related to the tungsten inclusion matter described above and $10.8 million of equipment impairment charges. Gross margin during 2001 was also adversely impacted by goodwill amortization of $4.6 million, as effective January 1, 2002 the Company ceased amortization of its goodwill. See Note 7 to the Consolidated Financial Statements.

     Selling, general, administrative and development expenses decreased 17% from $51.8 million during 2001 to $43.0 million during 2002, principally due to the inclusion of a one-time payment of $6.2 million of incentive compensation related to the Boeing settlement in 2001 (discussed in "2001 operations") and lower personnel related costs in 2002, partially offset by higher selling and marketing costs in 2002.

     Equity in earnings of joint ventures decreased 21% from $2.5 million during 2001 to $2.0 million during 2002 principally due to a decrease in the earnings of VALTIMET.

     Net other operating income (expense) decreased 68% from income of $73.6 million during 2001 to income of $23.3 million during 2002. The decrease was due to the Company's settlement of litigation with Boeing whereby the Company recognized $73.0 million of income during 2001, partially offset by the $23.4 million of income the Company recognized under the take-or-pay provisions of its LTA with Boeing for the 6.2 million pounds of titanium product that Boeing did not purchase under the LTA during 2002. See Note 15 to the Consolidated Financial Statements.

     Non-operating income (expense).


                                                                               Year ended December 31,
                                                                ------------------------------------------------------
                                                                     2003               2002                2001
                                                                ---------------    ----------------    ---------------
                                                                                    (In thousands)

Interest expense on bank debt                                   $      (2,017)     $      (3,381)      $      (4,060)
Interest expense on debt payable to the Capital Trust                 (14,402)           (13,763)            (14,273)
                                                                ---------------    ----------------    ---------------
                                                                $     (16,419)     $     (17,144)      $     (18,333)
                                                                ===============    ================    ===============

Dividends and interest income                                   $         383      $         118       $       5,460
Equity in earnings of common
   securities of the Capital Trust                                        432                413                 423
SMC impairment charge                                                       -            (27,500)            (61,519)
Surety bond guarantee                                                    (449)            (1,575)                  -
Foreign exchange (loss) gain                                             (189)              (587)                 92
Other income (expense), net                                              (471)              (762)                 18
                                                                ---------------    ----------------    ---------------
                                                                $        (294)     $     (29,893)      $     (55,526)
                                                                ===============    ================    ===============

                                       23

     Interest expense on bank debt for 2003 decreased 40% compared to 2002, primarily due to lower average outstanding borrowings, as the Company generated positive cash flow from operations and was able to reduce its bank borrowings to zero by year-end 2003. Interest expense on bank debt for 2002 decreased 17% compared to 2001 primarily due to lower average outstanding borrowings and lower interest rates during 2002.

     Annual interest expense on the Company's Subordinated Debentures payable to the Capital Trust approximates $13.7 million, exclusive of any accrued interest on deferred interest payments. In October 2002, the Company exercised its right to defer future interest payments on this debt effective with the Company's December 1, 2002 scheduled interest payment. Interest continues to accrue at the 6.625% coupon rate on the principal and unpaid interest and has been classified as long-term in the Consolidated Financial Statements. The Company's Board of Directors will consider resuming payment of interest on this debt once the longer-term outlook for the Company's business improves substantially. In April 2000, the Company also exercised its right to defer future interest payments on this debt. On June 1, 2001, the Company resumed those interest payments and paid all previously deferred interest payments. See Note 12 to the Consolidated Financial Statements.

     Dividends and interest income during 2003 and 2002 consisted solely of interest income earned on cash and cash equivalents. Dividends and interest income in 2001 consisted principally of dividends on the Company's investment in $80 million non-voting convertible preferred securities of SMC. As previously reported, the Company assessed its investment in the SMC securities during the fourth quarter of 2001 and recorded a $61.5 million impairment charge to reduce the carrying amount of this investment, including accrued dividends and interest, to an estimated fair value of $27.5 million as of December 31, 2001. In March 2002, SMC and its U.S. subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Company undertook a further assessment of its investment and subsequently recorded a $27.5 million impairment charge during the first quarter of 2002, which reduced the Company's carrying amount of its investment in the SMC securities to zero. Under the terms of SMC's Second Amended Joint Plan of Reorganization, which was approved by the Bankruptcy Court on November 26, 2003, the convertible preferred securities were cancelled. Although the Company does have certain rights as an unsecured creditor under the SMC Plan of Reorganization related to the unpaid dividends, the Company does not believe that it will recover any material amount from this investment.

     TIMET is the primary obligor on two $1.5 million workers' compensation bonds issued on behalf of a former subsidiary, Freedom Forge Corporation ("Freedom Forge"), which TIMET sold in 1989. The bonds were provided as part of the conditions imposed on Freedom Forge in order to self-insure its workers' compensation obligations. Freedom Forge filed for Chapter 11 bankruptcy protection on July 13, 2001, and discontinued payment on the underlying workers' compensation claims in November 2001. During 2002, TIMET received notices that the issuers of the bonds were required to make payments on one of the bonds with respect to certain of these claims and were requesting reimbursement from TIMET. Based upon loss projections, the Company accrued $0.9 million in the third quarter of 2002 and $0.7 million (including $0.1 million in legal fees reimbursable to the issuer of the bonds) in the fourth quarter of 2002 for this bond as other non-operating expense. Through December 31, 2003, TIMET has reimbursed the issuer approximately $0.8 million under this bond and $0.8 million remains accrued for future payments. During 2003, TIMET received notice that certain claimants had submitted claims under the second bond. Accordingly, the Company accrued $50,000 for this bond in the third quarter of 2003 and an additional $0.4 million for this bond in the fourth quarter of 2003 as other non-operating expense. As of December 31, 2003, payments under the second bond have been less than $0.1 million, and $0.4 million remains accrued for future payments. TIMET may revise its estimated liability under these bonds in the future as additional facts become known or claims develop.

     Income taxes. Based on the Company's recent history of U.S. losses, its near-term outlook and management's evaluation of available tax planning strategies, in the fourth quarter of 2001 the Company concluded that realization of its previously recorded U.S. deferred tax assets did not continue to meet the "more-likely-than-not" recognition criteria and increased its U.S. deferred tax valuation allowance by $35.5 million. Additionally, the Company determined that it would not recognize a deferred tax benefit related to either future U.S. losses or future increases in U.S. minimum pension liabilities continuing for an uncertain period of time. Accordingly, the Company increased its U.S. deferred tax valuation allowance by $40.2 million in 2002 and by $0.2 million in 2003.

     During the fourth quarter of 2002, the Company was required to record a charge to other comprehensive loss to reflect an increase in its U.K. minimum pension liability. The related tax effect of this charge resulted in the Company's shifting from a net deferred tax liability position to a net deferred tax asset position. Based on the Company's recent history of U.K. losses, its near-term outlook and management's evaluation of available tax planning strategies, the Company determined that it would not recognize this deferred tax asset because it did not meet the "more-likely-than-not" recognition criteria and recorded a U.K. deferred tax asset valuation allowance of $7.2 million through other comprehensive income. Additionally, the Company determined that it would not recognize deferred tax benefits related either to future U.K. losses or future increases in U.K. minimum pension liabilities for an uncertain period of time. Accordingly, the Company increased its U.K. deferred tax valuation allowance by $5.5 million in 2003.

     During the first quarter of 2002, the Job Creation and Worker Assistance Act of 2002 (the "JCWA Act") was signed into law. The Company benefits from provisions of the JCWA Act, which liberalized certain net operating loss and alternative minimum tax restrictions. As a result, the Company recognized $1.8 million of refundable U.S. income taxes during the first quarter of 2002. The Company received $0.8 million of this refund in the fourth quarter of 2002 and the remaining $1.0 million in the third quarter of 2003.

     See also Note 16 to the Consolidated Financial Statements.

     Minority interest. Minority interest relates primarily to the 30% interest in TIMET Savoie held by CEZUS. See Note 13 to the Consolidated Financial Statements.

     Cumulative effect of change in accounting principle. On January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, and recognized (i) an asset retirement cost capitalized as an increase to the carrying value of its property, plant and equipment of approximately $0.2 million, (ii) accumulated depreciation on such capitalized cost of approximately $0.1 million and (iii) a liability for the asset retirement obligation of approximately $0.3 million. The asset retirement obligation recognized relates primarily to landfill closure and leasehold restoration costs.

     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and recorded a non-cash goodwill impairment charge of $44.3 million, representing the entire balance of the Company's recorded goodwill at January 1, 2002.

     See further discussion regarding the Company's adoption of these accounting principles in Notes 2 and 7 to the Consolidated Financial Statements.

     European operations. The Company has substantial operations and assets located in Europe, principally in the United Kingdom, France and Italy. Titanium is sold worldwide, and many similar factors influence the Company's U.S. and European operations. Approximately 42% of the Company's sales revenue originated in Europe in 2003, of which approximately 64% was denominated in the British pound sterling or the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for the Company's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of the Company's European subsidiaries are those of their respective countries, and the European subsidiaries are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of the Company's European operations may be in U.S. dollars or in functional currencies. The Company's export sales from the U.S. are denominated in U.S. dollars and as such are not subject to currency exchange rate fluctuations.

     The Company does not use currency contracts to hedge its currency exposures. Net currency transaction gains/losses included in results of operations were losses of $0.2 million in 2003 and $0.6 million in 2002 and a gain of $0.1 million in 2001. At December 31, 2003, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $26.5 million and $41.7 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable and accounts payable.

     Related party transactions. The Company is a party to certain transactions with related parties. See Note 18 to the Consolidated Financial Statements.

     Supplemental information. The Company completed a reverse split of its common stock (one share of post-split common stock for each outstanding ten shares of pre-split common stock) effective after the close of trading on February 14, 2003. All share and per share disclosures for all periods presented in this MD&A have been adjusted to give effect to the reverse stock split.

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

     The cyclical nature of the aerospace industry has been the principal driver of the historical fluctuations in the performance of most titanium companies. Over the past 20 years, the titanium industry had cyclical peaks in mill product shipments in 1989, 1997 and 2001 and cyclical lows in 1983, 1991 and 1999. Demand for titanium reached its highest level in 1997 when industry mill product shipments reached approximately 60,000 metric tons. However, since that peak, industry mill product shipments have fluctuated significantly, primarily due to a continued change in demand for titanium from the commercial aerospace sector. In 2002, industry shipments approximated 50,000 metric tons, and in 2003 the Company estimates industry shipments approximated 48,000 metric tons. The
Company currently expects total industry mill product shipments in 2004 will increase from 2003 levels to at least 51,000 metric tons.

     Although the commercial airline industry continues to face significant challenges, recent economic data show signs of an improving business environment in that sector. According to The Airline Monitor, the worldwide commercial airline industry reported an estimated operating loss of approximately $3.5 billion in 2003, compared to a $7.3 billion loss in 2002 and an $11.7 billion loss in 2001. The Airline Monitor is currently forecasting operating income of approximately $6.3 billion for the industry in 2004. Furthermore, global airline passenger traffic returned to pre-September 11, 2001 levels in November of 2003. Although these appear to be positive signs, the Company currently believes that industry mill product shipments into the commercial aerospace sector will be somewhat flat in 2004 and show a modest upturn in 2005.

     The Airline Monitor traditionally issues forecasts for commercial aircraft deliveries each January and July. According to The Airline Monitor, large commercial aircraft deliveries totaled 579 (including 154 wide bodies) in 2003. The Airline Monitor's most recently issued forecast (January 2004) calls for 575 deliveries in 2004, 540 deliveries in 2005 and 510 deliveries in 2006. Relative to 2003, these forecasted delivery rates represent anticipated declines of about 1% in 2004, 7% in 2005 and 12% in 2006. From 2007 through 2011, The Airline Monitor calls for a continued increase each year in large commercial aircraft deliveries, with forecasted deliveries of 620 aircraft in 2008, exceeding 2003 levels. Deliveries of titanium generally precede aircraft deliveries by about one year, although this varies considerably by titanium product. This correlates to the Company's cycle, which historically precedes the cycle of the aircraft industry and related deliveries.

     Although the current business environment continues to make it difficult to predict future performance, the Company expects sales revenue in 2004 to increase to between $425 million and $445 million, reflecting the combined effects of increases in sales volume and market share and relative weakness of the U.S. dollar as compared to the British pound sterling and the euro, partially offset by customer and product mix. Mill product sales volume, which was 8,875 metric tons in 2003, is expected to increase to between 10,300 and 10,500 metric tons in 2004. Melted product sales volume, which was 4,725 metric tons in 2003, is expected to increase to between 4,800 and 5,000 metric tons in 2004. The Company expects between 55% and 60% of its 2004 mill and melted product sales volume will be derived from the commercial aerospace sector (which would be a slight decrease from 2003), with the balance from military aerospace, industrial and emerging markets. The expected increase in sales volume in 2004 is principally driven by an anticipated increase in sales volume to industrial and emerging markets.

     Additionally, the Company's backlog of unfilled orders was approximately $180 million at December 31, 2003, compared to $165 million at December 31, 2002 and $225 million at December 31, 2001. Substantially the entire 2003 year-end backlog is scheduled for shipment during 2004. The Company's order backlog may not be a reliable indicator of future business activity.

     The Company's cost of sales is affected by a number of factors including customer and product mix, material yields, plant operating rates, raw material costs, labor costs and energy costs. Raw material costs represent the largest portion of the Company's manufacturing cost structure. The Company has recently been experiencing higher raw material prices due to a tightening in raw material availability, especially in the scrap markets. The Company also expects an increase in energy costs in 2004.

     The Company expects to manufacture a significant portion of its titanium sponge requirements in 2004. The unit cost of titanium sponge manufactured at TIMET's Henderson, Nevada facility is expected to decrease relative to 2003, due primarily to higher sponge plant operating rates as the plant moves to full capacity by the third quarter of 2004. The Company expects the aggregate cost of purchased sponge and scrap to increase during 2004.

     The Company expects production volumes to increase in 2004, increasing overall capacity utilization to between 60% and 65% in 2004 (as compared to 56% in 2003). However, practical capacity utilization measures can vary significantly based on product mix. The Company continues to identify areas for potential cost savings, in addition to the savings realized in 2003, and expects gross margin in 2004 to range from 6% to 8% of net sales.

     Selling, general, administrative and development expenses in 2004 should approximate $35 million.

     The Company  anticipates  that it will receive orders from Boeing for about
1.5 million pounds of product during 2004. At this projected order level, the Company expects to recognize about $23 million of operating income in 2004 under the Boeing LTA's take-or-pay provisions.

     The current outlook is for 2004 operating income of between $14 million and $24 million, which includes the effect of a $1.9 million reduction in the Company's vacation accrual for U.S. employees effective January 1, 2004 (see
Note 9 to the Consolidated Financial Statements). Excluding the Boeing take-or-pay income, the Company currently expects operating results in 2004 to range between operating income of $1 million and operating loss of $9 million.

     In 2004, interest expense on the Company's Subordinated Debentures held by the Capital Trust should approximate $15.4 million, including additional interest costs related to the deferral of the interest payments on the Subordinated Debentures. The Company's Board of Directors will consider resuming interest payments on the Subordinated Debentures once the longer-term outlook for the Company's business improves substantially.

     The Company currently expects its 2004 bottom line to range between a net loss of $3 million and net income of $7 million. Excluding the Boeing take-or-pay income, the Company currently expects a net loss in 2004 of between $16 million and $26 million.

     The Company expects to generate $25 million to $35 million in cash flows from operations during 2004, partially driven by the continued deferral of the interest payments on the Subordinated Debentures. Capital expenditures during 2004 are expected to approximate $16 million. The increase over 2003 relates primarily to capital needs relative to the increase in sponge production at TIMET's Henderson, Nevada facility. Depreciation and amortization should approximate $32 million in 2004. The Company currently expects to make contributions of approximately $11.5 million to its defined benefit pension plans during 2004 and expects its pension expense to approximate $8 million in 2004.

     The year-on-year improvements in sales and operating income reflect achievements in many areas, most specifically with regard to vigorous cost and inventory reduction efforts, and the Company will continue its focus on reducing costs in 2004. The Company remains cautiously optimistic that the commercial aerospace industry has begun to improve and feels that with its strong balance sheet and improved cost structure, the Company is well positioned to maximize profitability during any upturn. Additionally, solid growth is expected from sales into the industrial and emerging markets during 2004, two areas in which the Company's business is continuing to diversify.

     Non-GAAP financial measures. In an effort to provide investors with information in addition to the Company's results as determined by accounting principles generally accepted in the United States of America ("GAAP"), the Company has provided the following non-GAAP financial disclosures that it believes may provide useful information to investors:

     o The Company discloses percentage changes in its mill and melted product selling prices in U.S. dollars, which have been adjusted to exclude the effects of changes in product mix. The Company believes such disclosure provides useful information to investors by allowing them to analyze such changes without the impact of changes in product mix, thereby facilitating period-to-period comparisons of the relative changes in average selling prices. Depending on the composition of changes in product mix, the percentage change in selling prices excluding the effect of changes in product mix can be higher or lower than such percentage change would be using the actual product mix prevailing during the respective periods;

     o In addition to disclosing percentage changes in its mill product selling prices adjusted to exclude the effects of changes in product mix, the Company also discloses such percentage changes in billing currencies, which have been further adjusted to exclude the effects of changes in foreign currency exchange rates. The Company believes such disclosure provides useful information to investors by allowing them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the various actual billing currencies. Generally, when the U.S. dollar strengthens (weakens) against other currencies, the percentage change in selling prices in billing currencies will be higher (lower) than such percentage changes would be using actual exchange rates prevailing during the respective periods; and

     o The Company discloses operating income and net income excluding the impact of the Boeing take-or-pay income. The Company believes this provides investors with useful information to better analyze the Company's business and possible future earnings during periods after December 31, 2007, at which time the Company will no longer receive the positive effects of the take-or-pay income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash flows for each of the past three years are presented below. The following should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto.



                                                                               Year ended December 31,
                                                                ------------------------------------------------------
                                                                     2003               2002                2001
                                                                ---------------    ----------------    ---------------
                                                                                   (In thousands)
Cash provided (used) by:
   Operating activities                                         $      65,821      $     (13,595)      $      62,574
   Investing activities                                               (14,534)            (7,467)            (16,093)
   Financing activities                                               (22,068)             3,523             (31,358)
                                                                ---------------    ----------------    ---------------

     Net cash provided (used) by operating,
       investing and financing activities                       $      29,219      $     (17,539)      $      15,123
                                                                ===============    ================    ===============


     Operating activities. The titanium industry historically has derived a substantial portion of its business from the aerospace industry. The aerospace industry is cyclical, and changes in economic conditions within the aerospace industry significantly impact the Company's earnings and operating cash flows. Cash flow from operations has been a primary source of the Company's liquidity. Changes in titanium pricing, production volume and customer demand, among other things, could significantly affect the Company's liquidity.

     Certain items included in the determination of net loss have an impact on cash flows from operating activities, but the impact of such items on cash may differ from their impact on net loss. For example, pension expense and OPEB expense will generally differ from the outflows of cash for payment of such benefits. In addition, relative changes in assets and liabilities generally result from the timing of production, sales and purchases. Such relative changes can significantly impact the comparability of cash flow from operations from period to period, as the income statement impact of such items may occur in a different period than that in which the underlying cash transaction occurs. For example, raw materials may be purchased in one period, but the cash payment for such raw materials may occur in a subsequent period. Similarly, inventory may be sold in one period, but the cash collection of the receivable may occur in a subsequent period.

     Net loss decreased from $111.5 million for the year ended December 31, 2002, to $13.1 million for the year ended December 31, 2003. See "Results of Operations - Cumulative effect of change in accounting principle" and Note 7 to the Consolidated Financial Statements for discussion of the Company's adoption of SFAS No. 142 and the related effect on net loss for the year ended December 31, 2002. See "Results of Operations - Non-operating income (expense)" and Note 5 to the Consolidated Financial Statements for discussion of the Company's impairment of its investment in SMC securities and its effect on net loss for the years ended December 31, 2002 and 2001.

     Accounts receivable decreased during 2003 primarily due to improved collection efforts with the Company's customers, which resulted in a 13-day decrease in days sales outstanding ("DSO"), from 75 days at year-end 2002 to 62 days at year-end 2003, partially offset by the weakening of the U.S. dollar compared to the British pound sterling and the euro. Accounts receivable decreased significantly during 2002 primarily as a result of reduced sales, partially offset by an increase in DSO as certain customers extended their payment terms to the Company in response to unfavorable economic conditions. Accounts receivable increased in 2001 principally as a result of increased sales.

     Inventories decreased during 2003 due to the Company's concentrated focus on inventory reduction during 2003. Inventories decreased during 2002 primarily as a result of reduced production in the fourth quarter of 2002 and an increase in the Company's reserves for excess inventories, which the Company recorded in response to decreased demand for its products and other changes in business conditions. Inventories increased in 2001, reflecting material purchases and production rates that were based on expected sales levels higher than actual sales levels achieved. Due to the impact of the September 11, 2001 terrorist attacks, a number of customer order deferrals and cancellations were received late in 2001, contributing to the inventory increase.

     In April 2001, the Company reached a settlement of the litigation between TIMET and Boeing. Pursuant to the settlement, the Company received a cash payment of $82 million ($73 million net of legal fees) and in December 2001 received a $28.5 million customer advance from Boeing related to fiscal 2002 purchases. This advance was reduced to $0.8 million at the end of 2002 as a result of shipments and orders from Boeing as well as the recognition of take-or-pay income. The Company received a $27.9 million advance for 2004 in January 2004. Through 2007 the Company will receive a similar annual advance in January of the year to which the advance is related. See Notes 9 and 10 to the Consolidated Financial Statements.

     Dividends for the period October 1998 through December 1999 on the Company's investment in SMC 6.625% convertible preferred securities were deferred by SMC. In April 2000, SMC resumed current dividend payments of $1.3 million each quarter; however, dividends and interest in arrears were not paid. On October 11, 2001, the Company was notified by SMC of SMC's intention to again defer the payment of dividends effective with the dividend due on October 28, 2001. As previously discussed, the Company recorded an impairment charge of $61.5 million related to these securities, including accrued dividends and interest, in the fourth quarter of 2001 and ceased accruing dividend income on these securities at that time. Additionally, the Company recorded a charge of $27.5 million related to these securities in the first quarter of 2002 that reduced the carrying amount of these securities to zero. See Note 5 to the Consolidated Financial Statements.

     The Company did not record any deferred income tax benefits related to its U.S. or U.K. losses during 2003. Deferred income tax benefits recognized in 2003 primarily relate to increases in net deferred income tax assets of the Company's French and Italian subsidiaries. The Company did not record any deferred income tax benefits related to its U.S. losses during 2002. Deferred income tax benefits recognized in 2002 primarily relate to increases in net deferred income tax assets of the Company's European subsidiaries. Deferred income taxes in 2001 were primarily due to an increase in the Company's U.S. deferred tax asset valuation allowance to offset previously recorded tax benefits that did not meet the "more-likely-than-not" recognition criteria. See Note 16 to the Consolidated Financial Statements.

     As more fully discussed in "Results of Operations - Non-operating income (expense)," in October 2002 the Company exercised its right to defer future interest payments on its Subordinated Debentures held by the Capital Trust, effective beginning with the Company's December 1, 2002 scheduled interest payment, although interest continues to accrue at the coupon rate on the principal and unpaid interest. In April 2000, the Company similarly exercised its right to defer future interest payments, and in the second quarter of 2001, as noted above, a portion of the Boeing settlement funds was used to pay the previously deferred aggregate interest of $14.3 million and resume the regularly scheduled interest payments. Changes in accrued interest payable to the Capital Trust reflect this activity.

     Investing activities. The Company's capital expenditures were $12.5 million in 2003, $7.8 million in 2002 and $16.1 million in 2001, principally for replacement of machinery and equipment and for capacity maintenance. During the fourth quarter of 2003, the Company deposited funds into certificates of deposit and other interest bearing accounts as collateral for certain Company obligations in lieu of entering into letters of credit. These deposits, which are restricted as to the Company's use, provide the Company with interest income as opposed to interest expense incurred through the use of letters of credit.

     Financing activities. Cash used during 2003 related primarily to the Company's $19.3 million of net repayments on its outstanding borrowings upon the Company's receipt of the $27.7 million Boeing advance in January 2003. Additionally, TIMET Savoie made a $1.9 million dividend payment to CEZUS during 2003. Cash provided during 2002 related primarily to net borrowings of $6.3 million necessary to fulfill the Company's working capital needs. Additionally, TIMET Savoie made a $1.1 million dividend payment to CEZUS during 2002. The Company incurred approximately $1.1 million in financing costs in conjunction with the Company's amendment of its U.S. revolving credit agreement in 2002. These costs are deferred and amortized over the life of the agreement, which matures in February 2006. See further discussion below in "Liquidity and Capital Resources - Borrowing arrangements." Cash used during 2001 related primarily to net repayments of $31.7 million of indebtedness at the time of the Company's litigation settlement with Boeing.

     Borrowing arrangements. Under the terms of the Company's U.S. asset-based revolving credit agreement, which matures in February 2006, borrowings are limited to the lesser of $105 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). This facility requires the Company's U.S. daily cash receipts to be used to reduce outstanding borrowings, which may then be reborrowed subject to the terms of the agreement. Interest generally accrues at rates that vary from LIBOR plus 2% to LIBOR plus 2.5%. Borrowings are collateralized by substantially all of the Company's U.S. assets. The credit agreement prohibits the payment of distributions in respect of the Capital Trust's BUCS if "excess availability," as defined, is less than $25 million, limits additional indebtedness, prohibits the payment of dividends on the Company's common stock if excess availability is less than $40 million, requires compliance with certain financial covenants and contains other covenants customary in lending transactions of this type. The Company was in compliance in all material respects with all covenants for all periods during the years ended December 31, 2003 and 2002. Excess availability is defined as borrowing availability less outstanding borrowings and certain contractual commitments such as letters of credit. At December 31, 2003, excess availability was approximately $82 million. There were no outstanding borrowings under the U.S. credit agreement as of December 31, 2003. The weighted average interest rate on borrowings outstanding under this credit agreement as of December 31, 2002 was 3.7%.

     The Company's U.S. credit agreement allows the lender to modify the borrowing base formulas at its discretion, subject to certain conditions. During the second quarter of 2002, the Company's lender elected to exercise such discretion and modified the Company's borrowing base formulas, which reduced the amount that the Company could have borrowed against its inventory and equipment by approximately $7 million. In the event the lender were to exercise this discretion again in the future, such event could have a material adverse impact on the Company's liquidity. Borrowings outstanding under this U.S. facility are classified as a current liability.

     The Company's subsidiary, TIMET UK, has a credit agreement that provides for borrowings limited to the lesser of (pound)22.5 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and property, plant and equipment ("borrowing availability"). The credit agreement includes revolving and term loan facilities and an overdraft facility (the "U.K. Facilities") and matures in December 2005. Borrowings under the U.K. Facilities can be in various currencies including U.S. dollars, British pounds sterling and euros. Borrowings accrue interest at rates that vary from LIBOR plus 1% to LIBOR plus 1.25% and are collateralized by substantially all of TIMET UK's assets. The U.K. Facilities require the maintenance of certain financial ratios and amounts and other covenants customary in lending transactions of this type. TIMET UK was in compliance in all material respects with all covenants for all periods during the years ended December 31, 2003 and 2002. The U.K. overdraft facility is subject to annual review in December of each year. In the event the overdraft facility is not renewed, the Company believes it could refinance any outstanding overdraft borrowings under either the revolving or term loan features of the U.K. Facilities. The overdraft facility was reviewed and renewed in December 2003. During the second quarter of 2003, TIMET UK received an interest-bearing intercompany loan from a U.S. subsidiary of the Company enabling TIMET UK to reduce its long-term borrowings under the U.K. Facilities to zero. Unused borrowing availability at December 31, 2003 under the U.K. Facilities was approximately $40 million. There were no borrowings outstanding under the U.K. Facilities as of December 31, 2003. The weighted average interest rate on borrowings outstanding under the U.K. Facilities as of December 31, 2002 was 4.6%.

     The Company also has overdraft and other credit facilities at certain of its other European subsidiaries. These facilities accrue interest at various rates and are payable on demand. Unused borrowing availability at December 31, 2003 under these facilities was approximately $20 million. There were no borrowings outstanding under the other European facilities as of December 31, 2003. The weighted average interest rate on borrowings outstanding under these credit agreements as of December 31, 2002 was 3.7%.

     Although excess availability under TIMET's U.S. credit agreement remains above $40 million, no dividends were paid by TIMET on its common stock during 2003, 2002 or 2001. TIMET does not anticipate paying dividends on its common stock during 2004 and, as previously discussed, is not permitted to pay such dividends while deferring interest payments on the Subordinated Debentures held by the Capital Trust.

     Contractual commitments. As more fully described in Notes 11, 12, 18 and 19 to the Consolidated Financial Statements, the Company was a party to various debt, lease and other agreements at December 31, 2003 that contractually and unconditionally commit the Company to pay certain amounts in the future. The following table summarizes such contractual commitments that are unconditional both in terms of timing and amount by the type and date of payment.


                                                                  Unconditional Payment Due Date
                                             --------------------------------------------------------------------------
                                                               2005/          2007/           2009 &
                                                2004           2006           2008            After           Total
                                             ----------    ------------    ------------    ------------    ------------
       Contractual Commitment                                             (In thousands)
-----------------------------------
Capital leases (1)                           $     524     $      358      $     424       $     8,984     $    10,290

Operating leases                                 2,724          2,720            585               339           6,368

Debt payable to Capital Trust (and
accrued interest thereon) (2)                        -              -         19,003           207,465         226,468

Purchase obligations (3)                        36,843         20,303         10,103                 -          67,249

Other contractual obligations                   10,067         11,088          1,063               576          22,794
                                             ----------    ------------    ------------    ------------    ------------

                                             $  50,158     $   34,469      $  31,178       $   217,364     $   333,169
                                             ==========    ============    ============    ============    ============

-----------------------------------------------------------------------------------------------------------------------

(1) Excludes interest payments due under the capital lease agreements. Inclusive of these interest payments, the total contractual commitment is $24.0 million ($1.5 million in 2004, $2.2 million in 2005/2006, $2.2 million in 2007/2008 and $18.1 million in 2009 and thereafter).

(2) Represents the Company's Subordinated Debentures purchased by the Capital Trust from TIMET in connection with the Capital Trust's issuance of the BUCS and total interest accrued on the Subordinated Debentures at December 31, 2003. Under the Indenture related to the Subordinated Debentures, the currently deferred interest payments may continue to be contractually deferred until December 1, 2007.

(3) Based on an average price and an assumed constant mix of products purchased, where appropriate.


     The Company has excluded any potential commitment for funding of retirement and postretirement benefit plans from this table. However, such potential future contributions are discussed below, as appropriate, in "Liquidity and Capital Resources - Defined benefit pension plans" and "Liquidity and Capital Resources
- Postretirement benefit plans other than pensions."

     Off-balance sheet arrangements. As more fully discussed in "Results of Operations - Non-operating income (expense)," the Company is the primary obligor on two $1.5 million workers' compensation bonds issued on behalf of Freedom Forge. The Company has fully expensed the obligation under one of the bonds, but based upon current claims analysis, the Company has only expensed $0.5 million on the other bond, although it is potentially obligated for the remaining $1.0 million.

     Defined benefit pension plans. As of December 31, 2003, the Company maintains three defined benefit pension plans - one each in the U.S., the U.K. and France. Prior to December 31, 2003, the U.S. maintained two plans, which were merged as of that date. The majority of the discussion below relates to the U.S. and U.K. plans, as the French plan is not material to the Company's Consolidated Balance Sheets, Statements of Operations or Statements of Cash Flows.

     The Company recorded consolidated pension expense of $8.9 million, $4.9 million and $1.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. Pension expense for these periods was calculated based upon a number of actuarial assumptions, most significant of which are the discount rate and the expected long-term rate of return.

     The discount rate the Company utilizes for determining pension expense and pension obligations is based on a review of long-term bonds (10 to 15 year maturities) that receive one of the two highest ratings given by recognized rating agencies (generally Merrill Lynch, Moody's, Solomon Smith Barney and UBS Warburg) as well as composite indices provided by the Company's actuaries. Changes in the Company's discount rate over the past three years reflect the decline in such bond rates during that period. The Company establishes a rate that is used to determine obligations as of the year-end date and expense for the subsequent year. The Company used the following discount rate assumptions for its pension plans:

                                                         Discount rates used for:
                      ------------------------------------------------------------------------------------------------
                              Obligation at                     Obligation at                    Obligation at
                            December 31, 2003                 December 31, 2002                December 31, 2001
                           and expense in 2004               and expense in 2003              and expense in 2002
                      ------------------------------    ------------------------------     ---------------------------
U.S. Plan(s)                       6.00%                             6.25%                            7.00%
U.K. Plan                          5.50%                             5.70%                            6.00%

     In developing the Company's expected long-term rate of return assumptions, the Company evaluates historical market rates of return and input from its actuaries, including a review of asset class return expectations as well as long-term inflation assumptions. Projected returns are based on broad equity (large cap, small cap and international) and bond (corporate and government) indices as well as anticipation that the plans' active investment managers will generate premiums above the standard market projections. The Company used the following long-term rate of return assumptions for its pension plans:

                                                    Long-term rates of return used for:
                      ------------------------------------------------------------------------------------------------
                              Obligation at                     Obligation at                    Obligation at
                            December 31, 2003                 December 31, 2002                December 31, 2001
                           and expense in 2004               and expense in 2003              and expense in 2002
                      ------------------------------    ------------------------------     ---------------------------
U.S. Plan(s)                      10.00%                             8.50%                            9.00%
U.K. Plan                          7.10%                             6.70%                            7.50%


     Lowering the expected long-term rate of return on the Company's U.S. plans' assets by 0.25% (from 8.50% to 8.25%) would have increased 2003 pension expense by approximately $0.1 million, and lowering the discount rate assumption by 0.25% (from 6.25% to 6.00%) would similarly have increased the Company's U.S. plans' 2003 pension expense by approximately $0.1 million. Lowering the expected long-term rate of return on the Company's U.K. plan's assets by 0.25% (from 7.10% to 6.85%) would have increased 2003 pension expense by approximately $0.5 million, and lowering the discount rate assumption by 0.25% (from 5.70% to 5.45%) would have increased the Company's U.K. plan's 2003 pension expense by approximately $0.2 million.

     Based on continued market declines and losses on the plan assets during 2002, as well as future projected asset mix, the Company reduced its assumed long-term rate of return for 2003 to 8.50% for its U.S. plans and 6.70% for its U.K. plan. The Company's future expected long-term rate of return on plan assets for its U.S. and U.K. plans at December 31, 2002 was based on an asset allocation assumption of 50% equity securities and 50% fixed income securities. However, because of market fluctuations and prior funding strategies, actual asset allocation as of December 31, 2002 was 40% equity securities, 57% fixed income securities and 3% cash for the U.S. plans and 85% equity securities, 12% fixed income securities and 3% cash for the U.K. plan.

     During the second quarter of 2003, the Company transferred all of its U.S. plans' assets into the Combined Master Retirement Trust ("CMRT"). The CMRT is a collective investment trust established by Valhi to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Valhi and certain related companies. The CMRT held 9.0% of TIMET common stock at December 31, 2003; however, the Company's plan assets are invested only in a portion of the CMRT that does not hold TIMET common stock. At December 31, 2003, Valhi and related entities or persons held approximately 49.8% of TIMET's outstanding common stock and approximately 40.1% of the Capital Trust's outstanding BUCS (which are convertible into TIMET common stock). Harold
C. Simmons, Chairman of the Board of Directors for Valhi, is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT.

     The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons. During the 16-year history of the CMRT from inception (in 1987) through December 31, 2003, the average annual rate of return earned by the CMRT, as calculated based on the average percentage change in the CMRT's net asset value per CMRT unit for each applicable year, was 12.7%. The CMRT earned an annual return of 38.4% in 2003, and the CMRT's last 5-year and 10-year average annual returns were 10.1% and 11.1%, respectively. The CMRT's annual rates of return from inception through December 31, 2003 have varied from a high of a 42.2% return (in 1998) to a low of a 20.7% loss (in 1990). During that same period, the S&P 500's annual rates of return have varied from a high of a 34.1% return (in 1995) to a low of a 23.4% loss (in 2002). The Company believes that such historical volatility is a reasonable indicator of future levels of volatility, and a higher level of volatility is consistent with a higher level of risk in the asset mix and a higher level of expected return over the long-term.

     At December 31, 2003, the CMRT's asset mix (based on an aggregate asset value of $502 million) was 62.6% U.S. equity securities, 6.8% foreign equity securities, 23.6% debt securities and 7.0% cash and other. The CMRT`s trustee and investment committee actively manage the investments within the CMRT. Such parties have in the past, and may again in the future, periodically change the relative asset mix based upon, among other things, advice they receive from third-party advisors and their expectation as to what asset mix will generate the greatest overall return. Based on the above, the Company increased its long-term rate of return assumption to 10.0% for December 31, 2003 pension obligations and for 2004 pension expense for its U.S. plan.

     Based on various factors, including improved economic and market conditions, gains on the plan assets during 2003 and projected asset mix, the Company increased its assumed long-term rate of return for December 31, 2003 pension obligations and for 2004 pension expense to 7.10% for its U.K. plan.
Because of market fluctuations and prior funding strategies, actual asset allocation as of December 31, 2003 was 92% equity securities and 8% fixed income securities for the U.K. plan. During 2003, the trustees for the U.K. plan selected a new investment advisor (effective in 2004) for the U.K. plan and modified its asset allocation goals. As such, the Company's future expected long-term rate of return on plan assets for its U.K. plan is based on an asset allocation assumption of 80% equity securities and 20% fixed income securities by the end of 2005 and 60% equity securities and 40% fixed income securities by the end of 2007. The Company believes that the plans' long-term asset allocation on average will approximate the ultimate assumed 60/40 allocation, as all current contributions to the plan are invested wholly in fixed income securities in order to gradually effect the shift.

     Although the expected rate of return is a long-term measure, the Company will continue to evaluate its expected rate of return, at least annually, and will adjust it as considered necessary.

     Among other things, the Company bases its determination of pension expense for all plans on the fair value of plan assets. The expected return on the fair value of the plan assets, determined based on the expected long-term rate of return, is a component of pension expense. This methodology further recognizes actual investment gains or losses (i.e., the difference between the expected and actual returns based on the market value of assets) in pension expense through amortization in future periods based upon the expected average remaining service life of the plan participants. Unrealized gains or losses may impact future periods to the extent the accumulated gains or losses are outside the "corridor" as defined by SFAS No. 87.

     Based on an expected rate of return on plan assets of 10.00%, a discount rate of 6.00% and various other assumptions, the Company estimates that its U.S. plan will have pension expense of approximately $0.3 million in 2004 and pension income of approximately $0.3 million in 2005 and $0.6 million in 2006. A 0.25% increase (decrease) in the discount rate would decrease (increase) projected pension expense by approximately $0.1 million in 2004 and increase (decease) projected pension income by approximately $0.1 million in 2005 and 2006. A 0.5% increase (decrease) in the long-term rate of return would decrease (increase) projected pension expense by approximately $0.3 million in 2004 and increase (decrease) projected pension income by approximately $0.3 million in 2005 and approximately $0.4 million in 2006.

     Based on an expected rate of return on plan assets of 7.10%, a discount rate of 5.50% and various other assumptions (including an exchange rate of $1.75/(pound)1.00), the Company estimates that pension expense for its U.K. plan will approximate $7.5 million in 2004, $6.9 million in 2005 and $6.4 million in 2006. A 0.25% increase (decrease) in the discount rate would decrease (increase) projected pension expense by approximately $0.8 million in 2004 and $0.7 million in 2005 and 2006. A 0.25% increase (decrease) in the long-term rate of return would decrease (increase) projected pension expense by approximately $0.2 million in 2004, $0.3 million in 2005 and $0.4 million in 2006.

     Actual future pension expense will depend on actual future investment performance, changes in future discount rates and various other factors related to the populations participating in the Company's pension plans.

     The Company made cash contributions of approximately $4.4 million in 2003, $1.2 million in 2002 and $2.7 million in 2001 to the U.S. plans and cash contributions of approximately $7.3 million in 2003, $6.1 million in 2002 and $3.6 million in 2001 to the U.K. plan. Based upon the current underfunded status of the plans and the actuarial assumptions being used for 2004, the Company believes that it will be required to make the following cash contributions (exclusive of any required employee contributions) over the next five years:


                                                                          Projected cash contributions
                                                           -----------------------------------------------------------
                                                              U.S. Plan            U.K. Plan              Total
                                                           ----------------     -----------------    -----------------
                                                                                  (In millions)
Year ending December 31,
     2004                                                    $      4.1           $       7.4          $      11.5
     2005                                                    $      3.2           $       7.7          $      10.9
     2006                                                    $      1.8           $       7.9          $       9.7
     2007                                                    $      0.6           $       8.2          $       8.8
     2008                                                    $      0.1           $       8.4          $       8.5

     The value of the plans' assets has fluctuated dramatically over the past three years based mainly on performance of the plans' equity securities. The U.S. plans' assets were $60.7 million, $48.2 million and $56.5 million at December 31, 2003, 2002 and 2001, respectively, and the U.K. plan's assets were $97.8 million, $69.8 million and $79.0 million at December 31, 2003, 2002 and 2001, respectively.

     The combination of actual investment returns and changing discount rates has a significant effect on the Company's funded plan status (plan assets compared to projected benefit obligations). In 2003, the effect of positive investment returns was only partially offset by the decline in the discount rate, thereby reducing the underfunded status of the U.S. plan to $10.1 million at December 31, 2003. In 2003, the effect of positive investment returns in the U.K. plan was more than offset by the decline in the discount rate and the effect of the weakening dollar compared to the British pound sterling, thereby increasing the underfunded status of the U.K. plan to $53.6 million at December 31, 2003. The U.S. and U.K. plans were underfunded by $21.3 million and $46.7 million, respectively, at December 31, 2002. Based upon the change in the funded status of the plans during 2003, the Company was required to record a net additional minimum pension liability credit (net of tax) to equity of $1.1 million, reflecting additional comprehensive income of $8.4 million for the U.S. plan and additional comprehensive loss of $7.3 million related to the U.K. plan.

     Postretirement benefit plans other than pensions. The Company provides limited postretirement healthcare and life insurance ("OPEB") benefits to a portion of its U.S. employees upon retirement. The Company funds such OPEB benefits as they are incurred, net of any retiree contributions. The Company paid OPEB benefits, net of retiree contributions, in the amount of $3.1 million, $4.6 million and $4.0 million during 2003, 2002 and 2001, respectively.

     The Company recorded consolidated OPEB expense of $2.7 million, $2.9 million and $1.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. OPEB expense for these periods was calculated based upon a number of actuarial assumptions, most significant of which are the discount rate and the expected long-term health care trend rate.

     The discount rate the Company utilizes for determining OPEB expense and OPEB obligations is the same as that used for the Company's U.S. pension plans. Lowering the discount rate assumption by 0.25% (from 6.25% to 6.00%) would have increased the Company's 2003 OPEB expense by less than $0.1 million.

     The Company estimates the expected long-term health care trend rate based upon input from specialists in this area, as provided by the Company's actuaries. In estimating the health care trend rate, the Company considers industry trends, the Company's actual healthcare cost experience and the Company's future benefit structure. For 2003, the Company used a beginning health care trend rate of 11.35%, which is projected to reduce to an ultimate rate of 4.25% in 2010. If the health care trend rate changed by 1.00% for each year, OPEB expense would have increased/decreased by approximately $0.3 million in 2003.

     For 2004, the Company is using a beginning health care trend rate of 10.35%, which is projected to reduce to an ultimate rate of 4.00% in 2010.

     Based on a discount rate of 6.00%, a health care trend rate as discussed above and various other assumptions, the Company estimates that OPEB expense will approximate $2.6 million in 2004, $2.4 million in 2005 and $2.3 million in 2006. A 0.25% increase (decrease) in the discount rate would decrease (increase) projected OPEB expense by less than $0.1 million in 2004, 2005 and 2006. A 1.0% increase (decrease) in the health care trend rate for each year would increase (decrease) the projected service and interest cost components of OPEB expense by approximately $0.2 million in 2004, 2005 and 2006.

     Environmental   matters.  See  "Business  -  Regulatory  and  environmental matters" in Item 1 and Note 19 to the Consolidated Financial Statements for a discussion of environmental matters.

     Other. The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, debt service requirements, the cost of debt and equity capital and estimated future operating cash flows. As a result of this process, the Company has in the past, or in light of its current outlook, may in the future, seek to raise additional capital, modify its common and preferred dividend policies, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of common stock, purchase BUCS, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources. In the normal course of business, the Company investigates, evaluates, discusses and engages in acquisition, joint venture, strategic relationship and other business combination opportunities in the titanium, specialty metal and other industries. In the event of any future acquisition or joint venture opportunities, the Company may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

     Corporations that may be deemed to be controlled by or affiliated with Harold C. Simmons sometimes engage in (i) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties, and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. The Company continuously considers, reviews and evaluates such transactions, and understands that Contran Corporation, Valhi and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that the Company might be a party to one or more such transactions in the future.

     As of March 2, 2004, the Company had acquired 1,140,900 shares of CompX International, Inc. ("CompX") Class A common stock (the "Class A Shares," representing approximately 22.3% of the outstanding Class A Shares) for $11.1 million in open market or privately-negotiated transactions with unaffiliated parties. Persons or entities related to Harold C. Simmons other than TIMET hold an additional 476,300 of the Class A Shares and 100% of the 10,000,000 outstanding shares of CompX Class B common stock (the "Class B Shares"). As reported in the Schedule 13D filed with the SEC on March 2, 2004, depending upon the Company's evaluation of the business and prospects of CompX, and upon future developments (including, but not limited to, performance of the Class A Shares in the market, availability of funds, alternative uses of funds, and money, stock market and general economic conditions), TIMET may from time to time purchase, dispose of, or cease buying or selling Class A Shares. The Class A Shares held by TIMET, as of March 2, 2004, represented approximately 7.5% of the aggregate number of outstanding Class A Shares and Class B Shares.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments, and select from a range of possible estimates and assumptions, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. On an on-going basis, the Company evaluates its estimates, including those related to allowances for uncollectible accounts receivable, inventory allowances, asset lives, impairments of investments in preferred securities and investments accounted for by the equity method, the recoverability of other long-lived assets, including property and equipment, goodwill and other intangible assets, pension and other post-retirement benefit obligations and the related underlying actuarial assumptions, the realization of deferred income tax assets, and accruals for asset retirement obligations, environmental remediation, litigation, income tax and other contingencies. The Company bases its estimates and judgments, to varying degrees, on historical experience, advice of external specialists and various other factors it believes to be prudent under the circumstances. Actual results may differ from previously estimated amounts and such estimates, assumptions and judgments are regularly subject to revision.

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

     Inventory allowances. The Company values approximately one-half of its inventory using the LIFO method with the remainder stated primarily using an average cost method. The Company periodically reviews its inventory for estimated obsolescence or unmarketable inventory and records any write-down equal to the difference between the cost of inventory and its estimated net realizable value based upon assumptions about alternative uses, market conditions and other factors.

     Impairment of long-lived assets. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment, goodwill and other intangible assets, may not be recoverable, the Company prepares an evaluation of the assets or asset group. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated using discounted expected future cash flows or appraised values. All relevant factors are considered in determining whether an impairment exists. In 2003, no such events or circumstances indicated the need to perform such evaluation.

     During the fourth quarter of 2002, the Company completed an entity-wide impairment assessment in response to continued poor conditions in the commercial aerospace market. In order to complete this assessment, the Company identified its lowest level of identifiable cash flows, resulting in the identification of four asset groups - U.S., U.K., France and Italy. Of these asset groups, Italy is not reliant on sales into the commercial aerospace market and therefore an analysis of its potential impairment was not considered necessary. The result of this assessment led the Company to conclude that there was no impairment related to the long-lived assets in the three asset groups tested, as the undiscounted cash flows exceeded the net carrying value of the applicable net assets in each of the three asset groups. Although management utilizes certain external information sources such as The Airline Monitor as the basis for aerospace sales volume projections, significant management judgment is required in estimating other factors that are material to future cash flows including, but not limited to, customer demand, the Company's market position, selling prices, competitive forces and manufacturing costs. Future cash flows are inherently uncertain, and there can be no assurance that the Company will achieve the future cash flows reflected in its projections.

     The Company also completed an impairment assessment of its goodwill and intangible assets under SFAS No. 142, during 2002, as discussed in "Results of Operations - Cumulative effect of change in accounting principle" and Note 7 to the Consolidated Financial Statements. Management judgment was required in order to identify the Company's reporting units, determine the carrying amount of each reporting unit by assigning its assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of January 1, 2002, and determine the implied fair value of its goodwill. This evaluation, which was completed with the assistance of an external valuation specialist and considered a combination of fair value indicators including quoted market prices, prices of comparable businesses and discounted projected cash flows, indicated that the Company's recorded goodwill might be impaired and required the Company to complete the second step of the impairment test. Based on the results of the impairment test, the Company recorded a non-cash goodwill impairment charge of $44.3 million, representing the entire balance of the Company's recorded goodwill at January 1, 2002.

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

     In response to certain events previously described in this MD&A, the Company undertook assessments in the fourth quarter of 2001 and the first quarter of 2002 of its investment in SMC with the assistance of an external valuation specialist. Those assessments indicated that it was unlikely that the Company would recover its then existing carrying amount of the SMC securities in accordance with the securities' contractual terms and that an other than temporary decline in the fair value of its investment had occurred. Accordingly, the Company recorded impairment charges of $61.5 million in the fourth quarter of 2001 and $27.5 million in the first quarter of 2002. The securities were not publicly traded and, accordingly, quoted market prices were unavailable. The estimate of fair value required significant judgment and considered a number of factors including, but not limited to, the financial health and prospects of SMC and market yields of comparable securities.

     Deferred income tax valuation allowances. Under SFAS No. 109, Accounting for Income Taxes, and related guidance, the Company is required to record a valuation allowance if realization of deferred tax assets is not "more-likely-than-not." Substantial weight must be given to recent historical results and near-term projections, and management must assess the availability of tax planning strategies that might impact either the need for, or amount of, any valuation allowance.

     As more fully discussed in "Results of Operations - Income taxes," the Company has concluded that realization of its previously recorded U.S. and U.K. deferred tax assets does not meet the "more-likely-than-not" recognition criteria. Additionally, the Company has determined that it will not recognize deferred tax benefits related to future U.S. or U.K. losses or future increases in the U.S. or U.K. minimum pension liabilities continuing for an uncertain period of time. Accordingly, the Company increased its deferred tax valuation allowance in 2001 through 2003 to offset deferred tax benefits related to net U.S. deferred tax assets and in 2002 and 2003 to offset deferred tax benefits related to net U.K. deferred tax assets.

     Regular reviews of the "more-likely-than-not"  criteria and availability of
tax  planning  strategies  will  continue  to  require  significant   management
judgment.

     Pension and OPEB expenses and obligations. The Company's pension and OPEB expenses and obligations are calculated based on several estimates, including discount rates, expected rates of returns on plan assets and expected health care trend rates. The Company reviews these rates annually with the assistance of its actuaries. See further discussion of the factors considered and potential effect of these estimates in "Liquidity and Capital Resources - Defined benefit pension plans" and "Liquidity and Capital Resources - Postretirement benefit plans other than pensions."

     Revenue recognition. Sales revenue is generally recognized when the Company has certified that its product meets the related customer specifications, the product has been shipped, and title and substantially all the risks and rewards of ownership have passed to the customer. Payments received from customers in advance of these criteria being met are recorded as customer advances until earned. Amounts charged to customers for shipping and handling are included in net sales. Sales revenue is stated net of price and early payment discounts.

     Other loss contingencies. Accruals for estimated loss contingencies, including, but not limited to, product-related liabilities, environmental remediation and litigation, are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure is made when there is a reasonable possibility that a loss may have been incurred. Contingent liabilities are often resolved over long time periods. Estimating probable losses often requires analysis of various projections that are dependent upon the future outcome of multiple factors, including costs, the findings of investigations and actions by the Company and third parties.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest rates. The Company is exposed to market risk from changes in interest rates related to indebtedness. The Company typically does not enter into interest rate swaps or other types of contracts in order to manage its interest rate market risk. At December 31, 2003, the Company had no bank indebtedness. At December 31, 2002 all of the Company's bank indebtedness was denominated in U.S. dollars, British pounds sterling or euros and bore interest at variable rates, primarily related to spreads over LIBOR. Because the Company's bank indebtedness reprices with changes in market interest rates, the carrying amount of such debt is believed to approximate fair value. The following table summarizes the Company's bank indebtedness and related maturities as of December 31, 2002:



                                                     Contractual maturity date (1)
                                  ---------------------------------------------------------------------    Interest
                                     2003          2004           2005          2006           2007         rate (2)
                                  -----------    ----------    -----------    ----------    -----------    -----------
                                                              (In millions)
Variable rate debt:
   U. S. dollars                  $    11.9      $     -       $     2.0      $     -       $     -           3.7%
   British pounds sterling                -            -             4.4            -             -           5.3%
   Euros                                1.1            -               -            -             -           3.7%
-----------------------------------------------------------------------------------------------------------------------

(1) Non-U. S. dollar denominated amounts are translated at year-end rates of exchange.
(2)  Weighted average.



     The $207.5 million Subordinated Debentures held by the Capital Trust provide a fixed 6.625% coupon and are exposed to market risk from changing interest rates. At December 31, 2003, accrued but unpaid interest on the Subordinated Debentures was $19.0 million. The BUCS issued by the Capital Trust are publicly traded, and the Company believes they provide the best available proxy for the fair value of the underlying Subordinated Debentures. Based upon the last traded value of the BUCS on or before December 31, 2003, the fair value of the Subordinated Debentures, including the accrued and unpaid interest, approximated $137 million at December 31, 2003.

     Foreign currency exchange rates. The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of its international operations. The Company typically does not enter into currency forward contracts to manage its foreign exchange market risk associated with receivables, payables or indebtedness denominated in a currency other than the functional currency of the particular entity. See "Results of Operations - European operations" in Item 7 - MD&A for further discussion.

     Commodity prices. The Company is exposed to market risk arising from changes in commodity prices as a result of its long-term purchase and supply agreements with certain suppliers and customers. These agreements, which offer various fixed or formula-determined pricing arrangements, effectively obligate the Company to bear (i) the risk of increased raw material and other costs to the Company that cannot be passed on to the Company's customers through increased titanium product prices (in whole or in part) or (ii) the risk of decreasing raw material costs to the Company's suppliers that are not passed on to the Company in the form of lower raw material prices.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is contained in a separate section of this Annual Report. See Index of Financial Statements and Schedules on page F.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures of the Company that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Both J. Landis Martin, the Company's Chief Executive Officer, and Bruce P. Inglis, the Company's Vice President - Finance and Corporate Controller, have evaluated the Company's disclosure controls and procedures as of December 31, 2003. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

     There has been no change to the Company's system of internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.


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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated by reference to the TIMET Proxy Statement.

                                     PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  and (d) Financial Statements and Schedules

     The  consolidated   financial   statements  and  schedules  listed  by  the
Registrant on the accompanying Index of Financial Statements and Schedules (see page F) are filed as part of this Annual Report.

(b)  Reports on Form 8-K

     Reports on Form 8-K for the quarter ended December 31, 2003 and through March 2, 2004:

             Date of Report                       Items Reported
         ---------------------                  ------------------

           October 6, 2003                            5 and 7
           October 14, 2003                           5 and 7
           October 14, 2003                              9
           October 22, 2003                           5 and 7
           October 23, 2003                           7 and 12
           January 28, 2004                           7 and 12
           January 29, 2004                           7 and 9
           February 26, 2004                          5 and 7

(c)  Exhibits

     The Exhibit Index lists all items included as exhibits to this Annual Report. TIMET will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover the costs to TIMET of furnishing the exhibits. Instruments defining the rights of holders of long-term debt issues which do not exceed 10% of consolidated total assets will be furnished to the SEC upon request.

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

Item No.                            Exhibit Index
--------  ----------------------------------------------------------------------

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

10.5 Loan and Overdraft Facilities between Lloyds TSB Bank plc and TIMET UK Limited dated December 19, 2003.

10.6*1996 Long Term Performance Incentive Plan of Titanium Metals Corporation, incorporated by reference to Exhibit 10.19 to Titanium Metals Corporation's Amendment No. 1 to Registration Statement on Form S-1 (No. 333-18829).

10.7*Senior  Executive  Cash  Incentive  Plan,   incorporated  by  reference  to
     Appendix B to Titanium Metals Corporation's proxy statement included as part of a statement on Schedule 14A dated April 17, 1997.

10.8*Executive Severance Policy, as amended and restated effective May 17, 2000, incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.9*Titanium Metals Corporation Executive Stock Ownership Loan Plan, as amended and restated effective February 28, 2001, incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

10.10* Form  of  Loan  and  Pledge  Agreement  by and  between  Titanium  Metals
     Corporation and individual TIMET executives under the Corporation's Executive Stock Ownership Loan Program, incorporated by reference to
     Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

10.11* Titanium  Metals  Corporation  Amended  and  Restated  1996  Non-Employee
     Director Compensation Plan, as amended and restated effective May 20, 2003, incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

Item No.                            Exhibit Index
--------  ----------------------------------------------------------------------

10.12* Amendment to Employment  Contract between TIMET Savoie,  S.A.,  Christian
     Leonhard and Titanium Metals Corporation, executed as of November 25, 2003.

10.13Settlement  Agreement  and Release of Claims  dated April 19, 2001  between
     Titanium Metals Corporation and The Boeing Company, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.14Intercorporate Services Agreement among Contran Corporation, Tremont LLC and Titanium Metals Corporation, effective as of January 1, 2004.

10.15Purchase and Sale  Agreement  (For  Titanium  Products)  between The Boeing
     Company, acting through its division, Boeing Commercial Airplanes, and Titanium Metals Corporation (as amended and restated effective April 19,
     2001), incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.16Purchase and Sale Agreement  between  Rolls-Royce  plc and Titanium  Metals
     Corporation  dated December 22, 1998,  incorporated by reference to Exhibit
     10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.17First Amendment to Purchase and Sale Agreement between  Rolls-Royce plc and
     Titanium Metals Corporation.

10.18Second Amendment to Purchase and Sale Agreement between Rolls-Royce plc and Titanium Metals Corporation.

10.19Termination  Agreement  by and between  Wyman-Gordon  Company and  Titanium
     Metals Corporation effective as of September 28, 2003, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.20Agreement  Regarding  Shared  Insurance by and between CompX  International
     Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., NL Industries, Inc., Titanium Metals Corporation and Valhi, Inc. dated October 30, 2003.

21.1 Subsidiaries of the Registrant.

23.1 Consent of PricewaterhouseCoopers LLP.

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


                                         TITANIUM METALS CORPORATION
                                         (Registrant)


                                         By     /s/ J. Landis Martin
                                                --------------------------------
                                                J. Landis Martin, March 4, 2004
                                                Chairman of the Board, President
                                                  and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ J. Landis Martin                            /s/ Glenn R. Simmons
------------------------------------            --------------------------------
J. Landis Martin, March 4, 2004                 Glenn R. Simmons, March 4, 2004
Chairman of the Board, President                Director
  and Chief Executive Officer


/s/ Norman N. Green                             /s/ Steven L. Watson
------------------------------------           --------------------------------
Norman N. Green, March 4, 2004                  Steven L. Watson, March 4, 2004
Director                                        Director


/s/ Gary C. Hutchison                           /s/ Paul J. Zucconi
------------------------------------           --------------------------------
Gary C. Hutchison, March 4, 2004                Paul J. Zucconi, March 4, 2004
Director                                        Director


/s/ Albert W. Niemi, Jr.                        /s/ Bruce P. Inglis
------------------------------------            --------------------------------
Albert W. Niemi, Jr., March 4, 2004             Bruce P. Inglis, March 4, 2004
Director                                        Vice President - Finance and
                                                  Corporate Controller
                                                Principal Financial Officer
                                                Principal Accounting Officer

                           TITANIUM METALS CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                            ITEMS 8, 15(a) and 15(d)

                   INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

                                                                           Page
Financial Statements

   Report of Independent Auditors                                           F-1

   Consolidated Balance Sheets - December 31, 2003 and 2002                 F-2

   Consolidated Statements of Operations -
      Years ended December 31, 2003, 2002 and 2001                          F-4

   Consolidated Statements of Comprehensive Loss -
      Years ended December 31, 2003, 2002 and 2001                          F-6

   Consolidated Statements of Cash Flows -
      Years ended December 31, 2003, 2002 and 2001                          F-7

   Consolidated Statements of Changes in Stockholders' Equity -
      Years ended December 31, 2003, 2002 and 2001                          F-9

   Notes to Consolidated Financial Statements                              F-10


Financial Statement Schedules

   Report of Independent Auditors on Financial Statement Schedule           S-1

   Schedule II - Valuation and Qualifying Accounts                          S-2

   Schedules I, III and IV are omitted because they are not applicable.


                                        F

                         REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Board of Directors of Titanium Metals Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Titanium Metals Corporation and Subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the consolidated financial statements, effective December 31, 2003 the Company changed its method of accounting for its investment in a wholly-owned trust holding subordinated debentures and retroactively restated all periods, effective January 1, 2003 the Company changed its method of accounting for asset retirement obligations, and effective January 1, 2002 the Company changed its method of accounting for goodwill and other intangible assets.



/s/ PricewaterhouseCoopers LLP



Denver, Colorado
March 2, 2004

                           TITANIUM METALS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)


                                                                                              December 31,
                                                                                   -----------------------------------
ASSETS                                                                                  2003               2002
                                                                                   ----------------   ----------------

Current assets:
   Cash and cash equivalents                                                       $       35,040     $        6,214
   Restricted cash and cash equivalents                                                     2,248                146
   Accounts and other receivables, less
     allowance of $2,347 and $2,859                                                        67,432             68,791
   Refundable income taxes                                                                  2,155              1,703
   Inventories                                                                            165,721            181,932
   Prepaid expenses and other                                                               2,604              3,077
   Deferred income taxes                                                                      778                809
                                                                                   ----------------   ----------------
       Total current assets                                                               275,978            262,672
                                                                                   ----------------   ----------------

Investment in joint ventures                                                               22,469             22,287
Investment in common securities of TIMET Capital Trust I                                    6,794              6,362
Property and equipment, net                                                               239,182            254,672
Intangible assets, net                                                                      6,294              8,442
Other                                                                                      16,692             15,705
                                                                                   ----------------   ----------------
       Total assets                                                                $      567,409     $      570,140
                                                                                   ================   ================


                           TITANIUM METALS CORPORATION

                      (In thousands, except per share data)

                                                                                              December 31,
                                                                                   -----------------------------------
LIABILITIES, MINORITY INTEREST AND                                                      2003               2002
STOCKHOLDERS' EQUITY                                                               ----------------   ----------------

Current liabilities:
   Notes payable                                                                   $           -      $      12,994
   Current maturities of capital lease obligations                                           524                642
   Accounts payable                                                                       29,200             26,460
   Accrued liabilities                                                                    45,163             46,511
   Customer advances                                                                       3,356              5,416
   Other                                                                                     262                602
                                                                                   ----------------   ----------------
       Total current liabilities                                                          78,505             92,625
                                                                                   ----------------   ----------------

Long-term debt                                                                                 -              6,401
Capital lease obligations                                                                  9,766              9,575
Accrued OPEB cost                                                                         13,661             13,417
Accrued pension cost                                                                      62,366             61,080
Accrued environmental cost                                                                 3,930              3,531
Deferred income taxes                                                                        637              1,036
Accrued interest on debt payable to TIMET Capital Trust I                                 19,003              4,600
Debt payable to TIMET Capital Trust I                                                    207,465            207,465
Other                                                                                      2,188                644
                                                                                   ----------------   ----------------
       Total liabilities                                                                 397,521            400,374
                                                                                   ----------------   ----------------

Minority interest                                                                         11,131             10,416
                                                                                   ----------------   ----------------

Stockholders' equity:
   Preferred stock $.01 par value; 100 shares authorized,
     none outstanding                                                                          -                  -
   Common stock, $.01 par value; 9,900 shares authorized,
     3,190 and 3,194 shares issued, respectively                                              32                 32
   Additional paid-in capital                                                            350,643            350,889
   Accumulated deficit                                                                  (140,428)          (127,371)
   Accumulated other comprehensive loss                                                  (50,226)           (62,737)
   Treasury stock, at cost  (9 shares)                                                    (1,208)            (1,208)
   Deferred compensation                                                                     (56)              (255)
                                                                                   ----------------   ----------------
       Total stockholders' equity                                                        158,757            159,350
                                                                                   ----------------   ----------------

       Total liabilities and stockholders' equity                                  $     567,409      $     570,140
                                                                                   ================   ================

Commitments and contingencies (Note 19)


          See accompanying notes to consolidated financial statements.
                                       F-3

                           TITANIUM METALS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                                                Year ended December 31,
                                                                   ---------------------------------------------------
                                                                        2003                2002             2001
                                                                   ----------------    --------------    -------------

Net sales                                                          $     385,304       $     366,501     $    486,935
Cost of sales                                                            368,274             369,624          447,042
                                                                   ----------------    --------------    -------------

   Gross margin                                                           17,030              (3,123)          39,893

Selling, general, administrative and
   development expense                                                    36,438              42,998           51,788
Equity in earnings of joint ventures                                         451               1,990            2,515
Other income (expense), net                                               24,389              23,282           73,420
                                                                   ----------------    --------------    -------------

   Operating income (loss)                                                 5,432             (20,849)          64,480

Interest expense                                                          16,419              17,144           18,333
Other non-operating income (expense), net                                   (294)            (29,893)         (55,526)
                                                                   ----------------    --------------    -------------

   Loss before income taxes, minority interest
     and cumulative effect of change in
     accounting principle                                                (11,281)            (67,886)          (9,379)

Income tax expense (benefit)                                               1,207              (1,952)          31,112
Minority interest, net of tax                                                378               1,286            1,275
                                                                   ----------------    --------------    -------------

   Loss before cumulative effect of change in
     accounting principle                                                (12,866)            (67,220)         (41,766)

Cumulative effect of change in accounting principle                         (191)            (44,310)               -
                                                                   ----------------    --------------    -------------

   Net loss                                                        $     (13,057)      $    (111,530)    $    (41,766)
                                                                   ================    ==============    =============


          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

                      (In thousands, except per share data)

                                                                                 Year ended December 31,
                                                                   ---------------------------------------------------
                                                                        2003               2002              2001
                                                                   ----------------    --------------    -------------

Basic and diluted loss per share:
   Before cumulative effect of change
      in accounting principle                                      $      (4.06)       $     (21.27)     $    (13.26)

   Cumulative effect of change in accounting
      principle                                                           (0.06)             (14.02)               -
                                                                   ----------------    --------------    -------------

Basic and diluted loss per share                                   $      (4.12)       $     (35.29)     $    (13.26)
                                                                   ================    ==============    =============

Weighted average shares outstanding                                       3,169               3,161            3,150
                                                                   ================    ==============    =============

Pro forma amounts assuming Statement of Financial
   Accounting Standards No. 143 was applied as of January 1, 2001 (Note 2):

   Net loss                                                        $    (12,866)       $   (111,556)     $   (41,791)
                                                                   ================    ==============    =============

   Basic and diluted loss per share                                $      (4.06)       $     (35.30)     $    (13.27)
                                                                   ================    ==============    =============


          See accompanying notes to consolidated financial statements.
                                       F-5

                           TITANIUM METALS CORPORATION

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                 (In thousands)

                                                                                 Year ended December 31,
                                                                     -------------------------------------------------
                                                                          2003              2002             2001
                                                                     --------------    --------------   --------------

Net loss                                                             $     (13,057)    $    (111,530)   $    (41,766)
                                                                     --------------    --------------   --------------

Other comprehensive income (loss):
   Currency translation adjustment                                          11,443            13,359          (3,475)
   Pension liabilities adjustment, net of tax benefit
     of $0, $1,588 and $4,834                                                1,068           (40,822)        (15,391)
                                                                     --------------    --------------   --------------

                                                                            12,511           (27,463)        (18,866)
                                                                     --------------    --------------   --------------

   Comprehensive loss                                                $        (546)    $    (138,993)   $    (60,632)
                                                                     ==============    ==============   ==============


          See accompanying notes to consolidated financial statements.
                                       F-6

                           TITANIUM METALS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  Year ended December 31,
                                                                     --------------------------------------------------
                                                                           2003             2002             2001
                                                                     ---------------    --------------   --------------
Cash flows from operating activities:
   Net loss                                                          $     (13,057)     $    (111,530)   $     (41,766)
   Depreciation and amortization                                            36,572             37,098           40,134
   Cumulative effect of change in accounting principle                         191             44,310                -
   Loss on disposal of fixed assets                                            655                  -                -
   Noncash equipment impairment charge                                           -                  -           10,840
   Noncash impairment of Special Metals Corporation
     preferred securities                                                        -             27,500           61,519
   Equity in earnings of joint ventures, net of
     distributions                                                             796               (961)          (2,040)
   Equity in earnings of common securities of
     TIMET Capital Trust I, net of distributions                              (432)              (104)             316
   Deferred income taxes                                                      (259)            (3,694)          26,822
   Minority interest                                                           378              1,286            1,275
   Other, net                                                                  (39)             1,891            1,115
   Change in assets and liabilities:
     Receivables                                                             4,798             24,088           (8,830)
     Inventories                                                            24,462             10,756          (38,631)
     Prepaid expenses and other                                                461              6,072           (3,112)
     Accounts payable and accrued liabilities                               (1,014)           (17,159)           3,895
     Customer advances                                                        (207)           (26,386)          29,291
     Income taxes                                                             (256)            (1,863)              98
     Accrued OPEB and pension costs                                         (2,007)            (6,998)          (4,288)
     Accrued interest on debt payable to
       TIMET Capital Trust I                                                14,403              3,455          (10,350)
     Other, net                                                                376             (1,356)          (3,714)
                                                                     ---------------    --------------   --------------
       Net cash provided (used) by operating activities                     65,821            (13,595)          62,574
                                                                     ---------------    --------------   --------------

Cash flows from investing activities:
   Capital expenditures                                                    (12,467)            (7,767)         (16,124)
   Change in restricted cash, net                                           (2,102)                 -                -
   Other, net                                                                   35                300               31
                                                                     ---------------    --------------   --------------
       Net cash used by investing activities                               (14,534)            (7,467)         (16,093)
                                                                     ---------------    --------------   --------------

Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                            449,789            420,146          537,884
     Repayments                                                           (469,042)          (413,842)        (569,569)
   Dividends paid to minority interest                                      (1,892)            (1,115)               -
   Deferred financing costs                                                      -             (1,050)               -
   Other, net                                                                 (923)              (616)             327
                                                                     ---------------    --------------   --------------
       Net cash (used) provided by financing activities                    (22,068)             3,523          (31,358)
                                                                     ---------------    --------------   --------------

Net cash provided (used) by operating, investing
   and financing activities                                          $      29,219      $     (17,539)   $      15,123
                                                                     ===============    ==============   ==============

                           TITANIUM METALS CORPORATION

                                 (In thousands)

                                                                                 Year ended December 31,
                                                                     -------------------------------------------------
                                                                         2003              2002             2001
                                                                     --------------    --------------   --------------
Cash and cash equivalents:
   Net increase (decrease) from:
     Operating, investing and financing activities                   $     29,219      $    (17,539)    $     15,123
     Effect of exchange rate changes on cash                                 (393)             (747)            (419)
                                                                     --------------    --------------   --------------
                                                                           28,826           (18,286)          14,704
   Cash and cash equivalents at beginning of year                           6,214            24,500            9,796
                                                                     --------------    --------------   --------------

   Cash and cash equivalents at end of year                          $     35,040      $      6,214     $     24,500
                                                                     ==============    ==============   ==============

Supplemental disclosures:
   Cash paid for:
     Interest, net of amounts capitalized                            $      1,325      $     12,352     $     27,697
     Income taxes, net                                               $      1,561      $      3,605     $      4,192

Noncash investing and financing activities:
   Capital lease obligations incurred when
     the Company entered into certain leases
     for equipment                                                   $          -      $        969     $        519
   Issuance of common stock upon conversion
     of preferred securities issued by
     TIMET Capital Trust I                                           $          -      $          -     $          9


          See accompanying notes to consolidated financial statements.
                                       F-8

                           TITANIUM METALS CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years ended December 31, 2003, 2002 and 2001
                                 (In thousands)

                                                                               Accumulated Other
                                                                           Comprehensive Income (Loss)
                                                    Additional    Retained   ---------------------
                                    Common   Common   Paid-in     Earnings   Currency    Pension    Treasury   Deferred
                                    Shares   Stock    Capital     (Deficit) Translation Liabilities  Stock   Compensation   Total
                                    -------  ------  ----------  ----------  ---------  ----------  ---------  ---------  ----------

Balance at December 31, 2000         3,182   $  32   $ 350,365   $  25,925   $ 10,920)  $  (5,488)  $ (1,208)  $ (1,191)  $ 357,515
  Comprehensive income (loss)            -       -           -     (41,766)    (3,475)    (15,391)         -          -     (60,632)
  Issuance of common stock               8       -         581           -          -           -          -          -         581
  Stock award cancellations             (4)      -        (322)          -          -           -          -        322           -
  Amortization of deferred
   compensation, net of effects of
   stock award cancellations             -       -           -           -          -           -          -        473         473
  Other                                  -       -         177           -          -           -          -          -         177
                                    -------  ------  ----------  ----------  ---------  ----------  ---------  ---------  ----------

Balance at December 31, 2001         3,186      32     350,801     (15,841)    14,395)    (20,879)    (1,208)      (396)    298,114
  Comprehensive income (loss)            -       -           -    (111,530)    13,359     (40,822)         -          -     138,993)
  Issuance of common stock               -       -          21           -          -           -          -          -          21
  Stock award cancellations             (1)      -         (66)          -          -           -          -         66           -
  Amortization of deferred
   compensation, net of effects of
   stock award cancellations             -       -           -           -          -           -          -        208         208
  Other                                  -       -         133           -          -           -          -       (133)          -
                                    -------  ------  ----------  ----------  ---------  ----------  ---------  ---------  ----------

Balance at December 31, 2002         3,185      32     350,889    (127,371)    (1,036)    (61,701)    (1,208)      (255)    159,350
  Comprehensive income (loss)            -       -           -     (13,057)    11,443       1,068          -          -        (546)
  Issuance of common stock               3       -          72           -          -           -          -          -          72
  Stock award cancellations             (7)      -        (318)          -          -           -          -        318           -
  Amortization of deferred
   compensation, net of effects of
   stock award cancellations             -       -           -           -          -           -          -       (119)       (119)
                                    -------  ------  ----------  ----------  ---------  ----------  ---------  ---------  ----------

Balance at December 31, 2003         3,181   $  32   $ 350,643   $(140,428)  $ 10,407   $ (60,633)  $ (1,208)  $    (56)  $ 158,757
                                    =======  ======  ==========  ==========  =========  ==========  =========  =========  ==========

          See accompanying notes to consolidated financial statements.
                                       F-9

                           TITANIUM METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation

     Titanium Metals Corporation ("TIMET") is a vertically integrated producer of titanium sponge, melted products and a variety of mill products for aerospace, industrial and other applications. The accompanying Consolidated Financial Statements include the accounts of TIMET and all of its majority-owned subsidiaries (collectively, the "Company") except the TIMET Capital Trust I (the "Capital Trust"), a wholly-owned subsidiary which was deconsolidated at December 31, 2003 and for which all prior periods were retroactively restated. Such retroactive restatement did not impact net loss, stockholders' equity or cash flow from operations for any prior periods. See further discussion in Notes 2 and 12. All material intercompany transactions and balances with consolidated subsidiaries have been eliminated, and certain prior year amounts have been reclassified to conform to the current year presentation.

     At December 31, 2003, Valhi, Inc. and subsidiaries ("Valhi") held approximately 40.8% of TIMET's outstanding common stock and approximately 0.4% of the Capital Trust's outstanding 6.625% mandatorily redeemable convertible preferred securities, beneficial unsecured convertible securities ("BUCS"). At December 31, 2003, the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Valhi and certain related companies, held approximately 9.0% of TIMET's common stock. TIMET's U.S. pension plan began investing in the CMRT in the second quarter of 2003; however, the plan invests only in a portion of the CMRT that does not hold TIMET common stock. At December 31, 2003, Contran Corporation ("Contran") held directly an additional 39.8% of the Capital Trust's outstanding BUCS and held, directly or through subsidiaries, approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT. Mr. Simmons may be deemed to control each of Contran, Valhi and TIMET.

Note 2 - Summary of significant accounting policies

     Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, inventory allowances, environmental accruals, self insurance accruals, deferred tax valuation allowances, loss contingencies, fair values of financial instruments, the determination of discount and other rate assumptions for pension and postretirement employee benefit costs, asset impairments, useful lives of property and equipment, asset retirement obligations, restructuring accruals and other special items. Actual results may, in some instances, differ from previously estimated amounts. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they are determined to be necessary.

     Cash  and  cash  equivalents.   Cash  equivalents   include  highly  liquid
investments with original maturities of three months or less.

     Restricted cash and cash equivalents. Restricted cash and cash equivalents generally consist of certificates of deposit and other interest bearing accounts collateralizing certain Company obligations. Such restricted amounts are generally classified as either a current or noncurrent asset depending on the classification of the obligation to which the restricted amount relates. All restricted amounts are classified as current at December 31, 2003 and 2002.

     Accounts receivable. The Company provides an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

     Inventories and cost of sales. Inventories include material, labor and overhead and are stated at the lower of cost or market, net of an allowance for slow-moving inventories. Approximately one-half of inventories are costed using the last-in, first-out ("LIFO") method with the balance stated primarily using an average cost method. Cost of sales includes costs for materials, packing and finishing, utilities, maintenance and depreciation, shipping and handling, and salaries and benefits.

     Investments. Investments in 20% to 50%-owned joint ventures are accounted for by the equity method. Additionally, TIMET's 100%-owned investment in the Capital Trust is accounted for by the equity method as of December 31, 2003, as further discussed below in the "Recently adopted accounting principles" section of this Note. Differences between the Company's investment in joint ventures and its proportionate share of the joint ventures' reported equity are amortized based upon the respective useful lives of the assets to which the differences relate, which is generally over not more than 15 years.

     Property, equipment and depreciation. Property and equipment are recorded at cost and depreciated principally on the straight-line method over the estimated useful lives of 15 to 40 years for buildings and three to 25 years for machinery and equipment. Capitalized software costs are amortized over the software's estimated useful life, generally three to five years. Maintenance (including planned major maintenance), repairs and minor renewals are expensed as incurred and included in cost of sales. Major improvements are capitalized and depreciated over the estimated period to be benefited. No interest was capitalized during 2003 or 2002.

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

     Intangible assets and amortization. Goodwill, representing the excess of cost over the fair value of individual net assets acquired in business combinations accounted for by the purchase method, was amortized using the straight-line method over 15 years and was stated net of accumulated amortization through December 31, 2001. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, and recorded an impairment charge for its remaining goodwill balance. See Note 7. Patents and other intangible assets, except intangible pension assets, are amortized using the straight-line method over the periods expected to be benefited, generally seven to nine years. The Company assesses the amortization period and recoverability of the carrying amount of patents and other intangible assets at least annually or when events or circumstances require, and the effects of revisions are reflected in the period they are determined to be necessary.

     Translation of foreign currencies. Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in the currency translation adjustments component of other comprehensive income (loss). Currency transaction gains and losses are recognized in income currently. The Company recognized net currency transaction losses of $0.2 million in 2003 and $0.6 million in 2002 and a net currency transaction gain of $0.1 million in 2001.

     Fair value of financial instruments. Carrying amounts of certain of the Company's financial instruments including, among others, cash and cash equivalents, accounts receivable, accrued compensation, and other accrued liabilities approximate fair value because of their short maturities. The
Company's bank debt reprices with changes in market interest rates and, accordingly, the carrying amount of such debt is believed to approximate market value. The Company's $207.5 million Subordinated Debentures held by the Capital Trust were issued at a fixed rate and at December 31, 2003 had $19.0 million of accrued but unpaid interest outstanding. However, the BUCS issued by the Capital Trust are publicly traded, and the Company believes they provide the best available proxy for the fair value of the underlying Subordinated Debentures. Based upon the last traded value of the BUCS on or before December 31, 2003, the fair value of the Subordinated Debentures, including the accrued and unpaid interest, approximated $137 million at December 31, 2003.

     Stock-based compensation. The Company has elected the disclosure alternative prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and has chosen to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APB No. 25, compensation expense is generally recognized for fixed stock options for which the exercise price is less than the market price of the underlying stock on the grant date. All of the Company's stock options have been granted with exercise prices equal to or in excess of the market price on the date of grant, and the Company recognized no compensation expense for fixed stock options in 2003, 2002 or 2001. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all options granted since January 1, 1995:



                                                                              Year ended December 31,
                                                               -------------------------------------------------------
                                                                    2003                2002               2001
                                                               ----------------    ----------------   ----------------
                                                                                    (In thousands)

Net loss, as reported                                          $     (13,057)      $    (111,530)     $      (41,766)
Less stock option related stock-based
   employee compensation expense determined
   under SFAS No. 123                                                   (253)               (782)             (1,711)
                                                               ----------------    ----------------   ----------------

Pro forma net loss                                             $     (13,311)      $    (112,312)     $      (43,477)
                                                               ================    ================   ================

Basic and diluted loss per share:
  As reported                                                  $       (4.12)      $      (35.29)     $       (13.26)
                                                               ================    ================   ================
  Pro forma                                                    $       (4.20)      $      (35.53)     $       (13.80)
                                                               ================    ================   ================

     Employee benefit plans. Accounting and funding policies for retirement plans and postretirement benefits other than pensions ("OPEB") are described in
Note 17.

     Revenue recognition. Sales revenue is generally recognized when the Company has certified that its product meets the related customer specifications, the product has been shipped, and title and substantially all the risks and rewards of ownership have passed to the customer. Payments received from customers in advance of these criteria being met are recorded as customer advances until earned. Amounts charged to customers for shipping and handling are included in net sales. Sales revenue is stated net of price and early payment discounts.

     Research and development. Research and development expense, which includes activities directed toward expanding the use of titanium and titanium alloys in all market sectors, is recorded as selling, general, administrative and development expense and totaled $2.8 million in 2003, $3.3 million in 2002 and $2.6 million 2001. Related engineering and experimentation costs associated with ongoing commercial production are recorded in cost of sales.

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

     Income taxes. Deferred income tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in subsidiaries not included in TIMET's consolidated U.S. tax group. The Company periodically reviews its deferred tax assets to determine if future realization is "more-likely-than-not," and a change in the valuation allowance is recorded in the period it is determined to be necessary. See Note 16.

     Recently adopted accounting principles. The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 is recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its future value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

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

     The difference between the amounts to be recognized as previously described and any associated amounts recognized in the Company's balance sheet as of December 31, 2002 was recognized as a cumulative effect of a change in accounting principle as of January 1, 2003. The asset retirement obligation recognized as a result of adopting SFAS No. 143 relates primarily to landfill closure and leasehold restoration costs.

     The following table shows pro forma amounts relating to the Company's asset retirement obligations as if SFAS No. 143 were applied on January 1, 2002, as well as a roll forward of the asset retirement obligation through December 31, 2003:

                                                                                                    Amount
                                                                                                --------------
                                                                                                (In thousands)

Asset retirement obligation, 1/1/2002                                                               $    312
Accretion expense                                                                                         15
                                                                                                --------------

Asset retirement obligation, 12/31/2002                                                                  327
New obligations                                                                                          160
Revisions to cash flow estimates                                                                         (48)
Accretion expense (1)                                                                                     14
Currency translation adjustment                                                                           34
                                                                                                --------------

Asset retirement obligation, 12/31/2003                                                             $    487
                                                                                                ==============

--------------------------------------------------------------------------------------------------------------

(1)  Reported as a component of other operating expense.

     The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities (an interpretation of Accounting Research Bulletin No. 51), in January 2003. Subsequently, in December 2003, FIN 46 was revised and superseded when FASB Interpretation No. 46 Revised ("FIN 46R") was issued. Both FIN 46 and FIN 46R address consolidation and/or disclosure by business enterprises of certain entities, defined as a variable interest entity ("VIE").

     Under the transition requirements of FIN 46R, TIMET is required to adopt FIN 46R no later than March 31, 2004. However, with respect to any interest in a special purpose entity ("SPE"), as defined, TIMET must adopt either FIN 46 or FIN 46R no later than December 31, 2003. TIMET has elected to adopt FIN 46R as of December 31, 2003, retroactive to January 1, 2001.

     If a company has an interest in an entity deemed to be a VIE, then FIN 46R is applied to determine if consolidation is appropriate. Under FIN 46R, a company consolidates a VIE if the company is deemed to be the primary beneficiary, as defined, of that VIE. If a company has an interest in an entity not deemed to be a VIE, then the SFAS No. 94 model under which consolidation is based upon control (generally defined as ownership of more than 50% of an entity) is applied. Entities that were previously consolidated under the SFAS No. 94 model must still be evaluated to determine if they are a VIE (in which case FIN 46R would be followed, not SFAS No. 94).

     Upon the issuance of FIN 46R, the Company completed a review for applicability to TIMET relative to (i) the Capital Trust, (ii) TIMET's joint venture investments in VALTIMET SAS ("VALTIMET") and MZI, LLC ("MZI") and (iii) TIMET's presently consolidated subsidiaries. The Company believes these are the only entities possibly covered by the scope of FIN 46R as of December 31, 2003.

     Based upon guidance in FIN 46R, the Company concluded that the Capital Trust is considered to be both an SPE and a VIE. Accordingly, TIMET must comply with either the guidance in FIN 46 or FIN 46R at December 31, 2003. TIMET has concluded it is not the primary beneficiary of the Capital Trust, and therefore TIMET is required to deconsolidate the Capital Trust as of December 31, 2003. Upon deconsolidation, the Company now reflects its investment in the common securities issued by the Capital Trust as an asset accounted for by the equity method and the Subordinated Debentures held by the Capital Trust as long-term debt. Additionally, interest expense incurred on the Subordinated Debentures is reported as interest expense, while dividends earned on the common securities are reported through equity in earnings of the unconsolidated Capital Trust. Previously, the Company reflected a minority interest related to the BUCS on its Consolidated Balance Sheets and minority interest dividend expense in its
Consolidated Statements of Operations. All periods presented in this Annual Report have been retroactively restated, as permitted by FIN 46R, to allow for comparability with the December 31, 2003 presentation. Such retroactive restatement did not impact net loss, stockholders' equity or cash flow from operations for any prior periods. Additionally, all disclosures have been updated to reflect this new presentation.

     VALTIMET and MZI are exempted from the scope of FIN 46R, and the Company's presently consolidated subsidiaries are not considered to be VIEs under FIN 46R. Therefore, the current SFAS No. 94 consolidation model continues to apply to all of these entities.

     In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS No. 132R"). SFAS No. 132R revises employers' disclosures about pension plans and other postretirement benefit plans but does not change the measurement or recognition of such plans. SFAS No. 132R retains the disclosure requirements obtained in SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. SFAS No. 132R requires additional disclosures regarding assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. See Note 17, which complies with these new disclosure requirements.

Note 3 - Inventories

                                                                                             December 31,
                                                                                --------------------------------------
                                                                                      2003                 2002
                                                                                -----------------    -----------------
                                                                                           (In thousands)

Raw materials                                                                   $        33,198      $        53,830
Work-in-process                                                                          76,573               81,185
Finished products                                                                        62,687               63,458
Supplies                                                                                 12,248               13,829
                                                                                -----------------    -----------------
                                                                                        184,706              212,302
Less adjustment of certain inventories to LIFO basis                                     18,985               30,370
                                                                                -----------------    -----------------

                                                                                $       165,721      $       181,932
                                                                                =================    =================

Note 4 - Investment in joint ventures


                                                                                            December 31,
                                                                                --------------------------------------
                                                                                      2003                 2002
                                                                                -----------------    -----------------
                                                                                           (In thousands)
Joint ventures:
   VALTIMET                                                                     $        22,252      $        22,017
   MZI                                                                                      217                  270
                                                                                -----------------    -----------------

                                                                                $        22,469      $        22,287
                                                                                =================    =================

     VALTIMET is a manufacturer of welded stainless steel and titanium tubing with operations in the United States, France and China. At December 31, 2003, VALTIMET was owned 43.7% by TIMET, 51.3% by Valinox Welded, a French manufacturer of welded tubing, and 5.0% by Sumitomo Metals Industries, Ltd., a Japanese manufacturer of steel products.

     At December 31, 2003, the unamortized net difference between the Company's carrying amount of its investment in VALTIMET and its proportionate share of VALTIMET's net assets was $4.3 million, and is principally attributable to the difference between the carrying amount and fair value of fixed assets initially contributed by TIMET. This difference is being amortized over 15 years and reduces the amount of equity in earnings or increases the amount of equity in losses that the Company reports related to its investment in VALTIMET.

     The consolidated financial statements of VALTIMET reflected the following summarized financial information:


                                                                            Year ended December 31,
                                                           -----------------------------------------------------------
                                                                2003                  2002                 2001
                                                           ----------------     -----------------    -----------------
                                                                                 (In thousands)

Net sales                                                   $     89,274         $     90,318         $      80,800
Gross margin                                                $     15,860         $     18,911         $      19,017
Net income                                                  $      1,014         $      4,523         $       4,251





                                                                                            December 31,
                                                                                --------------------------------------
                                                                                      2003                 2002
                                                                                -----------------    -----------------
                                                                                           (In thousands)

Current assets                                                                   $       53,965       $       51,806
Noncurrent assets                                                                $       19,778       $       19,945
Current liabilities                                                              $       26,790       $       25,010
Noncurrent liabilities                                                           $        1,703       $        3,966
Minority interest                                                                $        2,848       $        2,235


     MZI provides certain testing services and is 33.3% owned by TIMET with the remainder owned by another titanium manufacturer.

Note 5 - Preferred securities of Special Metals Corporation ("SMC")

     In 1998, the Company purchased $80 million in non-voting convertible preferred securities (which accrued dividends at the annual rate of 6.625%) of SMC, a U.S. manufacturer of wrought nickel-based superalloys and special alloy long products. As previously reported, the Company assessed its investment in the SMC securities during the fourth quarter of 2001 and recorded a $61.5 million impairment charge to reduce the carrying amount of this investment, including accrued dividends and interest, to an estimated fair value of $27.5 million as of December 31, 2001. In March 2002, SMC and its U.S. subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Company undertook a further assessment of its investment in SMC and subsequently recorded a $27.5 million impairment charge during the first quarter of 2002, which reduced the Company's carrying amount of its investment in the SMC securities to zero. Both of these charges were classified as other non-operating expenses. Under the terms of SMC's Second Amended Joint Plan of Reorganization, which was effected by the Bankruptcy Court on November 26, 2003, the convertible preferred securities were cancelled. Although the Company does have certain rights as an unsecured creditor under the SMC Plan of Reorganization related to the unpaid dividends, the Company does not believe that it will recover any material amount from this investment.

Note 6 - Property and equipment

                                                                                            December 31,
                                                                               ---------------------------------------
                                                                                     2003                  2002
                                                                               ------------------    -----------------
                                                                                           (In thousands)

Land                                                                           $         6,358       $         6,224
Buildings                                                                               41,700                38,874
Information technology systems                                                          59,782                58,217
Manufacturing and other                                                                318,364               312,163
Construction in progress                                                                 6,754                 3,493
                                                                               ------------------    -----------------
                                                                                       432,958               418,971
Less accumulated depreciation                                                          193,776               164,299
                                                                               ------------------    -----------------
                                                                               $       239,182       $       254,672
                                                                               ==================    =================

     In 2001, the Company recorded a $10.8 million charge to cost of sales for the impairment of the melting equipment acquired from Wyman-Gordon Company ("Wyman-Gordon") in 1998. The Company completed studies of the potential uses of this equipment in the foreseeable future as well as the economic viability of those alternatives, resulting in the determination that the equipment's undiscounted future cash flows could no longer support its carrying value. The loss on impairment represented the difference between the equipment's estimated fair value, as determined through a third-party appraisal, and its previous carrying amount.

Note 7 - Intangible assets

     On January 1, 2002, the Company adopted SFAS No. 142. Under SFAS No. 142, goodwill is no longer amortized on a periodic basis, but instead is subject to a two-step impairment test to be performed on at least an annual basis. As a result of the adoption of SFAS No. 142, the Company recorded a non-cash goodwill impairment charge of $44.3 million, representing the entire balance of the Company's recorded goodwill at January 1, 2002. Pursuant to the transition requirements of SFAS No. 142, this charge has been reported in the Company's Consolidated Statements of Operations as a cumulative effect of a change in accounting principle as of January 1, 2002.

     The Company has evaluated the remaining useful lives of its intangible assets with definite lives, comprised of patents and covenants not to compete. Based on this evaluation, the Company's patents will continue to be amortized over their weighted average remaining amortization periods of two years as of December 31, 2003. The Company's covenants not to compete became fully amortized during the first half of 2003. The carrying amount and accumulated amortization of the Company's intangible assets are as follows:


                                                         December 31, 2003                    December 31, 2002
                                                 ----------------------------------    --------------------------------
                                                    Carrying         Accumulated          Carrying        Accumulated
                                                     Amount          Amortization          Amount         Amortization
                                                 --------------     ---------------    --------------    --------------
                                                                            (In thousands)
Intangible assets:
  Definite lives, subject to amortization:
     Patents                                     $     14,475       $       11,322     $     13,903      $       9,375
     Covenants not to compete                               -                    -            3,967              3,769
  Other intangible asset - pension asset (1)            3,141                    -            3,716                  -
                                                 --------------     ---------------    --------------    --------------

                                                 $     17,616       $       11,322     $     21,586      $      13,144
                                                 ==============     ===============    ==============    ==============
-----------------------------------------------------------------------------------------------------------------------

(1)  Not covered by the scope of SFAS No. 142.


     The Company's amortization expense relating to its intangible assets was $1.7 million in 2003, $2.1 million in 2002 and $2.8 million in 2001. The estimated aggregate annual amortization expense for the Company's patents for the next five fiscal years is summarized in the table below:

                                                                                            Estimated Annual
                                                                                          Amortization Expense
                                                                                    ----------------------------------
                                                                                             (In thousands)
Year ending December 31,
  2004                                                                                            $ 1,511
  2005                                                                                            $   963
  2006                                                                                            $   679
  2007                                                                                            $     -
  2008                                                                                            $     -

Note 8 - Other noncurrent assets

                                                                                            December 31,
                                                                               ---------------------------------------
                                                                                     2003                  2002
                                                                               ------------------    -----------------
                                                                                           (In thousands)

   Deferred financing costs                                                    $         7,563       $         8,244
   Prepaid pension cost                                                                  8,981                 7,295
   Notes receivable from officers                                                          145                   163
   Other                                                                                     3                     3
                                                                               ------------------    -----------------

                                                                               $        16,692       $        15,705
                                                                               ==================    =================

Note 9 - Accrued liabilities

                                                                                            December 31,
                                                                                --------------------------------------
                                                                                      2003                 2002
                                                                                -----------------    -----------------
                                                                                           (In thousands)

OPEB cost                                                                       $         3,135      $         3,818
Pension cost                                                                              8,466                7,969
Payroll and vacation                                                                      6,891                6,007
Incentive compensation                                                                      579                1,326
Other employee benefits                                                                   9,731               11,141
Deferred income                                                                           1,664                1,679
Environmental costs                                                                         301                  803
Accrued tungsten costs                                                                       85                2,190
Taxes, other than income                                                                  4,408                3,519
Wyman-Gordon installment                                                                  2,800                    -
Other                                                                                     7,103                8,059
                                                                                -----------------    -----------------

                                                                                $        45,163      $        46,511
                                                                                =================    =================


     During the third quarter of 2003, the Company and Wyman-Gordon agreed to terminate the 1998 purchase and sale agreement associated with the formation of the titanium castings joint venture previously owned by the two parties. The Company agreed to pay Wyman-Gordon a total of $6.8 million in three quarterly installments in connection with this termination, which included the termination of certain favorable purchase terms. The Company recorded a one-time charge for the entire $6.8 million as a reduction to sales in the third quarter of 2003. The Company paid the first two installments aggregating $4.0 million to Wyman-Gordon during 2003 and will pay the remaining $2.8 million in the first quarter of 2004.

     During 2003, the Company reduced its accrual for potential claims related to the tungsten inclusion matter. See further discussion in Note 19.

     During the third quarter of 2002, the Company implemented a program to reduce global employment levels by approximately 300 employees or approximately 13% of the workforce. Severance costs aggregating $2.4 million were recorded during the third and fourth quarter of 2002 for actual and probable terminations based upon benefit agreements and/or arrangements applicable to the affected salaried and hourly positions. Depending upon the terminated employees' years of service and payroll classification, severance benefits could include continuation of pay as well as continuation of certain health and life insurance benefits. As of December 31, 2003, the Company has made all payments related to these severance benefits.

     In April 2001, the Company reached a settlement of the litigation between TIMET and The Boeing Company ("Boeing") related to the parties' long-term agreement ("LTA") entered into in 1997. Under the terms of an agreement with Boeing entered into in conjunction with the litigation settlement, Boeing is required to purchase from the Company a buffer inventory of titanium products for use by the Company in the production of titanium products ordered by Boeing in the future. As the buffer inventory is completed, Boeing is billed and takes title to the inventory, although the Company may retain an obligation to further process the material as directed by Boeing. Accordingly, the revenue and costs of sales on the buffer inventory is deferred and subsequently recognized at the time the final product is delivered to Boeing. As of December 31, 2003, $1.6 million of deferred revenue related to the Boeing buffer inventory.

     In 1999, the Company had customer orders for approximately $16 million of titanium ingot for which the customer had not yet determined the final mill product specifications. At the customer's request, the Company manufactured the ingot and stored the material at the Company's facilities. As agreed with the customer, the customer was billed for and took title to the ingot in 1999; however, the Company retained an obligation to convert the ingot into mill products in the future. Accordingly, the revenue (and related cost of sales) on this product was deferred and subsequently recognized during 2002, 2001 and 2000 in the amounts of $0.1 million, $2.5 million and $13.4 million, respectively.

     Effective January 1, 2004, the Company modified the vacation policy for its U.S. salaried employees. Such employees will no longer accrue their entire year's vacation entitlement on January 1, but rather will accrue the current year's vacation entitlement over the course of the year. As a result, in January 2004 the Company reduced its $1.9 million vacation accrual as of December 31, 2003 for these employees to zero.

Note 10 - Boeing advance

     Under the terms of the amended Boeing LTA, in years 2002 through 2007, Boeing is required to advance TIMET $28.5 million annually less $3.80 per pound of titanium product purchased by Boeing subcontractors during the preceding year. The advance relates to Boeing's take-or-pay obligations under the LTA. Effectively, the Company collects $3.80 less from Boeing than the LTA selling price for each pound of titanium product sold directly to Boeing and reduces the related customer advance recorded by the Company. For titanium products sold to Boeing subcontractors, the Company collects the full LTA selling price, but gives Boeing credit by reducing the next year's annual advance by $3.80 per pound of titanium product sold to Boeing subcontractors. The Boeing customer advance is also reduced as take-or-pay benefits are earned, as described in Note
15. As of December 31, 2003, $0.6 million of customer advances related to the Company's LTA with Boeing and represented amounts to be credited against the 2004 advance for 2003 subcontractor purchases.

Note 11 - Bank debt and capital lease obligations

                                                                                            December 31,
                                                                               ---------------------------------------
                                                                                     2003                  2002
                                                                               ------------------    -----------------
                                                                                           (In thousands)
Notes payable:
   U.S. credit agreement                                                       $             -       $        11,944
   European credit agreements                                                                -                 1,050
                                                                               ------------------    -----------------
                                                                               $             -       $        12,994
                                                                               ==================    =================
Long-term debt:
   Bank credit agreement - U.K.                                                $             -       $         6,401
                                                                               ==================    =================

Capital lease obligations                                                      $        10,290       $        10,217
   Less current maturities                                                                 524                   642
                                                                               ------------------    -----------------
                                                                               $         9,766       $         9,575
                                                                               ==================    =================

     Long-term bank credit agreements. On October 23, 2002, the Company amended its existing U.S. asset-based revolving credit agreement, extending the maturity date to February 2006. Under the terms of the amendment, borrowings are limited to the lesser of $105 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). This facility requires the Company's U.S. daily cash receipts to be used to reduce outstanding borrowings, which may then be reborrowed, subject to the terms of the agreement. Interest generally accrues at rates that vary from LIBOR plus 2% to LIBOR plus 2.5%. Borrowings are collateralized by substantially all of the Company's U.S. assets. The credit agreement prohibits the payment of distributions on the Capital Trust's BUCS if "excess availability," as defined, is less than $25 million, limits additional indebtedness, prohibits the payment of dividends on the Company's common stock if excess availability is less than $40 million, requires compliance with certain financial covenants and contains other covenants customary in lending transactions of this type. The Company was in compliance in all material respects with all covenants for all periods during the years ended December 31, 2003 and 2002. Excess availability is defined as borrowing availability less outstanding borrowings and certain contractual commitments such as letters of credit. As of December 31, 2003, excess availability was approximately $82 million. There were no outstanding borrowings under the U.S. credit agreement as of December 31, 2003. The weighted average interest rate on borrowings outstanding under this credit agreement as of December 31, 2002 was 3.7%.

     The Company's U.S. credit agreement allows the lender to modify the borrowing base formulas at its discretion, subject to certain conditions. During the second quarter of 2002, the Company's lender elected to exercise such discretion and modified the Company's borrowing base formulas, which reduced the amount that the Company could have borrowed against its inventory and equipment by approximately $7 million. In the event the lender were to exercise this discretion again in the future, such event could have a material adverse impact on the Company's liquidity. Borrowings outstanding under this U.S. facility are classified as a current liability.

     The Company's subsidiary, TIMET UK, has a credit agreement that provides for borrowings limited to the lesser of (pound)22.5 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and property, plant and equipment ("borrowing availability"). The credit agreement includes revolving and term loan facilities and an overdraft facility (the "U.K. Facilities") and matures in December 2005. Borrowings under the U.K. Facilities can be in various currencies including U.S. dollars, British pounds sterling and euros. Borrowings accrue interest at rates that vary from LIBOR plus 1% to LIBOR plus 1.25% and are collateralized by substantially all of TIMET UK's assets. The U.K. Facilities require the maintenance of certain financial ratios and amounts and other covenants customary in lending transactions of this type. TIMET UK was in compliance in all material respects with all covenants for all periods during the years ended December 31, 2003 and 2002. The U.K. overdraft facility is subject to annual review in December of each year. In the event the overdraft facility is not renewed, the Company believes it could refinance any outstanding overdraft borrowings under either the revolving or term loan features of the U.K. Facilities. The overdraft facility was reviewed and renewed in December 2003. During the second quarter of 2003, TIMET UK received an interest-bearing intercompany loan from a U.S. subsidiary of the Company enabling TIMET UK to reduce its long-term borrowings under the U.K. Facilities to zero. Unused borrowing availability as of December 31, 2003 under the U.K. Facilities was approximately $40 million. There were no outstanding borrowings under the U.K. Facilities as of December 31, 2003. The weighted average interest rate on borrowings outstanding under the U.K. Facilities as of December 31, 2002 was 4.6%.

     The Company also has overdraft and other credit facilities at certain of its other European subsidiaries. These facilities accrue interest at various rates and are payable on demand. Unused borrowing availability as of December 31, 2003 under these facilities was approximately $20 million. There were no outstanding borrowings under the other European facilities as of December 31, 2003. The weighted average interest rate on borrowings outstanding under these credit agreements as of December 31, 2002 was 3.7%.

     Capital lease obligations. Certain of the Company's U.K. production facilities are under thirty year leases expiring in 2026. The rents under the U.K. leases are subject to adjustment every five years based on changes in certain published price indices. TIMET has guaranteed TIMET UK's obligations under its leases. Through December 31, 2002, the Company's 70%-owned French subsidiary, TIMET Savoie, S.A. ("TIMET Savoie"), leased certain machinery and equipment from Compagnie Europeenne du Zirconium-CEZUS, S.A. ("CEZUS"), the 30% minority shareholder, under a ten year agreement expiring in 2006. In the first quarter of 2003, TIMET Savoie purchased the machinery and equipment from CEZUS, thus terminating the agreement.

     At December 31, 2003, certain of the Company's U.S. equipment is held under three year leases expiring at various times during 2004 and 2005. Capital lease obligations relating to this equipment approximated $0.4 million in 2004 and less than five thousand dollars in 2005. In January 2004, the Company purchased substantially all of the U.S. equipment held under these capital leases for $0.7 million.

     Assets held under capital leases included in buildings were $10.4 million and $9.4 million, and assets included in equipment were $1.9 million and $2.6 million, at December 31, 2003 and 2002, respectively. The related aggregate accumulated depreciation for both buildings and equipment was $4.1 million and $3.5 million at December 31, 2003 and 2002, respectively.

     Aggregate maturities of capital lease obligations as of December 31, 2003 are reflected in the following table:


                                                                                       Amount
                                                                                ----------------------
                                                                                   (In thousands)
         Year ending December 31,
            2004                                                                $           1,476
            2005                                                                            1,095
            2006                                                                            1,089
            2007                                                                            1,089
            2008                                                                            1,089
            2009 and thereafter                                                            18,126
                                                                                ----------------------
                                                                                           23,964
            Less amounts representing interest                                             13,674
                                                                                ----------------------

                                                                                $          10,290
                                                                                ======================

Note 12 - Capital Trust

     In November 1996, the Capital Trust issued $201.3 million BUCS and $6.2 million 6.625% common securities. TIMET owns all of the outstanding common securities of the Capital Trust, and the Capital Trust is a wholly-owned subsidiary of TIMET. The Capital Trust used the proceeds from such issuance to purchase from the Company $207.5 million principal amount of TIMET's 6.625% convertible junior subordinated debentures due 2026 (the "Subordinated Debentures"). The Subordinated Debentures and accrued interest receivable are the sole assets of the Capital Trust at December 31, 2003.

     Prior to December 31, 2003, the Company consolidated the Capital Trust. Based on the requirements of FIN 46R, as previously discussed in Note 2, the Company deconsolidated the Capital Trust as of December 31, 2003, retroactive to January 1, 2001. Upon such deconsolidation, the Company reflects its investment in the common securities of the Capital Trust as an asset accounted for by the equity method, and the Company reflects its debt payable to the Capital Trust as a long-term liability. All interest payments on the debt are reflected as interest expense, while dividends earned on the common securities are reported through equity in earnings of the unconsolidated Capital Trust. Previously, the Company reflected a minority interest related to the BUCS on its Consolidated
Balance Sheets and minority interest dividend expense in its Consolidated Statements of Operations.

     TIMET's guarantee of payment of the BUCS (in accordance with the terms thereof) and its obligations under the Capital Trust documents constitute, in the aggregate, a full and unconditional guarantee by the Company of the Capital Trust's obligations under the BUCS. The BUCS represent undivided beneficial ownership interests in the Capital Trust, are entitled to cumulative preferred distributions from the Capital Trust of 6.625% per annum, compounded quarterly, and are convertible, at the option of the holder, into TIMET common stock at the rate of 0.1339 shares of common stock per BUCS (an equivalent price of $373.40 per share), for an aggregate of approximately 0.5 million common shares if fully converted. Based on limited trading data, the fair value of the BUCS, including the accrued and unpaid dividends, was approximately $132.8 million based upon the last quoted trade on or before December 31, 2003.

     The BUCS, which mature December 2026, do not require principal amortization and are redeemable at the Company's option. The redemption price approximates 102% of the principal amount as of December 1, 2003 and declines annually to 100% on December 1, 2006. The Company's U.S. credit agreement prohibits the payment of distributions on the BUCS if excess availability, as determined under the agreement, is less than $25 million. The Subordinated Debentures allow the Company the right to defer interest payments for a period of up to 20 consecutive quarters, although interest continues to accrue at the coupon rate on the principal and unpaid interest. Similarly, the Capital Trust is permitted by the terms of the BUCS to defer its quarterly dividend payments on the BUCS when TIMET defers interest payment on the Subordinated Debentures. In April 2000, the Company exercised its right to defer future interest payments on the Subordinated Debentures. On June 1, 2001, the Company resumed interest payments on the Subordinated Debentures, made the scheduled payment of $3.4 million and paid the previously deferred aggregate interest of $14.3 million. In October 2002, the Company again exercised its right to defer future interest payments on the Subordinated Debentures, effective beginning with the Company's December 1, 2002 scheduled interest payment. The Company's Board of Directors will consider resuming interest payments on the Subordinated Debentures once the longer-term outlook for the Company's business improves substantially. The Company is permitted to resume current interest payments at any time; however, payment of all deferred interest is required to terminate a deferral period.

     Based on the deferral, accrued interest on the Subordinated Debentures is reflected as a long-term liability in the Consolidated Balance Sheet. Interest on the Subordinated Debentures is recorded as interest expense. Since the Company exercised its right to defer interest payments, it is unable under the terms of these securities to, among other things, pay dividends on or reacquire its capital stock during the deferral period. However, the Company is permitted to purchase the BUCS during the deferral period provided the Company has satisfied certain conditions under its U.S. credit facility, including maintenance of the Company's excess availability of at least $25 million before and after such purchase.

Note 13 - Minority interest

     Minority interest relates principally to the Company's 70%-owned French subsidiary, TIMET Savoie. The Company has the right to purchase from CEZUS, the holder of the remaining 30% interest, CEZUS' interest in TIMET Savoie for 30% of TIMET Savoie's equity determined under French accounting principles, or $11.2 million as of December 31, 2003. CEZUS has the right to require the Company to purchase its interest in TIMET Savoie for 30% of TIMET Savoie's registered capital, or $3.2 million as of December 31, 2003. TIMET Savoie made dividend payments to CEZUS of $1.9 million and $1.1 million during 2003 and 2002, respectively.

Note 14 - Stockholders' equity

     Preferred stock. At December 31, 2003, the Company was authorized to issue 100,000 shares of preferred stock. The Board of Directors determines the rights of preferred stock as to, among other things, dividends, liquidation, redemption, conversions and voting rights.

     Common stock. At December 31, 2003, the Company was authorized to issue 9.9 million shares of common stock. The Company's U.S. credit agreement, as amended, and the Indenture pursuant to which the Subordinated Debentures were issued, limit the payment of common stock dividends. See Notes 11 and 12.

     Restricted stock and common stock options. The Company's 1996 Long-Term Performance Incentive Plan (the "Incentive Plan") provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights and other incentive compensation to officers and other key employees of the Company. Options generally vest over five years and expire ten years from date of grant.

     During 2000, the Company awarded 46,750 shares of TIMET restricted common stock under the Incentive Plan to certain officers and employees. No shares or options have been awarded since 2000. The restrictions on the stock grants lapse ratably on an annual basis over a five-year period. Since holders of restricted stock have all of the rights of other common stockholders, subject to forfeiture unless certain periods of employment are completed, all such shares of restricted stock are considered to be currently issued and outstanding. During 2003, 2002 and 2001, respectively, 2,400, 6,560 and 3,370 shares of restricted stock were forfeited. The market value of the restricted stock awards was approximately $2.0 million on the date of grant ($43.75 per share), and this amount has been recorded as deferred compensation, a separate component of stockholders' equity. The Company amortizes deferred compensation to expense on a straight-line basis for each tranche of the award over the period during which the restrictions lapse. Compensation expense recognized by the Company related to restricted stock awards was $0.1 million in 2003, $0.2 million in 2002 and $0.5 million in 2001.

     Additionally, the Company offers a separate plan to eligible non-employee directors (the "Director Plan"). In 2003, the Director Plan provided for annual grants of between 500 and 2,000 shares of the Company's common stock (dependent upon the closing price per share of the common stock on the date of the grant) as partial payment of director fees. In 2002 and 2001, the Director Plan provided for (i) annual grants of options to purchase 500 shares of the Company's common stock at a price equal to the market price on the date of grant and (ii) annual grants of 100 shares of common stock as partial payment of director fees. Options granted to eligible directors vest in one year and expire ten years from date of grant (five year expiration for grants prior to 1998).

     The weighted average remaining life of options outstanding was 4.5 years at December 31, 2003 and 4.8 years at December 31, 2002. At December 31, 2003, 2002 and 2001, options to purchase 94,674, 105,386 and 89,594 shares, respectively, were exercisable at average exercise prices of $194.20, $217.70 and $237.80, respectively. Options to purchase 10,476 shares become exercisable in 2004 based on the options outstanding at December 31, 2003. In February 2001, the Director Plan was amended to authorize an additional 20,000 shares for future grants under such plan. At December 31, 2003, 156,882 shares and 17,626 shares, respectively, were available for future grant under the Incentive Plan and the Director Plan.

     The following table summarizes information about the Company's stock options:


                                                                            Amount
                                                                           payable         Weighted        Weighted
                                                        Exercise             upon           average       average fair
                                                        price per          exercise         exercise        value at
                                        Options          option         (in thousands)       price         grant date
                                      -----------    --------------     --------------    -----------     ------------

Outstanding at December 31, 2000        165,150      $39.40-353.10      $    32,022       $   193.90
  Granted - at market                     3,000       36.00-142.10              362           120.70      $    81.10
  Canceled                              (12,840)      79.70-353.10           (2,427)          163.50
                                      -----------    --------------     --------------    -----------

Outstanding at December 31, 2001        155,310       36.00-353.10           29,957           195.40
  Granted - at market                     3,000        16.60-38.60              105            34.90      $    23.00
  Canceled                              (18,568)      79.70-353.10           (3,385)          182.30
                                      -----------    --------------     --------------    -----------

Outstanding at December 31, 2002        139,742       16.60-353.10           26,677           190.90
  Canceled                              (29,592)      38.60-353.10           (6,962)          235.30
                                      -----------    --------------     --------------    -----------

Outstanding at December 31, 2003        110,150      $16.60-353.10      $    19,715       $   179.00
                                      ===========    ==============     ==============    ===========


         The following table summarizes the Company's options outstanding and exercisable as of December 31, 2003 by price range:

                                        Options Outstanding                               Options Exercisable
                     ----------------------------------------------------------    -----------------------------------

                                             Weighted
                                              average
                                             remaining            Weighted                                Weighted
 Range of exercise    Outstanding at        contractual           average           Exercisable           average
      prices             12/31/03         life (in years)      exercise price       at 12/31/03        exercise price
-------------------- -----------------    ----------------    -----------------    ---------------     ---------------

$    16.60-35.30               500               9.0            $     16.60                 500         $     16.60
     35.31-70.62            13,000               6.6                  62.70               9,000               59.40
    70.63-105.93            38,770               5.3                  86.20              29,294               85.80
   105.94-141.25             5,000               6.1                 110.00               3,000              110.00
   141.26-176.56             1,000               7.4                 142.10               1,000              142.10
   211.88-247.18             9,180               2.3                 230.00               9,180              230.00
   247.19-282.50            11,332               2.9                 274.70              11,332              274.70
   282.51-317.81            21,968               3.5                 293.70              21,968              293.70
   317.82-353.10             9,400               3.8                 338.70               9,400              338.70
                     -----------------    ----------------    -----------------    ---------------     ---------------

                           110,150               4.5            $    179.00              94,674         $    194.20
                     =================    ================    =================    ===============     ===============

     Weighted average fair values of options at grant date were estimated using the Black-Scholes model and assumptions listed below (there were no options granted during 2003):

                                                                        2002                   2001
                                                                  ------------------    -------------------
           Assumptions at date of grant:
             Expected life (years)                                          6                     7
             Risk-free interest rate                                     2.01%                 3.44%
             Volatility                                                    74%                   68%
             Dividend yield                                                 0%                    0%


Note 15 - Other income (expense)

                                                                              Year ended December 31,
                                                                ----------------------------------------------------
                                                                     2003              2002               2001
                                                                --------------     --------------    ---------------
                                                                                  (In thousands)
Other operating income (expense):
  Boeing settlement, net                                        $          -       $           -     $    73,000 (1)
  Boeing take-or-pay                                                  23,083              23,408               -
  Litigation settlements                                               1,113                   -               -
  Other, net                                                             193                (126)            420
                                                                --------------     --------------    ---------------

                                                                $     24,389       $      23,282     $    73,420
                                                                ==============     ==============    ===============

Other non-operating income (expense):
  Dividends and interest                                        $        383       $         118     $     5,460
  Equity in earnings of common securities
    of TIMET Capital Trust I                                             432                 413             423
  Surety bond guarantee                                                 (449)             (1,575)              -
  Impairment of investment in SMC
    preferred securities                                                   -             (27,500)        (61,519)
  Foreign exchange (loss) gain                                          (189)               (587)             92
  Other, net                                                            (471)               (762)             18
                                                                --------------     --------------    ---------------

                                                                $       (294)      $     (29,893)    $   (55,526)
                                                                ==============     ==============    ===============
--------------------------------------------------------------------------------------------------------------------

(1) The Boeing settlement includes cash received from Boeing at settlement of $82.0 million less legal fees of $9.0 million. Additionally, $6.2 million in related employee incentive compensation was recorded as a component of selling, general administrative and development expense.

     The terms of the amended Boeing LTA allow Boeing to purchase up to 7.5 million pounds of titanium product annually from TIMET through 2007, but limit TIMET's maximum quarterly volume obligation to 3.0 million pounds. The LTA is structured as a take-or-pay agreement such that, beginning in calendar year 2002, Boeing forfeits $3.80 per pound of its advance payment in the event that its orders for delivery are less than 7.5 million pounds in any given calendar year. The Company recognizes income to the extent Boeing's year-to-date orders for delivery plus TIMET's maximum quarterly volume obligations for the remainder of the year total less than 7.5 million pounds. This income is recognized as other operating income and is not included in sales revenue, sales volume or gross margin. Based on actual purchases of approximately 1.4 million pounds during 2003 and 1.3 million pounds during 2002, the Company recognized $23.1 million and $23.4 million of income for the years ended December 31, 2003 and 2002, respectively. Recognition of the take-or-pay income reduces the Boeing customer advance as described in Note 10.

     The Company received $0.5 million and $0.6 million related to its settlement of certain litigation claims in the first and fourth quarters of 2003, respectively. Both of these settlements were recorded as other operating income for the year ended December 31, 2003.

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

                                                                              Year ended December 31,
                                                               -------------------------------------------------------
                                                                    2003                2002               2001
                                                               ----------------    ----------------   ----------------
                                                                                   (In thousands)
Pre-tax income (loss):
  U.S.                                                         $    (3,431)        $   (64,705)       $   (20,569)
  Non-U.S.                                                          (7,850)             (3,181)            11,190
                                                               ----------------    ----------------   ----------------

                                                               $   (11,281)        $   (67,886)       $    (9,379)
                                                               ================    ================   ================

Expected income tax expense (benefit), at 35%                  $    (3,948)        $   (23,760)       $    (3,283)
Non-U.S. tax rates                                                     696                 175                521
U.S. state income taxes, net                                        (1,050)             (1,650)               307
Dividends received deduction                                          (312)               (241)            (1,110)
Extraterritorial income exclusion                                     (140)               (373)              (462)
Change in valuation allowance:
  Effect of change in tax law                                            -              (1,797)                 -
  Adjustment of deferred tax valuation allowance                     6,196              25,470             34,950
Other, net                                                            (235)                224                189
                                                               ----------------    ----------------   ----------------

                                                               $     1,207         $    (1,952)       $    31,112
                                                               ================    ================   ================

Income tax expense (benefit):
  Current income taxes (benefit):
     U.S.                                                      $        30         $    (1,688)       $       787
     Non-U.S.                                                        1,436               3,430              3,503
                                                               ----------------    ----------------   ----------------
                                                                     1,466               1,742              4,290
                                                               ----------------    ----------------   ----------------

  Deferred income taxes (benefit):
     U.S.                                                                -                   -             26,061
     Non-U.S.                                                         (259)             (3,694)               761
                                                               ----------------    ----------------   ----------------
                                                                      (259)             (3,694)            26,822
                                                               ----------------    ----------------   ----------------

                                                               $     1,207         $    (1,952)       $    31,112
                                                               ================    ================   ================

Comprehensive tax provision (benefit) allocable to:
  Pre-tax income (loss)                                        $     1,207         $    (1,952)       $    31,112
  Stockholders' equity, including amounts allocated
     to other comprehensive income                                       -              (1,588)            (4,834)
                                                               ----------------    ----------------   ----------------

                                                               $     1,207         $    (3,540)       $    26,278
                                                               ================    ================   ================

     The following table summarizes the Company's deferred tax assets and deferred tax liabilities as of December 31, 2003 and 2002:

                                                                                  December 31,
                                                           -----------------------------------------------------------
                                                                      2003                            2002
                                                           ----------------------------    ---------------------------
                                                             Assets        Liabilities        Assets      Liabilities
                                                           ------------    ------------    -----------    ------------
                                                                                  (In millions)
Temporary differences relating to net assets:
  Inventories                                              $     1.4       $       -       $     0.3      $       -
  Property and equipment, including software                       -           (36.7)              -          (39.6)
  Goodwill                                                       8.8               -            10.0              -
  Accrued OPEB cost                                              6.1               -             6.2              -
  Accrued liabilities and other deductible differences          36.6               -            59.7              -
  Other taxable differences                                        -            (9.9)              -           (3.0)
Tax loss and credit carryforwards                               85.5               -            51.0              -
Valuation allowance                                            (91.6)              -           (84.8)             -
                                                           ------------    ------------    -----------    ------------
Gross deferred tax assets (liabilities)                         46.8           (46.6)           42.4          (42.6)
Netting                                                        (46.0)           46.0           (41.6)          41.6
                                                           ------------    ------------    -----------    ------------
Total deferred taxes                                             0.8            (0.6)            0.8           (1.0)
Less current deferred taxes                                      0.8               -             0.8              -
                                                           ------------    ------------    -----------    ------------

Net noncurrent deferred taxes                              $       -       $    (0.6)      $       -      $    (1.0)
                                                           ============    ============    ===========    ============

     The Company has concluded that realization of its previously recorded U.S. and U.K. deferred tax assets do not meet the "more-likely-than-not" recognition criteria. Additionally, the Company has determined that it will not recognize a deferred tax benefit related to future U.S. or U.K. losses or future increases in the U.S. or U.K. minimum pension liabilities continuing for an uncertain period of time. The Company increased its U.S. deferred tax valuation allowance by $0.2 million in 2003, due to additional U.S. losses, and by $40.2 million in 2002, due to additional U.S. losses and increases to the U.S. minimum pension liability. The Company increased its U.K. deferred tax valuation allowance by $5.5 million in 2003 and by $7.2 million in 2002 due to additional losses and increases in the U.K. minimum pension liabilities.

     The following table summarizes the components of the change in the Company's deferred tax asset valuation allowance in 2003, 2002 and 2001:

                                                                                Year ended December 31,
                                                               -------------------------------------------------------
                                                                    2003                2002               2001
                                                               ----------------    ----------------   ----------------
                                                                                   (In thousands)

Income before income taxes                                     $      6,196        $     23,673       $     34,950
Cumulative effect of change in accounting principle                      60              11,761                  -
Accumulated other comprehensive loss                                   (533)             11,966                554
Currency translation adjustment                                       1,122                   -                  -
                                                               ----------------    ----------------   ----------------

                                                               $      6,845        $     47,400       $     35,504
                                                               ================    ================   ================

     During the first quarter of 2002, the Job Creation and Worker Assistance Act of 2002 (the "JCWA Act") was signed into law. The Company benefits from provisions of the JCWA Act, which liberalized certain net operating loss ("NOL") and alternative minimum tax ("AMT") restrictions. As a result, the Company recognized $1.8 million of refundable U.S. income taxes during the first quarter of 2002. The Company received $0.8 million of this refund in the fourth quarter of 2002 and the remaining $1.0 million in the third quarter of 2003.

     At December 31, 2003 the Company had, for U.S. federal income tax purposes, NOL carryforwards of $114 million, which will expire in 2020 through 2023. At December 31, 2003, the Company had, for U.S. federal income tax purposes, a capital loss carryforward of $89 million, which will expire in 2008. At December 31, 2003, the Company had AMT credit carryforwards of $4 million, which can be utilized to offset regular income taxes payable in future years. The AMT credit carryforward has an indefinite carryforward period. At December 31, 2003, the Company had the equivalent of a $30 million NOL carryforward in the United Kingdom and a $2 million NOL carryforward in Germany, both of which have indefinite carryforward periods. At December 31, 2003, the Company had the equivalent of a $0.3 million NOL carryforward in Italy, which will expire in 2008.

Note 17 - Employee benefit plans

     Variable compensation plans. The majority of the Company's worldwide employees, including a significant portion of its U.S. hourly employees, participate in compensation programs providing for variable compensation based upon the financial performance of the Company and, in certain circumstances, the individual performance of the employee. The cost of these plans was approximately $0.5 million in 2003, $1.3 million in 2002 and $7.2 million in 2001.

     Defined contribution plans. Approximately 40% of the Company's worldwide employees at December 31, 2003 participate in a defined contribution pension plan with employer contributions based upon a fixed percentage of the employee's eligible earnings. All of the Company's U.S. hourly and salaried employees (60% of worldwide employees at December 31, 2003) are also eligible to participate in contributory savings plans with partial matching employer contributions, although the Company suspended making such partial matching contributions for certain employees effective April 1, 2003. The Company will consider resuming such partial matching contributions for those affected employees in the future. For approximately 80% of these participants, the Company makes additional matching contributions based on higher levels of Company annual financial performance. The cost of these pension and savings plans approximated $1.9 million in 2003, $2.4 million in 2002 and $2.8 million in 2001.

     Defined benefit pension plans. The Company maintains contributory and noncontributory defined benefit pension plans covering the majority of its European employees and a minority of its U.S. workforce. Defined pension benefits are generally based on years of service and compensation, and the related expense is based upon independent actuarial valuations. The Company's funding policy for U.S. plans is to annually contribute amounts satisfying the funding requirements of the Employee Retirement Income Security Act of 1974, as amended. The Company's European defined benefit pension plans are funded in accordance with applicable statutory requirements. Between 1989 and 1995, the U.S. defined benefit pension plans were closed to new participants and have remained closed. Additionally, in some cases, benefit levels have been frozen. As of December 31, 2003, the U.S. plans were merged into one plan. The U.K. defined benefit plan was closed to new participants in 1996; however, employees participating in the plan continue to accrue additional benefits based on increases in compensation and service.

     Information concerning the Company's defined benefit pension plans, based on a December 31 measurement date, is set forth in the following tables:

                                                                                      Year ended December 31,
                                                                               ---------------------------------------
                                                                                     2003                  2002
                                                                               ------------------    -----------------
                                                                                           (In thousands)
Change in projected benefit obligations:
  Balance at beginning of year                                                 $      186,609        $       161,668
  Service cost                                                                          3,855                  3,960
  Interest cost                                                                        11,087                 10,410
  Plan amendments                                                                           -                     48
  Actuarial loss                                                                       16,314                  8,825
  Benefits paid                                                                        (9,922)                (9,486)
  Change in currency exchange rates                                                    15,148                 11,184
                                                                               ------------------    -----------------

       Balance at end of year                                                  $      223,091        $       186,609
                                                                               ==================    =================

Change in plan assets:
  Fair value at beginning of year                                              $      118,280        $       135,762
  Actual return on plan assets                                                         28,053                (22,436)
  Employer contributions                                                               11,817                  7,357
  Plan participants' contributions                                                        997                    716
  Benefits paid                                                                        (9,922)                (9,486)
  Change in currency exchange rates                                                     9,698                  7,290
  Other                                                                                     -                   (923)
                                                                               ------------------    -----------------

       Fair value at end of year                                               $      158,923        $       118,280
                                                                               ==================    =================

Funded status:
  Plan assets under projected benefit obligations                              $      (64,168)       $       (68,329)
   Unrecognized:
     Actuarial loss                                                                    79,347                 79,382
     Prior service cost                                                                 3,141                  3,716
                                                                               ------------------    -----------------

       Total prepaid pension cost                                              $       18,320        $        14,769
                                                                               ==================    =================

Amounts recognized in balance sheets:
  Intangible pension asset                                                     $        3,141        $         3,716
  Noncurrent prepaid pension cost                                                       8,981                  7,295
  Current pension liability                                                            (8,466)                (7,969)
  Noncurrent pension liability                                                        (62,366)               (61,080)
  Accumulated other comprehensive loss                                                 77,030                 72,807
                                                                               ------------------    -----------------

                                                                               $       18,320        $        14,769
                                                                               ==================    =================

     As of December 31, 2003 and 2002, all of the Company's defined benefit pension plans have accumulated benefit obligations in excess of fair value of plan assets. The accumulated benefit obligations were $220.1 million and $179.6 million at December 31, 2003 and 2002, respectively.

     The components of the net periodic pension expense are set forth below:


                                                                              Year ended December 31,
                                                               -------------------------------------------------------
                                                                    2003                2002               2001
                                                               ----------------    ----------------   ----------------
                                                                                    (In thousands)

Service cost                                                   $        2,858      $        3,410     $        2,919
Interest cost                                                          11,087              10,410              9,534
Expected return on plan assets                                         (9,504)            (11,035)           (11,737)
Amortization of unrecognized prior service cost                           576                 479                491
Amortization of net losses                                              3,875               1,598                241
                                                               ----------------    ----------------   ----------------

  Net pension expense                                          $        8,892      $        4,862     $        1,448
                                                               ================    ================   ================

     The Company used the following discount rate, long-term rate of return ("LTRR") and salary rate increase weighted-average assumptions to arrive at the aforementioned benefit obligations and net periodic expense:

                                      Significant assumptions used to calculate projected and accumulated benefit obligations at December 31,
                           -------------------------------------------------------------------------------------------
                                               2003                                           2002
                           ---------------------------------------------    ------------------------------------------
                              Discount                   Salary increase       Discount                      Salary
                                rate           LTRR                              rate          LTRR         increase
                           -------------- ------------- ----------------    ------------- -------------- -------------
U.S. plans                      6.00%        10.00%           2.00%             6.25%          8.50%         2.00%
U.K. plan                       5.50%         7.10%           3.25%             5.70%          6.70%         3.00%
Savoie plan                     5.50%         5.25%           2.50%             5.70%          6.00%         2.00%



                                     Significant assumptions used to calculate net periodic pension expense for the year ended December 31,
                           -------------------------------------------------------------------------------------------
                                      2003                            2002                           2001
                           ----------------------------    ---------------------------    ----------------------------
                              Discount                        Discount                       Discount
                                rate           LTRR             rate          LTRR             rate           LTRR
                           -------------- -------------    -------------- ------------    -------------- -------------
U.S. plans                      6.25%         8.50%             7.00%         9.00%            7.25%         9.00%
U.K. plan                       5.70%         6.70%             6.00%         7.50%            6.00%         6.00%
Savoie plan                     5.70%         6.00%             6.00%         6.00%            6.00%         6.00%


     The Company currently expects to make cash contributions of approximately $11.5 million to its defined benefit pension plans during 2004.

     The assets of the defined benefit pension plans are invested as follows:

                                                                                            December 31,
                                                                               ---------------------------------------
                                                                                     2003                  2002
                                                                               ------------------    -----------------
US plan(s):
   Equity securities                                                                   69.4%                 39.5%
   Debt securities                                                                     23.6%                 57.8%
   Cash and other                                                                       7.0%                  2.7%
                                                                               ------------------    -----------------

                                                                                      100.0%                100.0%
                                                                               ==================    =================

European plans:
   Equity securities                                                                   91.9%                 84.7%
   Debt securities                                                                      7.3%                 12.6%
   Cash and other                                                                       0.8%                  2.7%
                                                                               ------------------    -----------------

                                                                                      100.0%                100.0%
                                                                               ==================    =================


     During the second quarter of 2003, the Company transferred all of its U.S. plans' assets into the CMRT; however, the assets are invested only in a portion of the CMRT that does not hold TIMET common stock. The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Harold C. Simmons. During the 16-year history of the CMRT from inception (in 1987) through December 31, 2003, the average annual rate of return earned by the CMRT, as calculated based on the average percentage change in the CMRT's net asset value per CMRT unit for each applicable year, was 12.7%. The CMRT earned an annual return of 38.4% in 2003, and the CMRT's last 5-year and 10-year average annual returns were 10.1% and 11.1%, respectively. The CMRT`s trustee and investment committee actively manage the investments within the CMRT. Such parties have in the past, and may again in the future, periodically change the relative asset mix based upon, among other things, advice they receive from third-party advisors and their expectation as to what asset mix will generate the greatest overall return. Based on the above, the Company increased its long-term rate of return assumption to 10.0% for December 31, 2003 pension obligations and for 2004 pension expense for its U.S. plan. The Company believes that such historical volatility is a reasonable indicator of future levels of volatility, and a higher level of volatility is consistent with a higher level of risk in the asset mix and a higher level of expected return over the long-term.

     Based on various factors, including improved economic and market conditions, gains on the plan assets during 2003 and projected asset mix, the Company increased its assumed long-term rate of return to 7.10% for December 31, 2003 pension obligations and for 2004 pension expense for its U.K. plan. During 2003 the Company switched trustees/investment advisors for the U.K. plan and modified its asset allocation goals. The Company's future expected long-term rate of return on plan assets for its U.K. plan is based on an asset allocation assumption of 80% equity securities and 20% fixed income securities by the end of 2005 and 60% equity securities and 40% fixed income securities by the end of 2007. The Company believes that the U.K. plan's long-term asset allocation on average will approximate the ultimate assumed 60/40 allocation, as all current contributions to the plan are invested wholly in fixed income securities in order to gradually effect the shift.

     Postretirement benefits other than pensions. The Company provides certain postretirement health care and life insurance benefits on a cost-sharing basis to its U.S. bargaining unit employees upon attaining eligibility for retirement based on previously negotiated agreements. The Company also provides certain postretirement health care benefits on a cost-sharing basis to a closed group of salaried employees who reached age 60 by January 1, 2004, and subsequently become eligible for retirement from active service. Health care coverage under the plans terminates once the retiree (or eligible dependent) becomes Medicare-eligible, effectively limiting coverage for most participants to less than five years. The Company funds such benefits as they are incurred, net of any contributions by the retirees.

     The plan is unfunded and contributions to the plan during the year equal benefits paid. The components of accumulated OPEB obligations and periodic OPEB cost, based on a December 31 measurement date, are set forth in the following tables:

                                                                                             December 31,
                                                                               ---------------------------------------
                                                                                      2003                  2002
                                                                               ------------------    -----------------
                                                                                           (In thousands)
Actuarial present value of accumulated OPEB obligations:
  Balance at beginning of year                                                 $        27,116       $        23,245
  Service cost                                                                             487                   565
  Interest cost                                                                          1,722                 1,799
  Amendments                                                                            (2,940)                  731
  Actuarial loss                                                                         5,339                 5,383
  Benefits paid, net of participant contributions                                       (3,140)               (4,607)
                                                                               ------------------    -----------------
  Balance at end of year                                                                28,584                27,116
Unrecognized net actuarial loss                                                        (14,679)              (10,471)
Unrecognized prior service cost                                                          2,891                   590
                                                                               ------------------    -----------------
Total accrued OPEB cost                                                                 16,796                17,235
Less current portion                                                                     3,135                 3,818
                                                                               ------------------    -----------------

  Noncurrent accrued OPEB cost                                                 $        13,661       $        13,417
                                                                               ==================    =================

                                                                                 Year ended December 31,
                                                                     -------------------------------------------------
                                                                         2003              2002              2001
                                                                     --------------    --------------    -------------
                                                                                      (In thousands)

Service cost                                                         $       487       $       565       $       271
Interest cost                                                              1,722             1,799             1,686
Amortization of unrecognized prior service cost                             (464)             (376)             (425)
Amortization of net losses                                                   956               905               222
                                                                     --------------    --------------    -------------

  Net OPEB expense                                                   $     2,701       $     2,893       $     1,754
                                                                     ==============    ==============    =============


     The Company used the following weighted-average discount rate and health care cost trend rate ("HCCTR") assumptions to arrive at the aforementioned benefit obligations and net periodic expense:

                                                                Significant assumptions used to calculate
                                                               accumulated OPEB obligation at December 31,
                                                      ----------------------------------------------------------------
                                                                 2003                                 2002
                                                      ----------------------------       -----------------------------

Discount rate                                                    6.00%                                6.25%
Beginning HCCTR                                                 10.35%                               11.35%
Ultimate HCCTR                                                   4.00%                                4.25%
Ultimate year                                                    2010                                 2010


                                                   Significant assumptions used to calculate net periodic
                                                        OPEB expense for the year ended December 31,
                                        ------------------------------------------------------------------------------
                                                  2003                       2002                       2001
                                        -----------------------     -----------------------     ----------------------

Discount rate                                     6.25%                     7.00%                       7.25%
Beginning HCCTR                                  11.35%                    11.15%                       8.90%
Ultimate HCCTR                                    4.25%                     5.00%                       6.00%
Ultimate year                                     2010                      2010                        2010


     If the health care cost trend rate were increased by one percentage point for each year, the aggregate of the service and interest cost components of OPEB expense would have increased approximately $0.3 million in 2003, and the actuarial present value of accumulated OPEB obligations at December 31, 2003 would have increased approximately $3.3 million. If the health care cost trend rate were decreased by one percentage point for each year, the aggregate of the service and interest cost components of OPEB expense would have decreased approximately $0.3 million in 2003, and the actuarial present value of accumulated OPEB obligations at December 31, 2003 would have decreased approximately $3.6 million.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act of 2003") was enacted. The Medicare Act of 2003 introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least equivalent to Medicare Part D. Detailed regulations necessary to implement the Medicare Act of 2003 have not been issued, including those that would specify the manner in which plan sponsors could demonstrate their eligibility to receive the subsidy. Additionally, certain accounting issues raised by the Medicare Act of 2003, including how to account for the federal subsidy, are not explicitly addressed by current existing authoritative guidance. In accordance with FASB Staff Position FAS No. 106-1, the Company has elected to defer accounting for the effects of the Medicare Act of 2003 until authoritative guidance on how to account for the federal subsidiary has been issued. Consequently, the Company's accumulated postretirement benefit obligation and net periodic postretirement benefit cost, as reflected in the accompanying Consolidated Financial Statements, do not reflect any effect of the Medicare Act of 2003. Specific authoritative guidance on the accounting for the federal subsidy is pending, and that guidance, when issued, could require the Company to change previously reported financial information, depending on the transition provisions of such guidance.

Note 18 - Related party transactions

     Corporations that may be deemed to be controlled by or affiliated with Mr. Harold C. Simmons sometimes engage in (i) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties, and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. The Company continuously considers, reviews and evaluates such transactions, and understands that Contran, Valhi and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that the Company might be a party to one or more such transactions in the future.

     Under the terms of various intercorporate services agreements ("ISAs") that the Company has historically entered into with various related parties, employees of one company provide certain management, tax planning, financial, risk management, environmental, administrative, facility or other services to the other company on a fee basis. Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient and the compensation of such persons, or the cost of facilities, equipment or supplies provided. These ISAs are reviewed and approved by the independent directors of the companies that are parties to the agreements.

     In 2003, the Company had an ISA with Tremont LLC, a wholly-owned subsidiary of Valhi, to provide certain management, financial, environmental, human resources and other services to Tremont LLC, under which Tremont LLC paid the Company approximately $0.2 million. The Company had a similar ISA with Tremont Corporation, Tremont LLC's predecessor, in each of 2002 and 2001 pursuant to which Tremont Corporation paid the Company approximately $0.4 million per year.

     The Company had an ISA with NL Industries, Inc. ("NL"), a majority-owned subsidiary of Valhi, whereby NL provided certain financial and other services to TIMET at a cost to TIMET of approximately $0.3 million in each of 2002 and 2001. The Company renewed this agreement for 2003 at a substantially reduced fee, as the Company now performs a majority of these services internally. During 2003, TIMET paid NL approximately $15,000 related to this agreement.

     In 2003, the Company entered into an ISA with Contran whereby Contran provides certain business, financial and other services to TIMET. During 2003, TIMET paid Contran approximately $0.3 million related to this agreement.

     In 2004, the Company, Tremont LLC and Contran agreed to enter into a single, combined ISA covering the provision of services by Contran to TIMET and the provision of services by TIMET to Tremont LLC. Under the 2004 combined ISA, TIMET will pay Contran approximately $1.2 million, representing the net cost of the Contran services to TIMET less the TIMET services to Tremont LLC.

     The Company previously extended market-rate loans to certain officers pursuant to a Board-approved program to facilitate the officers' purchase of Company stock and BUCS and to pay applicable taxes on shares of restricted Company stock as such shares vested. The loans were generally payable in five annual installments beginning six years from date of loan and bore interest at a rate tied to the Company's borrowing rate, payable quarterly. At December 31, 2003, approximately $0.2 million of officer notes receivable remain outstanding. The Company terminated this program effective July 30, 2002, subject to continuing only those loans outstanding at that time in accordance with their then-current terms.

     Tall Pines Insurance Company ("Tall Pines"), Valmont Insurance Company ("Valmont") and EWI RE, Inc. ("EWI") provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including the Company. Tall Pines and Valmont are wholly-owned subsidiaries of Valhi, and EWI is a wholly-owned subsidiary of NL. Prior to January 2002, an entity controlled by one of Harold C. Simmons' daughters owned a majority of EWI, and Contran owned the remainder of EWI. In January 2002, NL purchased EWI from its previous owners for an aggregate cash purchase price of approximately $9 million. The purchase was approved by a special committee of NL's board of directors consisting of two of its independent directors, and the purchase price was negotiated by the special committee based upon its consideration of relevant factors, including but not limited to due diligence performed by independent consultants and an appraisal of EWI conducted by an independent third party selected by the special committee. Consistent with insurance industry practices, Tall Pines, Valmont and EWI receive commissions from the insurance and reinsurance underwriters for the policies that they provide or broker. The Company's aggregate premiums for such policies were approximately $3.8 million in 2003, $3.4 million in 2002 and $2.8 million in 2001. The Company expects that these relationships with Tall Pines, Valmont and EWI will continue in 2004.

     Contran and certain of its subsidiaries and affiliates, including the Company, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies. With respect to certain of such policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period. As a result, Contran and certain of its subsidiaries and affiliates, including the Company, have entered into a loss sharing agreement under which any uninsured loss is shared by those entities that have submitted claims under the relevant policy. The Company believes the benefits in the form of reduced premiums and broader coverage associated with the group coverage for such policies justify the risk associated with the potential for any uninsured loss.

     TIMET supplies titanium strip to VALTIMET under a long-term contract. The LTA was entered into in 1997 and expires in 2007. Under the LTA, VALTIMET has agreed to purchase a certain percentage of its titanium requirements from TIMET at formula-determined selling prices, subject to certain conditions. Certain provisions of this contract have been amended in the past and may be amended in the future to meet changing business conditions. Sales to VALTIMET were $9 million in 2003, $20 million in 2002 and $22 million in 2001.

     Tremont LLC owns 32% of Basic Management, Inc. ("BMI"). Among other things, BMI provides utility services (primarily water distribution, maintenance of a common electrical facility and sewage disposal monitoring) to the Company and other manufacturers within an industrial complex located in Henderson, Nevada. Power transmission and sewer services are provided on a cost reimbursement basis, similar to a cooperative, while water delivery is currently provided at the same rates as are charged by BMI to an unrelated third party. Amounts paid by the Company to BMI for these utility services were $1.7 million during 2003 and $1.6 million during each of 2002 and 2001. The Company paid BMI an electrical facilities usage fee of $1.3 million in each of 2003, 2002 and 2001. This usage fee continues at $1.3 million per year through 2004 and declines to $0.6 million for 2005, to $0.5 million annually for 2006 through 2009, and terminates completely after January 2010.

     Based on the previous agreements and relationships, receivables from and payables to related parties included in the Company's Consolidated Balance Sheets are summarized in the following table:

                                                                                            December 31,
                                                                                --------------------------------------
                                                                                      2003                 2002
                                                                                -----------------    -----------------
                                                                                           (In thousands)
Receivables from related parties:
   VALTIMET                                                                     $         891        $       2,398
   Notes receivable from officers                                                         163                  163
                                                                                -----------------    -----------------

                                                                                $       1,054        $       2,561
                                                                                =================    =================

Payables to related parties:
   VALTIMET                                                                     $         819        $       1,246
   Contran                                                                                 71                    -
   NL                                                                                       3                    -
                                                                                -----------------    -----------------

                                                                                $         893        $       1,246
                                                                                =================    =================

Note 19 - Commitments and contingencies

     Long-term agreements. The Company has LTAs with certain major aerospace customers, including, among others, Boeing, Rolls-Royce plc and its German and U.S. affiliates ("Rolls-Royce"), United Technologies Corporation ("UTC", Pratt & Whitney and related companies) and Wyman-Gordon (a unit of Precision Castparts Corporation ("PCC")). These agreements expire from 2007 through 2008, subject to certain conditions, and generally provide for (i) minimum market shares of the customers' titanium requirements or firm annual volume commitments and (ii) fixed or formula-determined prices (although some contain elements based on market pricing). Generally, the LTAs require the Company's service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types. In certain events of nonperformance by the Company, the LTAs may be terminated early. Although it is possible that some portion of the business would continue on a non-LTA basis, the termination of one or more of the LTAs could result in a material and adverse effect on the Company's business, results of operations, financial position or liquidity.

     During 2001, the Company recorded a charge of $3.0 million relating to a titanium sponge supplier's agreement to renegotiate certain components of an agreement entered into in 1997, including minimum purchase commitments for 1999 through 2001. As of December 31, 2003 and 2002, $1.1 million and $1.7 million, respectively, of this amount remained accrued and unpaid. In September 2002, the Company entered into a new agreement with this supplier, effective from January 1, 2002 through December 31, 2007. This new agreement replaced the 1997 agreement. The new agreement requires minimum annual purchases by the Company of approximately $10 million in 2002 through 2007.

     In April 2001, the Company reached a settlement of the litigation between TIMET and Boeing related to the parties' LTA entered into in 1997. In connection with the settlement, TIMET and Boeing entered into an amended LTA. See Notes 9, 10 and 15.

     TIMET supplies titanium strip to VALTIMET under a long-term agreement.  See
Note 18.

     Concentration of credit and other risks. Substantially all of the Company's sales and operating income (loss) are derived from operations based in the U.S., the U.K., France and Italy. Approximately 68% of the Company's 2003 net sales was generated from customers in the aerospace industry (including airframe and engine construction). As described previously, the Company has LTAs with certain major aerospace customers, including Boeing, Rolls-Royce, UTC and Wyman-Gordon. These and other long-term agreements accounted for approximately 41%, 37% and 43% of sales revenue in 2003, 2002 and 2001, respectively. Sales to PCC and related entities approximated 13% of the Company's sales revenue in 2003. Sales to Rolls-Royce and other Rolls-Royce suppliers under the Rolls-Royce LTAs (including direct sales to certain of the PCC-related entities under the terms of the Rolls-Royce LTAs) represented approximately 15% of the Company's sales revenue in 2003. The Company's ten largest customers accounted for approximately 38% of sales revenue in 2003, 40% of sales revenue in 2002 and 50% of sales revenue in 2001. Such concentration of customers may impact the Company's overall exposure to credit and other risks, either positively or negatively, in that such customers may be similarly affected by economic or other conditions.

     Operating leases. The Company leases certain manufacturing and office facilities and various equipment. Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases management expects that leases will be renewed or replaced by other leases in the normal course of business. Net rent expense was $4.0 million in 2003, $5.0 million in 2002 and $6.1 million in 2001.

     At  December  31,  2003,  future  minimum  payments  under   noncancellable
operating leases having an initial or remaining term in excess of one year were as follows:

                                                                                                         Amount
                                                                                                   -------------------
                                                                                                     (In thousands)
Year ending December 31,
  2004                                                                                               $        2,724
  2005                                                                                                        1,497
  2006                                                                                                        1,223
  2007                                                                                                          380
  2008                                                                                                          205
  2009 and thereafter                                                                                           339
                                                                                                   -------------------

                                                                                                     $        6,368
                                                                                                   ===================

     Environmental matters. TIMET and BMI entered into an agreement in 1999 providing that upon payment by BMI of the cost to design, purchase and install the technology and equipment necessary to allow the Company to stop discharging liquid and solid effluents and co-products into settling ponds located on certain lands owned by the Company adjacent to its Henderson, Nevada plant site (the "TIMET Pond Property"), the Company would convey the TIMET Pond Property to BMI, at no additional cost. Under this agreement, BMI will pay 100% of the first $15.9 million of the cost for this project, and TIMET will pay 50% of the cost in excess of $15.9 million, up to a maximum payment by TIMET of $2 million. The Company presently expects that the total cost of this project will not exceed $15.9 million. The Company and BMI are continuing discussions about this project and also continuing investigation with respect to certain environmental issues associated with the TIMET Pond Property, including possible groundwater issues.

     Under certain circumstances (not presently in effect), TIMET may be required to restore some portion of the TIMET Pond Property to the condition it was in prior to TIMET's use of the property, before returning title of the affected property to BMI. The Company currently believes any liability it may have under this obligation to be remote. The Company is continuing to investigate this potential liability, and is presently unable to estimate the magnitude of such potential liability.

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

     At December 31, 2003, the Company had accrued an aggregate of approximately $4.2 million for environmental matters, including those discussed above. The Company records liabilities related to environmental remediation obligations when estimated future costs are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future costs are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in costs in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

     Legal  proceedings.  At  December  31,  2003,  the  Company  had accrued an aggregate of $0.4 million for expected costs related to various legal proceedings. The Company records liabilities related to legal proceedings when estimated costs are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future costs are not discounted to their present value. It is not possible to estimate the range of costs for certain matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to matters as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional legal proceedings will not arise in the future.

     Other.   TIMET  is  the  primary  obligor  on  two  $1.5  million  workers'
compensation bonds issued on behalf of a former subsidiary, Freedom Forge Corporation ("Freedom Forge"), which TIMET sold in 1989. The bonds were provided as part of the conditions imposed on Freedom Forge in order to self-insure its workers' compensation obligations. Freedom Forge filed for Chapter 11 bankruptcy protection on July 13, 2001, and discontinued payment on the underlying workers' compensation claims in November 2001. During 2002, TIMET received notices that the issuers of the bonds were required to make payments on one of the bonds with respect to certain of these claims and were requesting reimbursement from TIMET. Based upon loss projections, the Company accrued $0.9 million in the third quarter of 2002 and $0.7 million (including $0.1 million in legal fees reimbursable to the issuer of the bonds) in the fourth quarter of 2002 for this bond as other non-operating expense. Through December 31, 2003, TIMET has reimbursed the issuer approximately $0.8 million under this bond and $0.8 million remains accrued for future payments. During 2003, TIMET received notice that certain claimants had submitted claims under the second bond. Accordingly, the Company accrued $50,000 for this bond in the third quarter of 2003 and an additional $0.4 million for this bond in the fourth quarter of 2003 as other non-operating expense. As of December 31, 2003, payments under the second bond have been less than $0.1 million, and $0.4 million remains accrued for future payments. TIMET may revise its estimated liability under these bonds in the future as additional facts become known or claims develop.

     As of December 31, 2003, the Company has $0.1 million accrued for pending customer claims associated with certain standard grade material produced by the Company which was found (in March 2001) to contain tungsten inclusions as a result of tungsten contaminated silicon sold to the Company by a third-party supplier. Based upon an analysis of information pertaining to asserted and unasserted claims during the third quarter of 2003, the Company revised its estimate of probable loss and reduced its accrual for pending and future customer claims, resulting in a $1.7 million reduction in cost of sales during the third quarter of 2003. The Company has paid $1.1 million in claims related to this matter since initial identification through December 31, 2003. All pending claims have been investigated, and subsequent to December 31, 2003, the final pending claim was resolved for less than the accrued amount. However, there is no assurance that all potential claims have been submitted to the Company. The Company has filed suit seeking full recovery from its silicon supplier for any liability the Company has incurred or might incur, although no assurance can be given that the Company will ultimately be able to recover all or any portion of such amounts. In April 2003, the Company received notice that this silicon supplier had filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. TIMET's motion for relief from the automatic stay in bankruptcy was granted in the fourth quarter of 2003. The Company has not recorded any recoveries related to this matter as of December 31, 2003.

     The Company is involved in various employment, environmental, contractual, product liability and other claims, disputes and litigation incidental to its business including those discussed above. While management currently believes that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position, liquidity or overall trends in results of operations, all such matters are subject to inherent uncertainties. Were an unfavorable outcome to occur in any given period, it is possible that it could have a material adverse impact on the results of operations or cash flows in that particular period.

Note 20 - Earnings per share

     Basic earnings (loss) per share is based on the weighted average number of unrestricted common shares outstanding during each year. Diluted earnings (loss) per share reflect the dilutive effect of common stock options, restricted stock and the assumed conversion of the BUCS, if applicable. Basic and diluted earnings (loss) per share amounts for all periods presented have been retroactively adjusted for the effects of the Company's one-for-ten reverse stock split, which was effective after the close of trading on February 14, 2003. The assumed conversion of the BUCS was omitted from the diluted earnings
(loss) per share calculation for 2003, 2002 and 2001 because the effect was antidilutive. Had the BUCS not been antidilutive, diluted losses would have been decreased by $14.0 million in 2003, $13.4 million in 2002 and $13.9 million in 2001. Diluted average shares outstanding would have been increased by approximately 540,000 shares for each of these periods from the assumed conversion of the BUCS. Stock options and restricted shares excluded from the calculation because they were antidilutive were 119,337 in 2003, 140,798 in 2002 and 162,764 in 2001.

Note 21 - Segment information

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

                                                                              Year ended December 31,
                                                               -------------------------------------------------------
                                                                     2003               2002                2001
                                                               ----------------    ---------------    ----------------
                                                                    ($ in thousands, except selling price data)
Titanium melted and mill products:
    Mill product net sales                                     $     279,563       $     278,204      $     363,257
    Melted product net sales                                          57,409              34,800             64,063
    Other product sales                                               55,132              53,497             59,615
    Other (1)                                                         (6,800)                  -                  -
                                                               ----------------    ---------------    ----------------
                                                               $     385,304       $     366,501      $     486,935
                                                               ================    ===============    ================
Mill product shipments:
    Volume (metric tons)                                               8,875               8,860             12,180
    Average price ($ per kilogram)                             $       31.50       $       31.40      $       29.80

Melted product shipments:
    Volume (metric tons)                                               4,725               2,400              4,415
    Average price ($ per kilogram)                             $       12.15       $       14.50      $       14.50


                                                                                Year ended December 31,
                                                               -------------------------------------------------------
                                                                    2003                2002               2001
                                                               ----------------    ---------------    ----------------
                                                                                    (In thousands)
Geographic segments:
   Net sales - point of origin:
     United States                                             $     340,616       $     311,194      $     399,708
     United Kingdom                                                  111,313              91,467            139,210
     Other Europe                                                     75,443              68,487             70,079
     Other (1)                                                        (6,800)                  -                  -
     Eliminations                                                   (135,268)           (104,647)          (122,062)
                                                               ----------------    ---------------    ----------------
                                                               $     385,304       $     366,501      $     486,935
                                                               ================    ===============    ================

   Net sales - point of destination:
     United States                                             $     217,653       $     193,740      $     247,410
     Europe                                                          149,424             145,118            188,729
     Other locations                                                  25,027              27,643             50,796
     Other (1)                                                        (6,800)                  -                  -
                                                               ----------------    ---------------    ----------------
                                                               $     385,304       $     366,501      $     486,935
                                                               ================    ===============    ================

   Long-lived assets - property and equipment, net:
     United States                                             $     170,400       $     186,777      $     208,069
     United Kingdom                                                   62,287              62,369             62,463
     Other Europe                                                      6,495               5,526              4,776
                                                               ----------------    ---------------    ----------------
                                                               $     239,182       $     254,672      $     275,308
                                                               ================    ===============    ================
----------------------------------------------------------------------------------------------------------------------

(1) Represents the effect of a $6.8 million reduction to sales during 2003 related to termination of a purchase and sale agreement with Wyman-Gordon. See further discussion in Note 9.


     Export sales from U.S.-based operations approximated $16 million in 2003, $18 million in 2002 and $37 million in 2001.

Note 22 - Quarterly results of operations (unaudited)


                                                                           For the quarter ended
                                                      ----------------------------------------------------------------
                                                        March 31          June 30         Sept. 30         Dec. 31
                                                      -------------    --------------   -------------    -------------
                                                                   (In millions, except per share data)
Year ended December 31, 2003:

  Net sales                                           $     99.3       $    101.8       $     83.6       $    100.6
  Gross margin(1)                                            1.0              4.4                -             11.7
  Operating (loss) income                                   (8.1)            (2.1)             1.3             14.3
  (Loss) income before cumulative effect of
     change in accounting principle                        (13.4)            (6.4)            (3.0)             9.9
  Net (loss) income                                   $    (13.6)      $     (6.4)      $     (3.0)      $      9.9

  Basic and diluted loss per share:
     Before cumulative effect of change in
        accounting principle                          $    (4.23)      $    (2.00)      $    (0.94)      $     3.11
     Basic and diluted loss per share                 $    (4.29)      $    (2.00)      $    (0.94)      $     3.11

Year ended December 31, 2002:

  Net sales                                           $    104.4       $     94.3       $     82.8       $     85.0
  Gross margin                                               5.1              1.4             (4.9)            (4.7)
  Operating loss (1)                                        (4.7)            (7.0)            (4.4)            (4.8)
  Loss before cumulative effect of change in
     accounting principle (1) (4)                          (36.1)           (12.3)            (9.1)            (9.6)
  Net loss (1) (2) (4)                                $    (80.4)      $    (12.3)      $     (9.1)      $     (9.6)

  Basic and diluted loss per share (2) (3) (4):
     Before cumulative effect of change in
        accounting principle                          $   (11.43)      $    (3.91)      $    (2.89)      $    (3.05)
     Basic and diluted loss per share
                                                      $   (25.47)      $    (3.91)      $    (2.89)      $    (3.05)
----------------------------------------------------------------------------------------------------------------------

(1) The sum of quarterly amounts do not agree to the full year results due to rounding.
(2) As compared to amounts previously reported on Form 10-Q, net loss and loss per share for the quarter ended March 31, 2002 were increased by the $44.3 million ($14.04 per share) cumulative effect of change in accounting principle recorded for the Company's goodwill impairment charge determined during the third quarter of 2002.
(3) The sum of quarterly amounts may not agree to the full year results due to rounding and the timing of potential conversion of options to common stock, which would have an antidilutive effect on the calculation. All per share amounts have been adjusted to reflect the Company's one-for-ten reverse stock split, which became effective after the close of trading on February 14, 2003.
(4) The first quarter 2002 results included a $27.5 million impairment charge related to the impairment of the Company's investment in SMC securities, as discussed in Note 5.


                         REPORT OF INDEPENDENT AUDITORS
                         ON FINANCIAL STATEMENT SCHEDULE



To the Stockholders and Board of Directors of Titanium Metals Corporation:

     Our audits of the consolidated financial statements referred to in our report dated March 2, 2004 appearing in this 2003 Annual Report on Form 10-K of Titanium Metals Corporation also included an audit of the financial statement schedule listed in the Index on page F of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP


Denver, Colorado
March 2, 2004

                           TITANIUM METALS CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                                 Additions
                                                        -----------------------------
                                          Balance          Charged
                                             at               to            Charged                          Balance
                                         beginning        costs and        to other                          at end
            Description                   of year          expenses        accounts        Deductions        of year
------------------------------------    -------------   -------------    ------------    -------------    ------------

Year ended December 31, 2003:

   Allowance for doubtful
     accounts                           $    2,859      $       623      $    144 (1)    $   (1,279 (2)   $    2,347
                                        =============   =============    ============    =============    ============
   Allowance for excess and
     slow moving inventories            $   15,090      $     2,324      $  1,125 (1)    $   (1,816)      $   16,723
                                        =============   =============    ============    =============    ============
   Reserve for business
     restructuring                      $       80      $         -      $      -        $      (80)(3)   $        -
                                        =============   =============    ============    =============    ============

Year ended December 31, 2002:

   Allowance for doubtful
     accounts                           $    2,739      $     1,000      $    152 (1)    $   (1,032)(2)   $    2,859
                                        =============   =============    ============    =============    ============
   Allowance for excess and
     slow moving inventories            $   13,621      $     3,757      $    901 (1)    $   (3,189)      $   15,090
                                        =============   =============    ============    =============    ============
   Reserve for business
     restructuring                      $      198      $         -      $      -        $     (118)(3)   $       80
                                        =============   =============    ============    =============    ============

Year ended December 31, 2001:

   Allowance for doubtful
     accounts                           $    2,927      $         4      $    (22)(1)    $     (170)(2)   $    2,739
                                        =============   =============    ============    =============    ============
   Allowance for excess and
     slow moving inventories            $   14,846      $     1,755      $   (218)(1)    $   (2,762)      $   13,621
                                        =============   =============    ============    =============    ============
   Reserve for business
     restructuring                      $    1,012      $      (227)     $      -        $     (587)(3)   $      198
                                        =============   =============    ============    =============    ============
----------------------------------------------------------------------------------------------------------------------

(1) Amounts represent foreign currency translation adjustments for the related account.
(2)  Amounts  written  off,  credit  memos  and  reductions  in  reserve,   less
     recoveries.
(3) Amounts represent cash payments for restructuring severance obligations and credits to reduce the initial restructuring charge.