Form 10-K/A
period 2003-12-31
TITANIUM METALS CORP
filed 2004-04-29
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

 X   ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
---  ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                             -----------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                         Commission file number 0-28538
                                                -------

                           Titanium Metals Corporation
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                     13-5630895
------------------------------------             -------------------------------
   (State or other jurisdiction of                       (IRS Employer
   incorporation or organization)                      Identification No.)

                1999 Broadway, Suite 4300, Denver, Colorado 80202
             -------------------------------------------------------
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (303) 296-5600
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class            Name of Each Exchange on Which Registered
----------------------------      ----------------------------------------------
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

                      Documents incorporated by reference:
None.

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A is an amendment to the Titanium Metals Corporation (the "Company" or "TIMET") Annual Report on Form 10-K ("Annual Report") for the year ended December 31, 2003. The sole purpose of the Form 10-K/A is to file all information required by Part III. The Company anticipated that this information would be incorporated by reference from TIMET's definitive proxy statement relating to its 2004 annual meeting. The Company filed a preliminary proxy statement with the Securities and Exchange Commission ("SEC") on April 5, 2004, and the SEC is reviewing the Company's preliminary proxy statement. As a result, TIMET currently expects that it will not be in a position to file its definitive proxy statement within 120 days of fiscal year end. Except for this revision, no other changes have been made to the Company's Annual Report for the year ended December 31, 2003 filed with the SEC on March 4, 2004. This Form 10-K/A does not update any disclosures to reflect developments since the original filing date.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors. Set forth below is certain information relating to the current members of the Board of Directors of the Company, provided to the Company by each respective member. See also ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS below.

     Norman N. Green, 69, has been a director of TIMET since 2002. In 1997, Mr. Green became an original director and one of the principal investors in Sage Telecom, a private, full service local and long distance telecommunications company operating in several southern states. Prior to this, Mr. Green was active in commercial real estate investment, development and management for over 40 years. Until 1995, Mr. Green was Chairman and sole owner of Stewart, Green Properties Ltd., which owned a group of private companies specializing in the development and management of major shopping centers in Canada and the U.S., operating approximately 5 million square feet of commercial real estate. From 1979 until 1990, Mr. Green was a co-owner of the Atlanta Flames, a National Hockey League franchise (the team later became the Calgary Flames). From 1990 until 1996, Mr. Green was the sole owner of the Minnesota North Stars (the team later became the Dallas Stars). He continues to serve as a consultant to the Dallas Stars organization. Teams owned by Mr. Green went to the Stanley Cup
Finals several times during Mr. Green's tenure and won the Stanley Cup Championships in 1989 and 1999. Mr. Green was a member of the National Hockey League Board of Governors from 1979 to 1996, serving on all of its strategic committees. He is a member of the executive committee of the board for the Edwin
L. Cox School of Business at Southern Methodist University and has been active in philanthropic and community service activities for over 30 years. Mr. Green is a member of TIMET's Management Development and Compensation Committee (the "Compensation Committee"), the Nominations Committee, and the Pension and Employee Benefits Committee (the "Pension Committee").

     Gary C.  Hutchison,  M.D.,  68, has been a director of TIMET since  October
2003. Since 1968, Dr. Hutchison has practiced neurological surgery at Presbyterian Hospital in Dallas. Dr. Hutchison is a graduate of the University of Texas Southwestern Medical School in Dallas. He interned at the University of Oklahoma and received his neurosurgical residency training at the University of Texas Southwestern Medical School and Parkland Memorial Hospital, as well as the National Hospital for Nervous Disease in London, England. Dr. Hutchison has been board certified by the American Board of Neurological Surgery since 1969. Dr. Hutchison has served on various health and medical boards and committees and is currently a member of the Board of Trustees of Texas Health Resources, Inc., Chairman of the Strategic Planning and Development Committee of Texas Health Resources, Inc., member of the Governance and Nominating Committee of Texas Health Resources, Inc., Vice Chairman of the Board of Trustees Presbyterian Hospital of Dallas and Associate Clinical Professor of Neurosurgery at the University of Texas Health Science Center in Dallas. Dr. Hutchison serves as Chair of the Compensation Committee, Chair of the Nominations Committee, and a member of the Audit Committee.

     J. Landis Martin, 58, has been Chairman of the Board of TIMET since 1987, Chief Executive Officer of TIMET since 1995 and President from 1995 to 1996 and since 2000. Mr. Martin served as Chairman of the Board of Tremont Corporation from 1990, as Chief Executive Officer and a director of Tremont Corporation from 1988 and as President of Tremont Corporation from 1987 (except for a period in 1990), each until Tremont Corporation, through a series of transactions, merged into Tremont LLC in 2003 (the "Tremont Merger"). Until his resignation in 2003, Mr. Martin served from 1987 as President and Chief Executive Officer, and from 1986 as a director of NL Industries, Inc. ("NL"), a manufacturer of titanium dioxide pigments. NL may be deemed to be an affiliate of TIMET. Mr. Martin is also a director of Halliburton Company, Apartment Investment and Management Company, and Trico Marine Services Inc. and a director and non-executive chairman of Crown Castle International Corporation.

     Albert W. Niemi, Jr., Ph.D., 61, has been a director of TIMET since 2001. Dr. Niemi is the Dean of the Edwin L. Cox School of Business at Southern
Methodist University, where he also holds the Tolleson Chair in Business Leadership. Before joining SMU, Dr. Niemi served as Dean of the Terry College of Business at the University of Georgia from 1982 to 1996. Dr. Niemi graduated cum laude from Stonehill College with an A.B. in economics and earned an M.A. and Ph.D. in economics from the University of Connecticut. Dr. Niemi is a member of the Business Accreditation Committee of the American Assembly of Collegiate Schools of Business and has chaired or served as a member on the accreditation review teams to more than 20 universities. Dr. Niemi recently completed a term on the Board of Governors of the American Association of University Administrators and is currently on the Board of Beta Gamma Sigma. Dr. Niemi also serves on the boards of Mayer Electric Supply Company and Bank of Texas, and on the Advisory Board of TXU Dallas. Dr. Niemi is Chair of TIMET's Audit Committee and a member of the Compensation Committee and the Pension Committee.

     Glenn R. Simmons, 76, has been a director of TIMET since 1999. Mr. Simmons is Chairman of the Board of Keystone Consolidated Industries, Inc. ("Keystone"), a steel fabricated wire products, industrial wire and carbon steel rod company (Keystone filed a petition under Chapter 11 of the U.S. Bankruptcy Code in 2004), and CompX International Inc. ("CompX"), a manufacturer of ergonomic computer support systems, precision ball bearing slides and security products. CompX is a majority-owned, indirect subsidiary of Valhi, Inc. ("Valhi"). Valhi is a diversified holding company, engaged in the manufacture of titanium dioxide pigments (through its majority interest in Kronos Worldwide, Inc. ("Kronos")) and component products (through its majority interest in CompX) and also engaged in waste management. Since 1987, Mr. Simmons has been Vice Chairman of the Board of Valhi, of Tremont LLC and of Contran Corporation ("Contran"), a diversified holding company. Mr. Simmons has been an executive officer and/or director of various companies related to Valhi and Contran since 1969. Mr. Simmons is also a director of NL and Kronos, and served as a director of Tremont Corporation until the Tremont Merger in 2003. Keystone, Valhi, Tremont LLC, Kronos and CompX may be deemed to be affiliates of TIMET. See note (3) to the table Security Ownership of TIMET in ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. Mr. Simmons is Chair of TIMET's Pension Committee. Mr. Simmons is a brother of Harold C. Simmons.

     Steven L. Watson, 53, has been a director of TIMET since 2000. Mr. Watson has been President and a director of Valhi and Contran since 1998 and has served as an executive officer and/or director of Valhi, Contran and various companies related to Valhi and Contran since 1980. Mr. Watson also serves on the board of directors of NL, CompX, Kronos and Keystone and served as a director of Tremont Corporation until the Tremont Merger in 2003.

     Paul J. Zucconi, 63, has been a director of TIMET since 2002. In 2001, Mr. Zucconi retired after 33 years at KPMG LLP where he was most recently an audit partner. Mr. Zucconi is a member of the American Institute of Certified Public Accountants ("AICPA") and is involved in developing the professional development courses for the AICPA. Mr. Zucconi also serves on the Board of Directors and Audit Committee of Torchmark Corporation, a major life and health insurance company, and the Board of Directors of the National Kidney Foundation of North Texas, Inc. Mr. Zucconi is a member of the Audit Committee.

     Audit Committee. The responsibilities and authority of the Audit Committee include, among other things, providing oversight with respect to the integrity of the Company's financial statements, the Company's compliance with legal and regulatory requirements, the independent auditor's qualifications and independence and the performance of the Company's internal audit function; retaining the Company's independent auditor, overseeing the external audit function and approving all fees relating to the Company's independent auditor; reviewing with the independent auditor the scope and results of the annual auditing engagement and the system of internal accounting controls, reviewing the Company's Annual Report on Form 10-K, including annual financial statements, reviewing and discussing with management the Company's interim financial statements and directing and supervising special audit inquiries. The Company's Board of Directors has adopted a revised written charter for the Audit Committee, a copy of which will be posted on TIMET's website at www.timet.com prior to the 2004 annual meeting of TIMET in accordance with applicable rules and regulations. The current members of the Audit Committee are Dr. Niemi (Chair), Dr. Hutchison, and Mr. Zucconi. Mr. Zucconi is the Audit Committee "financial expert" as such term is defined in Item 401(b) of Regulation S-K. The Company believes that each of the members of the Audit Committee is independent in accordance with applicable rules and regulations. The Audit Committee held 10 meetings in 2003. See Item 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES below.

     The Nominations Committee will consider recommendations by stockholders of the Company with respect to the election of directors if such recommendations are submitted in writing to the Secretary of the Company and received not later than December 31 of the year prior to the next annual meeting of stockholders. The Nominations Committee has not adopted any formal policy regarding minimal qualifications of recommended nominees, but considers the criteria approved by the Board of Directors from time to time.

     Executive officers. Set forth below is certain information relating to the current executive officers of the Company. Biographical information with respect to J. Landis Martin is set forth under "Directors" above. See also ITEM 13:
CERTAIN RELATIONSHIPS AND RELATED TRANSACTION below.

Name                 Age   Position(s)
----                 ---   -----------

J. Landis Martin      58   Chairman of the Board, President and Chief Executive
                           Officer

Christian Leonhard    58   Chief Operating Officer - Europe

Robert E. Musgraves   49   Chief Operating Officer - North America

     Christian Leonhard, 58, served as Executive Vice President-Operations of TIMET from 2000 to 2002 when he became Chief Operating Officer - Europe. Mr. Leonhard joined TIMET in 1988 as General Manager of TIMET France. He was promoted to President of TIMET Savoie S.A. ("TIMET Savoie") in 1996 and President of European Operations in 1997.

     Robert E. Musgraves, 49, has served as Chief Operating Officer - North America since 2002. Mr. Musgraves served as Executive Vice President of TIMET from 2000 to 2002 and served as General Counsel from 1990 to 2002. Mr. Musgraves was Vice President from 1990 to 2000 and Secretary of TIMET from 1991 to 2000. Mr. Musgraves also served as General Counsel and Secretary of Tremont Corporation from 1993 and as Vice President of Tremont Corporation from 1994 until the Tremont Merger in 2003.

     Section 16(a) beneficial ownership reporting compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act") requires TIMET's executive officers, directors, and persons who own beneficially more than 10% of a registered class of TIMET's equity securities to file reports of ownership and changes in ownership with the SEC and TIMET. Based solely on a review of copies of the Section 16(a) reports furnished to TIMET and written representations by certain reporting persons, TIMET believes that all of TIMET's executive officers, directors and greater than 10% beneficial owners filed on a timely basis all reports required during and with respect to the fiscal year ended December 31, 2003.

     Corporate governance. Since the passage of the Sarbanes-Oxley Act of 2002 and the adoption of new corporate governance standards by the New York Stock Exchange ("NYSE"), TIMET has developed and continues to evaluate new policies and procedures regarding corporate governance. TIMET is in the process of adopting a code of ethics that will be applicable to the Company's principal executive officer, principal financial officer and principal accounting officer or controller. This code of ethics will be adopted and become effective prior to TIMET's 2004 annual meeting of stockholders. TIMET is currently updating its website, www.timet.com, to add a corporate governance section (within the investor information section of the website) detailing many of its new policies. TIMET expects the website to be complete prior to the 2004 annual meeting of stockholders. The corporate governance section of TIMET's website will include TIMET's Corporate Governance Policies, Code of Business Conduct and Ethics applicable to all of TIMET's officers and employees, including those officers identified above, and charters for the committees of the Board of Directors. TIMET's policies and practices will reflect governance initiatives that are compliant with the corporate governance requirements of the NYSE and the SEC and are currently expected to include the following:

     o    The  Board  of  Directors  has  adopted  clear  corporate   governance
          policies;
     o A majority of the Board of Directors is independent from TIMET and its management;
     o All members of the Audit Committee, Compensation Committee and Nominations Committee are independent from TIMET and its management;
     o Independent members of the Board have the opportunity to meet regularly without the presence of management, either through committee meetings or otherwise;
     o TIMET has an anonymous hotline available to all employees to submit complaints on accounting, internal control or auditing matters to the Audit Committee; and
     o All officers and employees of TIMET are required to act ethically at all times and in accordance with the policies comprising TIMET's Code of Business Conduct and Ethics.


ITEM 11: EXECUTIVE COMPENSATION

     Summary of cash and certain other compensation of executive officers. The following table and accompanying notes set forth certain information regarding the compensation earned, paid or accrued by TIMET to (i) TIMET's Chief Executive Officer and (ii) TIMET's other executive officers serving as executive officers at the end of the last completed fiscal year, in each case for services rendered during each of the fiscal years 2003, 2002 and 2001 (regardless of the year in which actually paid).


                        SUMMARY COMPENSATION TABLE (1)(2)
                                                                                                  All other
                                                                   Annual compensation           compensation (5)
                                                                   -------------------           ------------
                                                                              Other annual
Name and principal position        Year        Salary (3)        Bonus (4)    compensation (4)
---------------------------        ----        ------            -----       ------------
Executive Officers
J. Landis Martin                   2003       $ 250,000           ---              ---             $ 20,905
Chairman of the Board,             2002       $ 500,000           ---              131             $ 19,491
  Chief Executive Officer          2001       $ 500,000       $1,000,000           ---             $ 20,493
  and President

Christian Leonhard (6)(7)          2003       $ 250,446           ---              ---             $ 77,115
Chief Operating Officer -          2002       $ 250,000       $   30,000           ---             $ 42,948
  Europe                           2001       $ 250,000       $  135,000           ---             $ 47,745

Robert E. Musgraves (6)            2003       $ 225,000       $   80,000(8)        ---             $ 15,488
Chief Operating Officer -          2002       $ 250,000       $  110,000           ---             $ 15,521
  North America                    2001       $ 250,000       $  330,000           ---             $ 14,941
------------------------------------------------------------------------------------------------------------------


(1) Columns required by the regulations of the SEC that would contain no entries have been omitted.

(2) J. Landis Martin and Robert E. Musgraves also served as executive officers of Tremont Corporation for a portion of 2003 prior to the Tremont Merger and during each of 2002 and 2001. The amounts shown as salary and bonus for Mr. Martin and Mr. Musgraves represent the full amount paid by TIMET for services rendered by such persons on behalf of both TIMET and Tremont Corporation during 2003, 2002 and 2001. Pursuant to an intercorporate services agreement, for that portion of 2003 that Mr. Martin and Mr. Musgraves performed services for Tremont Corporation and for each of 2002 and 2001, Tremont Corporation was obligated to reimburse TIMET for a portion (approximately 10% in 2002 and 2001) of the TIMET salary and regular bonus of each of Mr. Martin and Mr. Musgraves, and a proportionate share of applicable estimated fringe benefits and overhead expense for each, as follows:


                                              Year          Martin        Musgraves
                                              ----          ------        ---------
                                              2003          $ 7,500         $ 9,150
                                              2002         $ 60,000        $ 33,600
                                              2001         $ 60,000        $ 45,600


(3) Effective January 1, 2003, Mr. Martin, Mr. Leonhard and Mr. Musgraves voluntarily reduced their salaries (from $500,000 to $250,000 for Mr. Martin and from $250,000 to $225,000 for Mr. Leonhard and Mr. Musgraves). In February 2004, the Compensation Committee approved a proposal to restore these salaries to their pre-reduction levels after the Company has reported positive quarterly net income for two consecutive quarters commencing in 2004. Following his relocation to Europe in July 2003, Mr. Leonhard was paid in euros at a rate of 236,250 euros per year. The amount included as salary for Mr. Leonhard during this portion of 2003 was converted to dollars at an exchange rate of (euro)1 = $1.17 (the average exchange rate for such period).

(4) Under TIMET's variable incentive compensation plan (the "Employee Cash Incentive Plan"), Mr. Leonhard and Mr. Musgraves are entitled to receive annual awards based upon TIMET's financial performance and the assessed performance of the individual. In 2003, Mr. Leonhard and Mr. Musgraves were each eligible to receive individual performance awards under the Employee Cash Incentive Plan. However, each officer elected to forego such award because of the existence of a salary freeze applicable to senior-level salaried employees and the unavailability of incentive compensation for such employees. For 2002, Mr. Leonhard and Mr. Musgraves were each awarded $30,000 under the individual performance portion of the Employee Cash Incentive Plan but chose to defer payment of such award (without interest). Under SEC rules, these earned amounts are required to be shown in the "Bonus" column for 2002 even though not actually paid.

     The amounts shown in the "Bonus" column for 2001 for Mr. Leonhard and $130,000 of the amount shown in the "Bonus" column for Mr. Musgraves for 2001 were paid pursuant to a special discretionary bonus program approved by the TIMET Board of Directors. This program was applicable to all U.S. and certain European salaried employees.

     In lieu of participating in the Employee Cash Incentive Program, Mr. Martin participates in TIMET's Senior Executive Cash Incentive Plan (the "Senior Executive Cash Incentive Plan"), which provides for payments based solely upon TIMET's financial performance. No payments were made under this plan to Mr. Martin during 2003, 2002 or 2001. At the Company's 2004 annual meeting of stockholders, stockholders will be asked to consider and vote upon a replacement to the Senior Executive Cash Incentive Plan.

     In 2001, the TIMET Board of Directors made one-time bonus awards to a small number of employees (including Mr. Martin and Mr. Musgraves) in recognition of their special efforts in achieving a favorable settlement of certain litigation on behalf of the Company. Of Mr. Martin's award of $1,000,000 (shown in the "Bonus" column for 2001), $550,000 was paid in 2001 and the remainder was paid in 2002 with accrued interest at 7% per annum (the above-market portion of such interest of $131 is reflected in the "All other compensation" column for Mr. Martin in 2002). Tremont Corporation also awarded Mr. Martin a $1,000,000 bonus in respect of the same litigation settlement, which amount is not reflected in the Summary Compensation Table. The Tremont Corporation bonus was paid $200,000 in 2002 and $800,000 in 2003, with interest on the unpaid portion at 7% per annum ($71,541 in 2002 and $37,146 in 2003). See note (8) below with respect to Mr. Musgraves' bonus awarded in connection with the same litigation settlement.

(5) Except as otherwise indicated in note (7) below, "All other compensation" amounts represent (i) matching contributions made or accrued by TIMET pursuant to the savings feature of TIMET's Retirement Savings Plan (suspended in April 2003), (ii) retirement contributions made or accrued by TIMET pursuant to the Retirement Savings Plan, (iii) life insurance premiums paid by TIMET and (iv) long-term disability insurance premiums paid by TIMET, as follows:



                                              Year          Martin          Leonhard         Musgraves

        Savings match                         2003         $   462             ---            $   462
                                              2002         $ 2,468             ---            $ 2,000
                                              2001         $ 5,000             ---            $ 2,530

        Retirement contribution               2003         $12,750             ---            $ 8,325
                                              2002         $10,200             ---            $ 7,400
                                              2001         $ 8,670             ---            $ 6,290

        Life insurance                        2003           ---             $ 2,124          $ 1,600
                                              2002           ---             $ 1,620          $ 1,599
                                              2001           ---             $ 1,620          $ 1,599

        Long-term disability insurance        2003         $ 7,693           $ 4,733          $ 5,101
                                              2002         $ 6,923             ---            $ 4,522
                                              2001         $ 6,823             ---            $ 4,522


     Under the terms of the TIMET universal life insurance plan, Mr. Musgraves is entitled to the cash surrender value of his individual policy. As of the April 15, 2004, the policy for Mr. Musgraves had a cash surrender value of $4,704. Mr. Leonhard's life insurance policy has no cash surrender value.

(6) In 2000, Mr. Musgraves and Mr. Leonhard each received an award of 4,000 restricted shares of TIMET's common stock. The restrictions lapse as to 20% of such shares on each of the first five anniversaries of such grant date. Any shares as to which restrictions have not lapsed are subject to forfeiture in the event of the termination of the individual's employment with TIMET (for reasons other than death, disability or retirement). Holders of restricted stock are entitled to vote and receive dividends with respect to such shares prior to the date restrictions lapse thereon. As of December 31, 2003, Mr. Musgraves held 1,600 restricted shares of TIMET's common stock (valued at $84,016 at the $52.51 per share closing price of TIMET's common stock on such date). In connection with his relocation to Europe in 2003, Mr. Leonhard's remaining unvested grant of restricted stock was cancelled and replaced with a grant of "phantom" restricted stock on identical terms except payable in cash rather than shares of TIMET's common stock.

(7) The amounts shown as "All other compensation" for Mr. Leonhard include $70,258 in 2003, $41,328 in 2002, and $46,125 in 2001 paid to or on behalf of Mr. Leonhard in connection with his foreign assignments (including housing and car allowance, tax equalization payments, relocation costs and income taxes with respect to certain of such payments).

(8) In 2001, the TIMET Board of Directors awarded Mr. Musgraves a bonus of $360,000 in recognition of his special efforts in achieving a favorable settlement of certain litigation on behalf of the Company. Of this amount, $200,000 was paid in 2001 at the time of the award (reflected in the "Bonus" column for 2001). The balance would be earned and payable in two equal installments of $80,000 each in 2002 and 2003, subject to Mr.

     Musgraves' continued employment with TIMET. One such installment of $80,000 was earned and paid in May 2002 (reflected in the "Bonus" column for 2002), and the other installment was earned in May 2003. However, Mr. Musgraves elected to defer payment of the final installment of $80,000 (without interest). Under SEC rules, this earned amount is required to be shown in the "Bonus" column for 2003 even though not paid.


     Stock option/SAR grants in last fiscal year. No stock options or stock appreciation rights ("SARs") were granted under the 1996 Long Term Performance Incentive Plan of TIMET adopted by the Company and approved by the Company's stockholders ("TIMET Stock Incentive Plan") in 2003.

     Stock option exercises and holdings. The following table and accompanying notes provide information, with respect to the executive officers of TIMET listed in the "Summary Compensation Table" above, concerning the exercise of TIMET stock options during the last fiscal year and the value of unexercised
TIMET stock options held as of December 31, 2003. No SARs have been granted under the TIMET Stock Incentive Plan.


                          Aggregated Option Exercises in 2003 and 12/31/03 Option Values


                                                               Number of securities
                                                                    underlying          Value of unexercised
                                                                unexercised options     in-the-money options
                                Shares                              at 12/31/03             at 12/31/03
                              acquired on        Value              exercisable/            exercisable/
  Name                         exercise         realized           unexercisable            unexercisable
  ----                         ---------        --------           -------------            -------------
  J. Landis Martin                ---              ---            42,780 / 12,220             --- / ---
  Christian Leonhard              ---              ---             2,320 / 360                --- / ---
  Robert E. Musgraves             ---              ---             6,120 / 540                --- / ---


     Severance arrangements and employment agreements. In 1999, the Company adopted a policy applicable to certain executive officers of the Company, including Mr. Martin, Mr. Musgraves and Mr. Leonhard, providing that the following payments will be made to each such individual in the event his employment is terminated by TIMET without cause (as defined in the policy) or such individual terminates his employment with TIMET for good reason (as defined in the policy): (i) one times such individual's annual TIMET base salary paid in the form of salary continuation, (ii) prorated bonus for the year of termination and (iii) certain other benefits. The base salary for purposes of the executive severance policy would be no less than those salaries in effect for each individual prior to their voluntary reduction in 2003.

     Mr. Leonhard may be eligible for benefits under a statutory French indemnity program, pursuant to which he would receive (at his option and in lieu of any benefits under the foregoing executive severance policy) a severance payment equal to one year's salary payable by TIMET Savoie (in addition to any unemployment benefits he might be entitled to receive under the French governmental program).

     Mr. Leonhard is party to an Amendment to Employment Contract executed as of November 25, 2003 with TIMET and its affiliate TIMET Savoie. Under this Contract Mr. Leonhard is seconded by TIMET Savoie to TIMET in the capacity of Director of European Operations and performs duties commensurate with that position. This Contract provides that Mr. Leonhard's annual gross salary is payable at a rate of 236,250 euros, and provides for certain other benefits customary for executives of his position. A copy of this "Amendment to Employment Contract" is filed as Exhibit 10.12 to TIMET's Annual Report on Form 10-K for the year ended December 31, 2003.

             Compensation Committee Report On Executive Compensation

     The Compensation Committee of the Company's Board of Directors presents the following report on executive compensation.

     The Compensation Committee is composed of directors who are neither officers nor employees of the Company, its subsidiaries or affiliates and who are not eligible to participate in any of the employee benefit plans administered by it. The Compensation Committee reviews and recommends compensation policies and is responsible for approving all compensation paid directly by the Company to the Company's executive officers other than compensation matters involving the Chief Executive Officer (the "CEO"). Any action regarding compensation matters involving the CEO is reviewed and approved by the Board after recommendation by the Compensation Committee.

     Compensation program objectives. The Compensation Committee believes that the Company's primary goal is to increase stockholder value, as measured by dividends paid on and appreciation in the value of the Company's equity securities. It is the Compensation Committee's policy that compensation programs be designed to attract, retain, motivate and reward employees, including executive officers, who can lead the Company in accomplishing this goal. It is also the Compensation Committee's policy that compensation programs tie a large component of cash compensation to the Company's financial results, creating a performance-oriented environment that rewards employees for achieving pre-set financial performance levels and increasing stockholder value, thereby contributing to the long-term success of the Company.

     During 2003, the Company's compensation program with respect to its executive officers, including the CEO, consisted of two primary components: base salary and variable compensation based upon Company and, in certain cases, individual performance.

     Base salaries. The Compensation Committee, in consultation with the CEO, reviews base salaries for the executive officers other than the CEO generally no more frequently than annually. The CEO's recommendation and the Compensation Committee's actions regarding base salaries are generally based primarily upon a subjective evaluation of past and potential future individual performance and contributions, changes in individual responsibilities, and alternative opportunities that might be available to the executives in question, as well as compensation data from companies employing executives in positions similar to those whose salaries were being reviewed, as well as market conditions for executives in general with similar skills, background and performance, both inside and outside of the metals industry (including companies contained in the peer group index plotted on the Performance Graph following this report), and other companies with similar financial and business characteristics as the Company or where the executive in question has similar responsibilities. Based upon the condition of the business and the outlook over the next few years, Mr. Leonhard and Mr. Musgraves, the Company's two Chief Operating Officers, voluntarily agreed to reduce their salaries from $250,000 to $225,000 beginning in 2003. Mr. Leonhard's annual compensation rate was modified from $225,000 to 236,250 euros upon his return to Europe in mid-2003. The salaries of Mr. Leonhard and Mr. Musgraves will remain at current levels until the Company reports positive quarterly net income for two consecutive quarters commencing in 2004, at which time those salaries will automatically be restored to pre-reduction levels at the beginning of the next quarter.

     Cash incentive plans. Awards under TIMET's Employee Cash Incentive Plan represent a significant portion of the potential annual cash compensation to employees of TIMET and consist of a combination of awards based on the financial performance of TIMET and, in some cases, on individual performance. All of the Company's executive officers, other than Mr. Martin, were eligible to receive benefits under the Employee Cash Incentive Plan for 2003.

     Potential awards under the Employee Cash Incentive Plan attributable solely to the performance of TIMET in 2003 were based on TIMET's achieving certain pre-set return on equity ("ROE") goals, which the Company believes should increase stockholder value over time if they are met. Performance levels are tied to the Company's corporate-wide ROE as follows:


                                                Performance
                              ROE                  Level
                           ---------------------------------
                           less than 3%              --
                           3%-6%                     A
                           6%-12%                    B
                           12%-24%                   C
                           over 24%                  D


     In 2003,  the  Company  achieved  a return  on  equity  of less than 3%, as
calculated   under  the  Employee   Cash   Incentive   Plan,   resulting  in  no
Company-performance based payout.

     Mr.  Leonhard  and  Mr.  Musgraves  are  eligible  to  receive   individual
performance awards under the Employee Cash Incentive Plan if each such executive's performance objectives were met during the prior fiscal year. Mr. Leonhard and Mr. Musgraves were eligible for 2003 performance awards under this Plan, based on individual performance without regard to Company performance. However, in light of TIMET's freeze on the salaries of senior-level salaried employees and the unavailability of any incentive compensation for senior-level salaried employees, both executive officers voluntarily elected to forego the awarding and payment of any such award until business conditions improve. Individual performance awards of $30,000 each were made to Mr. Leonhard and Mr. Musgraves for service in 2002 (reflected in the Summary Compensation Table), but each previously agreed to defer payment of those awards (the deferrals bear no interest).

     In 1996, the Board established the Senior Executive Cash Incentive Plan, which was approved by the Company's stockholders in 1997. This plan was applicable only to Mr. Martin in 2003. The Senior Executive Cash Inventive Plan provided for payments based solely upon Company performance ranging between 0% for corporate returns on equity of less than 10% up to 150% of base salary for corporate returns on equity at 30% or greater. No payments were made to Mr. Martin for 2003 under this plan based upon the Company's return on equity of less than 10%. In 2004, the Board approved the 2004 Senior Executive Cash Incentive Plan which provides for payments based solely on Company performance ranging between 0% for corporate returns on equity of less than 3% up to 150% of base salary for corporate returns on equity at 30% or greater. At the Company's 2004 annual meeting of stockholders, stockholders will be asked to consider and vote upon the 2004 Senior Executive Cash Incentive Plan.

     Apart from the foregoing plans, the Compensation Committee or the Board may from time to time award such other bonuses as the Compensation Committee or Board deems appropriate from time to time under its general authority or under a separate discretionary plan. In 2001, the Board approved special bonuses of $1,000,000 for Mr. Martin ($550,000 of which was paid in 2001 and $450,000 of which was paid in 2002, together with interest on the unpaid balance) and $360,000 for Mr. Musgraves ($200,000 of which was paid in 2001 and $80,000 of which was paid in 2002) relating to the favorable settlement of certain litigation involving the Company. These amounts are reflected in the Summary Compensation Table. Mr. Musgraves voluntarily agreed to defer (without interest) payment of his $80,000 installment that was otherwise earned and payable in 2003.

     Long-term incentive compensation. The Compensation Committee recognizes the value of long-term incentive compensation that provides a benefit over an extended period of time. The Compensation Committee has, from time to time, used the TIMET Stock Incentive Plan to provide long-term incentives in the form of grants of stock options and restricted stock. No grants of stock options or restricted stock were made in 2003. In the future, the Compensation Committee may also consider using long-term cash incentives tied to performance or other criteria.

     Tax code limitation on executive compensation deductions. In 1993, Congress amended the Internal Revenue Code to impose a $1 million deduction limit on compensation paid to the CEO and the four other most highly compensated executive officers of public companies, subject to certain transition rules and exceptions for compensation received pursuant to non-discretionary performance-based plans approved by such company's stockholders. The Company's stockholders previously approved both the TIMET Stock Incentive Plan and the Senior Executive Cash Incentive Plan in 1997. The limitation on deductibility requires re-approval of only the Senior Executive Cash Incentive Plan every five years. The Compensation Committee believes that payments made pursuant to the TIMET Stock Incentive Plan qualify for exemption from the deductibility limit as "performance-based compensation," but payments made under the Senior Executive Cash Incentive Plan would not at the present time because of the lack of current stockholder approval. Stockholders will be asked to approve the 2004 Senior Executive Cash Incentive Plan at the 2004 annual meeting of stockholders.
Approval of such plan at the annual meeting would satisfy the deductibility requirements. The Compensation Committee does not currently believe that any other existing compensation program of the Company could give rise to a deductibility limitation at current executive compensation levels. The Compensation Committee intends to periodically review the compensation plans of the Company to determine whether further action in respect of this limitation is warranted.

     Chief Executive Officer compensation. Based upon the condition of the business and the outlook over the next few years, Mr. Martin voluntarily reduced his salary from $500,000 to $250,000 beginning in 2003. Mr. Martin's salary will remain at current levels until the Company reports positive quarterly net income for two consecutive quarters commencing in 2004, at which time his salary will automatically be restored to its pre-reduction level at the beginning of the next quarter.

     The foregoing report on executive compensation has been furnished by the Company's Management Development and Compensation Committee of the Board of Directors.

                            Management Development and Compensation Committee Dr. Gary C. Hutchison, Chairman
                            Norman N. Green
                            Dr. Albert W. Niemi, Jr.

     Compensation of directors. Under the compensation plan for non-employee directors adopted by the Company and by the Company's stockholders (referred to herein as the "Director Compensation Plan"), effective May 20, 2003, directors of the Company who are not employees of the Company receive an annual cash retainer of $20,000, paid in quarterly installments, plus an annual cash retainer of $2,000, paid in quarterly installments, for each committee a member serves upon. Directors also receive an annual stock retainer ranging between 500 shares (if the closing price of TIMET's common stock on the date of the grant is above $20 per share) and 2,000 shares (if the closing price is less than $5 per share). In addition, non-employee directors receive an attendance fee of $1,000 per day for meeting attendance. Directors are also reimbursed for reasonable expenses incurred in attending Board of Directors' and committee meetings. Prior May 20, 2003, directors of the Company who were not employees of the Company received a retainer at an annual rate of $15,000 in cash plus 100 shares of TIMET's common stock. In addition, non-employee directors received an attendance fee of $1,000 per meeting for each meeting of the Board of Directors or a committee of the Board of Directors attended in person ($350 for telephonic participation). Committee chairs received an additional attendance fee of $1,000 for each committee meeting attended in person ($350 for telephonic participation). Directors were also reimbursed for reasonable expenses incurred in attending Board of Directors' and committee meetings.

     Performance Graph. Set forth below is a line graph comparing, for the period December 31, 1998 through December 31, 2003, the cumulative total stockholder return on TIMET's common stock against the cumulative total return of (i) the S&P Composite 500 Stock Index and (ii) a self-selected peer group, comprised solely of RTI International Metals, Inc. (NYSE: RTI) (formerly RMI Titanium Company), the principal U.S. competitor of TIMET in the titanium metals industry for which meaningful, same-period stockholder return information is available. The graph shows the value at December 31 of each year, assuming an original investment of $100 in each and reinvestment of cash dividends and other distributions to stockholders.

       Comparison of Cumulative Return among Titanium Metals Corporation,
           S&P Composite 500 Stock Index and Self-Selected Peer Group

                                    [graph]

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Ownership of TIMET's common stock. The following table and accompanying notes set forth, as of the April 15, 2004, the beneficial ownership, as defined by the regulations of the SEC, of TIMET's common stock held by (i) each person or group of persons known to TIMET to beneficially own more than 5% of the outstanding shares of any class of TIMET's securities (including TIMET's common stock), (ii) each director or nominee for director of TIMET, (iii) each executive officer of TIMET listed in the Summary Compensation Table above who is not a director or nominee for director of TIMET and (iv) all executive officers and directors and nominees for director of TIMET as a group. See note (3) following the table immediately below for information concerning individuals and entities that may be deemed to indirectly beneficially own those shares of TIMET's common stock directly beneficially owned by Tremont LLC, the Combined Master Retirement Trust ("CMRT") and Harold C. Simmons' spouse. All information has been taken from or is based upon ownership filings made by such persons with the SEC or upon information provided by such persons to TIMET.


                        Ownership of TIMET's Common Stock

                                                                                        TIMET common stock
                                                                              -------------------------------------
                                                                                Amount and
                                                                                 nature of
                                                                                beneficial              Percent of
Name of beneficial owner                                                        ownership (1)            class (2)
------------------------                                                      --------------           ------------
Greater than 5% stockholders
    Persons or entities related to Harold C. Simmons (3)(4)
       Tremont LLC (3)                                                            1,261,850                 39.7%
       CMRT (3)                                                                     266,812                  8.4%
       Harold C. Simmons' spouse (3)(4)                                             214,240                  6.3%
       Valhi, Inc. (3)                                                               37,168                  1.2%
       Other (4)                                                                      4,760                   ---
    Total (3)(4)                                                                  1,784,830                 52.6%

    Royce & Associates, LLC (5)                                                     229,329                  7.2%
    Dimensional Fund Advisors Inc. (6)                                              202,100                  6.4%
    State Street Research & Management Company (7)                                  174,179                  5.5%

Directors and nominees
    Norman N. Green (8)                                                               1,100                   ---
    Dr. Gary C. Hutchison                                                               500                   ---
    J. Landis Martin (9)                                                            175,771                  5.4%
    Dr. Albert W. Niemi, Jr. (10)                                                     1,700                   ---
    Glenn R. Simmons (3)(11)                                                          1,000                   ---
    Steven L. Watson (3) (12)                                                         3,050                   ---
    Paul J. Zucconi (13)                                                              1,100                   ---

Executive officers
    Christian Leonhard (14)                                                           4,800                   ---
    Robert E. Musgraves (15)                                                         11,695                   ---

All directors and nominees and executive officers of the Company as a
group (9 persons) (3)(7)(8)(9)(10)(11)(12)(13)(14)(15)(16)                          200,716                  6.2%
-------------------------------------------------------------------------------------------------------------------

(1)  All beneficial ownership is sole and direct unless otherwise noted.

(2) No percent of class is shown for holdings of less than 1%. For purposes of calculating individual and group percentages, the number of shares treated as outstanding for each individual includes stock options exercisable by such individual (or all individuals included in the group) within 60 days of the April 15, 2004 and shares each individual may acquire by conversion of convertible securities. As of April 15, 2004, there were 3,179,942 shares of TIMET's common stock outstanding (excluding 9,000 shares of treasury stock).

(3) Tremont LLC, the CMRT, Mrs. Harold C. Simmons and Valhi are the direct holders of approximately 39.7%, 8.4%, 6.3% and 1.2%, respectively, of the outstanding shares of TIMET's common stock. Mr. Simmons' spouse and Valhi directly hold 1,600,000 and 14,700, respectively, of the 6.625% mandatorily redeemable convertible preferred securities, beneficial unsecured convertible securities ("BUCS") of TIMET Capital Trust I ("Capital Trust"), which are convertible into 214,240 and 1,968 shares, respectively, of TIMET's common stock. The percentage ownership of TIMET's common stock shown for Mr. Simmons' spouse and Valhi assumes, in each case, the full conversion of only each such holder's BUCS. BUCS are not entitled to vote on matters submitted to the holders of TIMET's common stock prior to the conversion of BUCS into shares of TIMET's common stock.

     Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold
     C. Simmons (the "Trusts"), of which Mr. Simmons is the sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. As sole trustee of each of the Trusts, Mr. Simmons has the power to vote and direct the disposition of the shares of Contran stock held by each of the Trusts. Mr. Simmons, however, disclaims beneficial ownership of any shares of Contran stock that the Trusts hold.

     Valhi is the direct holder of 100% of the outstanding membership interests of Tremont LLC. Valhi Group, Inc. ("VGI"), National City Lines, Inc.
     ("National"), Contran, the Harold Simmons Foundation, Inc. (the "Foundation"), the Contran Deferred Compensation Trust No. 2 (the "CDCT No. 2") and the CMRT are the direct holders of 77.6%, 9.1%, 3.1%, 0.9%, 0.4% and 0.1%, respectively, of the outstanding shares of Valhi's common stock. National, NOA, Inc. ("NOA") and Dixie Holding Company ("Dixie Holding") are the direct holders of approximately 73.3%, 11.4% and 15.3%, respectively, of the outstanding common stock of VGI. Contran and NOA are the direct holders of approximately 85.7% and 14.3%, respectively, of the outstanding common stock of National. Contran and Southwest Louisiana Land Company, Inc. ("Southwest") are the direct holders of approximately 49.9% and 50.1%, respectively, of the outstanding common stock of NOA. Dixie Rice Agricultural Corporation, Inc. ("Dixie Rice") is the direct holder of 100% of the outstanding common stock of Dixie Holding. Contran is the holder of 100% of the outstanding common stock of Dixie Rice and approximately 88.9% of the outstanding common stock of Southwest.

     The CMRT directly holds approximately 8.4% of the outstanding shares of TIMET's common stock and 0.1% of the outstanding shares of Valhi's common stock. Valhi established the CMRT as a trust to permit the collective investment by master trusts that maintain the assets of certain employee benefit plans Valhi and related companies, including TIMET, adopt. Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT. Valhi's board of directors selects the trustee and members of the trust investment committee for the CMRT. Mr. Simmons, Glenn R. Simmons and Steven L. Watson are each members of Valhi's board of directors and participants in one or more of the employee benefit plans that invest through the CMRT. Each such person, however, disclaims beneficial ownership of any shares the CMRT holds, except to the extent, if any, of his individual, vested beneficial interest in the assets the CMRT holds.

     The Foundation directly holds approximately 0.9% of the outstanding shares of Valhi's common stock. The Foundation is a tax-exempt foundation organized for charitable purposes. Harold C. Simmons is the Chairman of the Board of the Foundation and may be deemed to control the Foundation. Mr. Simmons, however, disclaims beneficial ownership of any shares of Valhi's common stock held by the Foundation.

     The CDCT No. 2 directly holds approximately 0.4% of the outstanding shares of Valhi's common stock. U.S. Bank National Association serves as the trustee of the CDCT No. 2. Contran established the CDCT No. 2 as an irrevocable "rabbi trust" to assist Contran in meeting certain deferred compensation obligations that it owes to Harold C. Simmons. If the CDCT No. 2 assets are insufficient to satisfy such obligations, Contran is obligated to satisfy the balance of such obligations as they come due. Pursuant to the terms of the CDCT No. 2, Contran (i) retains the power to vote the shares of Valhi's common stock held directly by the CDCT No. 2, (ii) retains dispositive power over such shares and (iii) may be deemed the indirect beneficial owner of such shares. Mr. Simmons, however, disclaims beneficial ownership of the shares owned, directly or indirectly, by the CDCT No. 2, except to the extent of his interest as a beneficiary of the CDCT No. 2.

     Valmont Insurance Company ("Valmont"), NL and a subsidiary of NL directly own 1,000,000 shares, 3,522,967 shares and 1,186,200 shares, respectively, of Valhi's common stock. Valhi is the direct holder of 100% of the outstanding common stock of Valmont. Valhi and Tremont LLC are the direct holders of 62.4% and 21.1%, respectively, of the outstanding shares of common stock of NL. Pursuant to Delaware law, Valhi treats the shares of Valhi's common stock that Valmont, NL and the subsidiary of NL own as treasury stock for voting purposes and for the purposes of this note such shares are not deemed outstanding.

     Harold C. Simmons is Chairman of the Board and Chief Executive Officer of NL and Chairman of the Board of Tremont LLC, Valhi, VGI, National, NOA, Dixie Holding, Dixie Rice, Southwest and Contran.

     By virtue of the offices held, the stock ownership and his services as trustee, all as described above, (a) Harold C. Simmons may be deemed to control the entities described above and (b) Mr. Simmons and certain of such entities may be deemed to possess indirect beneficial ownership of any shares directly held by certain of such other entities. Mr. Simmons disclaims beneficial ownership of the shares beneficially owned, directly or indirectly, by any of such entities, except to the extent otherwise expressly indicated in this note.

     Harold C. Simmons may be deemed to share indirect beneficial ownership of the 1,600,000 BUCS (which are convertible into 214,240 shares of TIMET's common stock) that Mrs. Simmons directly holds. Mr. Simmons disclaims all such beneficial ownership.

     Glenn R. Simmons and Steven L. Watson are directors and/or officers of Tremont LLC, NL, Valhi, VGI, National, NOA, Dixie Holding, Dixie Rice, Southwest and Contran. Each of such persons disclaims beneficial ownership of any shares that any of such entities hold, whether directly or indirectly.

     The business address of Tremont LLC, Valhi, VGI, National, NOA, Dixie Holding, Contran, the CMRT, the Foundation and Harold C. Simmons and his spouse is Three Lincoln Centre, 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697. The business address of Dixie Rice is 600 Pasquiere Street, Gueydan, Louisiana 70542. The business address of Southwest is 402 Canal Street, Houma, Louisiana 70360.

(4) A trust for which Harold C. Simmons and his spouse are co-trustees and of which the beneficiaries are the grandchildren of Mrs. Simmons is the direct holder of 4,760 shares of TIMET's common stock. Mr. Simmons and his spouse each disclaim beneficial ownership of these shares.

(5) As reported in the Statement on Schedule 13G filed with the SEC dated February 9, 2004. The address of Royce & Associates, LLC is 1414 Avenue of the Americas, New York, NY 10019.

(6) As reported in an Amendment to Statement on Schedule 13G filed with the SEC dated February 6, 2004. The address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(7) As reported in the Statement on Schedule 13G filed with the SEC dated February 17, 2004. The address of State Street Research & Management Company is One Financial Center, 31st Floor, Boston, MA 02111-2690.

(8) The shares of TIMET's common stock shown as beneficially owned by Norman N. Green include 500 shares that Mr. Green has the right to acquire by the exercise of stock options within 60 days of April 15, 2004 under the Director Compensation Plan.

(9) The shares of TIMET's common stock shown as beneficially owned by J. Landis Martin include (i) 50,000 shares that Mr. Martin may acquire upon exercise of stock options within 60 days of April 15, 2004 under the TIMET Stock Incentive Plan (subject to the qualification described in this note below), and (ii) 2,940 shares held by members of Mr. Martin's immediate family, beneficial ownership of which is disclaimed by Mr. Martin. Under the TIMET Stock Incentive Plan a grantee may not exercise out-of-the-money options. Taking this limitation into account, Mr. Martin's total beneficial ownership, as of April 15, 2004, would be 149,171 shares or 4.6%. Mr. Martin is also the direct holder of 103,000 BUCS and an indirect holder of 10,000 BUCS. See "Ownership of BUCS" below. Such BUCS are convertible into 13,792 and 1,339 shares, respectively, of TIMET's common stock, which amounts are included in the TIMET's common stock ownership number shown for Mr. Martin. No other director, nominee for director or executive officer of TIMET is known to hold any BUCS.

(10) The shares of TIMET's common stock shown as beneficially owned by Dr. Albert W. Niemi, Jr. include 1,000 shares that Dr. Niemi has the right to acquire upon the exercise of stock options within 60 days of April 15, 2004 under the Director Compensation Plan.

(11) The shares of TIMET's common stock shown as beneficially owned by Glenn R. Simmons include 1,000 shares that Mr. Simmons has the right to acquire upon the exercise of stock options within 60 days of April 15, 2004 under the Director Compensation Plan.

(12) The shares of TIMET's common stock shown as beneficially owned by Steven L. Watson include 1,500 shares that Mr. Watson has the right to acquire upon the exercise of stock options within 60 days of April 15, 2004 under the Director Compensation Plan.

(13) The shares of TIMET's common stock shown as beneficially owned by Paul J. Zucconi include 500 shares that Mr. Zucconi has the right to acquire upon the exercise of stock options within 60 days of April 15, 2004 under the Director Compensation Plan.

(14) The shares of TIMET's common stock shown as beneficially owned by Christian Leonhard include 2,680 shares that Mr. Leonhard may acquire upon the exercise of stock options within 60 days of April 15, 2004 under the TIMET Stock Incentive Plan.

(15) The shares of TIMET's common stock shown as beneficially owned by Robert E. Musgraves include (i) 6,660 shares that Mr. Musgraves may acquire upon the exercise of stock options within 60 days of April 15, 2004 under the TIMET Stock Incentive Plan, (ii) 20 shares held by members of Mr. Musgraves' immediate family, beneficial ownership of which is disclaimed by Mr. Musgraves and (iii) 800 shares of TIMET's common stock that represent restricted shares under the terms of the TIMET Stock Incentive Plan with respect to which shares Mr. Musgraves has the power to vote and receive dividends. Of the shares of TIMET's common stock shown as beneficially owned by Mr. Musgraves, 1,440 shares are pledged to TIMET to secure repayment of a loan from TIMET in 1998 used to purchase a portion of such shares. See "TIMET Executive Stock Ownership Loan Plan" in ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS below.

(16) The shares of TIMET's common stock shown as beneficially owned by "All directors and nominees and executive officers of the Company as a group" include 63,840 shares that members of this group have the right to acquire by the exercise of stock options within 60 days of April 15, 2004 under the TIMET Stock Incentive Plan (subject to the qualification in note (9) above) or the TIMET Director Compensation Plan, 15,131 shares that members of this group have the right to acquire upon the conversion of BUCS and 800 shares of TIMET's common stock that are restricted shares with respect to which members of the group have the power to vote and receive dividends.


     TIMET understands that Tremont LLC and related entities may consider acquiring or disposing of shares of TIMET's common stock or BUCS through open-market or privately negotiated transactions, depending upon future developments, including, but not limited to, the availability and alternative uses of funds, the performance of TIMET's common stock or BUCS in the market, an assessment of the business of and prospects for TIMET, financial and stock market conditions and other factors. TIMET may similarly consider such acquisitions of shares of TIMET's common stock or BUCS and acquisition or disposition of securities issued by related or unrelated parties. As of April 15, 2004, TIMET, through a wholly-owned subsidiary, owned 1,277,710 shares of CompX Class A common stock, representing 24.9% of the total shares of CompX Class A common stock outstanding. TIMET does not, and understands that Tremont LLC also does not, presently intend to engage in any transaction or series of transactions that would result in TIMET's common stock becoming eligible for termination of registration under the Exchange Act or ceasing to be traded on a national securities exchange.

     Ownership of BUCS. The Capital Trust is a statutory business trust formed under the laws of the State of Delaware, all of whose common securities are owned by TIMET. The Capital Trust exists for the sole purpose of issuing the BUCS and investing in an equivalent amount of 6.625% Convertible Junior Subordinated Debentures due 2026 (the "Subordinated Debentures") of TIMET. The BUCS represent undivided beneficial interests in the Capital Trust. The BUCS are convertible, at the option of the holder thereof, into an aggregate of approximately 540,000 shares of TIMET's common stock at a conversion rate of
0.1339 shares of TIMET's common stock for each BUCS. TIMET has, in effect, fully and unconditionally guaranteed repayment of all amounts due on the BUCS.

     The BUCS were issued pursuant to an offering exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). Pursuant to an agreement with the original purchasers of the BUCS, TIMET has filed a registration statement under the Securities Act to register, among other things, the BUCS, the Subordinated Debentures, TIMET's common stock issuable upon the conversion of the BUCS and certain other shares of TIMET's common stock that are held by, or may be acquired by, Tremont LLC. See "Contractual Relationships--Registration Rights" in ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS below. Except as set forth in notes (3) and (9) to the table under the heading "Ownership of TIMET's Common Stock" above, no director, nominee for director or executive officer of TIMET is known to hold any BUCS.

     Ownership of Valhi common stock. By virtue of the share ownership described above, for purposes of the SEC's regulations, Valhi may be deemed to be the parent of TIMET. The following table and accompanying notes set forth the beneficial ownership, as of April 15, 2004, of Valhi's common stock ($.01 par value per share) held by (i) each director or nominee for director of TIMET,
(ii) each executive officer listed in the Summary Compensation Table who is not a director or nominee for director of TIMET and (iii) all executive officers and all directors and nominees for director of TIMET as a group. Except as set forth below and under the heading "Ownership of BUCS" above, no securities of TIMET's subsidiaries or less than majority owned affiliates are beneficially owned by any director, nominee for director or executive officer of TIMET. All information has been taken from or is based upon, ownership filings made by such persons with the SEC or upon information provided by such persons to TIMET.


                         Ownership of Valhi Common Stock

                                                                                       Valhi common stock
                                                                            -----------------------------------------
                                                                               Amount and
                                                                                nature of
                                                                                beneficial             Percent of
  Name of beneficial owner                                                     ownership (1)             class (2)
  ------------------------                                                  -------------------     -----------------

  Directors and nominees
    Norman N. Green                                                                  ---                   ---
    Dr. Gary C. Hutchison                                                            ---                   ---
    J. Landis Martin                                                                                       ---
                                                                                       4
    Dr. Albert W. Niemi, Jr.                                                         ---                   ---
    Glenn R. Simmons (3)                                                          13,247                   ---
    Steven L. Watson (4)                                                         117,246                   ---
    Paul J. Zucconi                                                                  ---                   ---

  Executive officers
    Christian Leonhard                                                               ---                   ---
    Robert E. Musgraves                                                              ---                   ---

  All directors and nominees and executive officers of the Company as a
  group (9 persons) (3)(4)(5)                                                    130,497                   ---
---------------------------------------------------------------------------------------------------------------------

(1)  All beneficial ownership is sole and direct unless otherwise noted.

(2) No percent of class is shown for holdings of less than 1%. For purposes of calculating individual and group percentages, the number of shares treated as outstanding for each individual includes stock options exercisable by such individual (or all individuals included in the group) within 60 days of April 15, 2004.

(3) The shares of Valhi's common stock shown as beneficially owned by Glenn R. Simmons include 2,383 shares held in an individual retirement account for Mr. Simmons and 800 shares held in an individual retirement account for Mr. Simmons' spouse. Mr. Simmons disclaims beneficial ownership of the shares held in his spouse's retirement account.

(4) The shares of Valhi's common stock shown as beneficially owned by Steven L. Watson include 100,000 shares that Mr. Watson has the right to acquire upon the exercise of stock options within 60 days of April 15, 2004 under stock option plans adopted by Valhi and 2,035 shares held in an individual retirement account for Mr. Watson.

(5) The shares of Valhi's common stock shown as beneficially owned by "All directors and nominees and executive officers of the Company as a group" include 100,000 shares that members of this group have the right to acquire upon the exercise of stock options within 60 days of April 15, 2004 as described in note (4) above.


     Equity compensation plan information. The following table provides information, as of December 31, 2003, with respect to compensation plans and arrangements under which equity securities of TIMET are authorized for issuance. All of TIMET's current equity compensation plans have been approved by TIMET's common stockholders.


                                  Column (A)                 Column (B)                   Column (C)

                                                                                     Number of securities
                             Number of securities                                remaining available for future
                              to be issued upon           Weighted-average            issuance under equity
                                 exercise of              exercise price of            compensation plans
                             outstanding options,        outstanding options,        (excluding securities
  Plan category               warrant, and rights         warrants and rights       reflected in Column (A))
-------------------           -------------------         -------------------       ------------------------


Equity compensation
  plans approved by
  security holders                    110,150                     $ 179                         174,508

Equity compensation
  plans not approved
  by security holders                     ---                       ---                             ---

Total                                 110,150                     $ 179                         174,508



ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Relationships with related parties. As set forth in ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS above, TIMET may be deemed to be controlled by Harold C. Simmons. Other entities that may be deemed to be controlled by or related to Mr. Simmons sometimes engage in (a) intercorporate transactions with related companies such as guarantees, management and expense sharing arrangements, shared fee arrangements, tax sharing agreements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties, and
(b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions that resulted in the acquisition by one related party of a publicly held, minority equity interest in another related party. TIMET considers, reviews and evaluates, and understands that Contran, Valhi, Keystone, NL, Kronos, CompX, Tremont LLC and related entities also consider, review and evaluate, such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that TIMET might be a party to one or more of such transactions in the future.

     J. Landis Martin is Chairman of the Board, President and Chief Executive Officer of TIMET. Mr. Martin also served as a director and President and Chief Executive Officer of NL until his resignation in July 2003. Glenn R. Simmons, a director of TIMET, is also Chairman of the Board of Keystone and CompX, Vice Chairman of the Board of Contran and Valhi, Vice Chairman of Tremont LLC and a director of NL and Kronos. Steven L. Watson, a director of TIMET, is also an executive officer of Contran, Valhi and Tremont LLC, and a director of Contran, CompX, Keystone, Kronos, Valhi, and NL. A. Andrew R. Louis is Assistant Secretary of TIMET and Secretary and Associate General Counsel of Contran, Valhi and Tremont LLC. Robert D. Graham is Assistant Secretary of TIMET, Vice President, General Counsel and Secretary of NL and Kronos and Vice President of Contran, Valhi and Tremont LLC. Joan H. Prusse is Vice President, General Counsel and Secretary of TIMET and Vice President of Tremont LLC. TIMET understands that all such persons are expected to continue to serve in such capacities in 2004. Such individuals divide their time among the companies for which they serve as officers. Such management interrelationships and intercorporate relationships may lead to possible conflicts of interest. These possible conflicts of interest may arise from the duties of loyalty owed by persons acting as corporate fiduciaries to two or more companies under circumstances in which such companies may have conflicts of interest. Prior to the Tremont Merger in 2003, certain directors and officers of TIMET served as directors and officers of Tremont Corporation.

     Although no specific procedures are in place that govern the treatment of transactions among TIMET, Contran, Valhi, CompX, Keystone, Kronos, Tremont LLC and NL, the board of directors of each of these companies (with the exception of Contran and Tremont LLC, which are not public companies) includes one or more members who are not officers or directors of any entity that may be deemed to be related to TIMET. Additionally, under applicable principles of law, in the absence of stockholder ratification or approval by directors who may be deemed disinterested, transactions involving contracts among companies under common control must be fair to all companies involved. Furthermore, directors and officers owe fiduciary duties of good faith and fair dealing to stockholders of all the companies for which they serve.

     Contractual relationships.
     Incorporate services agreements. Under the terms of various intercorporate services agreements ("ISAs") that TIMET has historically entered into with various related parties, employees of one company provide certain management, tax planning, financial, risk management, environmental, administrative, facility or other services to the other company on a fee basis. Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient and the compensation of such persons and the cost of facilities, equipment or supplies provided. These ISAs are reviewed and approved by the independent directors of the companies that are parties to the agreements.

     In 2003, the Company had an ISA with Tremont LLC to provide certain management, financial, environmental, human resources and other services to Tremont LLC under which Tremont LLC paid the Company approximately $0.2 million. The Company had a similar ISA with Tremont Corporation, Tremont LLC's predecessor prior to the Tremont Merger, and the amount reported as paid in 2003 includes the amount paid to TIMET under the ISA with Tremont Corporation.

     In 2003, the Company paid NL approximately $15,000 under an ISA with NL whereby NL provided certain financial and other services to TIMET.

     In 2003, the Company paid Contran approximately $0.3 million under an ISA with Contran whereby Contran provided certain business, financial and other services to TIMET.

     In 2004, the Company, Tremont LLC and Contran agreed to enter into a single ISA covering the provision of services by Contran to TIMET and the provision of services by TIMET to Tremont LLC. Under the 2004 combined ISA, TIMET will pay Contran approximately $1.2 million, representing the net cost of the Contran services to TIMET ($1.3 million) less the TIMET services to Tremont LLC ($0.1 million).

     Shareholders' agreement. Prior to TIMET's initial public offering in 1996, TIMET, Tremont Corporation and other stockholders of TIMET at that time entered into a shareholders' agreement (referred to herein as the "Shareholders' Agreement") that provides, among other things, that so long as Tremont LLC (as the successor to Tremont Corporation the only remaining shareholder party) continues to hold at least 10% of the outstanding shares of TIMET's common stock, TIMET will not, without the approval of Tremont LLC, cause or permit the dissolution or liquidation of itself or any of its subsidiaries or the filing by itself of a petition in bankruptcy, or the commencement by TIMET of any other proceeding seeking relief from its creditors. TIMET also agreed to provide certain periodic information about TIMET and its subsidiaries to Tremont LLC, which right is subject to confidentiality restrictions.

     Registration rights. Under the Shareholders' Agreement, Tremont LLC (as successor to Tremont Corporation) is entitled to certain rights with respect to the registration under the Securities Act of the shares of TIMET's common stock that Tremont LLC holds. The Shareholders' Agreement generally provides, subject to certain limitations, that (i) Tremont LLC has two rights, only one of which can be on Form S-1, to require TIMET to register under the Securities Act an amount of not less than $25 million of registrable securities, and (ii) if TIMET proposes to register any securities under the Securities Act (other than a registration on Form S-4 or Form S-8, or any successor or similar form), whether or not pursuant to registration rights granted to other holders of its securities and whether or not for sale for its own account, Tremont LLC has the right to require TIMET to include in such registration the registrable securities held by Tremont LLC or its permitted transferees so long as Tremont LLC holds in excess of 5% of the outstanding shares of TIMET's common stock (or to sell the entire balance of any such registrable securities even though less than 5%). TIMET is obligated to pay all registration expenses in connection with a registration under the Shareholders' Agreement. Under certain circumstances, the number of shares included in such a registration may be limited. TIMET has agreed to indemnify the holders of any registrable securities to be covered by a registration statement pursuant to the Shareholders' Agreement, as well as the holders' directors and officers and any underwriters and selling agents, against certain liabilities, including liabilities under the Securities Act.

     Insurance matters. TIMET participates in a combined risk management program with Contran and certain of its subsidiaries and affiliates. Pursuant to the program, Contran and certain of its subsidiaries and affiliates, including TIMET, purchase certain of their insurance policies as a group, with the costs of the jointly owned policies being apportioned among the participating companies. Tall Pines Insurance Company ("Tall Pines"), Valmont and EWI RE, Inc. ("EWI") provide for or broker these insurance policies. Tall Pines and Valmont are captive insurance companies wholly owned by Valhi, and EWI is a reinsurance brokerage wholly owned by NL. A son-in-law of Harold C. Simmons serves as EWI's chairman of the board and chief marketing officer and is compensated as an employee of EWI. Consistent with insurance industry practices, Tall Pines, Valmont and EWI receive commissions from insurance and reinsurance underwriters for the policies that they provide or broker.

     During 2003, Contran and its related parties paid premiums of approximately $16.7 million for policies Tall Pines or Valmont provided or EWI brokered, including approximately $3.8 million TIMET and its subsidiaries paid. This amount principally included payments for reinsurance and insurance premiums paid to unrelated third parties, but also included commissions paid to Tall Pines, Valmont and EWI. In TIMET's opinion, the amount that TIMET paid for these insurance policies and the allocation among Contran and certain of its subsidiaries and affiliates, including TIMET, of relative insurance premiums are reasonable and at least as favorable to those they could have obtained through unrelated insurance companies and/or brokers. TIMET expects that these relationships with Tall Pines, Valmont and EWI will continue in 2004.

     With respect to certain of such jointly owned insurance policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period. As a result, Contran and certain of its subsidiaries or affiliates, including TIMET, have entered into a loss sharing agreement under which any uninsured loss is shared by those entities who have submitted claims under the relevant policy. TIMET believes the benefits in the form of reduced premiums and broader coverage associated with the group coverage for such policies justify the risks associated with the potential for any uninsured loss.

     Utility services. In connection with the operations of TIMET's Henderson, Nevada facility, TIMET purchases certain utility services from Basic Management, Inc. and its subsidiaries (referred to collectively herein as "BMI") pursuant to various agreements. A wholly owned subsidiary of Tremont LLC owns approximately 32% of the outstanding equity securities of BMI (representing 26% of the voting securities of BMI). During 2003, fees for such utility services provided by BMI to TIMET were approximately $3.0 million.

     TIMET Executive Stock Ownership Loan Plan. Under TIMET's Executive Stock Ownership Loan Plan, approved by the TIMET Board of Directors in 1998 and the TIMET stockholders in 2000, TIMET's executive officers were entitled to borrow funds to purchase TIMET's common stock or to pay taxes payable with respect to vesting shares of restricted stock. Each executive could borrow up to 50% of his or her base salary per calendar year and 200% of such base salary in the aggregate. Interest accrues at a rate equal to .0625% per annum above TIMET's effective borrowing rate at the time of the loan, subject to annual adjustment, and is payable quarterly. The effective interest rate in 2003 was 3.4425% (3.2825% for 2004). Principal is repayable in five equal annual installments commencing on the sixth anniversary of the loan. Repayment of the loans is secured by the stock purchased with the loan proceeds or the stock for which loan proceeds were used to pay taxes. The loans are "full recourse" to the executive personally, except that in the case of a sale of all of the collateral by TIMET upon an event of default or upon the termination of the executive's employment, whether for cause or otherwise, the borrower's personal liability for repayment of the loan is limited to 70% of the principal amount remaining after sale and application of the proceeds from the sale of the stock. TIMET terminated this program effective July 30, 2002, subject to continuing only those loans outstanding at that time in accordance with their then-current terms. The following table identifies the executive officers of TIMET who were indebted to TIMET under this program during 2003 and as of April 15, 2004:


                                          Maximum principal amount              Principal outstanding
      Name                                outstanding during 2003               as of April 15, 2004
      ----                                -----------------------               --------------------
      Robert E. Musgraves                        $ 113,708                            $ 87,461


ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Independent auditors. PricewaterhouseCoopers LLP ("PwC") served as TIMET's principal accountant for the audit of TIMET's financial statements for the year ended December 31, 2003 and has been appointed to review TIMET's quarterly unaudited consolidated financial statements to be included in its Quarterly Reports on Form 10-Q for the first three quarters of 2004 and to audit TIMET's annual consolidated financial statements for the year ending December 31, 2004.

     Audit Committee pre-approval procedures. The Audit Committee has adopted policies and procedures for pre-approving all work performed by the Company's outside auditor. The Audit Committee requires specific pre-approval prior to the engagement of the outside auditor for the following audit and audit-related services:

     o Annual audits of the Company's consolidated financial statements, attestation services associated with TIMET's system of internal control over financial reporting and other services associated with TIMET's Annual Report on Form 10-K;
     o Quarterly review procedures associated with the Company's unaudited interim consolidated financial statements and other services associated with the Company's Quarterly Reports on Form 10-Q;
     o Services associated with registration statements filed by TIMET with the SEC, including responding to SEC comment letters and providing comfort letters;
     o Statutory audits or annual audits of the annual financial statements of subsidiaries of the Company; o Quarterly review procedures of the interim financial statements of subsidiaries of TIMET; o Services associated with potential business acquisitions/dispositions involving the Company;
     o Any other services provided to TIMET not specifically described above or otherwise pre-approved by the Audit Committee; and
     o Any material changes in terms, conditions or fees with respect to the foregoing resulting from changes in audit scope, TIMET structure or other applicable matters.

     The Audit Committee must also pre-approve any of the specific types of services included within the following categories of audit, audit-related, tax and international corporate governance services:

     o    Audit Services:

          o Consultations with TIMET's management as to the accounting and/or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations of the SEC, the Financial Accounting Standards Board ("FASB"), the Public Company Accounting Oversight Board ("PCAOB") or other applicable U.S. or international regulatory or standard-setting bodies; and
          o Assistance with responding to SEC comment letters received by TIMET other than in connection with any registration statement filed with the SEC.

     o    Audit-Related Services:

          o Consultations with the Company's management as to the accounting and/or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations of the SEC, FASB, PCAOB or other applicable U.S. or international regulatory or standard-setting bodies.
          o    Financial statement audits of employee benefit plans of TIMET;
          o Agreed-upon or expanded audit procedures related to the Company's accounting records required to respond to or comply with financial, accounting, legal, regulatory or contractual reporting requirements; and
          o Internal control reviews and assistance with internal control reporting requirements of TIMET (to the extent permitted by applicable rule or regulation).

     o    Tax Services:

          o Consultations with TIMET's management as to the tax treatment of transactions or events and/or the actual or potential tax impact of final or proposed laws, rules and regulations in U.S. (federal, state and local) and international jurisdictions;
          o Consultations with the Company's management related to compliance with existing or proposed tax laws, rules and regulations in U.S. (federal, state and local) and international jurisdictions;
          o Assistance in the preparation of and review of TIMET's U.S. (federal, state and local) and international income, franchise and other tax returns;
          o Assistance with tax inquiries, audits and appeals of TIMET before the U.S. Internal Revenue Service and similar state, local and international agencies;
          o Consultations with TIMET's management regarding domestic and international statutory, regulatory or administrative tax developments;
          o    Transfer pricing and cost segregation studies of the Company; and
          o Expatriate tax assistance and compliance for TIMET and its employees.

     o    Other Services:

          o Assistance with corporate governance matters (including preparation of board minutes and resolutions) and assistance with the preparation and filing of documents (such as paperwork to register new companies or to de-register existing companies) involving the Company with non-U.S. governmental and regulatory agencies; provided, however, that the non-U.S. jurisdiction in which such services are provided does not require that the individual providing such service be licensed, admitted or otherwise qualified to practice law.

     The Audit Committee reviews service proposals for proposed work to be performed by the outside auditor and, if acceptable to the Audit Committee, would pre-approve those services for a specified fee limit or range. For any general categories of services for which the Audit Committee may determine to pre-approve a specific fee amount or range in the absence of a specific proposal for services, an officer of TIMET is required to report the Company's incurring or payment of such fees to the full Audit Committee at the first meeting of the Audit Committee held subsequent to the engagement of the independent auditor to provide any of those services.

     The Audit Committee requires the use of engagement letters prior to the engagement of TIMET's outside auditor for many of the foregoing services. The Audit Committee also prohibits the use of the outside auditor for the non-audit related services described under the terms of the SEC's rules on auditor independence.

     Fees paid to PwC. The following table shows the aggregate fees PwC has billed or is expected to bill to TIMET and its subsidiaries for services rendered for 2002 and 2003. Of the services shown in the table below, approximately 98% were pre-approved by the Audit Committee (although not pursuant to the previously described pre-approval policies and procedures because those policies and procedures were not adopted until February 2004). The percentage of audit-related services that were not pre-approved by the Audit Committee does not adversely impact PwC's independence from TIMET under applicable regulations. None of the hours expended by PwC to complete the audit for the last fiscal year were performed by persons other than PwC's full-time, permanent employees.


                       Type of Fees                                            2002                    2003
                       ------------                                            ----                    ----
Audit fees (1)............................                                  $ 397,000                $ 552,000
Audit-related fees (2)....................                                      5,000                   24,600
Tax fees (3)..............................                                     64,500                   44,300
All other fees (4)........................                                        ---                      ---
                                                                            ---------                ---------

Total.....................................                                  $ 466,500                $ 620,900
                                                                            =========                =========

-------------------------------------------------------------------------------------------------------------------


(1)  Represents fees for the following services:

     (a) Audits of TIMET's consolidated year-end financial statements for each year;
     (b) Reviews of the unaudited quarterly financial statements appearing in TIMET's Forms 10-Q for each of the first three quarters of each year;
     (c)  Consents filed with the SEC;
     (d) Normally provided statutory or regulatory filings or engagements for each year; and
     (e) The estimated out-of-pocket costs PwC incurs in providing all of such services for which TIMET reimburses PwC.

(2) Represents fees for assurance and services reasonably related to the audit or review of TIMET's financial statements for each year. These services may include accounting consultations, attest services concerning financial accounting and reporting standards, audits of employee benefit plans and advice concerning internal controls.

(3)  Represents fees for tax compliance, tax advice and tax planning services.

(4) The Company incurred no other fees from PwC in the last two fiscal years for services not described in the other categories.




                                     PART IV

ITEM 15: EXHIBITS

(c) Exhibits:

     31.1 Certification  pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
          2002.

     31.2 Certification  pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
          2002.

     Note:The Company has retained a signed original of any exhibit listed above that contains signatures, and the Company will provide any such exhibit to the SEC or its staff upon request. Such request should be directed to the attention of the Company's Corporate Secretary at the Company's corporate offices located at 1999 Broadway, Suite 4300, Denver, Colorado 80202.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             TITANIUM METALS CORPORATION
                             (Registrant)


                             By     /s/ J. Landis Martin
                                    --------------------------------------------
                                    J. Landis Martin, April 28, 2004
                                    Chairman of the Board, President
                                      and Chief Executive Officer