Form 10-Q
period 2004-03-31
TITANIUM METALS CORP
filed 2004-05-05
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                                 --------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                         Commission file number 0-28538
                                                -------



                           Titanium Metals Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                             13-5630895
-------------------------------                             --------------------
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


Number of shares of common stock outstanding on May 2, 2004: 3,179,942

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can generally be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "could," "anticipates," "expects" or comparable terminology or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurance that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including risks and uncertainties in those portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission ("SEC") which include, but are not limited to, the cyclicality of the commercial aerospace industry, the performance of aerospace manufacturers and the Company under their long-term agreements, the renewal of certain long-term agreements, the difficulty in forecasting demand for titanium products, global economic and political conditions, global productive capacity for titanium, changes in product pricing and costs, the impact of long-term contracts with vendors on the ability of the Company to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, fluctuations in currency exchange rates, fluctuations in the market price of marketable securities, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product development, the supply of raw materials and services, changes in raw material and other operating costs (including energy costs), possible disruption of business or increases in the cost of doing business resulting from terrorist activities or global conflicts, the Company's ability to achieve reductions in its cost structure and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

                           TITANIUM METALS CORPORATION

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets - March 31, 2004 (unaudited)
                and December 31, 2003                                        2

              Consolidated Statements of Operations - Three months
                ended March 31, 2004 and 2003 (unaudited)                    4

              Consolidated Statements of Comprehensive Income (Loss) -
                Three months ended March 31, 2004 and 2003 (unaudited)       5

              Consolidated Statements of Cash Flows - Three months ended
                March 31, 2004 and 2003 (unaudited)                          6

              Consolidated Statement of Changes in Stockholders' Equity -
                Three months ended March 31, 2004 (unaudited)                8

              Notes to Consolidated Financial Statements (unaudited)         9

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         20

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk    29

     Item 4.  Controls and Procedures                                       29

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                             31

     Item 6.  Exhibits and Reports on Form 8-K                              31

                           TITANIUM METALS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                 March 31,             December 31,
                                                                                   2004                    2003
                                                                            --------------------     ------------------
ASSETS                                                                           (unaudited)

Current assets:
   Cash and cash equivalents                                                $          32,779        $        35,040
   Restricted cash and cash equivalents                                                 2,248                  2,248
   Accounts and other receivables, less allowance
     of $1,859 and $2,347                                                              80,332                 67,432
   Refundable income taxes                                                              1,538                  2,155
   Inventories                                                                        175,976                165,721
   Prepaid expenses and other                                                           2,536                  2,604
   Deferred income taxes                                                                  604                    778
                                                                            --------------------     ------------------

       Total current assets                                                           296,013                275,978

Marketable securities                                                                  17,224                      -
Investment in joint ventures                                                           23,384                 22,469
Investment in common securities of TIMET Capital Trust I                                6,907                  6,794
Property and equipment, net                                                           236,537                239,182
Intangible assets, net                                                                  5,938                  6,294
Other                                                                                  17,287                 16,692
                                                                            --------------------     ------------------

       Total assets                                                         $         603,290        $       567,409
                                                                            ====================     ==================




           See accompanying Notes to Consolidated Financial Statements
                                      - 2 -

                           TITANIUM METALS CORPORATION

                      (In thousands, except per share data)



                                                                                  March 31,              December 31,
LIABILITIES, MINORITY INTEREST AND                                                   2004                    2003
STOCKHOLDERS' EQUITY                                                         ---------------------    -------------------
                                                                                 (unaudited)
Current liabilities:
   Current maturities of capital lease obligations                           $             176        $            524
   Accounts payable                                                                     30,366                  29,200
   Accrued liabilities                                                                  62,522                  45,163
   Customer advances                                                                    31,494                   3,356
   Other                                                                                   418                     262
                                                                             ---------------------    -------------------

       Total current liabilities                                                       124,976                  78,505

Capital lease obligations                                                               10,084                   9,766
Accrued OPEB cost                                                                       13,856                  13,661
Accrued pension cost                                                                    66,615                  62,366
Accrued environmental cost                                                               3,230                   3,930
Deferred income taxes                                                                      491                     637
Accrued interest on debt payable to TIMET Capital Trust I                                    -                  19,003
Debt payable to TIMET Capital Trust I                                                  207,465                 207,465
Other                                                                                    1,844                   2,188
                                                                             ---------------------    -------------------

       Total liabilities                                                               428,561                 397,521
                                                                             ---------------------    -------------------

Minority interest                                                                       11,301                  11,131
                                                                             ---------------------    -------------------

Stockholders' equity:
   Preferred stock, $.01 par value; 100 shares authorized,
     none issued                                                                             -                       -
   Common stock, $.01 par value; 9,900 shares authorized,
     3,189 and 3,190 shares issued                                                          32                      32
   Additional paid-in capital                                                          350,632                 350,643
   Accumulated deficit                                                                (142,082)               (140,428)
   Accumulated other comprehensive loss                                                (43,910)                (50,226)
   Treasury stock, at cost (9 shares)                                                   (1,208)                 (1,208)
   Deferred compensation                                                                   (36)                    (56)
                                                                             ---------------------    -------------------
       Total stockholders' equity                                                      163,428                 158,757
                                                                             ---------------------    -------------------

       Total liabilities and stockholders' equity                            $         603,290        $        567,409
                                                                             =====================    ===================

Commitments and contingencies (Note 13)



           See accompanying Notes to Consolidated Financial Statements
                                      - 3 -

                           TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (In thousands, except per share data)


                                                                                  Three months ended March 31,
                                                                            ------------------------------------------
                                                                                   2004                   2003
                                                                            -------------------    -------------------

Net sales                                                                   $       120,488        $        99,294
Cost of sales                                                                       108,132                 98,276
                                                                            -------------------    -------------------

  Gross margin                                                                       12,356                  1,018

Selling, general, administrative and development expense                              9,517                  9,895
Equity in (losses) earnings of joint ventures                                           (83)                   185
Other income (expense), net                                                              74                    628
                                                                            -------------------    -------------------

  Operating income (loss)                                                             2,830                 (8,064)

Interest expense                                                                      4,309                  4,200
Other non-operating income (expense), net                                               738                   (415)
                                                                            -------------------    -------------------

  Loss before income taxes, minority interest and
      cumulative effect of change in accounting principle                              (741)               (12,679)

Income tax expense                                                                      523                    457
Minority interest, net of tax                                                           390                    263
                                                                            -------------------    -------------------

  Loss before cumulative effect of change in
      accounting principle                                                           (1,654)               (13,399)

Cumulative effect of change in accounting principle                                       -                   (191)
                                                                            -------------------    -------------------

  Net loss                                                                  $        (1,654)       $       (13,590)
                                                                            ===================    ===================

Basic and diluted loss per share:
  Before cumulative effect of change in
      accounting principle                                                  $         (0.52)       $         (4.23)

  Cumulative effect of change in accounting principle                                     -                  (0.06)
                                                                            -------------------    -------------------

Basic and diluted loss per share                                            $         (0.52)       $         (4.29)
                                                                            ===================    ===================

Weighted average shares outstanding                                                   3,173                  3,165



           See accompanying Notes to Consolidated Financial Statements
                                      - 4 -

                           TITANIUM METALS CORPORATION

       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
                                 (In thousands)


                                                                                Three months ended March 31,
                                                                          ------------------------------------------
                                                                                 2004                   2003
                                                                          -------------------    -------------------

Net loss                                                                  $        (1,654)       $       (13,590)
                                                                          -------------------    -------------------

Other comprehensive income (loss):

   Currency translation adjustment                                                  1,616                    (91)

   Unrealized gains on marketable securities                                        4,450                      -

   TIMET's share of VALTIMET's unrealized net gains on
     derivative financial instruments qualifying as cash flow
     hedges                                                                           250                      -
                                                                          -------------------    -------------------

     Total other comprehensive income (loss)                                        6,316                    (91)
                                                                          -------------------    -------------------

   Comprehensive income (loss)                                            $         4,662        $       (13,681)
                                                                          ===================    ===================



           See accompanying Notes to Consolidated Financial Statements
                                      - 5 -

                           TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)



                                                                                   Three months ended March 31,
                                                                              ----------------------------------------
                                                                                     2004                 2003
                                                                              -------------------   ------------------

Cash flows from operating activities:
   Net loss                                                                   $       (1,654)       $      (13,590)
   Depreciation and amortization                                                       8,483                 9,547
   Cumulative effect of change in accounting principle                                     -                   191
   Equity in earnings of joint ventures, net of distributions                             83                  (135)
   Equity in earnings of common securities of TIMET
     Capital Trust I, net of distributions                                              (113)                 (105)
   Deferred income taxes                                                                  13                   113
   Minority interest, net of tax                                                         390                   263
   Other, net                                                                           (525)                  486
   Change in assets and liabilities:
     Receivables                                                                     (12,275)              (16,286)
     Inventories                                                                      (9,252)               13,906
     Prepaid expenses and other                                                           94                    30
     Accounts payable and accrued liabilities                                         (4,427)                2,980
     Customer advances                                                                28,157                26,656
     Income taxes                                                                        581                  (321)
     Accrued OPEB and pension costs                                                    2,180                  (120)
     Accrued interest on debt payable to TIMET Capital Trust I                         3,751                 3,512
     Other, net                                                                       (1,309)                 (304)
                                                                              -------------------   ------------------
       Net cash provided by operating activities                                      14,177                26,823
                                                                              -------------------   ------------------

Cash flows from investing activities:
   Capital expenditures                                                               (3,280)               (1,487)
   Purchase of marketable securities                                                 (12,774)                    -
                                                                              -------------------   ------------------
       Net cash used by investing activities                                         (16,054)               (1,487)
                                                                              -------------------   ------------------

Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                                        9,575                58,060
     Repayments                                                                       (9,575)              (62,683)
   Other, net                                                                           (403)                 (493)
                                                                              -------------------   ------------------
       Net cash used by financing activities                                            (403)               (5,116)
                                                                              -------------------   ------------------

       Net cash (used) provided by operating,
         investing and financing activities                                   $       (2,280)       $       20,220
                                                                              ===================   ==================


           See accompanying Notes to Consolidated Financial Statements
                                      - 6 -

                           TITANIUM METALS CORPORATION

                                 (In thousands)


                                                                                   Three months ended March 31,
                                                                              ----------------------------------------
                                                                                     2004                  2003
                                                                              ------------------    ------------------

Cash and cash equivalents:
   Net (decrease) increase from:
     Operating, investing and financing activities                            $       (2,280)       $       20,220
     Currency translation                                                                 19                   122
                                                                              ------------------    ------------------
                                                                                      (2,261)               20,342

   Cash and cash equivalents at beginning of period                                   35,040                 6,214
                                                                              ------------------    ------------------

   Cash and cash equivalents at end of period                                 $       32,779        $       26,556
                                                                              ==================    ==================

Supplemental disclosures:
   Cash paid for:
     Interest                                                                 $          366        $          455
     Income taxes, net                                                        $           39        $          677



           See accompanying Notes to Consolidated Financial Statements
                                      - 7 -

                           TITANIUM METALS CORPORATION

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

                        Three months ended March 31, 2004
                                 (In thousands)

                                                                                    Accumulated
                                                            Additional                 Other                             Total
                                        Common    Common     Paid-In   Accumulated Comprehensive Treasury  Deferred   Stockholders'
                                        Shares     Stock     Capital     Deficit    Income (Loss) Stock  Compensation    Equity
                                       --------  --------   ---------  -----------  -----------  --------  ---------  -----------

Balance at December 31, 2003             3,181   $    32    $350,643   $ (140,428)  $  (50,226)  $(1,208)  $    (56)  $  158,757

Components of comprehensive
   income (loss):

   Net loss                                  -         -           -       (1,654)           -         -          -       (1,654)

   Change in cumulative currency
     translation adjustment                  -         -           -            -        1,616         -          -        1,616

   Unrealized gains on marketable
     securities                              -         -           -            -        4,450         -          -        4,450

   TIMET's share of VALTIMET's
     unrealized net gains on
     derivative financial instruments
     qualifying as cash flow hedges          -         -           -            -          250         -          -          250

Issuance of common stock                     -         -          40            -            -         -          -           40

Stock award cancellations                   (1)        -         (51)           -            -         -         51            -

Amortization of deferred
   compensation, net of effects of
   stock award cancellations                 -         -           -            -            -         -        (31)         (31)
                                       --------  --------   ---------  -----------  -----------  -------   ---------  -----------

Balance at March 31, 2004                3,180   $    32    $350,632   $ (142,082)  $  (43,910)  $(1,208)  $    (36)  $  163,428
                                       ========  ========   =========  ===========  ===========  ========  =========  ===========



           See accompanying Notes to Consolidated Financial Statements
                                      - 8 -

                           TITANIUM METALS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - Organization and basis of presentation

     Titanium Metals Corporation ("TIMET") is a vertically integrated producer of titanium sponge, melted products and a variety of mill products for aerospace, industrial and other applications. The accompanying Consolidated Financial Statements include the accounts of TIMET and its majority-owned subsidiaries (collectively, the "Company") except the TIMET Capital Trust I (the "Capital Trust"), a wholly-owned subsidiary which was deconsolidated at December 31, 2003, and for which all prior periods were retroactively restated. Such retroactive restatement did not impact net loss, stockholders' equity or cash flow from operations for any prior period. All material intercompany transactions and balances with consolidated subsidiaries have been eliminated, and certain prior year amounts have been reclassified to conform to the current year presentation. The Consolidated Balance Sheet at March 31, 2004, and the Consolidated Statements of Operations, Comprehensive Income (Loss), Changes in Stockholders' Equity and Cash Flows for the interim periods ended March 31, 2004 and 2003, as applicable, have been prepared by the Company without audit in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 Annual Report").

     At March 31, 2004, Valhi, Inc. and subsidiaries ("Valhi") held approximately 40.8% of TIMET's outstanding common stock and approximately 0.4% of the Capital Trust's outstanding 6.625% mandatorily redeemable convertible preferred securities, beneficial unsecured convertible securities ("BUCS"). At March 31, 2004, the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Valhi and certain related companies, held approximately 8% of TIMET's common stock. TIMET's U.S. pension plans began investing in the CMRT in the second quarter of 2003; however, these plans invest only in a portion of the CMRT that does not hold TIMET common stock. At March 31, 2004, Contran Corporation ("Contran") held, directly or through subsidiaries, approximately 90% of Valhi's outstanding common stock, and Harold
C. Simmons' spouse owned 39.8% of the outstanding BUCS. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT. Mr. Simmons may be deemed to control each of Contran, Valhi and TIMET.

     The Company has elected the disclosure alternative prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and has chosen to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APB Opinion No. 25, compensation cost is generally recognized for fixed stock options for which the exercise price is less than the market price of the underlying stock on the grant date. All of the Company's stock options have been granted with exercise prices equal to or in excess of the market price on the date of grant, and the Company recognized no compensation expense for fixed stock options during the three months ended March 31, 2004 and 2003. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all options granted since January 1, 1995:

                                                                                 Three months ended March 31,
                                                                           -----------------------------------------
                                                                                  2004                  2003
                                                                           -------------------    ------------------
                                                                             (In thousands, except per share data)
Net loss, as reported                                                      $         (1,654)      $       (13,590)
Less stock option related stock-based employee
  compensation expense determined under SFAS No. 123                                    (30)                 (110)
                                                                           -------------------    ------------------

Pro forma net loss                                                         $         (1,684)      $       (13,700)
                                                                           ===================    ==================

Basic and diluted loss per share:
  As reported                                                              $          (0.52)      $         (4.29)
                                                                           ===================    ==================

  Pro forma                                                                $          (0.53)      $         (4.33)
                                                                           ===================    ==================


     VALTIMET, the Company's 43.7% owned affiliate accounted for by the equity method, has entered into certain derivative financial instruments that qualify as cash flow hedges under GAAP. The Company's pro-rata share of VALTIMET's unrealized net gains on such derivative financial instruments is included as a component of other comprehensive income.

     In March 2004, the Company's Board of Directors approved, subject to stockholder approval, a split of its common stock at a ratio of five shares of post-split common stock for each outstanding one share of pre-split common stock, to be effected in the form of a stock dividend. When completed, the Company will retroactively adjust all earnings per share data for the effect of the stock split.

Note 2 - Inventories

                                                                                March 31,             December 31,
                                                                                   2004                   2003
                                                                            -------------------    -------------------
                                                                                         (In thousands)

Raw materials                                                               $          40,285      $        33,198
Work-in-process                                                                        81,477               76,573
Finished products                                                                      60,415               62,687
Supplies                                                                               13,211               12,248
                                                                            -------------------    -------------------
                                                                                      195,388              184,706
Less adjustment of certain inventories to LIFO basis                                   19,412               18,985
                                                                            -------------------    -------------------

                                                                            $         175,976      $       165,721
                                                                            ===================    ===================

Note 3 - Marketable securities

     During the first quarter of 2004, the Company purchased 1,277,710 shares of CompX International, Inc. ("CompX") Class A common stock for an aggregate of $12.8 million in open market or privately negotiated transactions with unaffiliated parties, representing approximately 8.5% of the total number of shares of all classes of CompX common stock outstanding. Valhi and a wholly owned subsidiary of Valhi own an additional 68.6% of CompX's outstanding common stock. At March 31, 2004, the quoted market price for CompX's Class A common stock was $13.37 per share. The Company's shares of CompX Class A common stock are classified as noncurrent available-for-sale marketable securities carried at fair value on the Company's Consolidated Balance Sheet as of March 31, 2004, with all unrealized gains reported as a component of other comprehensive income.


Note 4 - Property and equipment

                                                                                March 31,             December 31,
                                                                                   2004                   2003
                                                                           ---------------------    ------------------
                                                                                         (In thousands)

Land and improvements                                                      $           6,395        $         6,358
Buildings and improvements                                                            42,153                 41,700
Information technology systems                                                        61,050                 59,782
Manufacturing equipment and other                                                    325,677                318,364
Construction in progress                                                               4,402                  6,754
                                                                           ---------------------    ------------------
                                                                                     439,677                432,958
Less accumulated depreciation                                                        203,140                193,776
                                                                           ---------------------    ------------------

                                                                           $         236,537        $       239,182
                                                                           =====================    ==================

Note 5 - Other noncurrent assets

                                                                                 March 31,            December 31,
                                                                                   2004                   2003
                                                                            --------------------    ------------------
                                                                                         (In thousands)

Deferred financing costs                                                    $           7,641       $         7,563
Prepaid pension cost                                                                    9,521                 8,981
Notes receivable from officers                                                            119                   145
Other                                                                                       5                     3
                                                                            --------------------    ------------------

                                                                            $          17,286       $        16,692
                                                                            ====================    ==================


Note 6 - Accrued liabilities

                                                                                March 31,             December 31,
                                                                                   2004                   2003
                                                                           ---------------------    ------------------
                                                                                         (In thousands)

OPEB cost                                                                  $           3,143        $         3,135
Pension cost                                                                           6,713                  8,466
Payroll and vacation                                                                   4,795                  6,891
Incentive compensation                                                                 1,555                    579
Other employee benefits                                                                8,909                  9,731
Deferred income                                                                        1,497                  1,664
Environmental costs                                                                    1,001                    301
Taxes, other than income                                                               4,948                  4,408
Accrued interest on debt payable to the Capital Trust                                 22,754                      -
Wyman-Gordon installment                                                                   -                  2,800
Other                                                                                  7,207                  7,188
                                                                           ---------------------    ------------------

                                                                           $          62,522        $        45,163
                                                                           =====================    ==================

     During the third quarter of 2003, the Company and Wyman-Gordon Company ("Wyman-Gordon") agreed to terminate the 1998 purchase and sale agreement associated with the formation of the titanium castings joint venture previously owned by the two parties. The Company agreed to pay Wyman-Gordon a total of $6.8 million in three quarterly installments in connection with this termination, which included the termination of certain favorable purchase terms. The Company recorded a one-time charge for the entire $6.8 million as a reduction to sales in the third quarter of 2003. The Company paid the first two installments aggregating $4.0 million to Wyman-Gordon during 2003 and paid the remaining $2.8 million in the first quarter of 2004.

     Effective January 1, 2004, the Company modified the vacation policy for its U.S. salaried employees. Such employees no longer accrue their entire year's vacation entitlement on January 1, but rather will accrue the current year's vacation entitlement over the course of the year. As a result, the Company's reduced its vacation accrual for these employees from $1.9 million to zero during the first quarter of 2004, resulting in one-time reductions in cost of sales of $1.6 million and selling, general, administrative and development expense of $0.3 million.

     See Note 9 with respect to accrued interest on debt payable to the Capital Trust.

Note 7 - Boeing advance

     Under the terms of the amended long-term agreement ("LTA") between TIMET and The Boeing Company ("Boeing"), in years 2002 through 2007, Boeing is required to advance TIMET $28.5 million annually less $3.80 per pound of titanium product purchased by Boeing subcontractors from TIMET during the preceding year. The advance relates to Boeing's take-or-pay obligations under the LTA. Effectively, the Company collects $3.80 less from Boeing than the LTA selling price for each pound of titanium product sold directly to Boeing and reduces the related customer advance recorded by the Company. For titanium products sold to Boeing subcontractors, the Company collects the full LTA selling price, but gives Boeing credit by reducing the next year's annual advance by $3.80 per pound of titanium product sold to Boeing subcontractors. The Boeing customer advance is also reduced as take-or-pay benefits are earned. As of March 31, 2004, approximately $27.3 million of customer advances related to the Company's LTA with Boeing.

Note 8 - Bank debt

     During the first quarter of 2004, the Company amended its U.S. credit facility to, among other things, allow the Company the flexibility to remove the equipment component from the determination of the Company's borrowing availability. The Company took advantage of this flexibility during the first quarter of 2004, effectively reducing the Company's current borrowing availability in the U.S. by $12 million. However, the Company can regain this availability by completing an updated equipment appraisal. As of March 31, 2004, the Company had no outstanding borrowings and had aggregate unused borrowing availability of approximately $134 million under its U.S. and European credit facilities.

Note 9 - Capital Trust

     In November 1996, the Capital Trust issued $201.3 million BUCS and $6.2 million 6.625% common securities. TIMET owns all of the outstanding common securities of the Capital Trust, and the Capital Trust is a wholly-owned finance subsidiary of TIMET. The Capital Trust used the proceeds from such issuance to purchase from the Company $207.5 million principal amount of TIMET's 6.625% convertible junior subordinated debentures due 2026 (the "Subordinated Debentures"). Interest on the Subordinated Debentures is recorded as interest expense. The Subordinated Debentures and accrued interest receivable were the sole assets of the Capital Trust at March 31, 2004.

     In October 2002, the Company exercised its right to defer future interest payments on the Subordinated Debentures, effective beginning with the Company's December 1, 2002 scheduled interest payment. Based on the deferral, accrued interest on the Subordinated Debentures was reflected as a long-term liability in the Consolidated Balance Sheet at December 31, 2003. On March 24, 2004, the Company's Board of Directors approved resumption of scheduled quarterly interest payments on the Subordinated Debentures with the next scheduled payment on June 1, 2004. The Company's Board also approved payment of all previously deferred interest on the Subordinated Debentures. On April 15, 2004, the Company paid the deferred interest in the amount of $21.7 million. Based on the Board's approval and subsequent payment, the Company reclassified the accrued interest on the Subordinated Debentures to current liabilities at March 31, 2004. See also Notes 6 and 16.

Note 10 - Other income (expense)

                                                                                   Three months ended March 31,
                                                                             ------------------     ------------------
                                                                                   2004                   2003
                                                                             ------------------     ------------------
                                                                                          (In thousands)

Other operating income (expense):
   Litigation settlement                                                     $             -        $           475
   Other, net                                                                             74                    153
                                                                             ------------------     ------------------

                                                                             $            74        $           628
                                                                             ==================     ==================

Other non-operating income (expense):
   Interest income                                                           $           100        $           112
   Equity in earnings of common securities of the
     Capital Trust                                                                       113                    105
   Foreign exchange gains (losses)                                                       472                   (630)
   Other, net                                                                             53                     (2)
                                                                             ------------------     ------------------


                                                                             $           738        $          (415)
                                                                             ==================     ==================

     During the first quarter of 2003, the Company received $0.5 million related to its settlement of certain litigation relating to power outages suffered at its Henderson, Nevada facility in 1997 and 1998 as a result of contractor activity.

Note 11 - Income taxes

                                                                                      Three months ended
                                                                                           March 31,
                                                                          --------------------------------------------
                                                                                  2004                    2003
                                                                          ---------------------    -------------------
                                                                                        (In thousands)

Expected income tax benefit, at 35%                                       $            (259)       $          (4,438)
Non-U.S. tax rates                                                                      (51)                     117
U.S. state income taxes, net                                                           (192)                    (482)
Nontaxable income                                                                         -                      (93)
Change in valuation allowance:
  Adjustment of deferred tax valuation allowance                                        985                    5,259
Other, net                                                                               40                       94
                                                                          ---------------------    -------------------

                                                                          $             523        $             457
                                                                          =====================    ===================

     At March 31, 2004,  the Company had, for U.S.  federal income tax purposes,
(i) net operating loss ("NOL") carryforwards of $119 million that expire in 2020 through 2024, (ii) a capital loss carryforward of $89 million that expires in 2008 and (iii) AMT credit carryforwards of $4 million, which can be utilized to offset regular income taxes payable in future years, with an indefinite carryforward period. In addition, at March 31, 2004, the Company had the equivalent of (i) a $30 million NOL carryforward in the United Kingdom and a $2 million NOL carryforward in Germany, both of which have indefinite carryforward periods, and (ii) $0.6 million of NOL carryforwards in Italy that expire in 2008 and 2009.

Note 12 - Employee benefits

     Defined benefit pension plans. The components of the net periodic pension expense are set forth below:


                                                                                  Three months ended March 31,
                                                                            ------------------------------------------
                                                                                   2004                   2003
                                                                            -------------------     ------------------
                                                                                         (In thousands)

Service cost                                                                $           885         $           715
Interest cost                                                                         3,151                   2,735
Expected return on plan assets                                                       (3,269)                 (2,244)
Amortization of unrecognized prior service cost                                         122                     144
Amortization of net losses                                                            1,093                   1,062
                                                                            -------------------     ------------------

  Net periodic pension expense                                              $         1,982         $         2,412
                                                                            ===================     ==================

     The Company has made $2.1 million of cash contributions to its defined benefit pension plans in 2004 through March 31, 2004 (all of which relate to the UK plan), and the Company currently expects to make additional cash contributions of approximately $7.3 million to its defined benefit pension plans during 2004 ($1.8 million to the US plan and $5.5 million to the UK plan). The current aggregate estimate for full-year 2004 cash contributions represents a $2.1 million decrease from estimates as of December 31, 2003, based upon the effects on the US plan of the Company's application of the Pension Funding Equity Act of 2004, which was enacted on April 9, 2004.

     Postretirement benefits other than pensions. The components of net periodic OPEB expense are set forth below:


                                                                                  Three months ended March 31,
                                                                            ------------------------------------------
                                                                                   2004                   2003
                                                                            -------------------     ------------------
                                                                                         (In thousands)

Service cost                                                                $           127         $           176
Interest cost                                                                           403                     385
Amortization of unrecognized prior service cost                                        (116)                    (94)
Amortization of net losses                                                              227                     199
                                                                            -------------------     ------------------

  Net periodic OPEB expense                                                 $           641         $           666
                                                                            ===================     ==================


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

Note 13 - Commitments and contingencies

     Environmental matters. As previously disclosed in the 2003 Annual Report, TIMET and Basic Management, Inc. ("BMI") entered into an agreement in 1999 providing that upon payment by BMI of the cost to design, purchase and install the technology and equipment necessary to allow the Company to stop discharging liquid and solid effluents and co-products into settling ponds located on certain lands owned by the Company adjacent to its Henderson, Nevada plant site (the "TIMET Pond Property"), the Company would convey the TIMET Pond Property to BMI, at no additional cost. Under this agreement, BMI will pay 100% of the first $15.9 million of the cost for this project, and TIMET will pay 50% of the cost in excess of $15.9 million, up to a maximum payment by TIMET of $2 million. The Company presently expects that the total cost of this project will not exceed $15.9 million. The Company and BMI are continuing discussions about possible modifications to the original project scope and also the 1999 agreement, and are also continuing investigation with respect to certain environmental issues associated with the TIMET Pond Property, including possible groundwater issues.

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

     The Company is also continuing assessment work with respect to its own active plant site in Henderson, Nevada. In 2000 through 2002, the Company commissioned studies of certain remediation issues at the Company's plant site and other Company-owned sites within the BMI Complex. The Company currently has $3.9 million accrued based on the undiscounted cost estimates of the probable costs for remediation of these sites. The upper end of the range of reasonably possible costs to remediate these sites is approximately $8.6 million. The Company expects these accrued expenses to be paid over a period of up to thirty years.

     As of March 31, 2004, the Company had accrued an aggregate of approximately $4.2 million for environmental matters, including those discussed above. The Company records liabilities related to environmental remediation obligations when estimated future costs are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future costs are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in costs in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

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

     Other. TIMET is the primary obligor on two workers' compensation bonds, each having a maximum obligation of $1.5 million, issued on behalf of a former subsidiary, Freedom Forge Corporation ("Freedom Forge"), which TIMET sold in 1989. Freedom Forge filed for Chapter 11 bankruptcy protection in July 2001 and discontinued payment on the underlying workers' compensation claims in November 2001. During 2002 and 2003, TIMET received notices that the issuers of the bonds were required to make payments on the bonds for applicable claims and were requesting reimbursement from TIMET. Through March 31, 2004, TIMET has reimbursed the issuers approximately $0.9 million for claims under these bonds and $1.1 million remains accrued for future payments. TIMET may revise its estimated liability under these bonds in the future as additional facts become known or claims develop.

     In March 2001, certain standard grade material produced by the Company was found to contain tungsten inclusions as a result of tungsten contaminated silicon sold to the Company by a third-party supplier. The Company has paid $1.2 million for claims related to this matter since initial identification, and as of March 31, 2004, all pending claims have been investigated and resolved. However, there is no assurance that all potential claims have been submitted to the Company. The Company has filed suit seeking full recovery from its silicon supplier for any liability the Company has incurred or might incur, although no assurance can be given that the Company will ultimately be able to recover all or any portion of such amounts. The Company has not recorded any recoveries related to this matter as of March 31, 2004.

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

     See the 2003 Annual Report for additional information concerning certain legal and environmental matters, commitments and contingencies.

Note 14 - Earnings per share

     Basic earnings (loss) per share is based on the weighted average number of unrestricted common shares outstanding during each period. Diluted earnings
(loss) per share reflects the dilutive effect of common stock options, restricted stock and the assumed conversion of the BUCS. The assumed conversion of the BUCS was omitted from the diluted loss per share calculation for the three months ended March 31, 2004 and 2003 because the effect was antidilutive. Had the BUCS not been antidilutive, diluted losses would have decreased by $3.8 million and $3.6 million, respectively, for the three months ended March 31, 2004 and 2003. Diluted average shares outstanding would have increased by approximately 540,000 shares for each of these periods from the assumed conversion of the BUCS. Stock options and restricted shares excluded from the calculation because they were antidilutive were approximately 114,000 and approximately 133,000, respectively, for the three months ended March 31, 2004 and 2003.

Note 15 - Business segment information

     The Company's production facilities are located in the United States, United Kingdom, France and Italy, and its products are sold throughout the world. The Company's worldwide integrated activities are conducted through its "Titanium melted and mill products" segment, currently the Company's only segment. Sales, gross margin, operating income (loss), inventory and receivables are the key management measures used to evaluate segment performance. The following table provides segment information supplemental to the Company's Consolidated Financial Statements:

                                                                                Three months ended March 31,
                                                                               2004                      2003
                                                                       ---------------------     ---------------------
                                                                         ($ in thousands, except selling price data)

Titanium melted and mill products:
   Melted product net sales                                            $           17,395        $          12,854
   Mill product net sales                                                          90,675                   73,617
   Other product sales                                                             12,418                   12,823
                                                                       ---------------------     ---------------------
                                                                       $          120,488        $          99,294
                                                                       =====================     =====================
Melted product shipments:
   Volume (metric tons)                                                             1,420                      985
   Average selling price ($ per kilogram)                              $            12.25        $           13.05

Mill product shipments:
   Volume (metric tons)                                                             2,925                    2,315
   Average selling price ($ per kilogram)                              $            31.00        $           31.80


Note 16 - Subsequent event

     The Company's Board of Directors has approved an exchange offer pursuant to which the Company would offer to exchange any and all of the outstanding 4,024,820 BUCS issued by the Capital Trust for shares of a newly created 6.75% Series A Convertible Preferred Stock to be issued by the Company (the "Series A Preferred Stock") at the exchange rate of one share of Series A Preferred Stock for each BUCS. Each share of Series A Preferred Stock would be convertible, in whole or in part, at any time, at the option of the holder thereof, into 0.2 shares of TIMET common stock (or at a rate of one share of TIMET common stock per one share of Series A Preferred Stock, assuming completion of the five-for-one stock split discussed in Note 1), subject to adjustment in certain events.

     The holders of shares of the Series A Preferred Stock will be entitled to receive cumulative cash dividends at the rate of 6.75% of the liquidation preference per annum per share (equivalent to $3.375 per annum per share), when, as and if declared by the Company's Board of Directors out of funds of TIMET legally available for the payment of dividends. The Series A Preferred Stock would not be mandatorily redeemable, but it would be redeemable at the option of the Company under certain circumstances.

     The exchange offer is subject to the satisfaction of several conditions, including approval by the Company's stockholders of the exchange offer and of an amendment to the Company's certificate of incorporation to increase the number of shares that TIMET is authorized to issue. The exchange offer is also conditioned on the declaration and continued effectiveness of a registration statement and prospectus on Form S-4.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Summarized financial information. The following table summarizes certain information regarding the Company's results of operations for the three months ended March 31, 2004 and 2003. Average selling prices, as reported by the Company, are a reflection of not just actual selling prices received by the Company, but also include other related factors such as currency exchange rates and customer and product mix during a given period. Consequently, changes in average selling prices from period to period will be impacted by changes occurring not just in actual prices, but by these other factors as well. The percentage change information presented below represents changes from the respective prior year. See "Results of Operations - Outlook" for further discussion of the Company's business expectations for the remainder of 2004.


                                                                                 Three months ended March 31,
                                                                            ---------------------------------------
                                                                                  2004                 2003
                                                                            ------------------   ------------------
                                                                                       ($ in thousands)

Net sales                                                                   $       120,488      $        99,294
Gross margin                                                                $        12,356      $         1,018
Operating income (loss)                                                     $         2,830      $        (8,064)

Gross margin percent of net sales                                                        10%                   1%

Percentage change in:
   Sales volume:
     Melted product sales volume                                                        +44                  +53
     Mill product sales volume                                                          +26                  -14

   Average selling prices - includes changes in product mix:
     Melted products                                                                     -6                  -16
     Mill products                                                                       -3                   +7

   Selling prices - excludes changes in product mix:
     Melted products                                                                     -4                  -12
     Mill products in U.S. dollars                                                       +2                   -1
     Mill products in billing currencies (1)                                             -3                   -6

-------------------------------------------------------------------------------------------------------------------

(1) Excludes the effect of changes in foreign currencies.


     First quarter of 2004 compared to first quarter of 2003. The Company's melted product sales increased 35% from $12.9 million during the first quarter of 2003 to $17.4 million during the first quarter of 2004 primarily due to a 44% increase in melted product sales volume, partially offset by a 6% decrease in melted product average selling prices. Melted products consist of ingot and slab and are generally sold only in U.S. dollars. Melted product sales volume increased principally as a result of new customer relationships and share gains. Excluding the effects of changes in product mix, melted product selling prices during the first quarter of 2004 decreased 4% compared to the first quarter of 2003.

     The Company's mill product sales increased 23% from $73.6 million during the first quarter of 2003 to $90.7 million during the first quarter of 2004. This increase was principally due to a 26% increase in mill product sales volume, partially offset by a 3% decrease in mill product average selling prices. As compared to the first quarter of 2003, mill product average selling prices were positively affected by the weakening of the U.S. dollar compared to the British pound sterling and the euro and negatively affected by changes in product mix.

     Gross margin (net sales less cost of sales) was 10% of net sales during the first quarter of 2004, compared to 1% during the year-ago period. The improvement in gross margin was primarily a result of improved plant operating rates (from 52% in the first quarter of 2003 to 72% in the first quarter of 2004) and the Company's continued cost management efforts. Gross margin during the first quarter of 2004 was also positively affected by a $1.6 million reduction in cost of sales related to the Company's elimination of its vacation accrual for U.S. salaried employees. On January 1, 2004, the Company modified its vacation policy for its U.S. salaried employees, whereby such employees no longer accrue their entire year's vacation entitlement on January 1, but rather will accrue the current year's vacation entitlement over the course of the year. Additionally, gross margin was positively affected by the elimination of $1.0 million of previously recorded rebate accruals that are no longer required and negatively affected by a $0.8 million accrual for potential employee profit sharing payments.

     Selling, general, administrative and development expenses decreased by 2% from $9.9 million during the first quarter of 2003 to $9.7 million during the first quarter of 2004, principally as a result of a $0.3 million reduction related to the Company's elimination of its vacation accrual for U.S. salaried employees.

     Equity in (losses) earnings of joint ventures decreased from earnings of $0.2 million during the first quarter of 2003 to a loss of $0.1 million during the first quarter of 2004, principally due to a decrease in the operating results of VALTIMET, the Company's minority-owned welded tube joint venture.

     Net other income (expense) decreased from $0.6 million during the first quarter of 2003 to $0.1 million during the first quarter of 2004, principally due to a gain of $0.5 million related to the settlement of certain litigation during the first quarter of 2003.

     Non-operating income (expense).


                                                                              Three months ended March 31,
                                                                               2004                   2003
                                                                        --------------------   -------------------
                                                                                     (In thousands)

Interest expense on debt payable to the Capital Trust                   $        (3,751)       $        (3,512)
Other interest expense                                                             (558)                  (688)
                                                                        --------------------   -------------------

                                                                        $        (4,309)       $        (4,200)
                                                                        ====================   ===================

Interest income                                                         $           100        $           112
Equity in earnings of common securities of the
   Capital Trust                                                                    113                    105
Foreign exchange gains (losses)                                                     472                   (630)
Other, net                                                                           53                     (2)
                                                                        --------------------   -------------------

                                                                        $           738        $          (415)
                                                                        ====================   ===================


     Quarterly interest expense on the Company's Subordinated Debentures payable to the Capital Trust approximates $3.4 million, exclusive of any accrued interest on deferred interest payments. In October 2002, the Company exercised its right to defer future interest payments on this debt effective with the Company's December 1, 2002 scheduled interest payment. Interest continues to accrue at the 6.625% coupon rate on the principal and unpaid interest. On March 24, 2004, the Company's Board of Directors approved resumption of scheduled quarterly interest payments on the Subordinated Debentures with the next scheduled payment on June 1, 2004. The Company's Board also approved payment of all previously deferred interest on the Subordinated Debentures. On April 15, 2004, the Company paid the deferred interest in the amount of $21.7 million, $21.0 million of which related to the BUCS.

     Income taxes. The Company operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income or loss can impact the Company's overall effective tax rate. For the three months ended March 31, 2004 and 2003, the Company's income tax rate varied from the U.S. statutory rate primarily due to an increase in the deferred tax valuation allowance related to the Company's tax attributes that did not meet the "more-likely-than-not" recognition criteria during those periods. See Note 11 to the Consolidated Financial Statements. The Company's current tax expense during the three months ended March 31, 2004 and 2003 relates primarily to its operations in France and Italy.

     European operations. The Company has substantial operations and assets located in Europe, principally the United Kingdom, France and Italy. Titanium is sold worldwide, and many similar factors influence the Company's U.S. and European operations. Approximately 42% of the Company's sales originated in Europe for the three months ended March 31, 2004, of which approximately 62% were denominated in the British pound sterling or the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for the Company's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of the Company's European subsidiaries are those of their respective countries, and the European subsidiaries are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of the Company's European operations may be in U.S. dollars or in functional currencies. The Company's export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations.

     The Company does not use currency contracts to hedge its currency exposures. Net currency transaction gains/losses included in the Company's results of operations were a gain of $0.5 million during the three months ended March 31, 2004 and a loss of $0.6 million during the three months ended March 31, 2003. At March 31, 2004, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $31.5 million and $41.2 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable and accounts payable.

     VALTIMET has entered into certain derivative financial instruments that qualify as cash flow hedges under GAAP. The Company's pro-rata share of VALTIMET's unrealized net gains on such derivative financial instruments is included as a component of other comprehensive income.

     Outlook. The "Outlook" section contains a number of forward-looking statements, all of which are based on current expectations and exclude the effect of potential future charges related to restructurings, asset impairments, valuation allowances, changes in accounting principles and similar items, unless otherwise noted. Additionally, unless otherwise noted, the "Outlook" section excludes any potential effects from the BUCS exchange offer discussed further in the "Liquidity and Capital Resources - Other" section of this MD&A. Undue reliance should not be placed on these statements, as more fully discussed in the "Forward-Looking Information" statement of this Quarterly Report. Actual results may differ materially. See also Notes to the Consolidated Financial Statements regarding commitments, contingencies, legal matters, environmental matters and other matters, including new accounting principles, which could materially affect the Company's future business, results of operations, financial position and liquidity.

     The Company currently expects sales revenue for the full year 2004 to range from $460 million to $480 million. This range reflects an increase of $35 million from our previous guidance, primarily related to significant increases in sales volume and somewhat higher average selling prices. Melted product sales volume for the full year 2004 is expected to approximate 4,950 metric tons, reflecting a 5% increase over 2003 levels, and mill product sales volume for the full year 2004 is expected to approximate 11,350 metric tons, reflecting a 28% increase compared to 2003 levels. These increases reflect expected volume improvements in all key markets - commercial and military aerospace, industrial and emerging.

     The Company currently expects production volume to remain relatively stable throughout the remainder of 2004, resulting in overall full-year 2004 capacity utilization of approximately 70% to 75%. Capacity utilization was 72% in the first quarter of 2004. The Company's backlog of unfilled orders was approximately $220 million at March 31, 2004, up from $180 million at December 31, 2003 and $165 million at March 31, 2003. Substantially all the March 31, 2004 backlog is scheduled to ship within the next 12 months. The Company's order backlog may not be a reliable indicator of future business activity.

     The Company's cost of sales is affected by a number of factors, including customer and product mix, material yields, plant operating rates, raw material costs, labor costs and energy costs. Raw material costs represent the largest portion of the Company's manufacturing cost structure. The Company expects to manufacture about one-third of its titanium sponge requirements during 2004. The unit cost of titanium sponge manufactured at TIMET's Henderson, Nevada facility is expected to decrease relative to 2003, due primarily to higher sponge plant operating rates as the plant reaches full capacity. The Company expects the aggregate cost of purchased sponge to increase through the remainder of 2004. The Company is experiencing higher prices for certain types of scrap and for energy, and the Company expects those costs to continue to increase throughout 2004. The Company recently announced an increase in prices on all non-contract titanium melted and mill products in an effort to offset the effects of such increased raw material and energy costs.

     Based on anticipated sales volumes, production levels and continued focus on cost management opportunities, somewhat offset by the anticipated continued increases in scrap and energy costs, the Company expects full year 2004 gross margin to range from 8% to 10% of net sales.

     Selling, general, administrative and development expenses for 2004 should approximate $42 million, an increase of $6 million from 2003. This increase relates primarily to (i) potential employee profit sharing payouts based upon the Company's currently projected full year return on equity, (ii) increases in costs related to the Company's intercompany services agreement with Contran and
(iii) additional auditing and consulting costs expected to be incurred relative to the Company's compliance with the Sarbanes-Oxley Act's internal control requirements.

     The Company currently anticipates that it will receive orders from Boeing for about 1.5 million pounds of product during 2004. At this projected order level, the Company expects to recognize about $23 million of income in 2004 under the Boeing LTA's take-or-pay provisions.

     The current outlook is for 2004 operating income to range between $16 million and $26 million, which is a $2 million increase from previous guidance. Excluding the Boeing take-or-pay income, the Company currently expects operating results in 2004 to range between operating loss of $7 million and operating income of $3 million.

     Interest expense should approximate $16 million in 2004, including interest on the Company's Subordinated Debentures held by the Capital Trust.

     The Company currently expects 2004 full year net income to range between breakeven and $10 million, which is a $3 million increase from previous guidance. Excluding the Boeing take-or-pay income, the Company currently expects a net loss in 2004 of between $13 million and $23 million.

     The Company expects to use $1 million to $11 million in cash flows from operating activities during 2004, reflecting in part the 2004 resumption of interest payments on the Subordinated Debentures (including the $19 million accrued interest at December 31, 2003). Capital expenditures during 2004 are expected to approximate $18 million. Depreciation and amortization should approximate $32 million in 2004. The Company currently expects its full-year 2004 cash contributions to its defined benefit pension plans to be $9.4 million and expects its pension expense to approximate $8 million in 2004.

     Upon completion of the BUCS exchange offer, the Company's results of operations and cash flows from operating and financing activities would be affected. If 100% of the BUCS were exchanged, the Company's interest expense would be reduced by $3.3 million per quarter. However, net income available for common stockholders would reflect the impact of preferred stock dividends of $3.4 million per quarter. Additionally, the Company would recognize either a non-operating gain or loss on the exchange, which would result from the difference, if any, between the carrying value of the Subordinated Debentures eliminated from the Consolidated Balance Sheet and the shares of Series A Preferred Stock issued in the exchange (which will be recorded at fair value on the date the exchange is completed), reduced by the carrying value of any unamortized deferred financing costs related to the BUCS that will be written of upon exchange. If 100% of the BUCS had been exchanged as of March 31, 2004, such gain would have been $29.4 million, reflecting the $201.2 million book value of related Subordinated Debentures, less the $165.1 million estimated fair value of Series A Preferred Stock (at $46.50 per share, based on the last reported trade of the BUCS on March 31, 2004 according to NASDAQ's website, less $22.1 million attributable to accrued and unpaid dividends) and the $6.7 million carrying value of unamortized deferred financing costs.

     Non-GAAP financial measures. In an effort to provide investors with information in addition to the Company's results as determined by accounting principles generally accepted in the United States of America ("GAAP"), the Company has provided the following non-GAAP financial disclosures that it believes may provide useful information to investors:

     o The Company discloses percentage changes in its melted and mill product selling prices in U.S. dollars, which have been adjusted to exclude the effects of changes in product mix. The Company believes such disclosure provides useful information to investors by allowing them to analyze such changes without the impact of changes in product mix, thereby facilitating period-to-period comparisons of the relative changes in average selling prices. Depending on the composition of changes in product mix, the percentage change in selling prices excluding the effect of changes in product mix can be higher or lower than such percentage change would be using the actual product mix prevailing during the respective periods;

     o In addition to disclosing percentage changes in its mill product selling prices adjusted to exclude the effects of changes in product mix, the Company also discloses such percentage changes in billing currencies, which have been further adjusted to exclude the effects of changes in foreign currency exchange rates. The Company believes such disclosure provides useful information to investors by allowing them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the various actual billing currencies. Generally, when the U.S. dollar strengthens (weakens) against other currencies, the percentage change in selling prices in billing currencies will be higher (lower) than such percentage changes would be using actual exchange rates prevailing during the respective periods; and

     o The Company discloses forecasted operating income and net income excluding the impact of the Boeing take-or-pay income. The Company believes this provides investors with useful information to better analyze the Company's business and possible future earnings during periods after December 31, 2007, at which time the Company will no longer receive the positive effects of the take-or-pay income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash flows for the three months ended March 31, 2004 and 2003 are presented below. The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.


                                                                               Three months ended March 31,
                                                                        --------------------------------------------
                                                                               2004                    2003
                                                                        --------------------    --------------------
                                                                                      (In thousands)
Cash (used) provided by:
   Operating activities                                                 $          14,177       $         26,823
   Investing activities                                                           (16,054)                (1,487)
   Financing activities                                                              (403)                (5,116)
                                                                        --------------------    --------------------

   Net cash (used) provided by operating,
     investing and financing activities                                 $          (2,280)      $         20,220
                                                                        ====================    ====================

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

     Net loss decreased from $13.6 million for the three months ended March 31, 2003, to $1.7 million for the three months ended March 31, 2004.

     Accounts receivable increased during the first three months of 2004 primarily as a result of increased sales. Accounts receivable increased during the first three months of 2003 primarily as a result of increased sales and an increase in days sales outstanding as certain customers extended their payment terms with the Company.

     Inventories increased during the first three months of 2004 as a result of increased run rates and related inventory build in order to meet the anticipated sales volume increases during 2004, as well as the effects of increased raw material costs. Inventories decreased during the first three months of 2003 as a result of reduced run rates at the Company's sponge plant, improved turnover within the Company's inventory consignment programs and reduced cycle times.

     Changes in accounts payable and accrued liabilities reflect, among other things, the timing of payments to suppliers of titanium sponge, titanium scrap and other raw material purchases. Additionally, accrued liabilities decreased in the first three months of 2004 due to (i) the $2.8 million final installment related to termination of the prior Wyman-Gordon agreement and (ii) a $2.1 million reclassification of the Company's defined benefit pension liability from current to noncurrent, as the current cash contribution requirements were reduced significantly based on the Pension Funding Equity Act of 2004.

     The increase in customer advances during the first three months of 2004 and 2003 primarily reflects the Company's receipt of the $27.9 million and $27.7 million advances from Boeing in January 2004 and 2003, respectively, partially offset by the application of customer purchases. Under the terms of the amended Boeing LTA, in years 2002 through 2007, Boeing advances TIMET $28.5 million annually, less $3.80 per pound of titanium product purchased from TIMET by Boeing subcontractors during the preceding year.

     In October 2002, the Company exercised its right to defer future interest payments on its Subordinated Debentures held by the Capital Trust, effective beginning with the Company's December 1, 2002 scheduled interest payment, although interest continued to accrue at the coupon rate on the principal and unpaid interest. Changes in accrued interest payable to the Capital Trust reflect this activity.

     On March 24, 2004, the Company's Board of Directors approved resumption of scheduled quarterly interest payments on the Subordinated Debentures with the next scheduled payment on June 1, 2004. The Company's Board also approved payment of all previously deferred interest on the Subordinated Debentures. On April 15, 2004, the Company paid all previously deferred and accrued interest to holders of record as of April 5, 2004, in the amount of $21.7 million ($21.0 million of which related to the BUCS), which will negatively impact the Company's cash flows for the three and six months ended June 30, 2004. See further discussion in Note 9 to the Consolidated Financial Statements

     Investing activities. The Company's capital expenditures were $3.3 million for the three months ended March 31, 2004, compared to $1.5 million for the same period in 2003, principally for replacement of machinery and equipment and capacity maintenance. During the first quarter of 2004, the Company purchased 1,277,710 shares of CompX Class A common stock for $12.8 million. See further discussion in Note 3 to the Consolidated Financial Statements.

     Financing activities. The Company had zero net borrowings during the three months ended March 31, 2004. Cash used during the three months ended March 31, 2003 was due primarily to the Company's $4.7 million of net repayments on its outstanding borrowings upon the Company's receipt of the $27.7 million Boeing advance in January 2003.

     Borrowing arrangements. Under the terms of the Company's U.S. asset-based revolving credit agreement, which matures in February 2006, borrowings are limited to the lesser of $105 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). During the first quarter of 2004, the Company amended its U.S. credit facility to, among other things, allow the Company the flexibility to remove the equipment component from the determination of the Company's borrowing availability. The Company took advantage of this flexibility during the first quarter of 2004, effectively reducing the Company's current borrowing availability in the U.S. by $12 million. However, the Company can regain this availability by completing an updated equipment appraisal. Interest generally accrues at rates that vary from LIBOR plus 2% to LIBOR plus 2.5%. Borrowings are collateralized by substantially all of the Company's U.S. assets. The credit agreement prohibits the payment of distributions in respect of the Capital Trust's BUCS if "excess availability," as defined, is less than $25 million, limits additional indebtedness, prohibits the payment of dividends on the Company's common stock if excess availability is less than $40 million, requires compliance with certain financial covenants and contains other covenants customary in lending transactions of this type. The Company was in compliance in all material respects with all covenants for the three months ended March 31, 2004 and for all periods during the year ended December 31, 2003. At March 31, 2004, the Company had no outstanding borrowings, and excess availability (defined as borrowing availability less outstanding borrowings and certain contractual commitments such as letters of credit) was approximately $74 million, under the U.S. credit agreement.

     The Company's subsidiary, TIMET UK, has a credit agreement that provides for borrowings limited to the lesser of (pound)22.5 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and property, plant and equipment ("borrowing availability"). The credit agreement includes a revolving and term loan facility and an overdraft facility (the "U.K. Facilities") and matures in December 2005. Borrowings under the U.K. Facilities can be in various currencies, including U.S. dollars, British pounds sterling and euros. Borrowings accrue interest at rates that vary from LIBOR plus 1% to LIBOR plus 1.25% and are collateralized by substantially all of TIMET UK's assets. The U.K. Facilities require the maintenance of certain financial ratios and amounts and other covenants customary in lending transactions of this type. TIMET UK was in compliance in all material respects with all covenants for the three months ended March 31, 2004 and for all periods during the year ended December 31, 2003. At March 31, 2004, the Company had no outstanding borrowings, and unused borrowing availability was approximately $42 million, under the U.K. Facilities.

     The Company also has overdraft and other credit facilities at certain of its other European subsidiaries. These facilities accrue interest at various rates and are payable on demand. At March 31, 2004, the Company had no outstanding borrowing, and unused borrowing availability was approximately $18 million, under these facilities.

     Legal and environmental matters. See Note 13 to the Consolidated Financial Statements for discussion of legal and environmental matters, commitments and contingencies.

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

     In March 2004, the Company's Board of Directors approved, subject to stockholder approval, a split of its common stock at a ratio of five shares of post-split common stock for each outstanding one share of pre-split common stock, to be effected by a stock dividend. When completed, the Company will retroactively adjust all earnings per share data for the effect of the stock split.

     The Company's Board of Directors has approved, subject to stockholder approval, an exchange offer pursuant to which the Company would offer to exchange any and all of the outstanding 4,024,820 BUCS issued by the Capital Trust for shares of Series A Preferred Stock at the exchange rate of one share of Series A Preferred Stock for each BUCS. Each share of Series A Preferred Stock would be convertible, in whole or in part, at any time, at the option of the holder thereof, into 0.2 share of TIMET common stock (or at a rate of one share of TIMET common stock per one share of Series A Preferred Stock, assuming completion of the five-for-one stock split), subject to adjustment in certain events.

     The holders of shares of the Series A Preferred Stock will be entitled to receive, when, as and if declared by the Company's Board of Directors out of funds of TIMET legally available for the payment of dividends, cumulative cash dividends at the rate of 6.75% of the liquidation preference per annum per share (equivalent to $3.375 per annum per share). The Series A Preferred Stock would not be mandatorily redeemable, but it would be redeemable at the option of the Company under certain circumstances. See further discussion of the exchange offer in Note 16 to the Consolidated Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a complete discussion of the Company's market risks, refer to the Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the 2003 Annual Report. During the three months ended March 31, 2004, the Company purchased certain publicly-traded marketable equity securities that are exposed to market risk due to changes in prices of the securities as reported on the New York Stock Exchange. The fair value of these marketable equity securities at March 31, 2004 was $17.1 million, as compared to a cost basis of $12.8 million. The potential change in the fair value of these securities, assuming a 10% change in prices, would be $1.7 million at March 31, 2004. See also Note 3 to the Consolidated Financial Statements.

Item 4. CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures of the Company that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Both J. Landis Martin, the Company's Chief Executive Officer, and Bruce P. Inglis, the Company's Vice President - Finance and Corporate Controller, have evaluated the Company's disclosure controls and procedures as of March 31, 2004. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

     There has been no change to the Company's system of internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.

PART II. - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     Reference is made to Note 13 of the Consolidated Financial Statements, which information is incorporated herein by reference, and to the Company's 2003 Annual Report for descriptions of certain previously reported legal proceedings.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          10.1 Amendment No. 3 to Loan and Security Agreement by and among Congress Financial Corporation (Southwest) as Lender and Titanium Metals Corporation and Titanium Hearth Technologies, Inc. as borrowers, dated March 18, 2004, and effective February 12, 2004, incorporated by reference to Exhibit 6 to Amendment No. 4 to the statement on Schedule 13D for CompX International, Inc. filed by Valhi, Inc. (along with other reporting persons) on March 23, 2004 (File No. 005-54653)

          10.2*2004 Senior Executive Cash Incentive Plan,  effective  January 1,
               2004

          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          *    Management contract, compensatory plan or arrangement

          Note:The Company has retained a signed original of any exhibit listed above that contains signatures, and the Company will provide any such exhibit to the SEC or its staff upon request. Such request should be directed to the attention of the Company's Corporate Secretary at the Company's corporate offices located at 1999 Broadway, Suite 4300, Denver, Colorado 80202.

     (b) Reports on Form 8-K filed by the registrant for the quarter ended March 31, 2004 and through May 3, 2004:

                 Date of Report                  Items Reported
              -------------------               ----------------

               January 28, 2004                     7 and 12
               January 29, 2004                     7 and 9
               February 26, 2004                    5 and 7
               March 25, 2004                       5 and 7
               May 3, 2004                          7 and 12

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TITANIUM METALS CORPORATION
                          ------------------------------------------------------



Date: May 4, 2004     By  /s/ J. Landis Martin
                          ------------------------------------------------------
                          J. Landis Martin
                          Chairman of the Board, President and
                            Chief Executive Officer


Date: May 4, 2004     By  /s/ Bruce P. Inglis
                          ------------------------------------------------------
                          Bruce P. Inglis
                          Vice President - Finance and Corporate
                            Controller