Form 10-K/A
period 2003-12-31
TITANIUM METALS CORP
filed 2004-06-04
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 2

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

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class          Name of Each Exchange on Which Registered
   --------------------------       -----------------------------------------
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

                      Documents incorporated by reference:

None.

                                EXPLANATORY NOTE

     This Amendment No. 2 on Form 10-K/A is an amendment to the Titanium Metals Corporation (the "Company" or "TIMET") Annual Report on Form 10-K ("Annual Report") for the year ended December 31, 2003. The purpose of the Form 10-K/A is to replace, in its entirety, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2003 Annual Report. The changes to Item 7 consist of the following: (i) a modification of footnote 3 and the addition of footnote 4 to the Contractual Commitments table on page 16 to provide additional information regarding such commitments, and
(ii) modifications to language in the Impairment of long-lived assets and Valuation and impairment of securities subsections within the discussion of Critical Accounting Policies and Estimates on pages 23 and 24. This Form 10-K/A does not update or modify any other disclosures to reflect developments since the original filing date or otherwise.

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


     Based upon the terms of the Company's amended long-term agreement ("LTA") with Boeing, the Company receives an annual $28.5 million (less $3.80 per pound of titanium product sold to Boeing subcontractors in the preceding year) customer advance from Boeing in January of each year related to Boeing's purchases from TIMET for that year. This advance continues through 2007. The terms of the amended LTA allow Boeing to purchase up to 7.5 million pounds of titanium product annually from TIMET through 2007, but limit TIMET's maximum quarterly volume obligation to 3.0 million pounds. The LTA is structured as a take-or-pay agreement such that, beginning in calendar year 2002, Boeing forfeits $3.80 per pound of its advance payment in the event that its orders for delivery are less than 7.5 million pounds in any given calendar year. The Company recognizes income to the extent Boeing's year-to-date orders for delivery plus TIMET's maximum quarterly volume obligations for the remainder of the year total less than 7.5 million pounds. This income is recognized as other operating income and is not included in sales revenue, sales volume or gross margin. During 2003 and 2002, the Company recognized $23.1 million and $23.4 million, respectively, of other operating income relative to these take-or-pay provisions. Had the Company not benefited from such provisions, the Company's results would have been as follows:


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


                                                                  Unconditional Payment Due Date
                                             --------------------------------------------------------------------------
                                                              2005/           2007/           2009 &
                                                2004          2006            2008            After            Total
                                             ----------    ------------    ------------    ------------    ------------
       Contractual Commitment                                            (In thousands)
-----------------------------------

Capital leases (1)                           $     524     $      358      $     424       $     8,984      $   10,290

Operating leases                                 2,724          2,720            585               339           6,368

Debt payable to Capital Trust (and accrued
interest thereon) (2)                                -              -         19,003           207,465         226,468

Purchase obligations (3)                        36,843         20,303         10,103                 -          67,249

Other contractual obligations (4)               10,067         11,088          1,063               576          22,794
                                             ----------    ------------    ------------    ------------    ------------

                                             $  50,158      $  34,469      $  31,178       $   217,364      $  333,169
                                             ==========    ============    ============    ============    ============

-----------------------------------------------------------------------------------------------------------------------

(1) Excludes interest payments due under the capital lease agreements. Inclusive of these interest payments, the total contractual commitment is $24.0 million ($1.5 million in 2004, $2.2 million in 2005/2006, $2.2 million in 2007/2008 and $18.1 million in 2009 and thereafter).
(2) Represents the Company's Subordinated Debentures purchased by the Capital Trust from TIMET in connection with the Capital Trust's issuance of the BUCS and total interest accrued on the Subordinated Debentures at December 31, 2003. Under the Indenture related to the Subordinated Debentures, the currently deferred interest payments may continue to be contractually deferred until December 1, 2007.
(3) Based on an average price and an assumed constant mix of products purchased, where appropriate. These obligations generally relate to the purchase of raw materials, primarily titanium sponge, pursuant to an LTA and various open orders. All open orders are for delivery in 2004, and the LTA expires on December 31, 2007. The LTA does not contain a renewal provision; however, the Company may choose to enter into a new agreement to replace the current LTA in the future.
(4) These obligations consist primarily of contractual operating fees paid to CEZUS for use of a portion of its Ugine, France plant pursuant to an agreement expiring in 2006 (as described in Item 2: Properties), energy purchase obligations with Basic Management, Inc. which expire in 2010 (as described in Note 18 to the Consolidated Financial Statements), the
     remaining obligation to Wyman-Gordon due in 2004 relating to the termination of the agreement (as described previously in this MD&A) and an obligation to Contran Corporation ("Contran") under an intercorporate services agreement ("ISA") for 2004 (as described in Note 18 to the Consolidated Financial Statements). The Company expects annually to enter into an ISA with Contran subsequent to 2004.

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


                                                                          Projected cash contributions
                                                           -----------------------------------------------------------
                                                              U.S. Plan             U.K.Plan               Total
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

     Impairment of long-lived assets. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment, goodwill and other intangible assets, may not be recoverable, the Company undertakes an evaluation of the assets or asset group. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated using discounted expected future cash flows or appraised values. All relevant factors are considered in determining whether an impairment exists. In 2003, no such events or circumstances indicated the need to perform such evaluation.

     During the fourth quarter of 2002, the Company completed an entity-wide impairment assessment in response to continued poor conditions in the commercial aerospace market. In order to complete this assessment, the Company identified its lowest level of identifiable cash flows, resulting in the identification of four asset groups - U.S., U.K., France and Italy. Of these asset groups, Italy is not reliant on sales into the commercial aerospace market and therefore an analysis of the potential impairment of this asset group was not considered necessary. Only the U.S., U.K. and France asset groups were evaluated, and the result of this assessment led the Company to conclude that there was no impairment related to the long-lived assets in these three asset groups tested, as the undiscounted cash flows exceeded the net carrying value of the applicable net assets in each of the three asset groups. Although management utilizes certain external information sources such as The Airline Monitor as the basis for aerospace sales volume projections, significant management judgment is required in estimating other factors that are material to future cash flows including, but not limited to, customer demand, the Company's market position, selling prices, competitive forces and manufacturing costs. Future cash flows are inherently uncertain, and there can be no assurance that the Company will achieve the future cash flows reflected in its projections.

     The Company also completed an impairment assessment of its goodwill and intangible assets upon its adoption of SFAS No. 142 in 2002, as discussed in "Results of Operations - Cumulative effect of change in accounting principle" and Note 7 to the Consolidated Financial Statements. Management judgment was required in order to identify the Company's reporting units, determine the carrying amount of each reporting unit by assigning its assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of January 1, 2002, and determine the implied fair value of its goodwill. This evaluation considered, among other things, a combination of fair value indicators including quoted market prices, prices of comparable businesses and discounted projected cash flows based upon Company forecasts, which considered information obtained from review of The Airline Monitor and from discussions with the Company's customers throughout the first half of 2002, both of which assisted the Company in better estimating the impact of the September 11, 2001 terrorist attacks on its business. As a result of this information, step one of the impairment evaluation completed in the second quarter of 2002 indicated that the Company's recorded goodwill might be impaired, which obligated the Company to complete the second step of the impairment test. Based on the results of the second step of the impairment test completed during the third quarter of 2002, which indicated the Company's goodwill was impaired, the Company recorded a non-cash goodwill impairment charge of $44.3 million, representing the entire balance of the Company's recorded goodwill at January 1, 2002.

     The Company also reviewed its goodwill for impairment as of December 31, 2001. However, such analysis was based upon prior GAAP, under which goodwill was deemed impaired only if the applicable estimated future undiscounted cash flows were insufficient to recover the carrying value of the goodwill and other long-lived assets. Based upon the information then available to the Company, including information from The Airline Monitor and the Company's customers, the Company concluded its goodwill was not impaired as of December 31, 2001. The Company had more information to help it estimate the impact of the September 11, 2001 terrorist attacks on its business when it evaluated its goodwill for impairment upon adoption of SFAS No. 142 than when it evaluated its goodwill for impairment as of December 31, 2001 under prior GAAP. Therefore, the goodwill impairment recognized in 2002 resulted in part from these revised forecasts and in part from a change in methodology of assessing impairment upon the adoption of SFAS No. 142.

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

     In response to certain events previously described in this MD&A, the Company undertook assessments of its investment in SMC in the fourth quarter of 2001 and the first quarter of 2002. Those assessments indicated that it was unlikely that the Company would recover its then existing carrying amount of the SMC securities in accordance with the securities' contractual terms and that an other than temporary decline in the fair value of its investment had occurred. Accordingly, the Company recorded impairment charges of $61.5 million in the fourth quarter of 2001 and $27.5 million in the first quarter of 2002. The securities were not publicly traded and, accordingly, quoted market prices were unavailable. The estimate of fair value required significant judgment and considered a number of factors including, but not limited to, the financial health and prospects of SMC and market yields of comparable securities.

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


                                  TITANIUM METALS CORPORATION
                                  (Registrant)


                                  By     /s/ J. Landis Martin
                                         --------------------------------
                                         J. Landis Martin, June 4, 2004
                                         Chairman of the Board, President
                                           and Chief Executive Officer