Form 10-Q
period 2004-06-30
TITANIUM METALS CORP
filed 2004-08-05
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                                 -------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                         Commission file number 0-28538
                                                -------

                           Titanium Metals Corporation
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                            13-5630895
--------------------------------                           ---------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation ororganization)                              Identification No.)



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


Number of shares of common stock outstanding on August 4, 2004: 3,180,002

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can generally be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "could," "anticipates," "expects" or comparable terminology or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurance that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including risks and uncertainties in those portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission ("SEC") which include, but are not limited to, the cyclicality of the commercial aerospace industry, the performance of aerospace manufacturers and the Company under their long-term agreements, the renewal of certain long-term agreements, the difficulty in forecasting demand for titanium products, global economic and political conditions, global productive capacity for titanium, changes in product pricing and costs, the impact of long-term contracts with vendors on the ability of the Company to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, fluctuations in currency exchange rates, fluctuations in the market price of marketable securities, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product development, the supply of raw materials and services, changes in raw material and other operating costs (including energy costs), possible disruption of business or increases in the cost of doing business resulting from terrorist activities or global conflicts, the Company's ability to achieve reductions in its cost structure, the completion of the exchange offer related to the 6.625% mandatorily redeemable convertible preferred securities, beneficial unsecured convertible securities issued by the TIMET Capital Trust I, the potential for adjustment of the Company's deferred tax asset valuation allowance and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

                           TITANIUM METALS CORPORATION

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements

           Consolidated Balance Sheets - June 30, 2004 (unaudited)
             and December 31, 2003                                            2

           Consolidated Statements of Operations - Three and six months
             ended June 30, 2004 and 2003 (unaudited)                         4

           Consolidated Statements of Comprehensive Income (Loss) -
             Three and six months ended June 30, 2004 and 2003 (unaudited)    5

           Consolidated Statements of Cash Flows - Six months ended
             June 30, 2004 and 2003 (unaudited)                               6

           Consolidated Statement of Changes in Stockholders' Equity -
             Six months ended June 30, 2004 (unaudited)                       8

           Notes to Consolidated Financial Statements (unaudited)             9

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             21

   Item 3. Quantitative and Qualitative Disclosures about Market Risk        33

   Item 4. Controls and Procedures                                           33

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                                 35

   Item 4. Submission of Matters to a Vote of Security Holders               35

   Item 6. Exhibits and Reports on Form 8-K                                  36

                           TITANIUM METALS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                 June 30,              December 31,
                                                                                   2004                    2003
                                                                            --------------------     ------------------
ASSETS                                                                           (unaudited)

Current assets:
   Cash and cash equivalents                                                $           9,216        $        35,040
   Restricted cash and cash equivalents                                                 2,248                  2,248
   Accounts and other receivables, less allowance
     of $1,668 and $2,347                                                              86,286                 67,432
   Refundable income taxes                                                                207                  2,155
   Inventories                                                                        187,039                165,721
   Prepaid expenses and other                                                           1,727                  2,604
   Deferred income taxes                                                                  710                    778
                                                                            --------------------     ------------------

       Total current assets                                                           287,433                275,978

Marketable securities                                                                  23,118                      -
Investment in joint ventures                                                           20,967                 22,469
Investment in common securities of TIMET Capital Trust I                                6,259                  6,794
Property and equipment, net                                                           230,886                239,182
Intangible assets, net                                                                  5,545                  6,294
Other                                                                                  17,131                 16,692
                                                                            --------------------     ------------------

       Total assets                                                         $         591,339        $       567,409
                                                                            ====================     ==================



           See accompanying Notes to Consolidated Financial Statements
                                      - 2 -

                           TITANIUM METALS CORPORATION

                      (In thousands, except per share data)



                                                                                   June 30,              December 31,
LIABILITIES, MINORITY INTEREST AND                                                   2004                    2003
STOCKHOLDERS' EQUITY                                                         ---------------------    -------------------
                                                                                  (unaudited)

Current liabilities:
   Notes payable                                                             $           1,000        $              -
   Current maturities of capital lease obligations                                         170                     524
   Accounts payable                                                                     38,248                  29,200
   Accrued liabilities                                                                  44,535                  45,163
   Customer advances                                                                    27,767                   3,356
   Income taxes payable                                                                    944                      11
   Other                                                                                   320                     251
                                                                             ---------------------    -------------------

       Total current liabilities                                                       112,984                  78,505

Capital lease obligations                                                                9,814                   9,766
Accrued OPEB cost                                                                       13,838                  13,661
Accrued pension cost                                                                    65,396                  62,366
Accrued environmental cost                                                               3,230                   3,930
Deferred income taxes                                                                      497                     637
Accrued interest on debt payable to TIMET Capital Trust I                                    -                  19,003
Debt payable to TIMET Capital Trust I                                                  207,465                 207,465
Other                                                                                    1,819                   2,188
                                                                             ---------------------    -------------------

       Total liabilities                                                               415,043                 397,521
                                                                             ---------------------    -------------------

Minority interest                                                                       10,791                  11,131
                                                                             ---------------------    -------------------

Stockholders' equity:
   Preferred stock, $.01 par value; 100 shares authorized,
     none issued                                                                             -                       -
   Common stock, $.01 par value; 9,900 shares authorized,
     3,189 and 3,190 shares issued                                                          32                      32
   Additional paid-in capital                                                          350,635                 350,643
   Accumulated deficit                                                                (140,216)               (140,428)
   Accumulated other comprehensive loss                                                (43,713)                (50,226)
   Treasury stock, at cost (9 shares)                                                   (1,208)                 (1,208)
   Deferred compensation                                                                   (25)                    (56)
                                                                             ---------------------    -------------------
       Total stockholders' equity                                                      165,505                 158,757
                                                                             ---------------------    -------------------

       Total liabilities, minority interest and
         stockholders' equity                                                $         591,339        $        567,409
                                                                             =====================    ===================

Commitments and contingencies (Note 13)


           See accompanying Notes to Consolidated Financial Statements

                           TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (In thousands, except per share data)


                                                                 Three months ended                     Six months ended
                                                                      June 30,                              June 30,
                                                          ----------------------------------    ----------------------------------
                                                               2004               2003               2004               2003
                                                          ---------------    ---------------    ---------------    ---------------

Net sales                                                 $      124,125     $     101,813      $      244,613     $      201,106
Cost of sales                                                    108,639            97,455             216,771            195,730
                                                          ---------------    ---------------    ---------------    ---------------

   Gross margin                                                   15,486             4,358              27,842              5,376

Selling, general, administrative and
   development expense                                            11,151             9,583              20,668             19,478
Equity in (losses) earnings of joint ventures                       (149)              228                (232)               413
Other income (expense), net                                        2,778             2,910               2,853              3,538
                                                          ---------------    ---------------    ---------------    ---------------

   Operating income (loss)                                         6,964            (2,087)              9,795            (10,151)

Interest expense                                                   4,088             4,059               8,398              8,259
Other non-operating income (expense), net                            159              (161)                897               (577)
                                                          ---------------    ---------------    ---------------    ---------------

 Income (loss) before income taxes,
   minority interest and cumulative effect
   of change in accounting principle                               3,035            (6,307)              2,294            (18,987)

Income tax expense                                                   799                24               1,321                481
Minority interest, net of tax                                        371                20                 761                283
                                                          ---------------    ---------------    ---------------    ---------------

   Income (loss) before cumulative effect of
     change in accounting principle                                1,865            (6,351)                212            (19,751)

Cumulative effect of change in
   accounting principle                                                -                 -                   -               (191)
                                                          ---------------    ---------------    ---------------    ---------------

   Net income (loss)                                      $        1,865     $      (6,351)     $          212     $      (19,942)
                                                          ===============    ===============    ===============    ===============

Basic and diluted earnings (loss) per share:
   Before cumulative effect of change in
     accounting principle                                 $         0.59     $       (2.00)     $         0.07     $        (6.24)

   Cumulative effect of change in
     accounting principle                                              -                 -                   -              (0.06)
                                                          ---------------    ---------------    ---------------    ---------------

Basic and diluted earnings (loss) per share               $         0.59     $       (2.00)     $         0.07     $        (6.30)
                                                          ===============    ===============    ===============    ===============

Weighted average shares outstanding:
   Basic                                                           3,176             3,170               3,174              3,167
                                                          ===============    ===============    ===============    ===============
   Diluted                                                         3,187             3,170               3,183              3,167
                                                          ===============    ===============    ===============    ===============


           See accompanying Notes to Consolidated Financial Statements

                           TITANIUM METALS CORPORATION

       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
                                 (In thousands)

                                                             Three months ended                     Six months ended
                                                                  June 30,                              June 30,
                                                      ----------------------------------    ----------------------------------
                                                           2004               2003               2004               2003
                                                      ---------------    ---------------    ---------------    ---------------

Net income (loss)                                     $        1,865     $     (6,351)      $        212       $      (19,942)
                                                      ---------------    ---------------    ---------------    ---------------

Other comprehensive income (loss):

   Currency translation adjustment                            (1,634)           4,830                (18)               4,740

   Unrealized gains on marketable
      securities                                               2,135                -              6,585                    -

   TIMET's share of VALTIMET's
     unrealized net losses on
     derivative financial instruments
     qualifying as cash flow hedges                             (304)               -                (54)                   -
                                                      ---------------    ---------------    ---------------    ---------------
     Total other comprehensive income                            197            4,830              6,513                4,740
                                                      ---------------    ---------------    ---------------    ---------------
   Comprehensive income (loss)                        $        2,062     $     (1,521)      $      6,725       $      (15,202)
                                                      ===============    ===============    ===============    ===============


           See accompanying Notes to Consolidated Financial Statements
                                      - 5 -

                           TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)

                                                                                     Six months ended June 30,
                                                                              ----------------------------------------
                                                                                     2004                 2003
                                                                              -------------------   ------------------

Cash flows from operating activities:
   Net income (loss)                                                          $          212        $      (19,942)
   Depreciation and amortization                                                      16,385                18,986
   Cumulative effect of change in accounting principle                                     -                   191
   Equity in earnings of joint ventures, net of distributions                            232                  (362)
   Equity in earnings of common securities of TIMET
     Capital Trust I, net of distributions                                               536                  (212)
   Deferred income taxes                                                                 (96)                 (248)
   Minority interest, net of tax                                                         761                   284
   Other, net                                                                           (246)                  575
   Change in assets and liabilities:
     Receivables                                                                     (16,860)              (10,953)
     Inventories                                                                     (21,580)               24,862
     Prepaid expenses and other                                                          884                   497
     Accounts payable and accrued liabilities                                          7,543                (1,226)
     Customer advances                                                                23,957                22,691
     Income taxes                                                                      2,814                  (562)
     Accrued OPEB and pension costs                                                    2,260                  (896)
     Accrued interest on debt payable to TIMET Capital Trust I                       (17,857)                7,083
     Other, net                                                                       (1,328)                 (543)
                                                                              -------------------   ------------------
       Net cash (used) provided by operating activities                               (2,383)               40,225
                                                                              -------------------   ------------------

Cash flows from investing activities:
   Capital expenditures                                                               (6,714)               (3,579)
   Purchase of marketable securities                                                 (16,533)                    -
   Other                                                                                   -                    37
                                                                              -------------------   ------------------
       Net cash used by investing activities                                         (23,247)               (3,542)
                                                                              -------------------   ------------------

Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                                       21,070                86,930
     Repayments                                                                      (20,070)             (101,079)
   Dividends paid to minority interest                                                  (691)               (1,892)
   Other, net                                                                           (446)                 (632)
                                                                              -------------------   ------------------
       Net cash used by financing activities                                            (137)              (16,673)
                                                                              -------------------   ------------------

       Net cash (used) provided by operating,
         investing and financing activities                                   $      (25,767)       $       20,010
                                                                              ===================   ==================

           See accompanying Notes to Consolidated Financial Statements
                                      - 6 -

                           TITANIUM METALS CORPORATION

                                 (In thousands)


                                                                                     Six months ended June 30,
                                                                              ----------------------------------------
                                                                                    2004                  2003
                                                                              ------------------    ------------------

Cash and cash equivalents:
   Net (decrease) increase from:
     Operating, investing and financing activities                            $      (25,767)       $       20,010
     Currency translation                                                                (57)                  210
                                                                              ------------------    ------------------
                                                                                     (25,824)               20,220

   Cash and cash equivalents at beginning of period                                   35,040                 6,214
                                                                              ------------------    ------------------

   Cash and cash equivalents at end of period                                 $        9,216        $       26,434
                                                                              ------------------    ------------------

Supplemental disclosures:
   Cash paid for:
     Interest                                                                 $       25,860        $          799
     Income taxes, net                                                        $            -        $        1,291


           See accompanying Notes to Consolidated Financial Statements
                                      - 7 -

                           TITANIUM METALS CORPORATION

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

                         Six months ended June 30, 2004
                                 (In thousands)


                                                                                     Accumulated
                                                           Additional                   Other                              Total
                                        Common    Common    Paid-In    Accumulated  Comprehensive Treasury   Deferred  Stockholders'
                                        Shares    Stock     Capital      Deficit    Income (Loss)   Stock  Compensation   Equity
                                       --------  -------  -----------  -----------  ------------  ---------  ---------  -----------

Balance at December 31, 2003             3,181   $   32   $  350,643   $ (140,428)  $  (50,226)   $ (1,208)  $    (56)  $  158,757

Components of comprehensive
   income (loss):

   Net income                                -        -            -          212            -           -          -          212

   Change in cumulative currency
     translation adjustment                  -        -            -            -          (18)          -          -          (18)

   Unrealized gains on marketable
     securities                              -        -            -            -        6,585           -          -        6,585

   TIMET's share of VALTIMET's
     unrealized net gains on
     derivative financial instruments
     qualifying as cash flow hedges          -        -            -            -          (54)          -          -          (54)

Issuance of common stock                     -        -           53            -            -           -          -           53

Stock award cancellations                   (1)       -          (61)           -            -           -         61            -

Amortization of deferred
   compensation, net of effects of
   stock award cancellations                 -        -            -            -            -           -        (30)         (30)
                                       --------  -------  -----------  -----------  ------------  ---------  ---------  -----------
Balance at June 30, 2004                 3,180   $   32   $  350,635   $ (140,216)  $  (43,713)   $ (1,208)  $    (25)  $  165,505
                                       ========  =======  ===========  ===========  ============  =========  =========  ===========




           See accompanying Notes to Consolidated Financial Statements
                                      - 8 -

                           TITANIUM METALS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - Organization and basis of presentation

     Titanium Metals Corporation ("TIMET") is a vertically integrated producer of titanium sponge, melted products and a variety of mill products for aerospace, industrial and other applications. The accompanying Consolidated Financial Statements include the accounts of TIMET and its majority-owned subsidiaries (collectively, the "Company") except the TIMET Capital Trust I (the "Capital Trust"), a wholly-owned subsidiary which was deconsolidated at December 31, 2003, and for which all prior periods were retroactively restated. Such retroactive restatement did not impact net income (loss), stockholders' equity or cash flow from operations for any prior period. All material intercompany transactions and balances with consolidated subsidiaries have been eliminated, and certain prior year amounts have been reclassified to conform to the current year presentation. The Consolidated Balance Sheet at June 30, 2004, and the Consolidated Statements of Operations, Comprehensive Income (Loss), Changes in Stockholders' Equity and Cash Flows for the interim periods ended June 30, 2004 and 2003, as applicable, have been prepared by the Company without audit in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company's first three fiscal quarters reported are the approximate 13-week periods ending on the Saturday generally nearest to March 31, June 30 and September 30. The Company's fourth fiscal quarter and fiscal year always end on December 31. For presentation purposes, the Company's Consolidated Financial Statements and notes thereto have been presented as ending on March 31, June 30, September 30 and December 31, as applicable. The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated
Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as amended (the "2003 Annual Report").

     At June 30, 2004, Valhi, Inc. and subsidiaries ("Valhi") held approximately 40.8% of TIMET's outstanding common stock and approximately 0.4% of the Capital Trust's outstanding 6.625% mandatorily redeemable convertible preferred securities, beneficial unsecured convertible securities ("BUCS"). At June 30, 2004, the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Valhi and certain related companies, held approximately 8% of TIMET's common stock. TIMET's U.S. pension plans invest in a portion of the CMRT that does not hold TIMET common stock. At June 30, 2004, Contran Corporation ("Contran") held, directly or through subsidiaries, approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT. At June 30, 2004, Mr. Simmons' spouse owned 39.8% of the outstanding BUCS. Mr. Simmons may be deemed to control each of Contran, Valhi and TIMET.

     The Company has elected the disclosure alternative prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and has chosen to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APB Opinion No. 25, compensation cost is generally recognized for fixed stock options for which the exercise price is less than the market price of the underlying stock on the grant date. All of the Company's stock options have been granted with exercise prices equal to or in excess of the market price on the date of grant, and the Company recognized no compensation expense for fixed stock options during the three and six months ended June 30, 2004 and 2003. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all options granted since January 1, 1995:


                                                          Three months ended                  Six months ended
                                                                June 30,                           June 30,
                                                    -------------------------------    -------------------------------
                                                         2004              2003             2004              2003
                                                    --------------    -------------    --------------    -------------
                                                                  (In thousands, except per share data)

Net income (loss), as reported                      $     1,865       $     (6,351)    $       212       $    (19,942)
Less stock option related stock-based
   employee compensation expense
   determined under SFAS No. 123                            (11)               (52)            (42)              (161)
                                                    --------------    -------------    --------------    -------------

Pro forma net income (loss)                         $     1,854       $     (6,403)    $       170       $    (20,103)
                                                    ==============    =============    ==============    =============


Basic and diluted earnings (loss)
   per share:
   As reported                                      $      0.59       $      (2.00)    $      0.07       $      (6.30)
                                                    ==============    =============    ==============    =============

   Pro forma                                        $      0.59       $      (2.02)    $      0.05       $      (6.35)
                                                    ==============    =============    ==============    =============


     VALTIMET, the Company's 43.7% owned affiliate accounted for by the equity method, has entered into certain derivative financial instruments that qualify as cash flow hedges under GAAP. The Company's pro-rata share of VALTIMET's unrealized net gains (losses) on such derivative financial instruments is included as a component of other comprehensive income.

     In March 2004 the Company's Board of Directors approved a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's capital stock, one of the purposes of which is to permit a split of the Company's common stock at a ratio of five shares of post-split common stock for each outstanding one share of pre-split common stock, to be effected in the form of a stock dividend following the New York Stock Exchange's ("NYSE") approval of the Company's Supplemental Listing Application ("SLA"). The Company's Board of Directors approved the stock split at the same time. On August 5, 2004, the Company's stockholders approved the proposed amendment to the Company's Certificate of Incorporation. When the stock split is completed upon approval of the Company's SLA, the Company will retroactively adjust all earnings per share data for the effect of the stock split in all future filings.

Note 2 - Inventories

                                                                                 June 30,             December 31,
                                                                                   2004                   2003
                                                                            -------------------    -------------------
                                                                                         (In thousands)

Raw materials                                                               $          49,389      $        33,198
Work-in-process                                                                        85,010               76,573
Finished products                                                                      60,646               62,687
Supplies                                                                               12,927               12,248
                                                                            -------------------    -------------------
                                                                                      207,972              184,706
Less adjustment of certain inventories to LIFO basis                                   20,933               18,985
                                                                            -------------------    -------------------

                                                                            $         187,039      $       165,721
                                                                            ===================    ===================

Note 3 - Marketable securities


     During the first six months of 2004, the Company purchased 1,365,510 shares of CompX International, Inc. ("CompX") Class A common stock for an aggregate of $14.0 million in open market or privately negotiated transactions with unaffiliated parties, representing approximately 9.0% of the total number of shares of all classes of CompX common stock outstanding. Valhi and a wholly owned subsidiary of Valhi own approximately 68.4% of all classes of CompX common stock outstanding. At June 30, 2004, the quoted market price for CompX's Class A common stock was $15.00 per share. Subsequent to June 30, 2004 and through August 4, 2004, the Company purchased an additional 843,110 shares of CompX Class A common stock for an aggregate of $12.6 million, increasing the Company's total holdings of all classes of CompX common stock to 14.6%.

     During the second quarter of 2004, the Company purchased 221,100 shares of NL Industries, Inc. ("NL") common stock for an aggregate of $2.5 million in open market transactions, representing approximately 0.5% of the total number of shares of NL common stock outstanding. Valhi and a wholly owned subsidiary of Valhi own an additional 83.4% of NL common stock outstanding. At June 30, 2004, the quoted market price for NL common stock was $14.50 per share.

     The Company's shares of CompX and NL common stock are classified as noncurrent available-for-sale marketable securities carried at fair value on the Company's Consolidated Balance Sheet as of June 30, 2004, with all unrealized gains reported as a component of other comprehensive income.

Note 4 - Property and equipment


                                                                                  June 30,            December 31,
                                                                                    2004                  2003
                                                                             -------------------    ------------------
                                                                                          (In thousands)

Land and improvements                                                        $           6,372      $         6,358
Buildings and improvements                                                              41,616               41,700
Information technology systems                                                          60,704               59,782
Manufacturing equipment and other                                                      324,096              318,364
Construction in progress                                                                 6,455                6,754
                                                                             -------------------    ------------------
                                                                                       439,243              432,958
Less accumulated depreciation                                                          208,357              193,776
                                                                             -------------------    ------------------

                                                                             $         230,886      $       239,182
                                                                             ===================    ==================



Note 5 - Other noncurrent assets


                                                                                 June 30,             December 31,
                                                                                   2004                   2003
                                                                            --------------------    ------------------
                                                                                         (In thousands)

Deferred financing costs                                                    $           7,438       $         7,563
Prepaid pension cost                                                                    9,574                 8,981
Notes receivable from officers                                                            119                   145
Other                                                                                       -                     3
                                                                            --------------------    ------------------

                                                                            $          17,131       $        16,692
                                                                            ====================    ==================

Note 6 - Accrued liabilities

                                                                                 June 30,             December 31,
                                                                                   2004                   2003
                                                                           ---------------------    ------------------
                                                                                         (In thousands)

OPEB cost                                                                  $           3,095        $         3,135
Pension cost                                                                           6,609                  8,466
Payroll and vacation                                                                   6,144                  6,891
Incentive compensation                                                                 5,018                    579
Other employee benefits                                                                8,257                  9,731
Deferred income                                                                        1,544                  1,664
Environmental costs                                                                      833                    301
Taxes, other than income                                                               4,595                  4,408
Accrued interest on debt payable to the Capital Trust                                  1,145                      -
Wyman-Gordon installment                                                                   -                  2,800
Other                                                                                  7,295                  7,188
                                                                           ---------------------    ------------------

                                                                           $          44,535        $        45,163
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

Note 7 - Boeing advance

     Under the terms of the amended long-term agreement ("LTA") between TIMET and The Boeing Company ("Boeing"), in years 2002 through 2007, Boeing is required to advance TIMET $28.5 million annually less $3.80 per pound of titanium product purchased by Boeing subcontractors from TIMET during the preceding year. The advance relates to Boeing's take-or-pay obligations under the LTA. Effectively, the Company collects $3.80 less from Boeing than the LTA selling price for each pound of titanium product sold directly to Boeing and reduces the related customer advance recorded by the Company. For titanium products sold to Boeing subcontractors, the Company collects the full LTA selling price, but gives Boeing credit by reducing the next year's annual advance by $3.80 per pound of titanium product sold to Boeing subcontractors. The Boeing customer advance is also reduced as take-or-pay benefits are earned. As of June 30, 2004, approximately $23.1 million of customer advances related to the Company's LTA with Boeing.

Note 8 - Bank debt

     During the first quarter of 2004, the Company amended its U.S. credit facility to, among other things, allow the Company the flexibility to remove the equipment component from the determination of the Company's borrowing availability in order to avoid the costs of an appraisal. The Company took advantage of this flexibility during the first quarter of 2004, effectively reducing the Company's current borrowing availability in the U.S. by $12 million. However, the Company can regain this availability by completing an updated equipment appraisal. As of June 30, 2004, the Company had outstanding borrowings of $1.0 million under one of its European credit facilities and had aggregate unused borrowing availability of approximately $147 million under its U.S. and European credit facilities.

Note 9 - Capital Trust

     In November 1996, the Capital Trust issued $201.3 million BUCS and $6.2 million 6.625% common securities. TIMET owns all of the outstanding common securities of the Capital Trust, and the Capital Trust is a wholly owned finance subsidiary of TIMET. The Capital Trust used the proceeds from such issuance to purchase from the Company $207.5 million principal amount of TIMET's 6.625% convertible junior subordinated debentures due 2026 (the "Subordinated Debentures"). Interest on the Subordinated Debentures is recorded as interest expense. The Subordinated Debentures and accrued interest receivable were the sole assets of the Capital Trust at June 30, 2004.

     In October 2002, the Company exercised its right to defer future interest payments on the Subordinated Debentures, effective beginning with the Company's December 1, 2002 scheduled interest payment. Based on the deferral, accrued interest on the Subordinated Debentures was reflected as a long-term liability in the Consolidated Balance Sheet at December 31, 2003. On March 24, 2004, the Company's Board of Directors approved resumption of scheduled quarterly interest payments on the Subordinated Debentures beginning with the June 1, 2004 payment. The Company's Board also approved payment of all previously deferred interest on the Subordinated Debentures. On April 15, 2004, the Company paid the deferred interest in the amount of $21.7 million, $21.0 million of which related to the BUCS.

     The Company's Board of Directors and stockholders have approved an exchange offer, which commenced on July 30, 2004, pursuant to which the Company has offered to exchange any and all of the outstanding 4,024,820 BUCS issued by the Capital Trust for shares of a newly created 6.75% Series A Convertible Preferred Stock to be issued by the Company (the "Series A Preferred Stock") at the exchange rate of one share of Series A Preferred Stock for each BUCS. When issued, each share of Series A Preferred Stock will be convertible, in whole or in part, at any time, at the option of the holder thereof, into one-third of a share of TIMET common stock (or at a rate of one and two-thirds shares of TIMET common stock per one share of Series A Preferred Stock, following completion of the five-for-one stock split discussed in Note 1), subject to adjustment in certain events. The exchange offer is subject to the satisfaction of several conditions, including the continued effectiveness of a registration statement and prospectus on Form S-4.

     The holders of shares of the Series A Preferred Stock will be entitled to receive cumulative cash dividends at the rate of 6.75% of the liquidation preference per annum per share (equivalent to $3.375 per annum per share), when, as and if declared by the Company's Board of Directors out of funds of TIMET legally available for the payment of dividends. The Series A Preferred Stock will not be mandatorily redeemable, but will be redeemable at the option of the Company under certain circumstances.

Note 10 - Other income (expense)

                                                            Three months ended                 Six months ended
                                                                  June 30,                          June 30,
                                                      ------------------------------    ------------------------------
                                                          2004             2003              2004            2003
                                                      --------------    ------------    --------------    ------------
                                                                              (In thousands)
  Other operating income (expense):
     Litigation settlement                            $         -       $        -      $         -       $       475
     Boeing take-or-pay                                     2,507            2,820            2,507             2,820
     Other, net                                               271               90              346               243
                                                      --------------    ------------    --------------    ------------

                                                      $     2,778       $    2,910      $     2,853       $     3,538
                                                      ==============    ============    ==============    ============

  Other non-operating income (expense):
     Interest income                                  $        35       $       69      $       187       $       181
     Equity in earnings of common
       securities of the Capital Trust                        103              107              217               212
     Foreign exchange gains (losses)                           99             (257)             571              (887)
     Other, net                                               (78)             (80)             (78)              (83)
                                                      --------------    ------------    --------------    ------------

                                                      $       159       $     (161)     $       897       $      (577)
                                                      ==============    ============    ==============    ============



     During the first quarter of 2003, the Company received $0.5 million related to its settlement of certain litigation relating to power outages suffered at its Henderson, Nevada facility in 1997 and 1998 as a result of contractor activity.

Note 11 - Income taxes


                                                                                         Six months ended
                                                                                             June 30,
                                                                             -----------------------------------------
                                                                                   2004                   2003
                                                                             ------------------    -------------------
                                                                                          (In thousands)

Expected income tax expense (benefit), at 35%                                $           803       $          (6,645)
Non-U.S. tax rates                                                                      (166)                    193
Incremental tax on earnings of non-U.S. tax group affiliates                             125                       7
U.S. state income taxes, net                                                            (208)                   (765)
Dividends received deduction                                                             (13)                   (312)
Nontaxable income                                                                          -                    (187)
Adjustment of deferred tax valuation allowance                                           726                   8,085
Other, net                                                                                54                     105
                                                                             ------------------    -------------------

                                                                             $         1,321       $             481
                                                                             ==================    ===================



     At June 30, 2004,  the Company had, for U.S.  federal  income tax purposes,
(i) net operating loss ("NOL") carryforwards of $119 million that expire in 2020 through 2024, (ii) a capital loss carryforward of $89 million that expires in 2008 and (iii) AMT credit carryforwards of $4 million, which can be utilized to offset regular income taxes payable in future years, with an indefinite carryforward period. In addition, at June 30, 2004, the Company had the equivalent of (i) a $26 million NOL carryforward in the United Kingdom and a $2 million NOL carryforward in Germany, both of which have indefinite carryforward periods, and (ii) $0.6 million of NOL carryforwards in Italy that expire in 2008 and 2009.

Note 12 - Employee benefits

     Defined benefit pension plans. The components of the net periodic pension expense are set forth below:

                                                            Three months ended                 Six months ended
                                                                June 30,                           June 30,
                                                    -------------------------------    -------------------------------
                                                        2004              2003             2004              2003
                                                    --------------    -------------    --------------    -------------
                                                                              (In thousands)

Service cost                                        $       792       $       712      $     1,677       $     1,427
Interest cost                                             3,143             2,724            6,294             5,459
Expected return on plan assets                           (3,265)           (2,236)          (6,534)           (4,480)
Amortization of unrecognized
  prior service cost                                        122               144              244               288
Amortization of net losses                                1,091             1,059            2,184             2,121
                                                    --------------    -------------    --------------    -------------
  Net periodic pension expense                      $     1,883       $     2,403      $     3,865       $     4,815
                                                    ==============    =============    ==============    =============


     Through June 30, 2004, the Company has made $4.1 million of cash contributions to its defined benefit pension plans in 2004 (all of which relate to the UK plan), and the Company currently expects to make additional cash contributions of approximately $5.7 million to its defined benefit pension plans during 2004 ($1.8 million to the US plan and $3.9 million to the UK plan). The current aggregate estimate for full-year 2004 cash contributions represents a $1.7 million decrease from estimates as of December 31, 2003, based upon the effects on the US plan of the Company's application of the Pension Funding Equity Act of 2004, which was enacted on April 9, 2004.

     Postretirement benefits other than pensions. The components of net periodic OPEB expense are set forth below:


                                                           Three months ended                  Six months ended
                                                                June 30,                           June 30,
                                                    -------------------------------    -------------------------------
                                                         2004              2003             2004              2003
                                                    --------------    -------------    --------------    -------------
                                                                              (In thousands)

Service cost                                        $       126       $       176      $       253       $       352
Interest cost                                               403               385              806               770
Amortization of unrecognized
  prior service cost                                       (116)              (94)            (232)             (188)
Amortization of net losses                                  227               199              454               398
                                                    --------------    -------------    --------------    -------------
Net periodic OPEB expense                           $       640       $       666      $     1,281       $     1,332
                                                    ==============    =============    ==============    =============

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act of 2003"), enacted in December 2003, introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Detailed regulations necessary to implement the Medicare Act of 2003 were not issued upon enactment, including those that would specify the manner in which actuarial equivalency would be determined, the evidence required to demonstrate actuarial equivalence and the documentation requirements necessary to receive the subsidy. In accordance with FASB Staff Position ("FSP") No. 106-1, the Company elected to defer accounting for the effects of the Medicare Act of 2003 until authoritative guidance on how to account for such effects was issued. Accordingly, the Company's accumulated postretirement benefit obligation and net periodic OPEB cost, as reflected in the accompanying consolidated financial statements, do not reflect any effect of the federal subsidy because the Company is currently unable to conclude whether the benefits provided by its plans are actuarially equivalent. In May 2004, the FASB issued FSP No. 106-2, which is applicable to the Company beginning in the quarter ended September 30, 2004. FSP No. 106-2 provides guidance on (i) accounting for the effects of the Medicare Act of 2003 once the Company is able to determine actuarial equivalency and (ii) various required disclosures. Based upon guidance recently issued (in July 2004) by the Centers for Medicare and Medicaid Services, the Company currently anticipates being able to determine during the quarter ended September 30, 2004 whether the benefits provided by its plans are actuarially equivalent, at which time the Company will account for the effect of the federal subsidy, if any, prospectively from that date, as permitted by and in accordance with FSP No. 106-2.

Note 13 - Commitments and contingencies

     Environmental matters. TIMET and Basic Management, Inc. ("BMI") entered into an agreement in 1999 providing that upon payment by BMI of the cost to design, purchase and install the technology and equipment necessary to allow the Company to stop discharging liquid and solid effluents and co-products into settling ponds located on certain lands owned by the Company adjacent to its Henderson, Nevada plant site (the "TIMET Pond Property"), the Company would convey the TIMET Pond Property to BMI, at no additional cost. Under this agreement, BMI will pay 100% of the first $15.9 million of the cost for this project, and TIMET will pay 50% of the cost in excess of $15.9 million, up to a maximum payment by TIMET of $2 million. The Company presently expects that the total cost of this project will not exceed $15.9 million. The Company and BMI are continuing discussions about modifications to the original project scope and also to the 1999 agreement, and are also continuing investigation with respect to certain environmental issues associated with the TIMET Pond Property, including possible groundwater issues.

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

     The Company is also continuing assessment work with respect to its own active plant site in Henderson, Nevada. In 2000 through 2002, the Company commissioned studies of certain remediation issues at the Company's plant site and other Company-owned sites within the BMI Complex. The Company currently has $3.8 million accrued based on the undiscounted cost estimates of the probable costs for remediation of these sites. The Company expects these accrued expenses to be paid over a period of up to thirty years.

     As of June 30, 2004, the Company had accrued an aggregate of approximately $4.1 million for environmental matters, including those discussed above. The upper end of the range of reasonably possible costs to remediate these matters is approximately $8.9 million. The Company records liabilities related to environmental remediation obligations when estimated future costs are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future costs are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in costs in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

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

     Other. TIMET is the primary obligor on workers' compensation bonds (having a maximum aggregate exposure of $3.0 million) issued on behalf of a divested subsidiary that is currently under Chapter 11 bankruptcy protection. The issuers of the bonds have been required to make payments on the bonds for claims and have requested reimbursement from TIMET. Since the third quarter of 2002, TIMET has reimbursed the issuers approximately $1.0 million for claims under these bonds, and $1.0 million remains accrued for future payments as of June 30, 2004. TIMET may revise its estimated liability under these bonds in the future as additional facts become known or claims develop.

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

     See the 2003 Annual Report and the March 31, 2004 Quarterly Report for additional information concerning certain legal and environmental matters, commitments and contingencies.

Note 14 - Earnings per share

     Basic earnings (loss) per share is based on the weighted average number of unrestricted common shares outstanding during each period. Diluted earnings
(loss) per share reflects the dilutive effect of common stock options, restricted stock and the assumed conversion of the BUCS. The assumed conversion of the BUCS was omitted from the diluted earnings (loss) per share calculation for the three and six months ended June 30, 2004 and 2003 because the effect was antidilutive. Had the assumed conversion of the BUCS not been antidilutive, diluted earnings (loss) would have decreased by $3.4 million and $3.5 million, respectively, for the three months ended June 30, 2004 and 2003 and by $7.0 million and $6.9 million, respectively, for the six months ended June 30, 2004 and 2003. Diluted average shares outstanding would have increased by approximately 540,000 shares for each of these periods from the assumed conversion of the BUCS. Stock options to purchase approximately 63,000 shares of common stock during the three months ended June 30, 2004 and 91,000 shares of common stock during the six months ended June 30, 2004 were excluded from the calculation because the options' exercise price was greater than the average market price of the common shares and were therefore antidilutive during the respective period. Stock options and restricted shares excluded from the calculation because they were antidilutive were approximately 130,000 for the three and six months ended June 30, 2003.

Note 15 - Business segment information

     The Company's production facilities are located in the United States, United Kingdom, France and Italy, and its products are sold throughout the world. The Company's Chief Executive Officer is the Company's chief operating decision maker ("CODM") as that term is defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The CODM receives financial information about TIMET from which he makes decisions concerning resource utilization and performance analysis only on a global, consolidated basis. Based upon this level of decision making, the Company currently has one segment, its worldwide "Titanium melted and mill products" segment. Sales, gross margin, operating income (loss), inventory and receivables are the key management measures used to evaluate segment performance. The following table provides segment information supplemental to the Company's Consolidated Financial Statements:


                                                         Three months ended                  Six months ended
                                                              June 30,                           June 30,
                                                  ---------------------------------    ------------------------------
                                                        2004              2003              2004             2003
                                                  ---------------    --------------    -------------    -------------
                                                        ($ in thousands, except selling product shipment data)

Titanium melted and mill products:
   Melted product net sales                       $       18,089     $     16,252      $     35,402     $     29,070
   Mill product net sales                                 89,755           69,760           180,730          143,391
   Other product sales                                    16,281           15,801            28,481           28,645
                                                  ---------------    --------------    -------------    -------------

                                                  $      124,125     $    101,813      $    244,613     $    201,106
                                                  ===============    ==============    =============    =============

Melted product shipments:
   Volume (metric tons)                                    1,335            1,295             2,755            2,280
   Average selling price ($ per kilogram)         $        13.55     $      12.55      $      12.85     $      12.75

Mill product shipments:
   Volume (metric tons)                                    2,900            2,180             5,830            4,495
   Average selling price ($ per kilogram)         $        30.95     $      32.00      $      31.00     $      31.90


Note 16 - Accounting principles not yet adopted

     In June 2004, the FASB's Emerging Issues Task Force ("EITF") published EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1, which is applicable to the Company beginning with the quarter ending September 30, 2004, provides guidance for determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement date of an impairment loss. Based upon the current market prices of CompX and NL, EITF 03-1 is not currently applicable to the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Summarized financial information. The following table summarizes certain information regarding the Company's results of operations for the three and six months ended June 30, 2004 and 2003. Average selling prices, as reported by the Company, are a reflection of not just actual selling prices received by the Company, but also include other related factors such as currency exchange rates and customer and product mix during a given period. Consequently, changes in average selling prices from period to period will be impacted by changes occurring not just in actual prices, but by these other factors as well. The percentage change information presented below represents changes from the respective prior year. See "Results of Operations - Outlook" for further discussion of the Company's business expectations for the remainder of 2004.



                                                        Three months ended                   Six months ended
                                                             June 30,                            June 30,
                                                 ---------------------------------    -------------------------------
                                                      2004               2003              2004             2003
                                                 --------------    ---------------    -------------    --------------
                                                                          ($ in thousands)

  Net sales                                      $  124,125        $     101,813      $     244,613    $    201,106
  Gross margin                                   $   15,486        $       4,358      $      27,842    $      5,376
  Operating income (loss)                        $    6,964        $      (2,087)     $       9,795    $    (10,151)

  Gross margin percent of net sales                     12%                   4%                11%              3%

  Percentage change in:
     Sales volume:
       Melted product sales volume                       +3                 +109                +21             +80
       Mill product sales volume                        +33                   +2                +30              -7

     Average selling prices - includes
       changes in product mix:
         Melted products                                 +8                  -16                 +1             -16
         Mill products                                   -3                   -3                 -3              +2

     Selling prices - excludes changes
       in product mix:
         Melted products                                 +6                  -13                 +2             -13
         Mill products in U.S. dollars                   +3                   -2                 +3              -2
         Mill products in
           billing currencies (1)                        -2                   -8                 -2              -7

  -------------------------------------------------------------------------------------------------------------------
  (1) Excludes the effect of changes in foreign currencies.


     Second quarter of 2004 compared to second quarter of 2003. The Company's melted product sales increased 11% from $16.3 million during the second quarter of 2003 to $18.1 million during the second quarter of 2004, primarily due to an 8% increase in melted product average selling prices and a 3% increase in melted product sales volume. Melted products consist of ingot and slab and are generally sold only in U.S. dollars. Melted product sales volume increased principally as a result of increased market demands and share gains. Excluding the effects of changes in product mix, melted product selling prices during the second quarter of 2004 increased 6% compared to the second quarter of 2003.

     The Company's mill product sales increased 29% from $69.8 million during the second quarter of 2003 to $89.8 million during the second quarter of 2004. This increase was principally due to a 33% increase in mill product sales volume primarily due to increased sales to the aerospace (commercial and military sectors) and industrial markets, partially offset by a 3% decrease in mill product average selling prices. As compared to the second quarter of 2003, mill product average selling prices in the second quarter of 2004 were positively affected by the weakening of the U.S. dollar compared to the British pound sterling and the euro and negatively affected by changes in product mix.

     Gross margin (net sales less cost of sales) was 12% of net sales during the second quarter of 2004, compared to 4% during the year-ago period. The improvement in gross margin was primarily a result of improved plant operating rates (from 59% in the second quarter of 2003 to 72% in the second quarter of 2004) and the Company's continued cost management efforts. Offsetting these positive effects were charges to cost of sales for (i) a net increase in the Company's LIFO inventory reserve and (ii) an accrual for potential profit sharing payments. Due to higher raw material costs (including scrap and alloys), higher energy costs and increasing book inventories, the Company currently expects its LIFO inventory reserve to increase at the end of 2004 as compared to the end of 2003. As a result, the Company increased cost of sales by $1.5 million in the second quarter of 2004. This compared to a decrease in the Company's LIFO inventory reserve during the second quarter of 2003, which decreased cost of sales by $0.7 million in the second quarter of 2003. Additionally, the Company accrued $2.8 million to cost of sales during the second quarter of 2004 for potential employee profit sharing payments expected to be paid under the Company's various incentive compensation arrangements, as compared to an accrual of $0.1 million during the second quarter of 2003.

     Selling, general, administrative and development expenses increased 16% from $9.6 million during the second quarter of 2003 to $11.2 million during the second quarter of 2004, principally as a result of an $0.8 million accrual during the second quarter of 2004 for potential payments expected to be paid under the Company's various incentive compensation arrangements and additional auditing and consulting costs relative to the Company's compliance with the Sarbanes-Oxley Act's internal control requirements.

     Equity in (losses) earnings of joint ventures decreased from earnings of $0.2 million during the second quarter of 2003 to a loss of $0.1 million during the second quarter of 2004, principally due to a decrease in the operating results of VALTIMET, the Company's minority-owned welded tube joint venture.

     Net other income (expense) is primarily related to Boeing take-or-pay income, which decreased from $2.8 million during the second quarter of 2003 to $2.5 million during the second quarter of 2004 due to an increase in the amount of product shipped to Boeing during the current period.

     First six months of 2004 compared to first six months of 2003. The Company's melted product sales increased 22% from $29.1 million during the first six months of 2003 to $35.4 million during the first six months of 2004, primarily due to a 21% increase in melted product sales volume and a 1% increase in melted product average selling prices. Melted product sales volume increased principally as a result of increased market demand and share gains. Excluding the effects of changes in product mix, melted product selling prices during the first six months of 2004 increased 2% compared to the first six months of 2003.

     The Company's mill product sales increased 26% from $143.4 million during the first six months of 2003 to $180.7 million during the first six months of 2004. This increase was principally due to a 30% increase in mill product sales volume primarily due to increased sales to the aerospace (commercial and military sectors) and industrial markets, partially offset by a 3% decrease in mill product average selling prices. As compared to the first six months of 2003, mill product average selling prices in the first six months of 2004 were positively affected by the weakening of the U.S. dollar compared to the British pound sterling and the euro and negatively affected by changes in product mix.

     Gross margin was 11% of net sales during the first six months of 2004, compared to 3% during the year-ago period. The improvement in gross margin was primarily a result of improved plant operating rates (from 55% during the first six months of 2003 to 72% during the first six months of 2004) and the Company's continued cost management efforts. Gross margin during the first six months of 2004 was also positively affected by a $1.6 million reduction in cost of sales related to the Company's elimination of its vacation accrual for U.S. salaried employees. On January 1, 2004, the Company modified its vacation policy for its U.S. salaried employees, whereby such employees no longer accrue their entire year's vacation entitlement on January 1, but rather will accrue the current year's vacation entitlement over the course of the year. Additionally, gross margin was positively affected by the elimination of $1.0 million of previously recorded rebate accruals that are no longer required. Offsetting these positive effects were charges to cost of sales for (i) a net increase in the Company's LIFO inventory reserve and (ii) an accrual for potential profit sharing payments. Due to higher raw material costs (including scrap and alloys), higher energy costs and increasing book inventories, the Company currently expects its LIFO inventory reserve to increase at the end of 2004 as compared to the end of 2003. As a result, the Company increased cost of sales by $1.9 million in the first six months of 2004. This compared to a decrease in the Company's LIFO inventory reserve during the first six months of 2003, which decreased cost of sales by $0.6 million in the first six months of 2003. Additionally, the Company accrued $3.6 million to cost of sales during the first half of 2004 for potential employee profit sharing payments expected to be paid under the Company's various incentive compensation arrangements, as compared to an accrual of $0.1 million during the first six months of 2003.

     Selling, general, administrative and development expenses increased 6% from $19.5 million during the first six months of 2003 to $20.7 million during the first six months of 2004, principally as a result of a $1.0 million accrual during the first half of 2004 for potential payments expected to be paid under the Company's various incentive compensation arrangements employee profit sharing and additional auditing and consulting costs incurred relative to the Company's compliance with the Sarbanes-Oxley Act's internal control requirements.

     Equity in (losses) earnings of joint ventures decreased from earnings of $0.4 million during the first six months of 2003 to a loss of $0.2 million during the first six months of 2004, principally due to a decrease in the operating results of VALTIMET.

     Net other income (expense) is primarily related to Boeing take-or-pay income, which decreased from $2.8 million during the first six months of 2003 to $2.5 million during the first six months of 2004 due to an increase in the amount of product shipped to Boeing during the current period. In addition, net other income (expense) decreased related to the one-time settlement of certain litigation during the first six months of 2003.

     Non-operating income (expense).


                                                        Three months ended                   Six months ended
                                                             June 30,                            June 30,
                                                 ---------------------------------    -------------------------------
                                                      2004               2003              2004             2003
                                                 --------------    ---------------    -------------    --------------
                                                                           (In thousands)

 Interest expense on debt payable
    to the Capital Trust                         $     (3,495)     $      (3,571)     $     (7,246)    $     (7,083)
 Other interest expense                                  (593)              (488)           (1,152)          (1,176)
                                                 --------------    ---------------    -------------    --------------

                                                 $     (4,088)     $      (4,059)     $     (8,398)    $     (8,259)
                                                 ==============    ===============    =============    ==============

 Interest income                                 $         35      $          69      $        187     $        181
 Equity in earnings of common
    securities of the Capital Trust                       103                107               217              212
 Foreign exchange gains (losses)                           99               (257)              571             (887)
 Other, net                                               (78)               (80)              (78)             (83)
                                                 --------------    ---------------    -------------    --------------

                                                 $        159      $        (161)     $        897     $       (577)
                                                 ==============    ===============    =============    ==============



     Quarterly interest expense on the Company's Subordinated Debentures payable to the Capital Trust approximates $3.4 million, exclusive of any accrued interest on deferred interest payments. In October 2002, the Company exercised its right to defer future interest payments on this debt effective with the Company's December 1, 2002 scheduled interest payment. Interest continues to accrue at the 6.625% coupon rate on the principal and unpaid interest. On March 24, 2004, the Company's Board of Directors approved resumption of scheduled quarterly interest payments on the Subordinated Debentures beginning with the payment on June 1, 2004. The Company's Board also approved payment of all previously deferred interest on the Subordinated Debentures. On April 15, 2004, the Company paid the deferred interest in the amount of $21.7 million, $21.0 million of which related to the BUCS.

     Income taxes. The Company operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income or loss can impact the Company's overall effective tax rate. For the three and six months ended June 30, 2004 and 2003, the Company's income tax rate varied from the U.S. statutory rate primarily due to an increase in the deferred tax valuation allowance related to the Company's tax attributes that did not meet the "more-likely-than-not" recognition criteria during those periods. See
Note 11 to the Consolidated Financial Statements. The Company's current income tax expense during the three and six months ended June 30, 2004 and 2003 relates primarily to its operations in France.

     At June 30, 2004, the Company had an aggregate $90 million deferred tax asset valuation allowance related to certain tax attributes (including net operating loss carryforwards primarily in the U.S. and United Kingdom) which the Company currently does not believe meet the "more-likely-than-not" recognition criteria. However, the Company periodically evaluates the "more-likely-than-not" recognition criteria with respect to such tax attributes, and it is possible in the future that the Company may conclude that some of such tax attributes do meet the recognition criteria, at which time the Company would reverse a portion of the deferred tax asset valuation allowance related to such attributes.

     European operations. The Company has substantial operations located in Europe, principally the United Kingdom, France and Italy. Approximately 43% of the Company's sales originated in Europe for the six months ended June 30, 2004, of which approximately 61% were denominated in the British pound sterling or the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for the Company's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of the Company's European subsidiaries are those of their respective countries, and the European subsidiaries are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of the Company's European operations may be in U.S. dollars or in functional currencies. The Company's export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations.

     The Company does not use currency contracts to hedge its currency exposures. Net currency transaction gains/losses included in the Company's results of operations were a gain of $0.1 million during the three months ended June 30, 2004 and a loss of $0.3 million during the three months ended June 30, 2003. Net currency transaction gains/losses were a gain of $0.6 million during the six months ended June 30, 2004 and a loss of $0.9 million during the six months ended June 30, 2003. At June 30, 2004, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $42.5 million and $45.4 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable and accounts payable.

     VALTIMET has entered into certain derivative financial instruments that qualify as cash flow hedges under GAAP. The Company's pro-rata share of VALTIMET's unrealized net gains on such derivative financial instruments is included as a component of other comprehensive income.

     Outlook.  The  "Outlook"  section  contains  a  number  of  forward-looking statements,  all  of  which  are  based,  unless  otherwise  noted,  on  current expectations and exclude the effect of potential future charges related to restructurings, asset impairments, valuation allowances, changes in accounting principles and similar items. Additionally, unless otherwise noted, the "Outlook" section excludes any potential effects from the BUCS exchange offer discussed further in the "Liquidity and Capital Resources - Other" section of this MD&A. Undue reliance should not be placed on these statements, as more fully discussed in the "Forward-Looking Information" statement of this Quarterly Report. Actual results may differ materially. See also Notes to the Consolidated Financial Statements regarding commitments, contingencies, legal matters, environmental matters and other matters, including new accounting principles, which could materially affect the Company's future business, results of operations, financial position and liquidity.

     The Company currently expects its full year 2004 sales revenue to range from $490 million to $510 million, which is a $30 million increase from our previous guidance, primarily related to significant increases in sales volume and somewhat higher average selling prices. Melted product sales volume for the full year 2004 is expected to approximate 5,300 metric tons, a 12% increase over 2003 levels, and mill product sales volume for the full year 2004 is expected to approximate 11,900 metric tons, a 34% increase over 2003 levels. These increases reflect expected volume improvements in all key markets - commercial and military aerospace, industrial and emerging.

     The Company currently expects production volume to remain relatively stable throughout the remainder of 2004, resulting in overall full year 2004 capacity utilization of approximately 70% to 75%. Capacity utilization was 72% during the first half of 2004. The Company's backlog of unfilled orders was approximately $265 million at June 30, 2004, up from $220 million at March 31, 2004 and $140 million at June 30, 2003. Substantially all the June 30, 2004 backlog is scheduled to ship within the next 12 months. The Company's order backlog may not be a reliable indicator of future business activity.

     The Airline Monitor, a leading aerospace publication, recently issued its July 2004 forecast for commercial aircraft deliveries, which indicated a significant increase in large commercial aircraft deliveries in 2005 through 2008 as compared to its January 2004 forecast. Although the U.S. commercial airline industry continues to struggle financially, this improved forecast is consistent with the recent signs of an improving global operating environment in the commercial airline industry, and the Company expects strong sales volumes to continue in the commercial aerospace sector for the remainder of 2004. Additionally, the Company expects sales volume growth in emerging markets, primarily in the military armor sectors, during the second half of 2004.

     The Company expects full year 2004 gross margin to range from 9% to 11% of net sales. The Company's cost of sales is affected by a number of factors, including customer and product mix, material yields, plant operating rates, raw material costs, labor costs and energy costs. Raw material costs represent the largest portion of the Company's manufacturing cost structure. The Company expects to manufacture about one-third of its titanium sponge requirements during 2004. The unit cost in 2004 of titanium sponge manufactured at TIMET's Henderson, Nevada facility is expected to decrease relative to 2003, due primarily to higher sponge plant operating rates as the plant reached full capacity in the second quarter of 2004. The Company expects the aggregate cost of purchased sponge and alloys to increase through the remainder of 2004 and into 2005. Additionally, the industry is currently experiencing higher prices for scrap, and the Company expects those costs to continue to increase throughout 2004 and into 2005. When the demand for titanium melted and mill products begins to increase, the Company's requirements precede the increase in scrap generation by downstream customers and the supply chain, placing upward pressure on the market price of scrap. In February 2004, the Company announced an increase in prices on all non-contract titanium melted and mill products in an effort to offset the effects of increased raw material and energy costs. In the event the Company is unable to realize certain of these price increases, the Company may not be able to meet all demand because of its inability to obtain certain raw materials at acceptable prices.

     Selling, general, administrative and development expenses for 2004 should approximate $43 million, an increase of $7 million from 2003. This increase relates primarily to (i) potential employee profit sharing payouts based upon the Company's various incentive compensation arrangements, (ii) increases in costs related to the Company's intercompany services agreement with Contran and
(iii) additional auditing and consulting costs expected to be incurred relative to the Company's compliance with the Sarbanes-Oxley Act's internal control requirements.

     The Company currently anticipates that it will receive orders from Boeing for about 1.5 million pounds of product during 2004. At this projected order level, the Company expects to recognize about $23 million of income in 2004 under the Boeing LTA's take-or-pay provisions.

     The current outlook is for 2004 operating income to range between $28 million and $38 million, which is a $12 million increase from previous guidance. Excluding the Boeing take-or-pay income, operating income in 2004 is expected to range from $5 million to $15 million.

     Interest expense should approximate $17 million in 2004, including interest on the Company's Subordinated Debentures held by the Capital Trust.

     The Company currently expects 2004 full year net income to range between $8 million and $18 million, which is an $8 million increase from previous guidance. Excluding the Boeing take-or-pay income, the Company would expect a net loss in 2004 to range from $5 million to $15 million. These net income (loss) estimates, however, exclude any effects from (i) a non-operating gain the Company may recognize in the second half of 2004 related to the sale of certain real property at the Company's Henderson, Nevada facility and (ii) any increase in net income from the potential for reversal of a portion of the Company's deferred tax asset valuation allowance at some point in the second half of 2004 (see Results of Operations - Income taxes).

     The Company expects its cash flows from operating activities to be slightly positive during 2004, reflecting in part the 2004 resumption of quarterly interest payments on the Subordinated Debentures and payment of the $19 million of deferred interest payments on the Subordinated Debentures that were accrued as of December 31, 2003. Capital expenditures during 2004 are expected to approximate $29 million, an increase of $11 million over previous guidance primarily related to $9 million for the construction of a wastewater neutralization plant at the Henderson facility (which is scheduled to be completed in the first half of 2005). Depreciation and amortization should approximate $33 million in 2004. The Company currently expects its full-year cash contributions to its defined benefit pension plans to approximate $10 million and expects its pension expense to approximate $8 million in 2004.

     The Company's results of operations and cash flows from operating and financing activities will be affected by the consummation of the BUCS exchange offer (see Note 9 to the Consolidated Financial Statements), should the offer close. If 100% of the BUCS were exchanged, the Company's interest expense would be reduced by $3.4 million per quarter. However, net income available for common stockholders would reflect the impact of preferred stock dividends of $3.4 million per quarter. Additionally, the Company would recognize either a non-operating gain or loss on the exchange, which would result from the difference, if any, between the carrying value of the Subordinated Debentures eliminated from the Consolidated Balance Sheet and the shares of Series A Preferred Stock issued in the exchange (which will be recorded at fair value on the date the exchange is completed), reduced by the carrying value of any unamortized deferred financing costs related to the BUCS that will be written off upon exchange. If 100% of the BUCS had been exchanged as of June 30, 2004, such gain would have been $32.8 million, reflecting the $201.2 million book value of related Subordinated Debentures, less the $161.9 million estimated fair value of Series A Preferred Stock (at $40.50 per share, based on the last reported trade of the BUCS through June 30, 2004 according to NASDAQ's website, less $1.1 million attributable to accrued and unpaid dividends) and the $6.6 million carrying value of unamortized deferred financing costs.

     Non-GAAP financial measures. In an effort to provide investors with information in addition to the Company's results as determined by GAAP, the Company has provided the following non-GAAP financial disclosures that it believes may provide useful information to investors:

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash flows for the six months ended June 30, 2004 and 2003 are presented below. The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.


                                                                                 Six months ended June 30,
                                                                        --------------------------------------------
                                                                               2004                    2003
                                                                        --------------------    --------------------
                                                                                      (In thousands)
Cash (used) provided by:
   Operating activities                                                 $          (2,383)      $         40,225
   Investing activities                                                           (23,247)                (3,542)
   Financing activities                                                              (137)               (16,673)
                                                                        --------------------    --------------------

   Net cash (used) provided by operating,
     investing and financing activities                                 $         (25,767)      $         20,010
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

     The Company's bottom line increased from a net loss of $19.9 million for the six months ended June 30, 2003, to net income of $0.2 million for the six months ended June 30, 2004.

     Accounts receivable increased during the first six months of 2004 and 2003 primarily as a result of increased sales during those respective periods. Inventories increased during the first six months of 2004 as a result of increased run rates and related inventory build in order to meet the anticipated sales volume increases during the next several months, as well as the effects of increased raw material costs. Inventories decreased during the first six months of 2003 as a result of higher melted product sales volumes during the first half of 2003 and the Company's focus on inventory reduction.

     Changes in accounts payable and accrued liabilities reflect, among other things, the timing of payments to suppliers of titanium sponge, titanium scrap and other raw material purchases. Additionally, accrued liabilities decreased slightly during the first six months of 2004 due to (i) the $2.8 million final installment related to termination of the prior Wyman-Gordon agreement and (ii) a $2.1 million reclassification of the Company's defined benefit pension liability from current to noncurrent, as the current cash contribution requirements were reduced significantly based on the Pension Funding Equity Act of 2004, which were principally offset by the $4.6 million accrual for potential profit sharing payments.

     The increase in customer advances during the first six months of 2004 and 2003 primarily reflects the Company's receipt of the $27.9 million and $27.7 million advances from Boeing in January 2004 and 2003, respectively, partially offset by the recognition of Boeing-related take-or-pay income and the application of customer purchases. Under the terms of the amended Boeing LTA, in years 2002 through 2007, Boeing advances TIMET $28.5 million annually, less $3.80 per pound of titanium product purchased from TIMET by Boeing subcontractors during the preceding year.

     In October 2002, the Company exercised its right to defer future interest payments on its Subordinated Debentures held by the Capital Trust, effective beginning with the Company's December 1, 2002 scheduled interest payment, although interest continued to accrue at the coupon rate on the principal and unpaid interest. On April 15, 2004, the Company paid all previously deferred and accrued interest in the amount of $21.7 million ($21.0 million of which related to the BUCS) and on June 1, 2004, the Company resumed its quarterly interest payments on the Subordinated Debentures. Changes in accrued interest on debt payable to the Capital Trust reflect this activity. See further discussion in
Note 9 to the Consolidated Financial Statements.

     Investing activities. The Company's capital expenditures were $6.7 million for the six months ended June 30, 2004, compared to $3.6 million for the same period in 2003, principally for replacement of machinery and equipment and capacity maintenance. During the first half of 2004, the Company purchased 1,365,510 shares of CompX Class A common stock for $14.0 million and 221,100 shares of NL common stock for $2.5 million. See further discussion in Note 3 to the Consolidated Financial Statements. Subsequent to June 30, 2004 and through August 4, 2004, the Company purchased an additional 843,110 shares of CompX Class A common stock for an aggregate of $12.6 million.

     Financing activities. The Company had $1.0 million of net borrowings during the six months ended June 30, 2004, primarily to support short-term working capital needs in Italy. Cash used during the six months ended June 30, 2003 was due primarily to the Company's $14.1 million of net repayments on its outstanding borrowings upon the Company's receipt of the $27.7 million Boeing advance in January 2003. In addition, the Company's 70%-owned subsidiary, TIMET Savoie, S.A. made dividend payments of $0.7 million and $1.9 million during the second quarter of 2004 and 2003, respectively, to its 30% minority partner.

     Borrowing arrangements. Under the terms of the Company's U.S. asset-based revolving credit agreement, which matures in February 2006, borrowings are limited to the lesser of $105 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). During the first quarter of 2004, the Company amended its U.S. credit facility to, among other things, allow the Company the flexibility to remove the equipment component from the determination of the Company's borrowing availability in order to avoid the costs of an appraisal. The Company took advantage of this flexibility during the first quarter of 2004, effectively reducing the Company's current borrowing availability in the U.S. by $12 million. However, the Company can regain this availability by completing an updated equipment appraisal. Interest generally accrues at rates that vary from LIBOR plus 2% to LIBOR plus 2.5%. Borrowings are collateralized by substantially all of the Company's U.S. assets. The credit agreement prohibits the payment of distributions in respect of the Capital Trust's BUCS if "excess availability," as defined, is less than $25 million, limits additional indebtedness, prohibits the payment of dividends on the Company's common stock if excess availability is less than $40 million, requires compliance with certain financial covenants and contains other covenants customary in lending transactions of this type. The Company was in compliance in all material respects with all covenants for the three and six months ended June 30, 2004 and for all periods during the year ended December 31, 2003. At June 30, 2004, the Company had no outstanding borrowings and excess availability (defined as borrowing availability less outstanding borrowings and certain contractual commitments such as letters of credit) was approximately $90 million, under the U.S. credit agreement.

     The Company's subsidiary, TIMET UK, has a credit agreement that provides for borrowings limited to the lesser of (pound)22.5 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and property, plant and equipment ("borrowing availability"). The credit agreement includes a revolving and term loan facility and an overdraft facility (the "U.K. Facilities") and matures in December 2005. Borrowings under the U.K. Facilities can be in various currencies, including U.S. dollars, British pounds sterling and euros. Borrowings accrue interest at rates that vary from LIBOR plus 1% to LIBOR plus 1.25% and are collateralized by substantially all of TIMET UK's assets. The U.K. Facilities require the maintenance of certain financial ratios and amounts and other covenants customary in lending transactions of this type. TIMET UK was in compliance in all material respects with all covenants for the three and six months ended June 30, 2004 and for all periods during the year ended December 31, 2003. At June 30, 2004, the Company had no outstanding borrowings, and unused borrowing availability was approximately $41 million, under the U.K. Facilities.

     The Company also has overdraft and other credit facilities at certain of its other European subsidiaries. These facilities accrue interest at various rates and are payable on demand. At June 30, 2004, the Company had outstanding borrowings of $1.0 million, and unused borrowing availability was approximately $16 million, under these facilities.

     Legal and environmental matters. See Note 13 to the Consolidated Financial Statements for discussion of legal and environmental matters, commitments and contingencies.

     Other. The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, debt service requirements, the cost of debt and equity capital and estimated future operating cash flows. As a result of this process, the Company has in the past, or in light of its current outlook, may in the future, seek to raise additional capital, modify its common and preferred dividend policies, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of common stock, purchase or redeem BUCS or Series A Preferred Stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources. In the normal course of business, the Company investigates, evaluates, discusses and engages in acquisition, joint venture, strategic relationship and other business combination opportunities in the titanium, specialty metal and other industries. In the event of any future acquisition or joint venture opportunities, the Company may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

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

     In March 2004 the Company's Board of Directors approved a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's capital stock, one of the purposes of which is to permit a split of the Company's common stock at a ratio of five shares of post-split common stock for each outstanding one share of pre-split common stock, to be effected in the form of a stock dividend following the NYSE approval of the Company's SLA. The Company's Board of Directors approved the stock split at the same time. On August 5, 2004, the Company's stockholders approved the proposed amendment to the Company's Certificate of Incorporation. When the stock split is completed upon approval of the Company's SLA, the Company will retroactively adjust all earnings per share data for the effect of the stock split in all future filings.

     The Company's Board of Directors and stockholders have approved an exchange offer which commenced on July 30, 2004, pursuant to which the Company has offered to exchange any and all of the outstanding 4,024,820 BUCS issued by the Capital Trust for shares of newly created Series A Preferred Stock at the exchange rate of one share of Series A Preferred Stock for each BUCS. When issued, each share of Series A Preferred Stock will be convertible, in whole or in part, at any time, at the option of the holder thereof, into one-third of a share of TIMET common stock (or at a rate of one and two-thirds shares of TIMET common stock per one share of Series A Preferred Stock, following completion of the five-for-one stock split discussed above), subject to adjustment in certain events.

     The holders of shares of the Series A Preferred Stock will be entitled to receive cumulative cash dividends at the rate of 6.75% of the liquidation preference per annum per share (equivalent to $3.375 per annum per share), when, as and if declared by the Company's Board of Directors out of funds of TIMET legally available for the payment of dividends. The Series A Preferred Stock will not be mandatorily redeemable, but will be redeemable at the option of the Company under certain circumstances. See further discussion of the exchange offer in Note 9 to the Consolidated Financial Statements.

     This Quarterly Report is not a solicitation or recommendation to security holders in connection with the exchange offer. Security holders are urged to read carefully the Company's Prospectus, filed with the SEC and declared effective as of July 30, 2004, and its Schedule TO, filed with the SEC on July 30, 2004, copies of which have been mailed to all BUCS holders, because these documents contain important information concerning the exchange offer. Additional copies of the Prospectus and Schedule TO are available to security holders without charge by telephone (303-296-5600), in writing (Investor Relations Department, Titanium Metals Corporation, 1999 Broadway, Suite 4300, Denver, Colorado 80202) or on TIMET's website at www.timet.com. In addition, security holders can obtain copies of the Prospectus and Schedule TO filed by TIMET with the SEC without charge on the SEC's website at www.sec.gov.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a complete discussion of the Company's market risks, refer to the Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the 2003 Annual Report. During the six months ended June 30, 2004, the Company purchased certain publicly-traded marketable equity securities that are exposed to market risk due to changes in prices of the securities as reported on the New York Stock Exchange. The fair value of these marketable equity securities at June 30, 2004 was $23.1 million, as compared to a cost basis of $16.5 million. The potential change in the fair value of these securities, assuming a 10% change in prices, would be $2.3 million at June 30, 2004. See also Note 3 to the Consolidated Financial Statements.

Item 4. CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures of the Company that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Both J. Landis Martin, the Company's Chief Executive Officer, and Bruce P. Inglis, the Company's Vice President - Finance and Corporate Controller, have evaluated the Company's disclosure controls and procedures as of June 30, 2004. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

     There has been no change to the Company's system of internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.

PART II. - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     Reference is made to Note 13 of the Consolidated Financial Statements, which information is incorporated herein by reference, and to the Company's 2003 Annual Report for descriptions of certain previously reported legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on August 5, 2004, for the following purposes:

     1. To elect seven directors to serve until the 2005 Annual Meeting of Stockholders and until their successors are duly elected and qualified. All nominees for director were elected with the following vote:

             Director                Votes For            Votes Withheld
         ----------------------   ----------------     --------------------
         Norman N. Green             2,800,228                167,674
         Gary C. Hutchison           2,798,346                169,556
         J. Landis Martin            2,798,596                169,306
         Albert W. Niemi, Jr.        2,800,762                167,140
         Glenn R. Simmons            2,800,058                167,844
         Steven L. Watson            2,800,906                166,996
         Paul J. Zucconi             2,799,868                168,034

     2. To consider and vote on an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's capital stock from 10,000,000 shares (9,900,000 shares of common stock, $.01 par value, and 100,000 shares of preferred stock, $.01 par value) to 100,000,000 shares (90,000,000 shares of common stock, $.01 par value, and 10,000,000 shares of preferred stock, $.01 par value). The amendment was approved with the following vote:

                  Votes For                    Votes Against
         -----------------------------    -------------------------
                  1,958,855                       375,089

     3. To consider and vote on an exchange offer pursuant to which the Company would issue shares of newly created Series A Preferred Stock in exchange for the 6.625% Convertible Preferred Securities, Beneficial Unsecured Convertible Securities of TIMET Capital Trust I. The exchange offer was approved with the following vote:

                  Votes For                    Votes Against
         -----------------------------    -------------------------
                  1,846,199                       478,319

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          3.1 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Titanium Metals Corporations, effective August 5, 2004

          10.1**  First  Amendment  to  Purchase  and  Sale  Agreement   between
               Rolls-Royce plc and Titanium Metals Corporation

          10.2**  Second  Amendment  to  Purchase  and  Sale  Agreement  between
               Rolls-Royce plc and Titanium Metals Corporation

          10.3** Termination  Agreement by and between  Wyman-Gordon Company and
               Titanium Metals Corporation, effective as of September 28, 2003

          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          ** Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

          Note:The Company has retained a signed original of any exhibit listed above that contains signatures, and the Company will provide any such exhibit to the SEC or its staff upon request. Such request should be directed to the attention of the Company's Corporate Secretary at the Company's corporate offices located at 1999 Broadway, Suite 4300, Denver, Colorado 80202.

     (b) Reports on Form 8-K filed by the registrant for the quarter ended June 30, 2004 and through August 5, 2004:

                   Date of Report                Items Reported
              ------------------------      ------------------------

                    May 3, 2004                     7 and 12
                    June 28, 2004                      9
                    July 2, 2004                       9
                    August 5, 2004                  9 and 12

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TITANIUM METALS CORPORATION
                                       -------------------------------------



Date: August 5, 2004               By  /s/ J. Landis Martin
                                       -------------------------------------
                                       J. Landis Martin
                                       Chairman of the Board, President and
                                         Chief Executive Officer


Date: August 5, 2004               By  /s/ Bruce P. Inglis
                                       -------------------------------------
                                       Bruce P. Inglis
                                       Vice President - Finance and Corporate
                                         Controller