Form 10-Q
period 2004-09-30
TITANIUM METALS CORP
filed 2004-11-05
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                For the quarterly period ended September 30, 2004
                                               ------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


                         Commission file number 0-28538
                                                -------


                           Titanium Metals Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                            13-5630895
---------------------------------                          ---------------------
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

                                 Yes  X   No
                                     ---     ---



Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes      No  X
                                     ---     ---



Number of shares of common stock outstanding on November 4, 2004:  15,919,560

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can generally be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "could," "anticipates," "expects" or comparable terminology or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurance that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including risks and uncertainties in those portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission ("SEC") which include, but are not limited to, the cyclicality of the commercial aerospace industry, the performance of aerospace manufacturers and the Company under their long-term agreements, the renewal of certain long-term agreements, the difficulty in forecasting demand for titanium products, global economic and political conditions, global productive capacity for titanium, changes in product pricing and costs, the impact of long-term contracts with vendors on the ability of the Company to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, fluctuations in currency exchange rates, fluctuations in the market price of marketable securities, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product development, the supply of raw materials and services, changes in raw material and other operating costs (including energy costs), possible disruption of business or increases in the cost of doing business resulting from terrorist activities or global conflicts, the Company's ability to achieve reductions in its cost structure, the potential for adjustment of the Company's deferred income tax asset valuation allowance and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

                           TITANIUM METALS CORPORATION

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets - September 30, 2004  (unaudited) and
               December 31, 2003                                               2

          Consolidated  Statements  of  Operations  - Three and nine months
               ended September 30, 2004 and 2003 (unaudited)                   4

          Consolidated  Statements of  Comprehensive  Income (Loss) - Three
               and  nine  months   ended   September   30,  2004  and  2003
               (unaudited)                                                     6

          Consolidated  Statements  of  Cash  Flows  -  Nine  months  ended
               September 30, 2004 and 2003 (unaudited)                         7

          Consolidated Statement of Changes in Stockholders'  Equity - Nine
               months ended September 30, 2004 (unaudited)                     9

          Notes to Consolidated Financial Statements (unaudited)              10

  Item 2. Management's  Discussion  and Analysis of Financial  Condition and
               Results of Operations                                          23

  Item 3. Quantitative and Qualitative Disclosures about Market Risk          35

  Item 4. Controls and Procedures                                             36

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                                   38

  Item 6. Exhibits and Reports on Form 8-K                                    38

                           TITANIUM METALS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                               September 30,           December 31,
                                                                                   2004                    2003
                                                                            --------------------     ------------------
ASSETS                                                                           (unaudited)

Current assets:
   Cash and cash equivalents                                                $           7,973        $        35,040
   Restricted cash and cash equivalents                                                 2,248                  2,248
   Accounts and other receivables, less allowance
     of $1,469 and $2,347                                                              86,371                 67,432
   Refundable income taxes                                                                  -                  2,155
   Inventories                                                                        213,575                165,721
   Prepaid expenses and other                                                           3,522                  2,604
   Deferred income taxes                                                                  826                    778
                                                                            --------------------     ------------------

       Total current assets                                                           314,515                275,978

Marketable securities                                                                  40,770                      -
Investment in joint ventures                                                           21,223                 22,469
Investment in common securities of TIMET Capital Trust I                                6,259                  6,794
Property and equipment, net                                                           227,438                239,182
Intangible assets, net                                                                  5,165                  6,294
Deferred income taxes                                                                     697                      -
Other                                                                                  10,730                 16,692
                                                                            --------------------     ------------------

       Total assets                                                         $         626,797        $       567,409
                                                                            ====================     ==================

           See accompanying Notes to Consolidated Financial Statements
                                      - 2 -

                           TITANIUM METALS CORPORATION

                      (In thousands, except per share data)


                                                                                September 30,            December 31,
LIABILITIES, MINORITY INTEREST AND                                                   2004                    2003
STOCKHOLDERS' EQUITY                                                         ---------------------    -------------------
                                                                                  (unaudited)

Current liabilities:
   Notes payable                                                             $          33,759        $              -
   Current maturities of capital lease obligations                                         170                     524
   Accounts payable                                                                     41,695                  29,200
   Accrued liabilities                                                                  45,029                  45,163
   Customer advances                                                                    17,554                   3,356
   Income taxes payable                                                                  1,260                      11
   Other                                                                                   375                     251
                                                                             ---------------------    -------------------

       Total current liabilities                                                       139,842                  78,505

Capital lease obligations                                                                9,740                   9,766
Accrued OPEB cost                                                                       14,300                  13,661
Accrued pension cost                                                                    65,335                  62,366
Accrued environmental cost                                                               2,751                   3,930
Deferred income taxes                                                                      124                     637
Accrued interest on debt payable to TIMET Capital Trust I                                    -                  19,003
Debt payable to TIMET Capital Trust I                                                   12,010                 207,465
Other                                                                                    1,527                   2,188
                                                                             ---------------------    -------------------

       Total liabilities                                                               245,629                 397,521
                                                                             ---------------------    -------------------

Minority interest                                                                       11,128                  11,131
                                                                             ---------------------    -------------------

Stockholders' equity:
   Preferred Stock, $.01 par value, $195,455 liquidation
     preference; 10,000 shares authorized, 3,909 and 0
     shares issued                                                                     173,650                       -
   Common stock, $.01 par value; 90,000 shares
     authorized, 15,960 and 15,950 shares issued                                           160                     160
   Additional paid-in capital                                                          350,812                 350,515
   Accumulated deficit                                                                (114,975)               (140,428)
   Accumulated other comprehensive loss                                                (38,384)                (50,226)
   Treasury stock, at cost (45 shares)                                                  (1,208)                 (1,208)
   Deferred compensation                                                                   (15)                    (56)
                                                                             ---------------------    -------------------
       Total stockholders' equity                                                      370,040                 158,757
                                                                             ---------------------    -------------------

       Total liabilities, minority interest and
         stockholders' equity                                                $         626,797        $        567,409
                                                                             =====================    ===================

Commitments and contingencies (Note 14)


           See accompanying Notes to Consolidated Financial Statements

                           TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (In thousands, except per share data)


                                                                 Three months ended                     Nine months ended
                                                                    September 30,                         September 30,
                                                          ----------------------------------    ----------------------------------
                                                               2004               2003               2004               2003
                                                          ---------------    ---------------    ---------------    ---------------

Net sales                                                 $      120,246     $      83,635      $      364,859     $      284,741
Cost of sales                                                    106,585            83,677             323,356            279,407
                                                          ---------------    ---------------    ---------------    ---------------

   Gross margin                                                   13,661               (42)             41,503              5,334

Selling, general, administrative and
 development expense                                              11,710             8,538              32,378             28,016
Equity in earnings (losses) of joint ventures                        393               (93)                161                321
Other income (expense), net                                       10,088             9,940              12,941             13,476
                                                          ---------------    ---------------    ---------------    ---------------

   Operating income (loss)                                        12,432             1,267              22,227             (8,885)

Interest expense                                                   3,099             3,958              11,497             12,216
Other non-operating income (expense), net                         15,399                (7)             16,296               (583)
                                                          ---------------    ---------------    ---------------    ---------------

 Income (loss) before income taxes,
   minority interest and cumulative effect
   of change in accounting principle                              24,732            (2,698)             27,026            (21,684)

Income tax (benefit) expense                                        (629)              326                 692                807
Minority interest, net of tax                                        120               (38)                881                246
                                                          ---------------    ---------------    ---------------    ---------------

 Income (loss) before cumulative effect of
   change in accounting principle                                 25,241            (2,986)             25,453            (22,737)

Cumulative effect of change in
 accounting principle                                                  -                 -                   -               (191)
                                                          ---------------    ---------------    ---------------    ---------------

   Net income (loss)                                              25,241            (2,986)             25,453            (22,928)

Dividends on Series A Preferred Stock                              1,099                 -               1,099                  -
                                                          ---------------    ---------------    ---------------    ---------------

   Net income (loss) attributable to
     common stockholders                                  $       24,142     $      (2,986)     $       24,354     $      (22,928)
                                                          ===============    ===============    ===============    ===============



           See accompanying Notes to Consolidated Financial Statements

                           TITANIUM METALS CORPORATION

                      (In thousands, except per share data)


                                                                 Three months ended                     Nine months ended
                                                                    September 30,                          September 30,
                                                          ----------------------------------    ----------------------------------
                                                               2004               2003               2004               2003
                                                          ---------------    ---------------    ---------------    ---------------

Basic earnings (loss) per share attributable
  to common stockholders:
     Before cumulative effect of change in
       accounting principle                               $       1.52       $     (0.19)       $       1.53       $      (1.44)

     Cumulative effect of change in
       accounting principle                                          -                 -                   -              (0.01)
                                                          ---------------    ---------------    ---------------    ---------------

Basic earnings (loss) per share attributable
  to common stockholders                                  $       1.52       $     (0.19)       $       1.53       $      (1.45)
                                                          ===============    ===============    ===============    ===============

Diluted earnings (loss) per share attributable
  to common stockholders:
     Before cumulative effect of change in
       accounting principle                               $       1.37       $     (0.19)       $       1.53       $      (1.44)

     Cumulative effect of change in
       accounting principle                                          -                 -                   -              (0.01)
                                                          ---------------    ---------------    ---------------    ---------------

Diluted earnings (loss) per share attributable
  to common stockholders                                  $       1.37       $     (0.19)       $       1.53       $      (1.45)
                                                          ===============    ===============    ===============    ===============

Weighted average shares outstanding:
  Basic                                                         15,887            15,858              15,876             15,838
                                                          ===============    ===============    ===============    ===============
  Diluted                                                       20,039            15,858              16,687             15,838
                                                          ===============    ===============    ===============    ===============

           See accompanying Notes to Consolidated Financial Statements
                                      - 5 -

                           TITANIUM METALS CORPORATION

       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
                                 (In thousands)


                                                             Three months ended                     Nine months ended
                                                                September 30,                         September 30,
                                                      ----------------------------------    ----------------------------------
                                                           2004               2003               2004               2003
                                                      ---------------    ---------------    ---------------    ---------------

Net income (loss)                                     $       25,241     $     (2,986)      $     25,453       $      (22,928)
                                                      ---------------    ---------------    ---------------    ---------------

Other comprehensive income (loss):

   Currency translation adjustment                               445              741                428                5,480

   Unrealized gains on marketable
     securities                                                4,950                -             11,536                    -

   TIMET's share of VALTIMET's
     unrealized net losses on
     derivative financial instruments
     qualifying as cash flow hedges                              (67)               -               (122)                   -
                                                      ---------------    ---------------    ---------------    ---------------

     Total other comprehensive income                          5,328              741             11,842                5,480
                                                      ---------------    ---------------    ---------------    ---------------

   Comprehensive income (loss)                        $       30,569     $     (2,245)      $     37,295       $      (17,448)
                                                      ===============    ===============    ===============    ===============


           See accompanying Notes to Consolidated Financial Statements

                           TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)

                                                                                         Nine months ended
                                                                                           September 30,
                                                                              ----------------------------------------
                                                                                     2004                 2003
                                                                              -------------------   ------------------

Cash flows from operating activities:
   Net income (loss)                                                          $       25,453        $      (22,928)
   Depreciation and amortization                                                      24,303                28,344
   Cumulative effect of change in accounting principle                                     -                   191
   Gain on exchange of BUCS                                                          (15,465)                    -
   Equity in earnings of joint ventures, net of distributions                          1,518                   926
   Equity in earnings of common securities of TIMET
     Capital Trust I, net of distributions                                               536                  (321)
   Deferred income taxes                                                              (1,270)                 (203)
   Minority interest, net of tax                                                         881                   246
   Other, net                                                                             49                   683
   Change in assets and liabilities:
     Receivables                                                                     (18,854)                1,094
     Inventories                                                                     (47,692)               22,915
     Prepaid expenses and other                                                         (898)               (1,318)
     Accounts payable and accrued liabilities                                         12,273                 2,072
     Customer advances                                                                14,194                11,095
     Income taxes                                                                      3,316                   550
     Accrued OPEB and pension costs                                                    2,820                (2,962)
     Accrued interest on debt payable to TIMET Capital Trust I                       (18,936)               10,712
     Other, net                                                                       (1,642)                 (491)
                                                                              -------------------   ------------------
       Net cash (used) provided by operating activities                              (19,414)               50,605
                                                                              -------------------   ------------------

Cash flows from investing activities:
   Capital expenditures                                                              (10,868)               (5,984)
   Purchase of marketable securities                                                 (29,135)                    -
   Other                                                                                   -                    36
                                                                              -------------------   ------------------
       Net cash used by investing activities                                         (40,003)               (5,948)
                                                                              -------------------   ------------------

Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                                      101,114               108,628
     Repayments                                                                      (67,359)             (126,920)
   Dividends paid to minority interest                                                  (691)               (1,892)
   Other, net                                                                           (488)                 (937)
                                                                              -------------------   ------------------
       Net cash provided (used) by financing activities                               32,576               (21,121)
                                                                              -------------------   ------------------

       Net cash (used) provided by operating,
         investing and financing activities                                   $      (26,841)       $       23,536
                                                                              ===================   ==================


           See accompanying Notes to Consolidated Financial Statements
                                      - 7 -

                           TITANIUM METALS CORPORATION

                                 (In thousands)

                                                                                         Nine months ended
                                                                                            September 30,
                                                                              ----------------------------------------
                                                                                     2004                  2003
                                                                              ------------------    ------------------

Cash and cash equivalents:
   Net (decrease) increase from:
     Operating, investing and financing activities                            $      (26,841)       $       23,536
     Currency translation                                                               (226)                  164
                                                                              ------------------    ------------------
                                                                                     (27,067)               23,700
   Cash and cash equivalents at beginning of period                                   35,040                 6,214
                                                                              ------------------    ------------------

   Cash and cash equivalents at end of period                                 $        7,973        $       29,914
                                                                              ===================   ==================

Supplemental disclosures:
   Cash paid for:
     Interest                                                                 $       29,863        $          954
     Income taxes, net                                                        $            -        $          463


           See accompanying Notes to Consolidated Financial Statements

                           TITANIUM METALS CORPORATION

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

                      Nine months ended September 30, 2004
                                 (In thousands)


                                                                                          Accumulated
                                                       Series A   Additional                 Other
                                    Common   Common   Preferred    Paid-in   Accumulated Comprehensive Treasury  Deferred
                                    Shares   Stock      Stock      Capital      Deficit  Income (Loss)  Stock  Compensation  Total
                                   --------  -------  ----------  ----------  -----------  ----------  --------  -------  ----------

Balance at December 31, 2003        15,905   $  160   $       -   $ 350,515   $(140,428)   $(50,226)   $(1,208)  $ (56)   $ 158,757
 Comprehensive income                    -        -           -                  25,453      11,842          -       -       37,295
 Issuance of common stock               20        -                     366           -           -          -       -          366
 Issuance of Series A
  Preferred Stock                        -        -     173,650           -           -           -          -       -      173,650
 Stock award cancellations             (10)       -           -         (69)          -           -          -      69            -
 Amortization of deferred
   compensation, net of effects of
   stock award cancellations             -        -           -           -           -           -          -     (28)         (28)
                                   --------  -------  ----------  ----------  -----------  ----------  --------  -------  ----------

Balance at September 30, 2004       15,915   $  160   $ 173,650   $ 350,812   $(114,975)   $(38,384)    (1,208)  $ (15)   $ 370,040
                                   ========  =======  ==========  ==========  ===========  ==========  ========  =======  ==========



           See accompanying Notes to Consolidated Financial Statements
                                      - 9 -

                           TITANIUM METALS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - Organization and basis of presentation

     Titanium Metals Corporation ("TIMET") is a vertically integrated producer of titanium sponge, melted products and a variety of mill products for aerospace, industrial and other applications. The accompanying Consolidated Financial Statements include the accounts of TIMET and its majority owned subsidiaries (collectively, the "Company") except the TIMET Capital Trust I (the "Capital Trust"), a wholly owned subsidiary which was deconsolidated at December 31, 2003, and for which all prior periods were retroactively restated. Such retroactive restatement did not impact net income (loss), stockholders' equity or cash flow from operations for any prior period. All material intercompany transactions and balances with consolidated subsidiaries have been eliminated, and certain prior year amounts have been reclassified to conform to the current year presentation. The Consolidated Balance Sheet at September 30, 2004, and the Consolidated Statements of Operations, Comprehensive Income (Loss), Changes in Stockholders' Equity and Cash Flows for the interim periods ended September 30, 2004 and 2003, as applicable, have been prepared by the Company without audit in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company's first three fiscal quarters reported are the approximate 13-week periods ending on the Saturday generally nearest to March 31, June 30 and September 30. The Company's fourth fiscal quarter and fiscal year always end on December 31. For presentation purposes, the Company's Consolidated Financial Statements and notes thereto have been presented as ending on March 31, June 30, September 30 and December 31, as applicable. The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated
Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as amended (the "2003 Annual Report").

     At September 30, 2004, Valhi, Inc. and subsidiaries ("Valhi") held approximately 40.8% of the Company's outstanding common stock and approximately 0.4% of the Company's 6.75% Series A Convertible Preferred Stock (the "Series A Preferred Stock"). At September 30, 2004, the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Valhi and certain related companies, held approximately 11.8% of the Company's common stock. TIMET's U.S. pension plans invest in a portion of the CMRT that does not hold TIMET common stock. At September 30, 2004, Contran Corporation ("Contran") held, directly or through subsidiaries, approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT. At September 30, 2004, Mr. Simmons' spouse owned 40.9% of the outstanding Series A Preferred Stock. Mr. Simmons may be deemed to control each of Contran, Valhi and TIMET.

     The Company completed a five-for-one stock split of its common stock, which was effected in the form of a stock dividend (whereby an additional four shares of post-split stock were distributed for each one share of pre-split stock) effective after the close of trading on August 27, 2004. All share and per share disclosures for all periods presented have been adjusted to give effect to the stock split.

     During the third quarter of 2004, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force ("EITF") Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF Issue 03-1 provides guidance for determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement date of an impairment loss. EITF 03-1 had no impact on the Company as of September 30, 2004.

     The Company has elected the disclosure alternative prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and has chosen to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APB Opinion No. 25, compensation cost is generally recognized for fixed stock options for which the exercise price is less than the market price of the underlying stock on the grant date. All of the Company's stock options have been granted with exercise prices equal to or in excess of the market price on the date of grant, and the Company recognized no compensation expense for fixed stock options during the three and nine months ended September 30, 2004 and 2003. The following table illustrates the effect on net income (loss) and earnings (loss) per share attributable to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to all options granted since January 1, 1995:


                                                          Three months ended                  Nine months ended
                                                             September 30,                       September 30,
                                                    -------------------------------    -------------------------------
                                                        2004              2003              2004              2003
                                                    --------------    -------------    --------------    -------------
                                                                  (In thousands, except per share data)

Net income (loss) attributable to
  common stockholders, as reported                  $    24,142       $     (2,986)    $     24,354      $    (22,928)
Less stock option related stock-based
  employee compensation expense
  determined under SFAS No. 123                              11                 47               54               213
                                                    --------------    -------------    --------------    -------------

Pro forma net income (loss) attributable
  to common stockholders                            $    24,131       $     (3,033)    $     24,300      $    (23,141)
                                                    ==============    =============    ==============    =============

Basic earnings (loss) per share
  attributable to common stockholders:
  As reported                                       $      1.52       $      (0.19)    $       1.53      $      (1.45)
                                                    ==============    =============    ==============    =============
  Pro forma                                         $      1.52       $      (0.19)    $       1.53      $      (1.46)
                                                    ==============    =============    ==============    =============

Diluted earnings (loss) per share
  attributable to common stockholders:
  As reported                                       $      1.37       $      (0.19)    $       1.53      $      (1.45)
                                                    ==============    =============    ==============    =============
  Pro forma                                         $      1.37       $      (0.19)    $       1.52      $      (1.46)
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

Note 2 - Inventories

                                                                             September 30,            December 31,
                                                                                  2004                    2003
                                                                          ---------------------    -------------------
                                                                                        (In thousands)

Raw materials                                                             $          65,956        $        33,198
Work-in-process                                                                      90,757                 76,573
Finished products                                                                    66,448                 62,687
Supplies                                                                             12,398                 12,248
                                                                          ---------------------    -------------------
                                                                                    235,559                184,706
Less adjustment of certain inventories to LIFO basis                                 21,984                 18,985
                                                                          ---------------------    -------------------

                                                                          $         213,575        $       165,721
                                                                          =====================    ===================

Note 3 - Marketable securities

     The following table summarizes the Company's marketable securities as of September 30, 2004, which were acquired during the nine months then ended:


                                                                         Market                           Unrealized
            Marketable security                         Shares         value (1)        Cost basis         gains (1)
--------------------------------------------          ------------    -------------    --------------    --------------
                                                                                      ($ in thousands)

CompX International, Inc. ("CompX")                     2,212,820     $     36,489     $     26,673      $     9,816
NL Industries, Inc. ("NL")                                222,100            4,171            2,462            1,709
Kronos Worldwide, Inc. ("Kronos")                           2,850              110               99               11
                                                                      -------------    --------------    --------------

                                                                      $     40,770     $     29,234      $    11,536
                                                                      =============    ==============    ==============

-----------------------------------------------------------------------------------------------------------------------

(1) The Company's securities are classified as noncurrent available-for-sale marketable securities carried at market value, with all unrealized gains (losses) reported as a component of other comprehensive income.




     At September 30, 2004, the Company owned approximately 14.6%, and NL, a subsidiary of Valhi, owned an additional 68.4%, of the total number of shares of all classes of CompX common stock outstanding. Effective October 1, 2004, the Company and NL contributed 100% of their respective holdings on that date of all classes of CompX common stock to CompX Group Inc. ("CGI") in return for a 17.6% and 82.4% ownership interest in CGI, respectively, and CGI became the owner of the 83.0% of CompX that the Company and NL had previously owned in the aggregate. The CompX shares are the sole assets of CGI. The Company's shares of CGI are redeemable at the option of the Company based upon the market value of the underlying CompX stock held by CGI. The fair value of the Company's investment in CGI is based on the market value of the underlying CompX shares.

     On October 19, 2004, the Company purchased an additional 3,500 shares of CompX Class A common stock for an aggregate of $0.1 million. None of the shares purchased subsequent to October 1, 2004 have been, or are expected to be, contributed to CGI.

     At September 30, 2004, the Company owned approximately 0.5%, and Valhi and a wholly owned subsidiary of Valhi owned an additional 83.3%, of the total number of shares of NL common stock outstanding.

     During the nine months ended September 30, 2004, NL paid dividends on its common stock in the form of shares of Kronos common stock. At September 30, 2004, the Company owned less than 0.1% and Valhi, a wholly owned subsidiary of Valhi and NL own an additional 93.9%, of the total number of shares of Kronos common stock outstanding.

Note 4 - Property and equipment

                                                                                September 30,          December 31,
                                                                                   2004                   2003
                                                                            --------------------    ------------------
                                                                                         (In thousands)

Land and improvements                                                       $           6,369       $         6,358
Buildings and improvements                                                             41,872                41,700
Information technology systems                                                         61,140                59,782
Manufacturing equipment and other                                                     324,969               318,364
Construction in progress                                                                8,071                 6,754
                                                                            --------------------    ------------------
                                                                                      442,421               432,958
Less accumulated depreciation                                                         214,983               193,776
                                                                            --------------------    ------------------

                                                                            $         227,438       $       239,182
                                                                            ====================    ==================



Note 5 - Other noncurrent assets

                                                                                September 30,          December 31,
                                                                                   2004                   2003
                                                                            --------------------    ------------------
                                                                                         (In thousands)

Deferred financing costs                                                    $             918       $         7,563
Prepaid pension cost                                                                    9,710                 8,981
Notes receivable from officers                                                            102                   145
Other                                                                                       -                     3
                                                                            --------------------    ------------------

                                                                            $          10,730       $        16,692
                                                                            ====================    ==================

     See Note 9 with respect to deferred financing costs.

Note 6 - Accrued liabilities

                                                                              September 30,           December 31,
                                                                                   2004                   2003
                                                                           ---------------------    ------------------
                                                                                         (In thousands)

OPEB cost                                                                  $           3,065        $         3,135
Pension cost                                                                           4,749                  8,466
Payroll and vacation                                                                   4,704                  6,891
Incentive compensation                                                                10,226                    579
Other employee benefits                                                                8,519                  9,731
Deferred income                                                                        1,669                  1,664
Environmental costs                                                                    1,761                    301
Taxes, other than income                                                               4,100                  4,408
Accrued interest on debt payable to the Capital Trust                                     66                      -
Wyman-Gordon installment                                                                   -                  2,800
Other                                                                                  6,170                  7,188
                                                                           ---------------------    ------------------

                                                                           $          45,029        $        45,163
                                                                           =====================    ==================

     See Note 9 with respect to accrued interest on debt payable to the Capital Trust. See Note 14 with respect to environmental costs.

     Effective January 1, 2004, the Company modified the vacation policy for its U.S. salaried employees. Such employees no longer accrue their entire year's vacation entitlement on January 1, but rather will accrue the current year's vacation entitlement over the course of the year. As a result, the Company reduced its vacation accrual for these employees from $1.9 million to zero during the first quarter of 2004, resulting in a one-time reduction in cost of sales of $1.6 million and selling, general, administrative and development expense of $0.3 million.

     During the third quarter of 2003, the Company and Wyman-Gordon Company ("Wyman-Gordon") agreed to terminate the 1998 purchase and sale agreement associated with the formation of the titanium castings joint venture previously owned by the two parties. The Company agreed to pay Wyman-Gordon a total of $6.8 million in three quarterly installments in connection with this termination, which included the termination of certain favorable purchase terms. The Company recorded a one-time charge for the entire $6.8 million as a reduction to sales in the third quarter of 2003. The Company paid the first two installments of $2.0 million each to Wyman-Gordon during the third and fourth quarters of 2003 and paid the remaining $2.8 million during the first quarter of 2004.

Note 7 - Boeing advance

     Under the terms of the amended long-term agreement ("LTA") between TIMET and The Boeing Company ("Boeing"), in years 2002 through 2007, Boeing is required to advance TIMET $28.5 million annually less $3.80 per pound of titanium product purchased by Boeing subcontractors from TIMET during the preceding year. The advance relates to Boeing's take-or-pay obligations under the LTA. Effectively, the Company collects $3.80 less from Boeing than the LTA selling price for each pound of titanium product sold directly to Boeing and reduces the related customer advance recorded by the Company. For titanium products sold to Boeing subcontractors, the Company collects the full LTA selling price, but gives Boeing credit by reducing the next year's annual advance by $3.80 per pound of titanium product sold to Boeing subcontractors. The Boeing customer advance is also reduced as take-or-pay benefits are earned. As of September 30, 2004, approximately $11.8 million of customer advances related to the Company's LTA with Boeing.

Note 8 - Bank debt

     During the first quarter of 2004, the Company amended its U.S. credit facility to, among other things, allow the Company the flexibility to remove the equipment component from the determination of the Company's borrowing availability in order to avoid the costs of an appraisal. The Company took advantage of this flexibility during the first quarter of 2004, effectively reducing the Company's borrowing availability in the U.S. by $10 million as of September 30, 2004. However, the Company can regain this availability by completing an updated equipment appraisal. As of September 30, 2004, the Company had outstanding borrowings of $33.7 million under its U.S. credit agreement and $0.1 million under one of its European credit facilities. Aggregate unused borrowing availability under the Company's U.S. and European credit facilities was approximately $117 million as of September 30, 2004.

Note 9 - Capital Trust

     In November 1996, the Capital Trust issued $201.3 million 6.625% mandatorily redeemable convertible preferred securities, beneficial unsecured convertible securities ("BUCS") and $6.2 million 6.625% common securities. TIMET owns all of the outstanding common securities of the Capital Trust, and the Capital Trust is a wholly owned finance subsidiary of TIMET. The Capital Trust used the proceeds from such issuance to purchase from the Company $207.5 million principal amount of TIMET's 6.625% convertible junior subordinated debentures due 2026 (the "Subordinated Debentures"). Interest on the Subordinated Debentures is recorded as interest expense. The Subordinated Debentures and accrued interest receivable were the sole assets of the Capital Trust at September 30, 2004.

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

     In August 2004, the Company completed an exchange offer, pursuant to which the Company had offered to exchange any and all of the 4,024,820 outstanding BUCS issued by the Capital Trust for shares of the Company's Series A Preferred Stock at the exchange rate of one share of Series A Preferred Stock for each BUCS. Based upon the 3,909,103 BUCS tendered and accepted for exchange as of the close of the offer on August 31, 2004, the Company issued 3,909,103 shares of Series A Preferred Stock in exchange for such BUCS. During the third quarter of 2004, the Company recognized a $15.5 million non-cash non-operating gain related to the BUCS exchange, reflecting the difference between the carrying value of the related Subordinated Debentures ($195.5 million) and the fair value of the Series A Preferred Stock issued ($173.7 million, based on the closing price of the BUCS on August 31, 2004 according to NASDAQ's website of $45.25 per share, less $3.2 million attributable to accrued and unpaid dividends), less $6.3 million of unamortized deferred financing costs related to the exchanged BUCS. See Note 10.

Note 10 - Series A Preferred Stock

     Upon completion of the BUCS exchange offer discussed in Note 9, the Company issued 3,909,103 shares of Series A Preferred Stock. Each share of the Series A Preferred Stock is convertible, at any time, at the option of the holder thereof, into one and two-thirds shares of the Company's common stock, subject to adjustment in certain events. The Series A Preferred Stock is not mandatorily redeemable, but is redeemable at the option of the Company under certain circumstances. Holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends at the rate of 6.75% of the $50 per share liquidation preference per annum per share (equivalent to $3.375 per annum per share), when, as and if declared by the Company's board of directors. Whether or not declared, cumulative dividends on Series A Preferred Stock are deducted from net income to arrive at net income attributable to common stockholders. Subsequent to September 30, 2004, the Company's board of directors declared a dividend of $0.84375 per share, payable on December 15, 2004 to holders of record of Series A Preferred Stock as of the close of trading on December 1, 2004.

Note 11 - Other income (expense)


                                                            Three months ended                 Nine months ended
                                                               September 30,                     September 30,
                                                      ------------------------------    ------------------------------
                                                           2004             2003             2004             2003
                                                      --------------    ------------    --------------    ------------
                                                                               (In thousands)

  Other operating income (expense):
     Litigation settlement                            $          -      $        -      $          -      $       475
     Boeing take-or-pay                                     10,058          10,123            12,565           12,943
     Other, net                                                 30            (183)              376               58
                                                      --------------    ------------    --------------    ------------

                                                      $     10,088      $    9,940      $     12,941      $    13,476
                                                      ==============    ============    ==============    ============

  Other non-operating income (expense):
     Dividend and interest income                     $         68      $       74      $        304      $       255
     Equity in earnings of common
        securities of the Capital Trust                        103             109               320              321
     Foreign exchange (losses) gains                          (471)            240               100             (647)
     Gain on BUCS exchange, net (Note 9)                    15,465               -            15,465                -
     Other, net                                                234            (430)              107             (512)
                                                      --------------    ------------    --------------    ------------

                                                      $     15,399      $       (7)     $     16,296      $      (583)
                                                      ==============    ============    ==============    ============


     During the first quarter of 2003, the Company received $0.5 million related to its settlement of certain litigation relating to power outages suffered at its Henderson, Nevada facility in 1997 and 1998 as a result of contractor activity.

Note 12 - Income taxes

                                                                                       Nine months ended
                                                                                           September 30,
                                                                             -----------------------------------------
                                                                                   2004                   2003
                                                                             ------------------    -------------------
                                                                                          (In thousands)

Expected income tax expense (benefit), at 35%                                $         9,459       $          (7,589)
Non-U.S. tax rates                                                                      (217)                    400
Incremental tax on earnings of non-U.S. tax group affiliates                              94                      27
U.S. state income taxes, net                                                            (103)                   (790)
Dividends received deduction                                                             (25)                   (312)
Nontaxable income                                                                        (70)                   (123)
Revision of estimated tax liability                                                     (551)                   (241)
Adjustment of deferred income tax asset
  valuation allowance                                                                 (7,750)                  9,121
Other, net                                                                              (145)                    314
                                                                             ------------------    -------------------

                                                                             $           692       $             807
                                                                             ==================    ===================

     The Company periodically reviews its deferred income tax assets to determine if future realization is more likely than not. During the third quarter of 2004, due to a change in estimate of the Company's ability to utilize the benefits of its net operating loss ("NOL") carryforwards in Germany, the Company determined that its deferred income tax asset in Germany now meets the "more-likely-than-not" recognition criteria. Accordingly, the Company reversed the $0.7 million valuation allowance attributable to such deferred income tax asset. In addition, the Company's deferred income tax asset valuation allowance related to income from continuing operations decreased by $7.0 million during the first nine months of 2004, primarily due to the utilization of the U.S. and U.K. NOL carryforwards, the benefit of which had previously not met the "more-likely-than-not" recognition criteria.

     At September 30, 2004, the Company had, for U.S. federal income tax purposes, (i) NOL carryforwards of $110 million that expire in 2020 through 2023, (ii) a capital loss carryforward of $86 million that expires in 2008 and
(iii) AMT credit carryforwards of $4 million, which can be utilized to offset regular income taxes payable in future years, with an indefinite carryforward period. In addition, at September 30, 2004, the Company had the equivalent of
(i) a $24 million NOL carryforward in the United Kingdom and a $2 million NOL carryforward in Germany, both of which have indefinite carryforward periods, and
(ii) $0.1 million of NOL carryforwards in Italy that expire in 2008 and 2009.

Note 13 - Employee benefits

     Defined benefit pension plans. The components of the net periodic pension expense are set forth below:


                                                          Three months ended                 Nine months ended
                                                             September 30,                      September 30,
                                                    -------------------------------    -------------------------------
                                                        2004              2003             2004              2003
                                                    --------------    -------------    --------------    -------------
                                                                              (In thousands)

Service cost                                        $       789       $       667      $     2,466       $     2,094
Interest cost                                             3,135             2,769            9,429             8,228
Expected return on plan assets                           (3,257)           (2,594)          (9,791)           (7,074)
Amortization of unrecognized
  prior service cost                                        122               144              366               432
Amortization of net losses                                1,088               780            3,272             2,901
                                                    --------------    -------------    --------------    -------------

  Net periodic pension expense                      $     1,877       $     1,766      $     5,742       $     6,581
                                                    ==============    =============    ==============    =============

     Through September 30, 2004, the Company has made $7.9 million of cash contributions to its defined benefit pension plans in 2004 ($1.8 million to the U.S. plan and $6.1 million to the U.K. plan), and the Company currently expects to make additional cash contributions of approximately $1.9 million to its defined benefit pension plans during 2004 (all to the U.K. plan). The current aggregate estimate for full-year 2004 cash contributions represents a $1.7 million decrease from estimates as of December 31, 2003, primarily based upon the effects on the U.S. plan of the Company's application of the Pension Funding Equity Act of 2004, which was enacted on April 9, 2004.

     Postretirement benefits other than pensions. The components of net periodic OPEB expense are set forth below:


                                                          Three months ended                 Nine months ended
                                                             September 30,                      September 30,
                                                    -------------------------------    -------------------------------
                                                         2004              2003             2004              2003
                                                    --------------    -------------    --------------    -------------
                                                                              (In thousands)

Service cost                                        $       152       $        14      $       405       $       366
Interest cost                                               529               521            1,335             1,291
Amortization of unrecognized
  prior service cost                                       (116)             (160)            (348)             (348)
Amortization of net losses                                  386               319              840               717
                                                    --------------    -------------    --------------    -------------

Net periodic OPEB expense                           $       951       $       694      $     2,232       $     2,026
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

     In May 2004, the FASB issued FSP No. 106-2, which superceded FSP No. 106-1 and is applicable to the Company beginning in the quarter ended September 30, 2004. FSP No. 106-2 provides guidance on (i) accounting for the effects of the Medicare Act of 2003 once the Company is able to determine actuarial equivalency and (ii) various required disclosures. Actuarial equivalence will be determined under regulations issued by the Centers for Medicare and Medicaid Services ("CMMS"). Based on proposed CMMS guidance issued to date and the Company's understanding of the Medicare Act of 2003, the Company is currently unable to determine whether the benefits provided by its plans are actuarially equivalent. Accordingly, the Company's accumulated postretirement benefit obligation and net periodic OPEB cost, as reflected in the accompanying consolidated financial statements, do not reflect any effect of the federal subsidy. The Company expects to be able to determine actuarial equivalency when additional clarification and final regulations are issued, at which time the Company will account for the effect of the federal subsidy, if any, prospectively from that date, as permitted by and in accordance with FSP No. 106-2.

Note 14 - Commitments and contingencies

     Environmental matters. TIMET and Basic Management, Inc. ("BMI") entered into an agreement in 1999 providing that upon BMI's payment to TIMET of the cost to design, purchase and install the technology and equipment necessary to allow the Company to stop discharging liquid and solid effluents and co-products into settling ponds located on certain lands owned by the Company adjacent to its Henderson, Nevada plant site (the "TIMET Pond Property"), the Company would convey the TIMET Pond Property to BMI, at no additional cost. Under this agreement, BMI will pay 100% of the first $15.9 million of the cost for this project, and TIMET will pay 50% of the cost in excess of $15.9 million, up to a maximum payment by TIMET of $2 million.

     The Company and BMI have agreed in principle to a new agreement, which would supercede the 1999 agreement, pursuant to which TIMET would transfer to BMI the TIMET Pond Property and BMI would pay TIMET cash and would assume substantially all of the environmental obligations associated with such property. TIMET currently expects to finalize this agreement during the fourth quarter 2004. TIMET expects to use any funds received to pay substantially all of the expected cost to complete a new wastewater neutralization facility currently under construction.

     In the event the agreement is not completed, TIMET may be required to restore some portion of the TIMET Pond Property to the condition it was in prior to TIMET's use of the property, before returning title of the affected property to BMI. The Company currently believes any liability it may have under this obligation to be remote. The Company is continuing investigation with respect to other environmental issues associated with the TIMET Pond Property, including possible groundwater issues, in the event the agreement is not finalized for any reason.

     The Company is also continuing assessment work with respect to its own active plant site in Henderson, Nevada. In 2000 through 2002, the Company commissioned studies of certain remediation issues at the Company's plant site and other Company-owned sites within the BMI Complex. The Company currently has $4.3 million accrued based on the undiscounted cost estimates of the probable costs for remediation of these sites, which includes an increase in the accrual of $0.8 million in the third quarter of 2004 related to specific future remediation costs which the Company now considers probable. The Company expects these accrued expenses to be paid over a period of up to thirty years.

     As of September 30, 2004, the Company had accrued an aggregate of approximately $4.5 million for environmental matters, including those discussed above. The upper end of the range of reasonably possible costs to remediate these matters is approximately $9.1 million. The Company records liabilities related to environmental remediation obligations when estimated future costs are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future costs are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in costs in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

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

     Other. TIMET is the primary obligor on workers' compensation bonds (having a maximum aggregate exposure of $3.0 million) issued on behalf of a divested subsidiary that is currently under Chapter 11 bankruptcy protection. The issuers of the bonds have been required to make payments on the bonds for claims and have requested reimbursement from TIMET. Since the third quarter of 2002, TIMET has reimbursed the issuers approximately $1.3 million for claims under these bonds, and $0.7 million remains accrued for future payments as of September 30, 2004, based on the Company's current best estimates of its probable future obligation. TIMET may revise its estimated liability under these bonds in the future as additional facts become known or claims develop.

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

Note 15 - Earnings per share

     Basic earnings (loss) per share is based on the weighted average number of unrestricted common shares outstanding during each period. Diluted earnings
(loss) per share attributable to common stockholders reflects the dilutive effect of common stock options, restricted stock and the assumed conversion of the BUCS and the Series A Preferred Stock, if applicable. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share is presented below.


                                                          Three months ended                  Nine months ended
                                                             September 30,                      September 30,
                                                    -------------------------------    -------------------------------
                                                         2004              2003             2004              2003
                                                    --------------    -------------    --------------    -------------
                                                                              (In thousands)
Numerator:
  Net income attributable to common
    stockholders                                    $     24,142      $    (2,986)     $     24,354      $   (22,928)
  Dividends on Series A Preferred
    Stock                                                  1,099                -             1,099                -
  Interest expense on BUCS                                 2,254                -                 -                -
                                                    --------------    -------------    --------------    -------------

  Diluted net income (loss) attributable
    to common stockholders                          $     27,495      $    (2,986)     $     25,453      $   (22,928)
                                                    ==============    =============    ==============    =============

Denominator:
  Average common shares outstanding                       15,887           15,858            15,876           15,838
  Average dilutive stock options and
    restricted stock                                          87                -                56                -
  Series A Preferred Stock                                 2,291                -               755                -
  BUCS                                                     1,774                -                 -                -
                                                    --------------    -------------    --------------    -------------

Diluted shares                                            20,039           15,858            16,687           15,838
                                                    ==============    =============    ==============    =============


     For the nine months ended September 30, 2004, and for the three and nine months ended September 30, 2003, the conversion of the BUCS was antidilutive. Stock options to purchase approximately 288,000 shares of common stock during the three months ended September 30, 2004 and 363,000 shares of common stock during the nine months ended September 30, 2004 were excluded from the calculation because the exercise price for such options was greater than the average market price of the common shares and such options were therefore antidilutive during the respective period. Stock options and restricted shares excluded from the calculation because they were antidilutive were approximately 645,000 for the three and nine months ended September 30, 2003.

Note 16 - Business segment information

     The Company's production facilities are located in the United States, United Kingdom, France and Italy, and its products are sold throughout the world. The Company's Chief Executive Officer is the Company's chief operating decision maker ("CODM") as that term is defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The CODM receives financial information about TIMET from which he makes decisions concerning resource utilization and performance analysis only on a global, consolidated basis. Based upon this level of decision-making, the Company currently has one segment, its worldwide "Titanium melted and mill products" segment. Sales, gross margin, operating income (loss), inventory and receivables are the key management measures used to evaluate segment performance. The following table provides segment information supplemental to the Company's Consolidated Financial Statements:

                                                         Three months ended                  Nine months ended
                                                            September 30,                      September 30,
                                                  ---------------------------------    ------------------------------
                                                       2004              2003              2004             2003
                                                  ---------------    --------------    -------------    -------------
                                                            ($ in thousands, except product shipment data)


Titanium melted and mill products:
   Melted product net sales                       $       16,461     $     12,261      $     51,942     $     41,300
   Mill product net sales                                 87,183           65,185           268,111          208,646
   Other product sales                                    16,602           12,989            44,806           41,595
   Other (1)                                                   -           (6,800)                -           (6,800)
                                                  ---------------    --------------    -------------    -------------

                                                  $      120,246     $     83,635      $    364,859     $    284,741
                                                  ===============    ==============    =============    =============


Melted product shipments:
   Volume (metric tons)                                    1,180            1,220             3,935            3,500
   Average selling price ($ per kilogram)         $        13.95     $      10.05      $      13.20     $      11.80

Mill product shipments:
   Volume (metric tons)                                    2,695            2,015             8,525            6,510
   Average selling price ($ per kilogram)         $        32.35     $      32.35      $      31.45     $      32.05
---------------------------------------------------------------------------------------------------------------------

(1)  Represents  the effect of a $6.8  million  reduction  to sales  during 2003
     related  to  the   termination  of  a  purchase  and  sale  agreement  with
     Wyman-Gordon. See further discussion in Note 6.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Summarized financial information. The following table summarizes certain information regarding the Company's results of operations for the three and nine months ended September 30, 2004 and 2003. Average selling prices, as reported by the Company, are a reflection of not just actual selling prices received by the Company, but also include other related factors such as currency exchange rates and customer and product mix during a given period. Consequently, changes in average selling prices from period to period will be impacted by changes occurring not just in actual prices, but by these other factors as well. The percentage change information presented below represents changes from the respective prior year. See "Results of Operations - Outlook" for further discussion of the Company's business expectations for the remainder of 2004.


                                                      Three months ended                  Nine months ended
                                                        September 30,                       September 30,
                                               ---------------------------------    -------------------------------
                                                   2004               2003              2004             2003
                                               --------------    ---------------    -------------    --------------
                                                                        ($ in thousands)

Net sales                                      $    120,246      $      83,635      $     364,859    $   284,741
Gross margin                                   $     13,661      $         (42)     $      41,503    $     5,334
Operating income (loss)                        $     12,432      $       1,267      $      22,227    $    (8,885)

Gross margin percent of net sales                       11%                 0%                11%             2%

Percentage change in:
   Sales volume:
     Melted product sales volume                         -3                +95                +12            +85
     Mill product sales volume                          +34                  -                +31             -5

   Average selling prices - includes
     changes in product mix:
       Melted products                                  +39                -27                +12            -20
       Mill products                                      -                 +4                 -2             +3

   Selling prices - excludes changes
     in product mix:
       Melted products                                  +15                -20                 +6            -15
       Mill products in U.S. dollars                     +6                 -2                 +4             -2
       Mill products in
         billing currencies (1)                          +2                 -5                 -1             -7

-------------------------------------------------------------------------------------------------------------------

(1)  Excludes the effect of changes in foreign currencies.



     Third quarter of 2004 compared to third quarter of 2003. The Company's melted product sales increased 34% from $12.3 million during the third quarter of 2003 to $16.5 million during the third quarter of 2004, primarily due to an 39% increase in melted product average selling prices and changes in customer and product mix, partially offset by a 3% decrease in melted product sales volume. Melted products consist of ingot and slab and are generally sold only in U.S. dollars. The increase in melted product average selling prices was partially due to the impact in the third quarter of 2003 of a significant sale of slab, for which selling prices are lower than ingot. Excluding the effects of changes in customer and product mix, melted product selling prices during the third quarter of 2004 increased 15% compared to the third quarter of 2003.

     The Company's mill product sales increased 34% from $65.2 million during the third quarter of 2003 to $87.2 million during the third quarter of 2004. This increase was principally due to a 34% increase in mill product sales volume primarily due to increased sales to the aerospace (commercial and military sectors) and industrial markets. Average selling prices during the third quarter of 2004 were unfavorably impacted by customer and product mix and favorably impacted by changes in foreign currencies, resulting in relatively unchanged third quarter 2004 average selling prices compared to the year-ago period. Selling prices in billing currencies and excluding changes in customer and product mix increased 2% during the third quarter of 2004 as compared to the year-ago period.

     Gross margin (net sales less cost of sales) was 11% of net sales during the third quarter of 2004, compared to 0% during the year-ago period. The improvement in gross margin was primarily a result of improved plant operating rates (from 55% in the third quarter of 2003 to 72% in the third quarter of
2004) and the Company's continued cost management efforts. These positive effects were offset by charges to cost of sales for (i) a $4.1 million accrual related to certain employee incentive compensation payments expected to be made for 2004, (ii) a $0.8 million increase in the Company's accrual for environmental costs and (iii) a net increase in the Company's LIFO inventory reserve. Due to higher raw material costs (including scrap and alloys), higher energy costs and increasing book inventories, the Company currently expects its LIFO inventory reserve to increase at the end of 2004 as compared to the end of 2003. As a result, the Company increased cost of sales by $1.1 million in the third quarter of 2004. This compared to a decrease in the Company's LIFO inventory reserve during the third quarter of 2003, which decreased cost of sales by $3.9 million in the third quarter 2003. Gross margin for the 2003 period was negatively affected by a $6.8 million one-time charge related to the termination of a purchase and sales agreement between the Company and Wyman Gordon, recorded as a reduction in sales.

     Selling, general, administrative and development expenses increased 37% from $8.5 million during the third quarter of 2003 to $11.7 million during the third quarter of 2004, principally as a result of (i) a $1.0 million accrual related to certain employee incentive compensation payments expected to be made for 2004, (ii) $0.6 million of additional auditing and consulting costs relative to the Company's compliance with the Sarbanes-Oxley Act's internal control requirements and (iii) $0.3 million of increased costs related to the Company's intercompany services agreement with Contran.

     Equity in (losses) earnings of joint ventures increased from a loss of $0.1 million during the third quarter of 2003 to earnings of $0.4 million during the third quarter of 2004, principally due to an increase in the operating results of VALTIMET, the Company's minority-owned welded tube joint venture.

     Net other income (expense) is primarily related to Boeing take-or-pay income, which was $10.1 million during the third quarter of both 2004 and 2003.

     First nine months of 2004 compared to first nine months of 2003. The Company's melted product sales increased 26% from $41.3 million during the first nine months of 2003 to $51.9 million during the first nine months of 2004, primarily due to a 12% increase in melted product sales volume and a 12% increase in melted product average selling prices. Melted product sales volume increased principally as a result of increased market demand and share gains. Excluding the effects of changes in product mix, melted product selling prices during the first nine months of 2004 increased 6% compared to the comparable period during 2003.

     The Company's mill product sales increased 29% from $208.6 million during the first nine months of 2003 to $268.1 million during the first nine months of 2004. This increase was principally due to a 31% increase in mill product sales volume primarily due to increased sales to the aerospace (commercial and military sectors) and industrial markets, partially offset by a 2% decrease in mill product average selling prices. As compared to the first nine months of 2003, mill product average selling prices during the first nine months of 2004 were positively affected by the weakening of the U.S. dollar compared to the British pound sterling and the euro and negatively affected by changes in product mix.

     Gross margin was 11% of net sales during the first nine months of 2004, compared to 2% during the year-ago period. The improvement in gross margin was primarily a result of improved plant operating rates (from 55% during the first nine months of 2003 to 72% during the first nine months of 2004) and the Company's continued cost management efforts. Gross margin during the first nine months of 2004 was also positively affected by a $1.6 million reduction in cost of sales related to the Company's elimination of its vacation accrual for U.S. salaried employees. On January 1, 2004, the Company modified its vacation policy for its U.S. salaried employees, whereby such employees no longer accrue their entire year's vacation entitlement on January 1, but rather will accrue the current year's vacation entitlement over the course of the year. Additionally, gross margin was positively affected by the elimination of $1.0 million of previously recorded rebate accruals that are no longer required. These positive effects were offset by charges to cost of sales for (i) a $7.6 million accrual related to certain employee incentive compensation payments expected to be made for 2004, (ii) a $0.8 million increase in the Company's accrual for environmental costs and (iii) a net increase in the Company's LIFO inventory reserve. Due to higher raw material costs (including scrap and alloys), higher energy costs and increasing book inventories, the Company currently expects its LIFO inventory reserve to increase at the end of 2004 as compared to the end of 2003. As a result, the Company increased cost of sales by $3.0 million in the first nine months of 2004. This compared to a decrease in the Company's LIFO inventory reserve during the first nine months of 2003, which decreased cost of sales by $4.5 million in the first nine months of 2003. Gross margin for the 2003 period was negatively affected by a $6.8 million one-time charge related to the termination of a purchase and sales agreement between the Company and Wyman Gordon, recorded as a reduction in sales.

     Selling, general, administrative and development expenses increased 16% from $28.0 million during the first nine months of 2003 to $32.4 million during the first nine months of 2004, principally as a result of (i) a $2.1 million accrual related to certain employee incentive compensation payments expected to be made for 2004, (ii) $1.0 million of additional auditing and consulting costs relative to the Company's compliance with the Sarbanes-Oxley Act's internal control requirements and (iii) $0.8 million of increased costs related to the Company's intercompany services agreement with Contran.

     Net other income (expense) is primarily related to Boeing take-or-pay income, which decreased from $12.9 million during the first nine months of 2003 to $12.6 million during the first nine months of 2004 due to an increase in the amount of product shipped to Boeing during the 2004 period. In addition, net other income (expense) decreased related to the one-time settlement of certain litigation during the first nine months of 2003.

     Non-operating income (expense).

                                                       Three months ended                  Nine months ended
                                                         September 30,                       September 30,
                                                ---------------------------------    -------------------------------
                                                    2004               2003              2004             2003
                                                --------------    ---------------    -------------    --------------
                                                                          (In thousands)

Interest expense on debt payable
   to the Capital Trust                         $      2,357      $       3,630      $      9,604     $     10,712
Other interest expense                                   742                328             1,893            1,504
                                                --------------    ---------------    -------------    --------------

                                                $      3,099      $       3,958      $     11,497     $     12,216
                                                ==============    ===============    =============    ==============

Dividend and interest income                    $         68      $          74      $        304     $        255
Equity in earnings of common
   securities of the Capital Trust                       103                109               320              321
Foreign exchange (losses) gains                         (471)               240               100             (647)
Gain on BUCS exchange, net                            15,465                  -            15,465                -
Other, net                                               234               (430)              107             (512)
                                                --------------    ---------------    -------------    --------------

                                                $     15,399      $          (7)     $     16,296     $       (583)
                                                ==============    ===============    =============    ==============



     Prior to September 1, 2004, quarterly interest expense on the Company's debt payable to the Capital Trust approximated $3.4 million, exclusive of any accrued interest on deferred interest payments. On September 1, 2004, the Company exchanged 97.1% of its outstanding BUCS for its Series A Preferred Stock, resulting in a $15.5 million non-cash non-operating gain (see "Liquidity and Capital Resources - Other" and Note 9 to the Consolidated Financial Statements). Interest expense related to the remaining debt payable to the Capital Trust is approximately $0.1 million per quarter.

     In October 2002, the Company exercised its right to defer future interest payments on this debt effective with the Company's December 1, 2002 scheduled interest payment. Interest continued to accrue at the 6.625% coupon rate on the principal and unpaid interest. On March 24, 2004, the Company's Board of Directors approved resumption of scheduled quarterly interest payments on the Subordinated Debentures beginning with the payment on June 1, 2004. The Company's Board also approved payment of all previously deferred interest on the Subordinated Debentures. On April 15, 2004, the Company paid the deferred interest in the amount of $21.7 million, $21.0 million of which related to the BUCS.

     Income taxes. The Company operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income or loss can impact the Company's overall effective tax rate. For the three and nine months ended September 30, 2004 and 2003, the Company's income tax rate varied from the U.S. statutory rate primarily due to changes in the deferred income tax valuation allowance related to the Company's tax attributes with respect to the "more-likely-than-not" recognition criteria during those periods. See Note 12 to the Consolidated Financial Statements. The Company's current income tax expense during the nine months ended September 30, 2004 and for the three and nine months ended September 30, 2003 relates primarily to its operations in France.

     The Company periodically reviews its deferred income tax assets to determine if future realization is more likely than not. During the third quarter of 2004, due to a change in estimate of the Company's ability to utilize the benefits of its net operating loss ("NOL") carryforwards in Germany, the Company determined that its deferred income tax asset in Germany now meets the "more-likely-than-not" recognition criteria. Accordingly, the Company reversed the $0.7 million valuation allowance attributable to such deferred income tax asset.

     In addition, the Company's deferred income tax asset valuation allowance related to income from continuing operations decreased by $7.0 million during the first nine months of 2004, primarily due to the utilization of the U.S. and U.K. NOL carryforwards, the benefit of which had previously not met the "more-likely-than-not" recognition criteria. As of September 30, 2004, the Company had cumulative valuation allowances in the U.S. and U.K. of approximately $85 million offsetting its deferred income tax assets, primarily related to net operating loss carryforwards, capital loss carryforwards, minimum pension liability and other temporary differences. The Company has concluded that the benefit from these items does not currently meet the "more-likely-than-not" recognition criteria, in part because the Company has not demonstrated a recent pattern of taxable income for a time period sufficient to overcome the negative evidence generated by prior operating losses. The Company will continue to monitor and evaluate these deferred income tax asset valuation allowances in light of all available evidence, and it is possible that at some point in the future the Company will conclude that the weight of positive evidence is sufficient to support reversal of the applicable portion of its valuation allowances.

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law contains several provisions that could impact the Company. These provisions provide for, among other things, a special deduction from U.S. taxable income equal to a stipulated percentage of qualified income from domestic manufacturing activities (as defined) beginning in 2005, and a special 85% dividends received deduction for certain dividends received from controlled foreign corporations, subject to certain limitations. The Company is still studying the new law, including the technical provisions related to the two complex provisions noted above that are also subject to numerous limitations. The effect on the Company of the new law, if any, has not yet been determined, in part because the Company has not yet determined whether its operations qualify for the special deduction or whether it would benefit from the special dividends received deduction.

     Dividends on Series A Preferred Stock. Shares of the Company's Series A Preferred Stock are convertible, at any time, at the option of the holder thereof, into one and two-thirds shares of the Company's common stock, subject to adjustment in certain events. The Series A Preferred Stock is not mandatorily redeemable, but is redeemable at the option of the Company under certain circumstances. When, as and if declared by the Company's board of directors, holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends at the rate of 6.75% of the $50 per share liquidation preference per annum per share (equivalent to $3.375 per annum per share). Subsequent to September 30, 2004, the Company's board of directors declared a dividend of $0.84375 per share, payable on December 15, 2004 to holders of record of Series A Preferred Stock as of the close of trading on December 1, 2004.

     European operations. The Company has substantial operations located in Europe, principally the United Kingdom, France and Italy. Approximately 43% of the Company's sales originated in Europe for the nine months ended September 30, 2004, of which approximately 60% were denominated in the British pound sterling or the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for the Company's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of the Company's European subsidiaries are those of their respective countries, and the European subsidiaries are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of the Company's European operations may be in U.S. dollars or in functional currencies. The Company's export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations.

     The Company does not use currency contracts to hedge its currency exposures. Net currency transaction gains/losses included in the Company's results of operations were a loss of $0.5 million during the three months ended September 30, 2004 and a gain of $0.2 million during the three months ended September 30, 2003. Net currency transaction gains/losses were a gain of $0.1 million during the nine months ended September 30, 2004 and a loss of $0.6 million during the nine months ended September 30, 2003. At September 30, 2004, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $37.8 million and $39.7 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable and accounts payable.

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

     The Company expects its full year 2004 sales revenue to range from $495 million to $505 million (narrowing from previous guidance of between $490 million and $510 million), with full year 2004 capacity utilization expected to approximate 70% to 75%. Capacity utilization was 72% during the first nine months of 2004. The Company has modified its method of calculating its backlog to include purchase orders under consignment relationships. The Company believes inclusion of these orders provides a more accurate reflection of the Company's overall backlog. Using the modified methodology for all periods, the Company's backlog at the end of September 2004 was $400 million, an $80 million (25%) increase over the $320 million backlog at the end of June 2004 and a $220 million (122%) increase over the $180 million backlog at the end of September 2003.

     The Company continues to expect full year 2004 gross margin to range from 9% to 11% of net sales. The Company's cost of sales is affected by a number of factors, including customer and product mix, material yields, plant operating rates, raw material costs, labor costs and energy costs. Raw material costs represent the largest portion of the Company's manufacturing cost structure. The Company expects to manufacture about one-third of its titanium sponge requirements during 2004. The unit cost in 2004 of titanium sponge manufactured at TIMET's Henderson, Nevada facility is expected to decrease relative to 2003, due primarily to higher sponge plant operating rates as the plant reached full capacity in the second quarter of 2004. The Company expects the aggregate cost of purchased sponge and alloys to increase through the remainder of 2004 and into 2005. Additionally, the industry is currently experiencing higher prices for scrap, and the Company expects those costs to continue to increase throughout 2004 and into 2005. When the demand for titanium melted and mill products begins to increase, the Company's requirements for scrap precede the increase in scrap generation by downstream customers and the supply chain, placing upward pressure on the market price of scrap. The Company is continuing its efforts to increase prices on its products in order to offset the effects of increased raw material and energy costs.

     Selling, general, administrative and development expenses for 2004 should approximate $44 million, an increase of $8 million from 2003. This increase relates primarily to (i) potential employee profit sharing payouts based upon the Company's various incentive compensation arrangements, (ii) additional auditing and consulting costs expected to be incurred relative to the Company's compliance with the Sarbanes-Oxley Act's internal control requirements and (iii) increases in costs related to the Company's intercompany services agreement with Contran.

     The Company currently anticipates that it will receive orders from Boeing for about 1.6 million pounds of product during 2004. At this projected order level, the Company expects to recognize about $22 million of income in 2004 under the Boeing LTA's take-or-pay provisions.

     The Company expects its 2004 operating income to range between $33 million and $38 million (narrowed from previous guidance of between $28 million and $38 million). Excluding the Boeing take-or-pay income, operating income in 2004 is expected to range from $11 million to $16 million. Interest expense should approximate $13 million in 2004, including interest on the Company's Subordinated Debentures held by the Capital Trust.

     Dividends on Series A Preferred Stock should approximate $4 million in 2004, resulting in 2004 full year net income attributable to common stockholders of between $34 million and $39 million. Excluding the Boeing take-or-pay income, the Company would expect 2004 net income attributable to common stockholders to range from $12 million to $17 million. The Company's current estimate of net income attributable to common stockholders has increased from previous guidance of between $8 million and $18 million, primarily as a result of the $15.5 million non-operating BUCS exchange gain recognized in the third quarter of 2004 and the expected reversal of the deferred income tax asset valuation allowance related to utilization of a portion of the Company's capital loss carryforwards in the fourth quarter of 2004. The Company currently anticipates selling certain real property at its Henderson, Nevada facility in the fourth quarter of 2004, and although the Company does not anticipate recognizing any gain on the sale for book purposes until the Company ceases continuing involvement with the property in 2005, a gain for federal income tax purposes would occur at the time of the sale. As a result, the "more-likely-than-not" recognition criteria would be met relative to the portion of the Company's capital loss carryforwards utilized to offset any tax gain on the sale, which would require reversal of a portion of the deferred income tax asset valuation allowance in the fourth quarter of 2004.

     The Company expects its cash flows from operating activities to be negative during 2004, primarily reflecting the Company's accumulation of inventory to meet expected customer demand over the next several months, higher raw material prices and the 2004 resumption of quarterly interest payments on the Subordinated Debentures and payment of the $19 million of deferred interest payments on the Subordinated Debentures that were accrued as of December 31, 2003. Capital expenditures during 2004 are expected to approximate $24 million, a decrease from the Company's previous guidance of $29 million due in part to the timing of construction of a wastewater neutralization plant at the Henderson facility (scheduled to be completed in the first half of 2005 - see also Note
14). Depreciation and amortization should approximate $33 million in 2004. The Company currently expects its full-year cash contributions to its defined benefit pension plans to approximate $10 million and expects its pension expense to approximate $8 million in 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash flows for the nine months ended September 30, 2004 and 2003 are presented below. The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.


                                                                              Nine months ended September 30,
                                                                        --------------------------------------------
                                                                                2004                    2003
                                                                        --------------------    --------------------
                                                                                      (In thousands)
Cash (used) provided by:
   Operating activities                                                 $         (19,414)      $         50,605
   Investing activities                                                           (40,003)                (5,948)
   Financing activities                                                            32,576                (21,121)
                                                                        --------------------    --------------------

   Net cash (used) provided by operating,
     investing and financing activities                                 $         (26,841)      $         23,536
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

     Net income attributable to common stockholders was $24.4 million for the nine months ended September 30, 2004, compared to a net loss attributable to common stockholders of $22.9 million for the nine months ended September 30, 2003.

     Accounts receivable increased during the first nine months of 2004 primarily as a result of increased sales. Accounts receivable was relatively unchanged during the first nine months of 2003. Inventories increased during the first nine months of 2004 as a result of increased run rates and related inventory build in order to meet expected customer demand during the balance of 2004 and into 2005, as well as the effects of increased raw material costs. Inventories decreased during the first nine months of 2003 as a result of higher melted product sales volumes during the first half of 2003 and the Company's focus on inventory reduction.

     Changes in accounts payable and accrued liabilities reflect, among other things, the timing of payments to suppliers of titanium sponge, titanium scrap and other raw material purchases. Accrued liabilities increased during the first nine months of 2004 primarily due to (i) a $9.6 million increase in the
Company's accrual for incentive compensation for potential employee profit sharing payments and (ii) an increase to the Company's accrual for costs expected to be incurred for environmental remediation at the Company's Henderson, Nevada facility. These increases were partially offset by (i) payment of the $2.8 million final installment related to termination of the prior Wyman-Gordon agreement, (ii) a $1.9 million reduction of the Company's vacation accrual related to the Company's modification of its vacation policy for its U.S salaried employees and (iii) a $3.5 million reclassification of the Company's defined benefit pension liability from current to noncurrent, as the Company's short-term cash contribution requirements have decreased significantly.

     The increase in customer advances during the first nine months of 2004 and 2003 primarily reflects the Company's receipt of the $27.9 million and $27.7 million advances from Boeing in January 2004 and 2003, respectively, partially offset by the recognition of Boeing-related take-or-pay income and the application of customer purchases through September 30, 2004 and 2003. Under the terms of the amended Boeing LTA, in years 2002 through 2007, Boeing advances TIMET $28.5 million annually, less $3.80 per pound of titanium product purchased from TIMET by Boeing subcontractors during the preceding year.

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

     Investing activities. The Company's capital expenditures were $10.9 million for the nine months ended September 30, 2004, compared to $6.0 million for the comparable period in 2003, principally for replacement of machinery and equipment and capacity maintenance. During the first nine months of 2004, the Company purchased 2,212,820 shares of CompX Class A common stock for $26.7 million and 221,100 shares of NL common stock for $2.5 million. On October 19, 2004, the Company purchased an additional 3,500 shares of CompX Class A common stock for an aggregate of $0.1 million. See further discussion in Note 3 to the Consolidated Financial Statements.

     Financing activities. The Company had $33.8 million of net borrowings during the nine months ended September 30, 2004, primarily to support the Company's accumulation of inventory in order to meet expected customer demand during the balance of 2004 and into 2005 and to fund its investing activities. Cash used during the nine months ended September 30, 2003 was due primarily to the Company's $18.5 million of net repayments on its outstanding borrowings upon the Company's receipt of the $27.7 million Boeing advance in January 2003. In addition, the Company's 70%-owned subsidiary, TIMET Savoie, S.A. made dividend payments of $0.7 million and $1.9 million during the second quarter of 2004 and 2003, respectively, to its 30% minority partner.

     Borrowing arrangements. Under the terms of the Company's U.S. asset-based revolving credit agreement, which matures in February 2006, borrowings are limited to the lesser of $105 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). During the first quarter of 2004, the Company amended its U.S. credit facility to, among other things, allow the Company the flexibility to remove the equipment component from the determination of the Company's borrowing availability in order to avoid the costs of an appraisal. The Company took advantage of this flexibility during the first quarter of 2004, effectively reducing the Company's current borrowing availability in the U.S. by $12 million. However, the Company can regain this availability by completing an updated equipment appraisal. Interest generally accrues at rates that vary from LIBOR plus 2% to LIBOR plus 2.5%. Borrowings are collateralized by substantially all of the Company's U.S. assets. The credit agreement prohibits the payment of distributions in respect of the Capital Trust's BUCS and dividends on Series A Preferred Stock if "excess availability," as defined, is less than $25 million, limits additional indebtedness, prohibits the payment of dividends on the Company's common stock if excess availability is less than $40 million, requires compliance with certain financial covenants and contains other covenants customary in lending transactions of this type. The Company was in compliance in all material respects with all covenants for the three and nine months ended September 30, 2004 and for all periods during the year ended December 31, 2003. At September 30, 2004, the Company had borrowings of $33.7 million and excess availability (defined as borrowing availability less outstanding borrowings and certain contractual commitments such as letters of credit) was $59.9 million, under the U.S. credit agreement.

     The Company's subsidiary, TIMET UK, has a credit agreement that provides for borrowings limited to the lesser of (pound)22.5 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and property, plant and equipment ("borrowing availability"). The credit agreement includes a revolving and term loan facility and an overdraft facility (the "U.K. Facilities") and matures in December 2005. Borrowings under the U.K. Facilities can be in various currencies, including U.S. dollars, British pounds sterling and euros. Borrowings accrue interest at rates that vary from LIBOR plus 1% to LIBOR plus 1.25% and are collateralized by substantially all of TIMET UK's assets. The U.K. Facilities require the maintenance of certain financial ratios and amounts and other covenants customary in lending transactions of this type. TIMET UK was in compliance in all material respects with all covenants for the three and nine months ended September 30, 2004 and for all periods during the year ended December 31, 2003. At September 30, 2004, the Company had no borrowings and unused borrowing availability was $40.7 million, under the U.K. Facilities.

     The Company also has overdraft and other credit facilities at certain of its other European subsidiaries. These facilities accrue interest at various rates and are payable on demand. At September 30, 2004, the Company had outstanding borrowings of $0.1 million, and unused borrowing availability was $16.2 million, under these facilities.

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

     In March 2004 the Company's Board of Directors approved a five-for-one split of the Company's common stock, which was effected after the close of trading on August 27, 2004 in the form of a stock dividend. All share and per share data has been adjusted for the effect of the stock split in all periods presented.

     In August 2004, the Company completed an exchange offer, pursuant to which the Company had offered to exchange any and all of the 4,024,820 outstanding BUCS issued by the Capital Trust for shares of the Company's Series A Preferred Stock at the exchange rate of one share of Series A Preferred Stock for each BUCS. Based upon the 3,909,103 BUCS tendered and accepted for exchange as of the close of the offer on August 31, 2004, the Company issued 3,909,103 shares of Series A Preferred Stock in exchange such BUCS. During the third quarter of 2004, the Company recognized a $15.5 million non-cash non-operating gain on the BUCS exchange, reflecting the difference between the carrying value of the related Subordinated Debentures ($195.5 million) and the fair value of the Series A Preferred Stock issued ($173.7 million, based on the closing price of the BUCS on August 31, 2004 according to NASDAQ's website of $45.25 per share, less $3.2 million attributable to accrued and unpaid dividends), less $6.3 million of unamortized deferred financing costs related to the exchanged BUCS.

     Each share of the Series A Preferred Stock is convertible, at any time, at the option of the holder thereof, into one and two-thirds shares of the Company's common stock, subject to adjustment in certain events. The Series A Preferred Stock is not mandatorily redeemable, but is redeemable at the option of the Company under certain circumstances. When, as and if declared by the Company's board of directors, holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends at the rate of 6.75% of the $50 per share liquidation preference per annum per share (equivalent to $3.375 per annum per share). Subsequent to September 30, 2004, the Company's board of directors declared a dividend of $0.84375 per share, payable on December 15, 2004 to holders of record of Series A Preferred Stock as pf the close of trading on December 1, 2004. See Note 10 to the consolidated financial statements.

     During the third quarter of 2004, the President of the United States approved a petition filed by the Company to eliminate a special tariff exemption for titanium wrought products imported into the United States from Russia under the Generalized System of Preferences ("GSP"). Under the GSP program, the President has the authority to suspend normal trade tariffs on imports of designated products from certain developing countries. Normal customs duties on titanium wrought products from Russia had been suspended since 1998. This action means that duties on imports of titanium wrought product from Russia, where one of the Company's main competitors is located, will return to the normal tariff of 15% during the fourth quarter of 2004.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a complete discussion of the Company's market risks, refer to the Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the 2003 Annual Report. During the nine months ended September 30, 2004, the Company purchased certain publicly-traded equity securities that are exposed to market risk due to changes in prices of the securities as reported on the New York Stock Exchange. The aggregate market value of these equity securities at September 30, 2004 was $40.8 million, as compared to a cost basis of $29.2 million. The potential change in the aggregate market value of these securities, assuming a 10% change in prices, would be $4.1 million at September 30, 2004. See also Note 3 to the Consolidated Financial Statements.

Item 4. CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures of the Company that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Both J. Landis Martin, the Company's Chief Executive Officer, and Bruce P. Inglis, the Company's Vice President - Finance, Corporate Controller and Treasurer, have evaluated the Company's disclosure controls and procedures as of September 30, 2004. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

     There has been no change to the Company's system of internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company's management to annually report on internal control over financial reporting starting with the Company's Annual Report on Form 10-K for the year ended December 31, 2004 ("2004 Annual Report"). The Company's independent registered public accounting firm is also required to attest annually to the Company's internal control over financial reporting. In order to achieve compliance with
Section 404, the Company has been documenting, testing and evaluating its internal control over financial reporting using a combination of internal and external resources. The process of documenting, testing and evaluating the Company's internal control over financial reporting under the applicable guidelines is complex and time consuming. The Company currently believes it has dedicated the appropriate resources and that it will be able to comply fully with the requirements of Section 404 for its 2004 Annual Report, and be in a position to conclude whether or not the Company's internal control over financial reporting is effective as of December 31, 2004. However, because the applicable requirements are complex and unforseen events could arise beyond the Company's control, the Company is unable to provide assurance that it will ultimately be able to comply fully with the requirements of Section 404 for its 2004 Annual Report.

PART II. - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     Reference is made to Note 14 of the Consolidated Financial Statements, which information is incorporated herein by reference, and to the Company's 2003 Annual Report for descriptions of certain previously reported legal proceedings.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          3.1 Form of Certificate of Designations, Rights and Preferences of 6 3/4 % Series A Convertible Preferred Stock incorporated by reference to Exhibit 4.1 to Pre-effective Amendment No. 1 to Registration Statement on Form S-4 of Registrant filed with the SEC on June 23, 2004 as Securities Exchange Commission file No. 333-114218

          3.2 Bylaws of Titanium Metals Corporation, as Amended and Restated, dated August 31, 2004, incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed with the SEC on September 2, 2004

          10.1 Amendment No. 4 to Loan and Security Agreement by and among Congress Financial Corporation (Southwest) as Lender and Titanium Metals Corporation and Titanium Hearth Technologies, Inc. as borrowers, dated June 2, 2004, incorporated by reference to
               Exhibit 10.1 to the Pre-effective Amendment No.1 to Registration Statement on Form S-4 Filed by Registrant with the SEC on June 23, 2004 as Securities Exchange Commission File No. 333-114218

          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


          Note:The Company has retained a signed original of any exhibit listed above that contains signatures, and the Company will provide any such exhibit to the SEC or its staff upon request. Such request should be directed to the attention of the Company's Corporate Secretary at the Company's corporate offices located at 1999 Broadway, Suite 4300, Denver, Colorado 80202.

          (b) Reports on Form 8-K filed by the registrant for the quarter ended September 30, 2004 and through November 5, 2004:



               Date of Report                   Items Reported
           ----------------------           -----------------------

             July 2, 2004                              9
             August 5, 2004                         9 and 12
             August 11, 2004                           9
             August 11, 2004                           9
             August 27, 2004                     7.01 and 9.01
             September 2, 2004                   5.02 and 9.01
             September 10, 2004                  7.01 and 9.01
             September 13, 2004                  7.01 and 9.01
             October 4, 2004                     7.01 and 9.01
             October 8, 2004                     8.01 and 9.01
             October 21, 2004                    8.01 and 9.01
             November 5, 2004                2.02, 7.01 and 9.01

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TITANIUM METALS CORPORATION
                                          --------------------------------------



Date: November 5, 2004                By  /s/ J. Landis Martin
                                          --------------------------------------
                                          J. Landis Martin
                                          Chairman of the Board, President and
                                            Chief Executive Officer


Date: November 5, 2004                By  /s/ Bruce P. Inglis
                                          --------------------------------------
                                          Bruce P. Inglis
                                          Vice President - Finance, Corporate
                                            Controller and Treasurer