Form 10-K
period 2004-12-31
TITANIUM METALS CORP
filed 2005-03-16
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 X   ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
---  ACT OF 1934

                   For the fiscal year ended December 31, 2004
                                             -----------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                         Commission file number 0-28538
                                                -------

                           Titanium Metals Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      13-5630895
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
 incorporation or organization)

                1999 Broadway, Suite 4300, Denver, Colorado 80202
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


       Registrant's telephone number, including area code: (303) 296-5600
                                                           --------------


           Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($.01 par value)                 New York Stock Exchange
-----------------------------        -------------------------------------------
   (Title of each class)             (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:

            6 3/4% Series A Convertible Preferred Stock ($.01 par value)
           ----------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X   No
                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ___

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2).  Yes  X   No
                                          ---     ---

As of June 30, 2004, 15,945,010 shares of common stock were outstanding. The aggregate market value of the 7,465,975 shares of voting stock held by nonaffiliates of Titanium Metals Corporation as of such date approximated $138.2 million. There are no shares of non-voting stock outstanding. As of March 14, 2005, 15,988,350 shares of common stock were outstanding.

                      Documents incorporated by reference:

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Information

     The statements contained in this Annual Report on Form 10-K ("Annual Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and in Item 1
- Business, Item 2 - Properties, Item 3 - Legal Proceedings and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "could," "anticipates," "expects" or comparable terminology or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including risks and uncertainties in those portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission ("SEC") which include, but are not limited to, the cyclicality of the commercial aerospace industry, the performance of aerospace manufacturers and the Company under their long-term agreements, the renewal of certain long-term agreements, the difficulty in forecasting demand for titanium products, global economic and political conditions, global productive capacity for titanium, changes in product pricing and costs, the impact of long-term contracts with vendors on the ability of the Company to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, fluctuations in currency exchange rates, fluctuations in the market price of marketable securities, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product development, the supply of raw materials and services, changes in raw material and other operating costs (including energy costs), possible disruption of business or increases in the cost of doing business resulting from terrorist activities or global conflicts, the Company's ability to achieve reductions in its cost structure, the potential for adjustment of the Company's deferred income tax asset valuation allowance and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

                                     PART I

ITEM 1: BUSINESS

     General. Titanium Metals Corporation ("TIMET" or the "Company") was originally formed in 1950 and was incorporated in Delaware in 1955. TIMET is one of the world's leading producers of titanium melted and mill products. The Company is the only producer with major titanium production facilities in both the United States and Europe, the world's principal markets for titanium consumption. TIMET is currently the only major producer of titanium sponge, a key raw material, in the United States.

     Titanium was first manufactured for commercial use in the 1950s. Titanium's unique combination of corrosion resistance, elevated-temperature performance and high strength-to-weight ratio makes it particularly desirable for use in commercial and military aerospace applications where these qualities are essential design requirements for certain critical parts such as wing supports and jet engine components. While aerospace applications have historically accounted for a substantial portion of the worldwide demand for titanium, the number of non-aerospace end-use markets for titanium has expanded substantially. Today, numerous industrial uses for titanium exist, including chemical plants, power plants, desalination plants and pollution control equipment. Demand for titanium is also increasing in emerging markets with such diverse uses as offshore oil and gas production installations, military armor, automotive, geothermal facilities and architectural applications.

     TIMET's products include titanium sponge, melted products, mill products and industrial fabrications. The titanium industry is comprised of several manufacturers that, like TIMET, produce a relatively complete range of titanium products and a significant number of producers worldwide that manufacture a limited range of titanium mill products. Based on the Company's industry experience and information obtained from publicly-available external resources (e.g., United States Geological Survey, International Titanium Association and Japan Titanium Society), the Company estimates that it accounted for approximately 18% of worldwide industry shipments of titanium mill products in 2004 and 2003 and approximately 10% and 8% of worldwide titanium sponge production in 2004 and 2003, respectively.

     The Company's long-term strategy is to maximize the value of its core aerospace business while also developing new markets, applications and products to help reduce its traditional dependence on the aerospace industry. In the near-term, the Company continues to focus on maintaining a lean cost structure, managing its raw material requirements, improving the quality of its products and processes and taking other actions to continue to generate positive cash flow and further expand its profitability.

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

     The following table illustrates the Company's estimates of titanium industry mill product shipments during 2004 and 2003:


                                                                       Year ended December 31,
                                                                  ----------------------------------          %
                                                                       2004               2003             change
                                                                  ----------------    --------------     -----------
                                                                            (metric tons)
Mill product shipments to:
  Commercial aerospace sector                                           20,900              16,000            +31%
  Military aerospace sector                                              4,000               4,100             -2%
                                                                  ----------------    --------------

  Total aerospace industry                                              24,900              20,100            +24%
                                                                  ================    ==============

Aggregate mill product shipments to all industries                      61,800              50,200            +23%
                                                                  ================    ==============

     The Company's business is more dependent on aerospace demand than is the overall titanium industry, as approximately 70% of the Company's mill product shipment volume in 2004 was to the aerospace industry (58% commercial aerospace and 12% military aerospace), whereas approximately 40% of the overall titanium industry's shipment volume in 2004 was to the aerospace industry, as indicated by the above table.

     The cyclical nature of the aerospace industry has been the principal driver of the historical fluctuations in the performance of most titanium companies. Over the past 20 years, the titanium industry had cyclical peaks in mill product shipments in 1989, 1997 and 2001 and cyclical lows in 1983, 1991, 1999 and 2002. Prior to 2004, demand for titanium reached its highest level in 1997 when industry mill product shipments reached approximately 60,700 metric tons. However, since 1997, industry mill product shipments have fluctuated significantly, primarily due to a continued change in demand for titanium from the commercial aerospace sector. The Company estimates that industry shipments approximated 50,200 metric tons in 2003 and 61,800 metric tons in 2004. The Company currently expects total industry mill product shipments will increase from 2004 levels to approximately 71,000 metric tons in 2005.

     The Airline Monitor, a leading aerospace publication, traditionally issues forecasts for commercial aircraft deliveries each January and July. According to The Airline Monitor, large commercial aircraft deliveries for the 1996 to 2004 period peaked in 1999 with 889 aircraft, including 254 wide body aircraft that use substantially more titanium than their narrow body counterparts. Large commercial aircraft deliveries totaled 602 (including 147 wide bodies) in 2004. The following table summarizes The Airline Monitor's most recently issued forecast (January 2005) for large commercial aircraft deliveries over the next five years:


                                                                              % increase (decrease)
                                     Forecasted deliveries                     over previous year
                               -----------------------------------    --------------------------------------
            Year                   Total           Wide bodies             Total             Wide bodies
      ------------------       --------------    -----------------    ----------------    ------------------

            2005                    680                172                    13%                 17%
            2006                    720                171                     6%                 (1%)
            2007                    760                200                     6%                 17%
            2008                    805                240                     6%                 20%
            2009                    795                255                    (1%)                 6%

                                        2

     Deliveries of titanium generally precede aircraft deliveries by about one year, although this varies considerably by titanium product. This correlates to the Company's cycle, which historically precedes the cycle of the aircraft industry and related deliveries. Although global traffic increased in 2004 compared to 2003, persistently high oil prices had an adverse impact on the commercial airline industry. According to The Airline Monitor, the worldwide commercial airline industry's estimated operating loss for 2004 was $5.9 billion, and the projected 2005 operating loss is $2.9 billion. According to ROM Associates, Inc., a leading aerospace research company, global airline passenger traffic returned to pre-September 11, 2001 levels in October 2003. The Company estimates that industry mill product shipments into the commercial aerospace sector will approximate 26,000 metric tons in 2005.

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

     Several of today's active U.S. military programs, including the C-17, F/A-18, F-16 and F-15 began during the Cold War and are forecast to continue production through the end of the current decade. In addition to these established U.S. programs, new U.S. programs offer growth opportunities for increased titanium consumption. The F/A-22 Raptor is currently in low-rate initial production, and the U.S. Air Force currently plans to purchase between 276 and 300 aircraft over the life of the program, depending on funding levels. The recent budget proposed by President Bush provides for an overall increase in spending compared to current levels, principally to continue funding military ground efforts in Iraq and Afghanistan. The current budget proposal also calls for an end to procurement of the F/A-22 in 2008, with total F/A-22 production capped at 179 aircraft. However, final procurement decisions must receive Congressional approval.

     In October 2001, Lockheed-Martin Corporation was awarded the contract for construction of the F-35 Joint Strike Fighter ("JSF"). The JSF is expected to enter low-rate initial production in 2006, and although no specific delivery patterns have been established, procurement is expected to extend over the next 30 to 40 years and to include as many as 3,000 to 4,000 planes. European military programs also have active aerospace programs offering the possibility for increased titanium consumption. Production levels for the Saab Gripen, Eurofighter Typhoon, Dassault Rafale and Dassault Mirage 2000 are all forecasted to remain steady through the end of the decade.

     Since titanium's initial applications in the aerospace sector, the number of end-use markets for titanium has significantly expanded. Established industrial uses for titanium include chemical plants, power plants, desalination plants and pollution control equipment. Rapid growth of the Chinese and other Southeast Asian economies has brought unprecedented demand for titanium-intensive industrial equipment. Titanium continues to gain acceptance in many emerging market applications, including automotive, military armor, energy and architecture. Although titanium is generally higher cost than other competing metals, in many cases customers find the physical properties of titanium to be attractive from the standpoint of weight, performance, longevity, design alternatives, life cycle value and other factors. Although the Company estimates that emerging market demand presently represents only about 5% of the 2004 total industry demand for titanium mill products, the Company believes emerging market demand, in the aggregate, could grow at double-digit rates over the next several years. The Company is actively pursuing these markets.

     The automotive market continues to be an attractive emerging market segment due to its potential for sustainable long-term growth. For this reason, in 2002, TIMET established TiMET Automotive, which is focused on developing and marketing proprietary alloys and processes specifically suited for automotive applications. Titanium is now used in several consumer car applications as well as in numerous motorcycles.

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

     The oil and gas market utilizes titanium for down-hole logging tools, critical riser components, fire water systems and saltwater-cooling systems. Additionally, as offshore development of new oil and gas fields moves into the ultra deep-water depths, market demand for titanium's light-weight, high-strength and corrosion-resistance properties is creating new opportunities for the material. The Company has a group dedicated to developing the expansion of titanium use in this market and in other non-aerospace applications.

     Products and operations. The Company is a vertically integrated titanium manufacturer whose products include:

     (i) titanium sponge, the basic form of titanium metal used in processed titanium products;

     (ii) melted products (ingot and slab), the result of melting sponge and titanium scrap, either alone or with various alloys;

     (iii)mill products that are forged and rolled from ingot or slab, including long products (billet and bar), flat products (plate, sheet and strip) and pipe; and

     (iv) fabrications (spools, pipefittings, manifolds, vessels, etc.) that are cut, formed, welded and assembled from titanium mill products.

     During the past three years, all of TIMET's net sales were generated by the Company's integrated titanium operations (its "Titanium melted and mill products" segment), its only business segment. Business and geographic segment financial information is included in Note 21 to the Consolidated Financial Statements.

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

     Titanium ingot is a cylindrical solid shape that, in TIMET's case, weighs up to 8 metric tons. Titanium slab is a rectangular solid shape that, in TIMET's case, weighs up to 16 metric tons. Each ingot or slab is formed by melting titanium sponge, scrap or both, usually with various other alloys such as vanadium, aluminum, molybdenum, tin and zirconium. Titanium scrap is a by-product of the forging, rolling, milling and machining operations, and significant quantities of scrap are generated in the production process for finished titanium products and components. The melting process for ingot and slab is closely controlled and monitored utilizing computer control systems to maintain product quality and consistency and to meet customer specifications. In most cases, TIMET uses its ingot and slab as the starting material for further processing into mill products. However, it also sells ingot and slab to third parties.

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

     The Company currently is reliant on several outside processors (one of which is owned by a competitor) to perform certain rolling, finishing and other processing steps in the U.S., and certain melting and forging steps in France. In France, the processor is also a joint venture partner in the Company's
70%-owned subsidiary, TIMET Savoie, S.A. ("TIMET Savoie"). During the past several years, the Company has made significant strides toward reducing the reliance on competitor-owned sources for these services, so that any interruption in these functions should not have a material adverse effect on the Company's business, results of operations, financial position or liquidity.

     Distribution. The Company sells its products through its own sales force based in the U.S. and Europe and through independent agents and distributors worldwide. The Company's distribution system also includes eight Company-owned service centers (five in the U.S. and three in Europe), which sell the Company's products on a just-in-time basis. The service centers primarily sell value-added and customized mill products, including bar, flat-rolled sheet and strip. The Company believes its service centers provide a competitive advantage because of their ability to foster customer relationships, customize products to suit specific customer requirements and respond quickly to customer needs.

     Raw materials. The principal raw materials used in the production of titanium ingot, slab and mill products are titanium sponge, titanium scrap and alloys. The following table summarizes the Company's 2004 raw material usage requirements for its melted and mill products:


                                                                          Percentage of total raw
                                                                           material requirements
                                                                        -----------------------------

              Internally produced sponge                                              30%
              Purchased sponge                                                        32%
              Titanium scrap                                                          31%
              Alloys                                                                   7%
                                                                        -----------------------------

                                                                                     100%
                                                                        =============================


     The primary raw materials used in the production of titanium sponge are titanium-containing rutile ore, chlorine, magnesium and petroleum coke. Rutile ore is currently available from a limited number of suppliers around the world, principally located in Australia, South Africa and Sri Lanka. The Company purchases the majority of its supply of rutile ore from Australia. The Company believes the availability of rutile ore will be adequate for the foreseeable future and does not anticipate any interruptions of its rutile supplies. However, there can be no assurance that the Company will not experience interruptions.

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

     During 2004, the Company was the only major U.S. producer of titanium sponge and one of only five major worldwide producers (the others are located in Russia, Kazakhstan and two in Japan). However, it cannot supply all of its needs for all grades of titanium sponge internally and is dependent, therefore, on third parties for a substantial portion of its sponge requirements. Titanium melted and mill products require varying grades of sponge and/or scrap depending on the customers' specifications and expected end use. Presently, TIMET and certain companies in Japan are the only producers of premium quality sponge that currently have complete approval for all significant demanding aerospace applications. Over the past few years, sponge producers in Russia and Kazakhstan have progressed in their efforts to obtain approval for the use of their sponge into all aerospace applications. This qualification process is likely to continue for several more years.

     Historically, the Company has purchased sponge predominantly from producers in Kazakhstan and Japan. In September 2002, the Company entered into a sponge supply agreement, effective from January 1, 2002 through December 31, 2007, which requires minimum annual purchases by the Company. The Company has no other long-term sponge supply agreements. Since 2000, the Company has also purchased sponge from the U.S. Defense Logistics Agency ("DLA") stockpile; however, the DLA stockpile is expected to become fully depleted during 2005. The Company expects to continue to purchase sponge from a variety of sources during 2005.

     The Company utilizes a combination of internally produced, customer returned and externally purchased titanium scrap at its melting locations. Such scrap consists of alloyed and commercially pure solids and turnings. Internally produced scrap is generated in the Company's factories during both melting and mill product processing. Customer returned scrap is generally part of a supply agreement with a customer, which provides a "closed loop" arrangement resulting in supply and cost stability. Externally purchased scrap comes from a wide range of sources, including customers, collectors, processors and brokers. The Company anticipates that 50% to 60% of the scrap it will utilize during 2005 will be purchased from external suppliers, as compared to 52% for 2004. The Company also occasionally sells scrap, usually in a form or grade it cannot economically recycle.

     Market forces can significantly impact the supply or cost of externally produced scrap. The amount of scrap generated in the supply chain varies during the titanium business cycles. During the middle of the cycle, scrap generation and consumption are in relative equilibrium, minimizing disruptions in supply or significant changes in market prices for scrap. Increasing or decreasing cycles tend to cause significant changes in the market price of scrap. Early in the titanium cycle, when the demand for titanium melted and mill products begins to increase, the Company's requirements (and those of other titanium manufacturers) precede the increase in scrap generation by downstream customers and the supply chain, placing upward pressure on the market price of scrap. The opposite situation occurs when demand for titanium melted and mill products begins to decline, placing downward pressure on the market price of scrap. As a net purchaser of scrap, the Company is susceptible to price increases during periods of increasing demand. Although this phenomenon normally results in higher selling prices for melted and mill products, which tends to offset the increased material costs, the Company is somewhat limited in its ability to raise prices by the portion of its business that is under long-term pricing agreements.

     All of the Company's major competitors utilize scrap as a raw material in their melt operations. In addition to use by titanium manufacturers, titanium scrap is used in steel-making operations during production of interstitial-free steels, stainless steels and high-strength-low-alloy steels. Recent strong demand for these steel products, especially from China, has produced a significant increase in demand for titanium scrap at a time when titanium scrap generation rates are at low levels, partly due to lower commercial aircraft build rates. These events created a significantly tightened supply of titanium scrap during 2004, and the Company expects this trend to continue and worsen during 2005. For TIMET, this will translate to lower availability and higher cost for externally purchased scrap in the near-term. The Company's ability to recover these material costs via higher selling prices to its customers is uncertain. The expected increase in commercial aircraft build rates over the next several years, as previously discussed, could have the effect of relieving the shortage of titanium scrap.

     Various alloys used in the production of titanium products are also available from a number of suppliers. However, the recent high level of global demand for steel products also has resulted in a significant increase in the prices for several alloys, such as vanadium and molybdenum. Although availability is not expected to be a problem, the Company's cost for these alloys during 2005 could be as much as double that of 2004.

     Customer agreements. The Company has long-term agreements ("LTAs") with certain major aerospace customers, including, among others, The Boeing Company ("Boeing"), Rolls-Royce plc and its German and U.S. affiliates ("Rolls-Royce"), United Technologies Corporation (Pratt & Whitney and related companies) and Wyman-Gordon Company ("Wyman-Gordon," a unit of Precision Castparts Corporation ("PCC")). Most of these LTAs expire from 2005 through 2008, subject to certain conditions, and generally provide for (i) minimum market shares of the customers' titanium requirements or firm annual volume commitments and (ii) fixed or formula-determined prices (although some contain elements based on market pricing). Generally, the LTAs require the Company's service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types. Certain provisions of these LTAs have been amended in the past and may be amended in the future to meet changing business conditions.

     In certain events of nonperformance by the Company or the customer, the LTAs may be terminated early. Although it is possible that some portion of the business would continue on a non-LTA basis, the termination of one or more of the LTAs could result in a material effect on the Company's business, results of operations, financial position or liquidity. The LTAs were designed to limit selling price volatility to the customer, while providing TIMET with a committed base of volume throughout the aerospace business cycles. To varying degrees, these LTAs effectively obligate TIMET to bear the majority of the risks of increases in raw material and other costs, but also allow TIMET to benefit from decreases in such costs.

     During the third quarter of 2003, the Company and Wyman-Gordon agreed to terminate the 1998 purchase and sale agreement associated with the formation of the titanium castings joint venture previously owned by the two parties. The Company paid Wyman-Gordon a total of $6.8 million in three quarterly installments in connection with this termination, which included the termination of certain favorable purchase terms. The Company recorded a one-time charge for the entire $6.8 million as a reduction to sales in the third quarter of 2003. Concurrently, the Company entered into new long-term purchase and sale agreements with Wyman-Gordon that expire in 2008.

     During 2001, the Company reached a settlement of certain litigation between TIMET and Boeing related to the parties' LTA entered into in 1997. Pursuant to the settlement, the Company received a cash payment of $82 million from Boeing. Under the terms of the LTA, as amended, in 2002 through 2007, Boeing advances TIMET $28.5 million annually less $3.80 per pound of titanium product purchased by Boeing subcontractors under the Boeing LTA during the preceding year. Effectively, the Company collects $3.80 less from Boeing than the LTA selling price for each pound of titanium product sold directly to Boeing and reduces the related customer advance recorded by the Company. For titanium products sold to Boeing subcontractors, the Company collects the full LTA selling price, but gives Boeing credit by reducing the next year's annual advance by $3.80 per pound. The Boeing customer advance is also reduced as the Company recognizes income under the take-or-pay provisions of the LTA, as described in Note 10 to the Consolidated Financial Statements. Under a separate agreement, TIMET must establish and hold buffer stock for Boeing at TIMET's facilities, for which Boeing will be invoiced for an LTA sale by TIMET when such material is produced into a mill product by TIMET. See Item 7 - MD&A for additional information regarding the Boeing LTA.

     The Company also has an LTA with VALTIMET SAS ("VALTIMET"), a manufacturer of welded stainless steel and titanium tubing that is principally sold into the industrial markets. VALTIMET is a 44%-owned affiliate of TIMET. The LTA was entered into in 1997 and expires in 2007. Under the LTA, TIMET has agreed to provide a certain percentage of VALTIMET's titanium requirements at formula-determined selling prices, subject to certain conditions. Certain provisions of this contract have been amended in the past and may be amended in the future to meet changing business conditions.

     Markets and customer base. The following table summarizes the Company's sales revenue by geographical location:


                                                                                 Year ended December 31,
                                                                     -------------------------------------------------
                                                                         2004              2003              2002
                                                                     --------------    --------------    -------------
                                                                           (Percentage of total sales revenue)
Sales revenue to customers within:
  North America                                                                55%               55%              53%
  Europe                                                                       40%               38%              40%
  Other                                                                         5%                7%               7%
                                                                     --------------    --------------    -------------

                                                                              100%              100%             100%
                                                                     ==============    ==============    =============


     Further information regarding the Company's external sales, net income, long-lived assets and total assets by segment can be found in the Company's Consolidated Balance Sheets, Consolidated Statements of Operations and Notes 6 and 21 to the Consolidated Financial Statements.

     Substantially all of the Company's sales and operating income are derived from operations based in the U.S., the U.K., France and Italy. As shown in the below table, the Company generates over two-thirds of its sales revenue from sales to the aerospace industry (commercial and military sectors). The Company expects that a similar percentage of its 2005 sales revenue will be to the aerospace industry. As previously noted, the Company has LTAs with certain major aerospace customers, including Boeing, Rolls-Royce, UTC and Wyman-Gordon. This concentration of customers may impact the Company's overall exposure to credit and other risks, either positively or negatively, in that all of these customers may be similarly affected by the same economic or other conditions. The following table provides supplemental sales revenue information regarding the Company's dependence on certain industries and customer relationships:


                                                                               Year ended December 31,
                                                                  --------------------------------------------------
                                                                       2004              2003              2002
                                                                  ---------------    --------------    -------------
                                                                         (Percentage of total sales revenue)
Sales revenue to:
  Aerospace industry:
     Commercial aerospace sector                                           57%                57%              56%
     Military aerospace sector                                             13%                11%              11%
                                                                  ---------------    -------------    --------------

  Total aerospace industry                                                 70%                68%              67%
                                                                  ===============    =============    ==============

  Customers under LTAs                                                     44%                41%              37%
                                                                  ===============    =============    ==============
  Significant customers under LTAs: (1)
     Rolls-Royce and other Rolls-Royce suppliers (2)                       15%                15%              12%
                                                                  ===============    =============    ==============

  Ten largest customers                                                    48%                44%              43%
                                                                  ===============    =============    ==============
  Significant customers: (1)
     PCC and related entities                                              13%                13%               9%
                                                                  ===============    =============    ==============
--------------------------------------------------------------------------------------------------------------------

(1)  Greater than 10% of net sales.
(2) Includes direct sales to certain of the PCC-related entities under the terms of the Rolls-Royce LTAs.




     The  primary  market for  titanium  products  in the  commercial  aerospace industry consists of two major manufacturers of large (over 100 seats) commercial airframes - Boeing Commercial Airplanes Group (a unit of Boeing) and Airbus (80% owned by European Aeronautic Defence and Space Company and 20% owned by BAE Systems). In addition to the airframe manufacturers, the following four manufacturers of large civil aircraft engines are also significant titanium users - Rolls-Royce, General Electric Aircraft Engines, Pratt & Whitney and Societe Nationale d<180>Etude et de Construction de Moteurs d<180>Aviation ("Snecma"). The Company's sales are made both directly to these major manufacturers and to companies (including forgers such as Wyman-Gordon) that use the Company's titanium to produce parts and other materials for such manufacturers. If any of the major aerospace manufacturers were to significantly reduce aircraft and/or jet engine build rates from those currently expected, there could be a material adverse effect, both directly and indirectly, on the Company.

     The backlogs for Boeing and Airbus reflect orders for aircraft to be delivered over several years. Changes in the economic environment and the financial condition of airlines can result in rescheduling or cancellation of contractual orders. Accordingly, aircraft manufacturer backlogs are not necessarily a reliable indicator of near-term business activity, but may be indicative of potential business levels over a longer-term horizon. The following table shows the estimated firm order backlogs for Boeing and Airbus, as reported by The Airline Monitor:


                                                                                   At December 31,
                                                                   -------------------------------------------------
                                                                       2004              2003             2002
                                                                   --------------    -------------    --------------

Firm order backlog - all planes:
  Airbus                                                               1,500             1,454            1,505
  Boeing                                                               1,089             1,101            1,144
                                                                   --------------    -------------    --------------

                                                                       2,589             2,555            2,649
                                                                   ==============    =============    ==============

Firm order backlog - wide body planes:
  Airbus                                                                 466               471              423
  Boeing                                                                 287               230              286
                                                                   --------------    -------------    --------------

                                                                         753               701              709
                                                                   ==============    =============    ==============

Wide body planes as % of total firm order backlog                         29%               27%              27%
                                                                   ==============    =============    ==============


     Wide body planes (e.g., Boeing 747, 767, 777 and 787 and Airbus A330, A340 and A380) tend to use a higher percentage of titanium in their airframes, engines and parts than narrow body planes (e.g., Boeing 737 and 757 and Airbus A318, A319 and A320), and newer models of planes tend to use a higher percentage of titanium than older models. Additionally, Boeing generally uses a higher percentage of titanium in its airframes than Airbus. For example, the Company estimates that approximately 58 metric tons, 43 metric tons and 18 metric tons of titanium are purchased for the manufacture of each Boeing 777, 747 and 737, respectively, including both the airframes and engines. The Company estimates that approximately 24 metric tons, 17 metric tons and 12 metric tons of titanium are purchased for the manufacture of each Airbus A340, A330 and A320, respectively, including both the airframes and engines.

     At year-end 2004, a total of 139 firm orders had been placed for the Airbus A380 superjumbo jet, a program officially launched in 2000 with anticipated first deliveries in 2006. Current estimates are that approximately 77 metric tons of titanium (50 metric tons for the airframe and 27 metric tons for the engines) will be purchased for each A380 manufactured. Additionally, at year-end 2004, a total of 56 firm orders have been placed for the Boeing 787 Dreamliner, a program officially launched in April 2004 with anticipated first deliveries in 2008. Although the 787 will contain more composite materials than a typical Boeing airplane, the Company's preliminary estimates are that approximately 91 metric tons of titanium (80 metric tons for the airframe and 11 metric tons for the engines) will be purchased for each 787 manufactured. However, the final titanium buy weight is likely to vary because the 787 is still in the design phase.

     Outside of aerospace markets, the Company manufactures a wide range of products for customers in the chemical process, oil and gas, consumer, sporting goods, automotive, power generation and armor/armament industries. Approximately 17% of the Company's sales revenue in 2004, 19% in 2003 and 18% in 2002 was generated by sales into industrial and emerging markets, including sales to VALTIMET for the production of welded tubing. For the oil and gas industry, the Company provides seamless pipe for downhole casing, risers, tapered stress joints and other offshore oil and gas production equipment, along with firewater piping systems. In armor and armament, the Company sells plate products for fabrication into applique plate for protection of the entire ground combat vehicle as well as the primary vehicle structure.

     In addition to melted and mill products, which are sold into the aerospace, industrial and emerging markets, the Company sells certain other products such as titanium sponge, titanium tetrachloride and titanium fabrications. Sales of these other products represented 13% of the Company's sales revenue in both 2004 and 2003 and 15% in 2002.

     During 2004, the Company modified its method of calculating its backlog to include replenishment purchase orders placed under consignment relationships. The Company believes inclusion of these orders provides a more accurate reflection of the Company's overall backlog. Using the modified methodology for all periods, the Company's backlog of unfilled orders was approximately $450 million at December 31, 2004, compared to $205 million at December 31, 2003 and $185 million at December 31, 2002. Over 94% of the 2004 year-end backlog is scheduled for shipment during 2005. The Company's order backlog may not be a reliable indicator of future business activity.

     The Company has explored and will continue to explore strategic arrangements in the areas of product development, production and distribution. The Company will also continue to work with existing and potential customers to identify and develop new or improved applications for titanium that take advantage of its unique qualities.

     Competition. The titanium metals industry is highly competitive on a worldwide basis. Producers of melted and mill products are located primarily in the United States, Japan, France, Germany, Italy, Russia, China and the United Kingdom. In addition, producers of other metal products, such as steel and aluminum, maintain forging, rolling and finishing facilities that could be used or modified without substantial capital expenditures to process titanium products.

     There are currently five major, and several minor, producers of titanium sponge in the world. Three of the major producers have announced plans to increase sponge production capacity. TIMET is currently the only major U.S. sponge producer. The Company believes that entry as a producer of titanium sponge would require a significant capital investment and substantial technical expertise.

     The Company's principal competitors in the aerospace titanium market are Allegheny Technologies Incorporated ("ATI") and RTI International Metals, Inc. ("RTI"), both based in the United States, and Verkhnaya Salda Metallurgical Production Organization ("VSMPO"), based in Russia. UNITI (a joint venture between ATI and VSMPO), RTI and certain Japanese producers are the Company's principal competitors in the industrial and emerging markets. The Company competes primarily on the basis of price, quality of products, technical support and the availability of products to meet customers' delivery schedules.

     In the U.S. market, the increasing presence of non-U.S. participants has become a significant competitive factor. Until 1993, imports of foreign titanium products into the U.S. had not been significant. This was primarily attributable to relative currency exchange rates and, with respect to Japan, Russia, Kazakhstan and Ukraine, import duties (including antidumping duties). However, since 1993, imports of titanium sponge, ingot and mill products, principally from Russia and Kazakhstan, have increased and have had a significant competitive impact on the U.S. titanium industry. To the extent the Company is able to take advantage of this situation by purchasing sponge from such countries for use in its own operations, the negative effect of these imports on the Company can be somewhat mitigated.

     Generally, imports of titanium products into the U.S. are subject to a 15% "normal trade relations" tariff. For tariff purposes, titanium products are broadly classified as either wrought (billet, bar, sheet, strip, plate and tubing) or unwrought (sponge, ingot and slab).

     The United States maintains a trade program, referred to as the "generalized system of preferences" or "GSP" program, designed to promote the economies of a number of lesser- developed countries (referred to as "beneficiary developing countries") by eliminating duties on a specific list of products imported from any of these beneficiary developing countries. Of the key titanium producing countries outside the U.S., Russia and Kazakhstan are currently regarded as beneficiary developing countries under the GSP program.

     For most periods since 1993, imports of titanium wrought products from any beneficiary developing country (notably Russia, as a producer of wrought products) were exempted from U.S. import duties under the GSP program. In 2002, TIMET filed a petition seeking the removal of duty-free treatment under the GSP program for imports of titanium wrought products into the U.S. from Russia. During the third quarter of 2004, President Bush approved the petition. This action resulted in a return to the normal 15% tariff on imports of titanium wrought product from Russia.

     In 2002, Kazakhstan filed a petition seeking GSP status on imports of titanium sponge into the U.S., which, if granted, would have eliminated the 15% tariff currently imposed on titanium sponge imported into the U.S. from any beneficiary developing country (notably Russia and Kazakhstan, as producers of titanium sponge). Kazakhstan's petition was denied in 2003.

     The Japanese government has recently raised the elimination or harmonization of tariffs on titanium products, including titanium sponge, for consideration in the next round of multi-lateral trade negotiations through the World Trade Organization (the so-called "Doha Round"), scheduled to start in late 2005. A U.S. competitor has recommended the elimination of U.S. tariffs on titanium sponge imports for consideration in the Doha Round. The Company has urged that no change be made to these tariffs, either on wrought or unwrought products.

     TIMET has successfully resisted, and will continue to resist, efforts to eliminate duties on sponge and unwrought titanium products (whether through the GSP program or otherwise), although no assurances can be made that the Company will continue to be successful in these activities. Further reductions in, or the complete elimination of, any or all of these tariffs could lead to increased imports of foreign sponge, ingot and mill products into the U.S. and an increase in the amount of such products on the market generally, which could adversely affect pricing for titanium sponge, ingot and mill products and thus the Company's business, results of operations, financial position or liquidity.

     Research and development. The Company's research and development activities are directed toward expanding the use of titanium and titanium alloys in all market sectors. Key research activities include the development of new alloys, development of technology required to enhance the performance of TIMET's products in the traditional industrial and aerospace markets and applications development for automotive and other emerging markets. The Company conducts the majority of its research and development activities at its Henderson Technical Laboratory in Henderson, Nevada, with additional activities at its Witton, England facility. The Company incurred research and development costs of $2.9 million in 2004, $2.8 million in 2003 and $3.3 million in 2002.

     In April 2003, the Company was selected by the United States Defense Advanced Research Projects Agency ("DARPA") to lead a program aimed at commercializing the "FFC Cambridge Process." Development work is continuing at the Henderson Technical Laboratory and progress has been made in establishing the fundamentals of the process. While much work remains to be done and success is not certain, research into alternative low cost extraction technologies is one of the Company's core research and development areas. The Company believes that a meaningful reduction in the cost of producing titanium metal would not only make titanium a more attractive material choice within the aerospace industry, but also could provide further opportunities to use titanium in non-aerospace applications where its current cost might be an obstacle.

     Patents and trademarks. The Company holds U.S. and non-U.S. patents applicable to certain of its titanium alloys and manufacturing technology. The Company continually seeks patent protection with respect to its technical base and has occasionally entered into cross-licensing arrangements with third parties. The Company believes the trademarks TIMET(R) and TIMETAL(R), which are protected by registration in the U.S. and other countries, are important to its business. Further, TIMET feels its proprietary TIMETAL Exhaust Grade, patented TIMETAL 62S connecting rod alloy, patented TIMETAL LCB spring alloy and patented TIMETAL Ti-1100 engine valve alloy give it competitive advantages in the automotive market. However, most of the titanium alloys and manufacturing technology used by the Company do not benefit from patent or other intellectual property protection. These patents expire at various times from 2007 through 2013.

     Employees. The following table shows the number of employees at year end for the past 3 years. The cyclical nature of the aerospace industry and its impact on the Company's business is the principal reason the Company periodically implements cost reduction restructurings, reorganizations and other changes that impact the Company's employment levels. The increases during 2003 and 2004 reflect the increase in demand for titanium products during the second half of 2003 and during 2004, somewhat offset by the Company's continued efforts to operate at more efficient levels. The Company currently expects employment to slightly increase throughout 2005 as production continues to increase.

                                                             Employees at December 31,
                                               -------------------------------------------------------
                                                    2004                2003                2002
                                               ----------------    ----------------    ---------------

             U.S.                                     1,376               1,266               1,184
             Europe                                     851                 789                 772
                                               ----------------    ----------------    ---------------

                                                      2,227               2,055               1,956
                                               ================    ================    ===============

     The Company's production, maintenance, clerical and technical workers in Toronto, Ohio, and its production and maintenance workers in Henderson, Nevada are represented by the United Steelworkers of America under contracts expiring in July 2008 and January 2008, respectively. Employees at the Company's other U.S. facilities are not covered by collective bargaining agreements. Approximately 60% of the salaried and hourly employees at the Company's European facilities are represented by various European labor unions. The Company currently has a labor agreement in place with the Company's U.K. employees through 2005. The Company's labor agreement with its French employees is renewed annually.

     The Company currently considers its employee relations to be satisfactory. However, it is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect the Company's business, results of operations, financial position or liquidity.

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

     The Company believes that its operations are in compliance in all material respects with applicable requirements of environmental and worker health and safety laws. The Company's policy is to continually strive to improve environmental, health and safety performance. The Company incurred capital expenditures related to health, safety and environmental compliance and improvement of approximately $5.1 million in 2004, $1.9 million in 2003 and $1.4 million in 2002. The 2004 amount includes $3.9 million related to the construction of a wastewater treatment facility at its Henderson, Nevada location. The Company's capital budget provides for approximately $16 million for environmental, health and safety capital expenditures in 2005, including approximately $13 million for completion of the wastewater treatment facility.

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

     Related parties. At December 31, 2004, Valhi, Inc. ("Valhi") and other entities related to Harold C. Simmons held approximately 52.9% of TIMET's outstanding common stock and 41.3% of the Company's Series A Preferred Stock. See Notes 1 and 18 to the Consolidated Financial Statements.

     Available information. The Company maintains an Internet website at www.timet.com. The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments thereto, are or will be available free of charge at such website as soon as reasonably practicable after they are filed or furnished, as applicable, with the SEC. Additionally, the Company's (i) Corporate Governance Guidelines, (ii) Code of Business Conduct and Ethics and (iii) Audit Committee, Management Development and Compensation Committee and Pension and Employee Benefits Committee charters are also available on the Company's website. Such documents will also be provided to shareholders upon request. Such requests should be directed to the attention of TIMET's Investor Relations Department at TIMET's corporate offices located at 1999 Broadway, Suite 4300, Denver, Colorado 80202.

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

ITEM 2: PROPERTIES

     Set forth below is a listing of the Company's major production facilities. In addition to its U.S. sponge capacity discussed below, the Company's worldwide melting capacity presently aggregates approximately 44,000 metric tons (estimated 28% of world capacity), and its mill product capacity aggregates approximately 19,000 metric tons (estimated 15% of world apacity). Of the Company's worldwide melting capacity, 36% is represented by electron beam cold hearth melting ("EB") furnaces, 62% by vacuum arc remelting ("VAR") furnaces and 2% by a vacuum induction melting ("VIM") furnace.

                                                                                             Annual Practical
                                                                                              Capacities (3)
                                                                                      --------------------------------
                                                                                         Melted              Mill
         Manufacturing Location                      Products Manufactured              Products           Products
------------------------------------------    ------------------------------------    --------------     -------------
                                                                                               (metric tons)

Henderson, Nevada (1)                         Sponge, Ingot                                 12,250                  -
Morgantown, Pennsylvania (1)                  Slab, Ingot, Raw materials
                                                 processing                                 20,000                  -
Toronto, Ohio (1)                             Billet, Bar, Plate, Sheet, Strip                   -              9,900
Vallejo, California (2)                       Ingot (including non-titanium
                                                 superalloys)                                1,600                  -
Ugine, France (2) (4)                         Ingot, Billet                                  1,800              1,300
Waunarlwydd (Swansea), Wales(1)               Bar, Plate, Sheet                                  -              3,900
Witton, England (2)                           Ingot, Billet, Bar                             8,700              8,000

----------------------------------------------------------------------------------------------------------------------

(1)  Owned facility.
(2)  Leased facility.
(3) Practical capacities are variable based on production mix and are not additive.
(4) Practical capacities are based on the approximate maximum equivalent product that CEZUS is contractually obligated to provide.



     The Company has operated its major production facilities at varying levels of practical capacity during the past three years. In 2004, the plants operated at approximately 73% of practical capacity, as compared to 56% in 2003 and 55% in 2002. In 2005, the Company's plants are expected to operate at approximately 75% to 80% of practical capacity. However, practical capacity and utilization measures can vary significantly based upon the mix of products produced.

     United States production. The Company's VDP sponge facility is expected to operate at its full annual practical capacity of 8,600 metric tons during 2005, which is comparable to 2004. VDP sponge is used principally as a raw material for the Company's melting facilities in the U.S. and Europe. The raw materials processing facility in Morgantown, Pennsylvania primarily processes scrap used as melting feedstock, either in combination with sponge or separately.

     The Company's U.S. melting facilities in Henderson, Nevada, Morgantown, Pennsylvania and Vallejo, California produce ingot and slab, which are either used as feedstock for the Company's mill products operations or sold to third parties. These melting facilities are expected to operate at approximately 85% of aggregate annual practical capacity in 2005, up from 76% in 2004.

     Titanium mill products are produced by TIMET in the U.S. at its forging and rolling facility in Toronto, Ohio, which receives ingot or slab principally from the Company's U.S. melting facilities. The Company's U.S. forging and rolling facility is expected to operate at approximately 83% of annual practical capacity in 2005, up from 66% in 2004. Capacity utilization across the Company's individual mill product lines varies.

     European production. The Company conducts its operations in Europe primarily through its wholly owned subsidiaries TIMET UK, Ltd. ("TIMET UK") and Loterios S.p.A. ("Loterios") and its 70% owned subsidiary TIMET Savoie. TIMET UK's Witton, England laboratory and manufacturing facilities are leased pursuant to long-term operating leases expiring in 2014 and 2024, respectively. TIMET Savoie has the right to utilize portions of the Ugine, France plant of Compagnie Europeenne du Zirconium-CEZUS, S.A. ("CEZUS"), the 30% minority partner in TIMET Savoie, pursuant to an agreement expiring in August 2006. The Company and CEZUS have reached an agreement in principle to extend this operating agreement through 2011.

     TIMET UK's melting facility in Witton, England produces VAR ingot used primarily as feedstock for its Witton forging operations. The forging operations process the ingot into billet product for sale to third parties or into an intermediate product for further processing into bar or plate at its facility in Waunarlwydd, Wales. TIMET UK's melting and mill products production in 2005 is expected to operate at approximately 76% and 59%, respectively, of annual practical capacity, compared to 73% and 54%, respectively, in 2004.

     The capacity of TIMET Savoie in Ugine, France is to a certain extent dependent upon the level of activity in CEZUS' zirconium business, which may from time to time provide TIMET Savoie with capacity in excess of that which CEZUS is contractually required to provide. During 2004, TIMET Savoie utilized 107% of the maximum annual capacity CEZUS is contractually required to provide and the Company expects this amount to increase to 123% for 2005.

     Sponge for melting requirements at both TIMET UK and TIMET Savoie that is not supplied by the Company's Henderson, Nevada plant is purchased principally from suppliers in Kazakhstan and Japan.

ITEM 3: LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. See Note 19 to the Consolidated Financial Statements.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 2004 or through March 14, 2005.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     TIMET's  common  stock is traded on the New York  Stock  Exchange  (symbol:
"TIE"). The high and low sales prices for the Company's common stock during 2003 and 2004 are set forth below. All prices have been adjusted to reflect the five-for-one stock split, which became effective after the close of trading on August 27, 2004, and the one-for-ten reverse stock split, which became effective after the close of trading on February 14, 2003.

Year ended December 31, 2004:                  High                 Low
                                         -----------------    -----------------
   First quarter                         $       20.70        $        8.48
   Second quarter                        $       21.58        $       14.35
   Third quarter                         $       24.90        $       18.40
   Fourth quarter                        $       26.60        $       18.51

Year ended December 31, 2003:
   First quarter                         $        4.88        $        3.12
   Second quarter                        $        7.00        $        4.19
   Third quarter                         $        7.68        $        5.83
   Fourth quarter                        $       12.04        $        6.70

     On March 14, 2005, the closing price of TIMET common stock was $36.14 per share. As of March 14, 2005, there were 279 shareholders of record of TIMET common stock, which the Company estimates represent approximately 6,900 actual shareholders.

     In October 2002, the Company exercised its right to defer future interest payments on TIMET's 6.625% Convertible Junior Subordinated Debentures due 2026 ("Subordinated Debentures") held by the TIMET Capital Trust I (the "Capital Trust"), effective for the December 1, 2002 scheduled interest payment. Interest continued to accrue at the 6.625% coupon rate on the principal and unpaid interest until the Company's Board of Directors approved resumption of scheduled quarterly interest payments on the Subordinated Debentures beginning with the payment on June 1, 2004. The Company's Board also approved payment of all previously deferred interest on the Subordinated Debentures. On April 15, 2004, the Company paid the deferred interest in the amount of $21.7 million, $21.0 million of which related to the 6.625% mandatorily redeemable convertible preferred securities, beneficial unsecured convertible securities ("BUCS") issued by the Capital Trust.

     In August 2004, the Company completed an exchange offer pursuant to which the Company had offered to exchange all of the 4,024,820 outstanding BUCS issued by the Capital Trust for shares of the Company's 6.75% Series A Convertible
Preferred Stock (the "Series A Preferred Stock") at the exchange rate of one share of Series A Preferred Stock for each BUCS. Based upon the 3,909,103 BUCS tendered and accepted for exchange as of the close of the offer on August 31, 2004, the Company issued 3,909,103 shares of Series A Preferred Stock in exchange for such BUCS. Holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends at the rate of 6.75% of the $50 per share liquidation preference per annum per share (equivalent to $3.375 per annum per share), when, as and if declared by the Company's board of directors. During the third quarter of 2004, the Company recognized a $15.5 million non-cash, non-operating gain related to the BUCS exchange. See Notes 12 and 14 to the Consolidated Financial Statements.

     The Company's U.S. credit agreement prohibits the payment of dividends on the Company's common stock or the payment of distributions on the BUCS if excess availability, as determined under the agreement, is less than $25 million. See
Note 11 to the Consolidated Financial Statements.

ITEM 6: SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - MD&A.


                                                                      Year ended December 31,
                                              -------------------------------------------------------------------------
                                                 2004           2003           2002           2001            2000
                                              -----------    -----------    -----------    ------------    ------------
                                                      ($ in millions, except per share and selling price data)
STATEMENT OF OPERATIONS DATA:
   Net sales                                  $    501.8     $    385.3     $    366.5     $    486.9      $    426.8
   Gross margin                               $     55.9     $     17.0     $     (3.1)    $     39.9      $      3.9
   Operating income (loss) (1)                $     35.3     $      5.4     $    (20.8)    $     64.5      $    (41.7)
   Interest expense                           $     12.5     $     16.4     $     17.1     $     18.3      $     21.5
   Net income (loss) attributable to
     common stockholders(1)                   $     35.5     $    (13.1)    $   (111.5)    $    (41.8)     $    (38.9)
   Earnings (loss) per share:
     Basic (1)(2)                             $     2.24     $    (0.82)    $    (7.06)    $    (2.65)     $    (2.48)
     Diluted (1)(2)                           $     2.20     $    (0.82)    $    (7.06)    $    (2.65)     $    (2.48)

BALANCE SHEET DATA:
   Cash and cash equivalents (3)              $      7.9     $     37.3     $      6.4     $     24.5      $      9.8
   Total assets (1)                           $    665.5     $    567.4     $    570.1     $    705.6      $    765.7
   Bank indebtedness (4)                      $     43.2     $      -       $     19.4     $     12.4      $     44.9
   Capital lease obligations                  $      0.2     $     10.3     $     10.2     $      8.9      $      8.8
   Debt payable to Capital Trust              $     12.0     $    207.5     $    207.5     $    207.5      $    207.5
   Stockholders' equity                       $    379.7     $    158.8     $    159.4     $    298.1      $    357.5

OTHER OPERATING DATA:
   Cash flows provided (used) by:
     Operating activities                     $    (22.4)    $     65.8     $    (13.6)    $     62.6      $     65.4
     Investing activities                          (44.5)         (14.5)          (7.5)         (16.1)           (4.2)
     Financing activities                           38.7          (22.1)           3.6          (31.4)          (72.8)
                                              -----------    -----------    -----------    ------------    ------------
       Net cash (used) provided               $    (28.2)    $     29.2     $    (17.5)    $     15.1      $    (11.6)

   Melted product shipments (5)                      5.4            4.7            2.4            4.4             3.5
   Average melted product prices (5)          $    13.45     $    12.15     $    14.50     $    14.50      $    13.65
   Mill product shipments (5)                       11.4            8.9            8.9           12.2            11.4
   Average mill product prices (5)            $    32.05     $    31.50     $    31.40     $    29.80      $    28.70
   Active employees at December 31                 2,227          2,055          1,956          2,410           2,220
   Order backlog at December 31(6)            $    450.0     $    205.0     $    185.0     $    240.0      $    265.0
   Capital expenditures                       $     23.6     $     12.5     $      7.8     $     16.1      $     11.2

-----------------------------------------------------------------------------------------------------------------------

(1) See the notes to the Consolidated Financial Statements and Item 7 - MD&A for items that materially affect the 2004, 2003 and 2002 periods. In 2001, the Company recorded (i) net other operating income of $73 million related to the settlement of litigation between TIMET and The Boeing Company, (ii) a $10.8 million pre-tax equipment impairment charge to cost of sales, (iii) a $3.3 million charge to cost of sales for costs related to a tungsten inclusion matter and (iv) a $61.5 million pre-tax impairment charge to other non-operating expense related to the Company's investment in Special Metals Corporation preferred securities. In 2000, the Company recorded (i) a $2.0 million gain on the termination of a sponge purchase agreement with Union Titanium Sponge Corporation at the operating income (loss) level,
     (ii) a $1.2 million gain on the sale of a castings joint venture at the non-operating income (loss) level and (iii) a $1.3 million loss on early extinguishment of debt at the non-operating income (loss) level.
(2) Amounts have been adjusted to reflect the Company's five-for-one stock split, which became effective after the close of trading on August 27, 2004 and the Company's one-for-ten reverse stock split, which became effective after the close of trading on February 14, 2003.
(3) Includes restricted cash and cash equivalents of $0.7 million in 2004, $2.2 million in 2003 and $0.1 million in each of 2002, 2001 and 2000.
(4)  Bank indebtedness represents notes payable and current and noncurrent debt.
     (5) Shipments in thousands of metric tons. Average selling prices stated per kilogram.
(6) Order backlog is defined as unfilled purchase orders (including those under consignment arrangements) which are generally subject to deferral or cancellation by the customer under certain conditions.



ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Overview. The Company estimates that aggregate shipment volumes for titanium mill products in 2004 was derived from the following markets:


                                                      TIMET                             Titanium Industry (1)
                                        ----------------------------------        ----------------------------------
                                         Mill product                              Mill product
                                          shipments          % of total             shipments          % of total
                                        ---------------     --------------        ---------------    ---------------
                                        (Metric tons)                             (Metric tons)

Aerospace:
  Commercial aerospace                         6,575               58%                   20,900              34%
  Military aerospace                           1,395               12%                    4,000               6%
                                        ---------------     --------------        ---------------    ---------------

Total aerospace                                7,970               70%                   24,900              40%
Industrial                                     2,770               24%                   33,900              55%
Emerging                                         625                6%                    3,000               5%
                                        ---------------     --------------        ---------------    ---------------

                                              11,365              100%                   61,800             100%
                                        ===============     ==============        ===============    ===============

--------------------------------------------------------------------------------------------------------------------

(1) Estimates based on the Company's industry experience and information obtained from publicly-available external resources (e.g., United States Geological Survey, International Titanium Association and Japan Titanium Society).



     The titanium industry derives a substantial portion of its demand from the aerospace industry, particularly the highly cyclical commercial aerospace sector. As shown in the table, the Company's business is more dependent on aerospace demand than is the overall titanium industry, and the Company's sales growth during 2004 has benefited from growth in the commercial aerospace sector during this same period.

     Increased sales revenue, however, has been somewhat offset by increased costs. As a result of higher raw material costs and increasing book inventories during 2004, partially offset by increased capacity utilization, the Company's LIFO inventory reserve increased at the end of 2004 as compared to 2003, resulting in a charge to cost of sales of $7.8 million for the full year 2004. Conversely, during 2003, the Company's successful cost reduction efforts and increased capacity utilization provided for lower unit costs, which, when coupled with decreasing book inventories, reduced the Company's LIFO inventory reserve at the end of 2003 as compared to the end of 2002, resulting in a reduction to cost of sales of $11.4 million in 2003.

     In August 2004, the Company completed an exchange offer, pursuant to which the Company had offered to exchange all of the 4,024,820 outstanding BUCS issued by the Capital Trust for shares of the Company's Series A Preferred Stock at the exchange rate of one share of Series A Preferred Stock for each BUCS. Based upon the 3,909,103 BUCS tendered and accepted for exchange as of the close of the offer on August 31, 2004, the Company issued 3,909,103 shares of Series A Preferred Stock in exchange for such BUCS. During the third quarter of 2004, the Company recognized a $15.5 million non-cash, non-operating gain related to the BUCS exchange. See Note 12 to the Consolidated Financial Statements.

     During 2004, the Company recorded $13.6 million ($10.8 million to cost of sales and $2.8 million to selling, general, administrative and development expense) related to certain employee incentive compensation payments expected to be made in 2005 for service in 2004. Comparably, the Company accrued $0.4 million in 2003 related to incentive compensation payments made in 2004 for service in 2003. The increase in incentive compensation expenses in 2004 is primarily due to the Company's improved financial performance during the year.

     Summarized financial information. The following table summarizes certain information regarding the Company's results of operations for the past three years. Average selling prices, as reported by the Company, are a reflection not just of actual selling prices received by the Company, but also include other related factors such as currency exchange rates and customer and product mix in a given period. Consequently, changes in average selling prices from period to period will be impacted by changes occurring not just in actual prices, but by these other factors as well. The percentage change information presented below represents changes from the respective prior year. See "Results of Operations - Outlook" for further discussion of the Company's business expectations for 2005.


                                                                             Year ended December 31,
                                                              ------------------------------------------------------
                                                                   2004                2003               2002
                                                              ---------------     ---------------    ---------------
                                                                 ($ in thousands, except product shipment data)
Net sales:
   Melted products                                            $    72,092         $    57,409        $    34,800
   Mill products                                                  364,248             279,563            278,204
   Other products                                                  65,488              55,132             53,497
   Other (1)                                                            -              (6,800)                 -
                                                              ---------------     ---------------    ---------------

Net sales                                                     $   501,828         $   385,304        $   366,501

Gross margin                                                       55,918              17,030             (3,123)

Gross margin percent of net sales                                      11%                  4%                -1%

Melted products shipments:
   Volume (metric tons)                                             5,360               4,725              2,400
   Average selling prices ($ per kilogram)                    $     13.45         $     12.15        $     14.50

Mill products shipments:
   Volume (metric tons)                                            11,365               8,875              8,860
   Average selling prices ($ per kilogram)                    $     32.05         $     31.50        $     31.40

Percentage change in:
   Sales volume:
     Melted products                                                  +13                 +97                -46
     Mill products                                                    +28                   -                -27

   Average selling prices:
       Melted products                                                +11                 -16                  -
       Mill products                                                   +2                   -                 +5

   Selling prices - excludes changes in product mix:
       Melted products                                                 +7                 -12                 -1
       Mill products in U.S. dollars                                   +6                  -3                 +4
       Mill products in billing currencies (2)                         +2                  -7                 +3

--------------------------------------------------------------------------------------------------------------------

(1) Represents the effect of a $6.8 million reduction to sales related to the termination of a purchase and sale agreement with Wyman-Gordon. See "Results of Operations -- 2004 operations."
(2)  Excludes the effect of changes in foreign currencies.


     Based upon the terms of the Company's LTA with Boeing, the Company receives an annual $28.5 million (less $3.80 per pound of titanium product sold to Boeing subcontractors in the preceding year) customer advance from Boeing in January of each year related to Boeing's purchases from TIMET for that year. This advance continues through 2007. The terms of the LTA allow Boeing to purchase up to 7.5 million pounds of titanium product annually from TIMET through 2007, but limit TIMET's maximum quarterly volume obligation to 3.0 million pounds, only 40% of which may be ingot. The LTA is structured as a take-or-pay agreement such that, beginning in calendar year 2002, Boeing forfeits $3.80 per pound of its advance payment in the event that its orders for delivery are less than 7.5 million pounds in any given calendar year. The Company recognizes income to the extent Boeing's year-to-date orders for delivery plus TIMET's maximum quarterly volume obligations for the remainder of the year total less than 7.5 million pounds. This income is recognized as other operating income and is not included in sales revenue, sales volume or gross margin. Based on actual purchases of approximately 1.7 million pounds during 2004, the Company recognized $22.1 million of take-or-pay income for the year ended December 31, 2004. The Company recognized $23.1 million and $23.4 million of such income during 2003 and 2002, respectively. Had the Company not benefited from such provisions, the Company's results would have been as follows:

                                                                            Year ended December 31,
                                                            --------------------------------------------------------
                                                                 2004                2003                2002
                                                            ----------------    ----------------    ----------------


Operating income (loss), as reported                        $     35,277        $      5,432        $    (20,849)
     Less take-or-pay income                                      22,093              23,083              23,408
                                                            ----------------    ----------------    ----------------

Operating income (loss), excluding take-or-pay              $     13,184        $    (17,651)       $    (44,257)
                                                            ================    ================    ================

Net income (loss) attributable to common                    $     35,540        $    (13,057)       $   (111,530)
   stockholders, as reported
     Less take-or-pay income                                      22,093              23,083              23,408
                                                            ----------------    ----------------    ----------------

Net income (loss) attributable to common
  stockholders, excluding take-or-pay                       $     13,447        $    (36,140)       $   (134,938)
                                                            ================    ================    ================

     2004 operations. Melted product sales increased 26% and mill product sales increased 30% during 2004 as compared to 2003, principally as a result of increased sales volume due to greater market demand and/or share gains across all markets. More specifically, large commercial aircraft deliveries increased from 575 in 2003 to 602 in 2004, and 2005 deliveries are expected to be 680 aircraft. As previously discussed, a substantial portion of the Company's business is tied to the commercial aerospace industry, and sales of titanium generally precede aircraft deliveries by about one year. Therefore, the Company's 2004 net sales have significantly benefited from the increase in production of large commercial aircraft scheduled for delivery in 2005.

     Average selling prices use actual customer and product mix and foreign currency exchange rates prevailing during the respective periods. The Company's melted products are generally sold only in U.S. dollars. Melted product average selling prices during 2004, as compared to 2003, were positively affected by current market conditions and changes in customer and product mix. Mill product average selling prices during 2004, as compared to 2003, were positively affected by the weakening of the U.S. dollar compared to both the British pound sterling and the euro and negatively affected by changes in customer and product mix.

     Gross margin (net sales less cost of sales) increased during 2004 as compared to 2003 primarily as a result of improved plant operating rates (from 56% during 2003 to 73% during 2004), partially offset by increased raw material costs and higher energy costs. Gross margin during 2004 was also impacted by:

     o A $1.6 million reduction in cost of sales related to the modification of the Company's vacation policy. On January 1, 2004, the Company modified its vacation policy for its U.S. salaried employees, whereby such employees no longer accrue their entire year's vacation entitlement on January 1, but rather accrue the current year's vacation entitlement over the course of the year;

     o A $10.8 million charge to cost of sales related to the accrual of previously discussed employee incentive compensation payments expected to be made for 2004; and

     o A $7.8 million charge to cost of sales related to the previously discussed increase in the Company's LIFO inventory reserve.

     Comparatively, gross margin during 2003 was impacted by:

     o An $11.4 million reduction in cost of sales related to the previously discussed decrease in the Company's LIFO inventory reserve;

     o A $1.7 million reduction in cost of sales related to a revision of the Company's estimate of probable loss associated with a previously reported tungsten inclusion matter; and

     o A $6.8 million reduction in sales related to the termination of a purchase and sale agreement with Wyman-Gordon. Concurrently, the Company and Wyman-Gordon entered into new long-term purchase and sale agreements covering the sale of TIMET products to various Wyman-Gordon locations through 2008.

     Selling, general, administrative and development expenses increased 23%, from $36.4 million during 2003 to $44.9 million during 2004, principally as a result of (i) a $2.8 million accrual related to certain employee incentive compensation payments expected to be made in 2005, (ii) $2.0 million of additional auditing and consulting costs relative to the Company's compliance with the Sarbanes-Oxley Act's internal control requirements and (iii) $1.0 million of increased costs related to the Company's intercompany services agreement with Contran Corporation ("Contran").

     Equity in earnings of joint ventures increased 183%, from $0.5 million during 2003 to $1.3 million during 2004, due to an increase in the operating results of VALTIMET, the Company's minority owned welded tube joint venture.

     Net other operating income (expense) decreased 6% from income of $24.4 million during 2003 to income of $23.0 million during 2004, principally due to a decrease in the amount of previously discussed take-or-pay income recognized by the Company during 2004. See Note 15 to the Consolidated Financial Statements.

     2003 operations. Melted product sales increased 65%, principally as a result of new customer relationships, share gains and changes in product mix during 2003 as compared to 2002. Mill product sales remained relatively flat during 2003 as compared to 2002, as average selling prices and sales volumes were relatively unchanged. Mill product average selling prices were positively affected during 2003 by the weakening of the U.S. dollar compared to the British pound sterling and the euro.

     Gross  margin  increased  during 2003 as compared  to 2002  primarily  as a result of the Company's cost reduction efforts, slightly improved plant operating rates (from 55% during 2002 to 56% during 2003) and favorable raw material mix. Additionally, as previously discussed, the Company's LIFO inventory reserve decreased at the end of 2003 as compared to the end of 2002, resulting in a reduction in cost of sales of $11.4 million in 2003. This compared with an increase in the Company's LIFO inventory reserve at the end of 2002 compared to the end of 2001, for which the Company increased cost of sales by $9.3 million in 2002. Gross margin during 2003 was also positively impacted by the previously discussed $1.7 million reduction in cost of sales related to a tungsten inclusion matter. Gross margin during 2003 was adversely impacted by the previously discussed $6.8 million reduction in sales relating to the termination of the Wyman-Gordon agreement.

     Selling, general, administrative and development expenses decreased 15% from $43.0 million during 2002 to $36.4 million during 2003, principally as a result of lower personnel and travel costs, as well as focused cost control in other administrative areas.

     Equity in earnings of joint ventures decreased 77% from $2.0 million during 2002 to $0.5 million during 2003, principally due to a decrease in the operating results of VALTIMET.

     Net other operating income (expense) increased 5% from income of $23.3 million during 2002 to income of $24.4 million during 2003, principally due to gains of $0.5 million and $0.6 million related to the settlement of certain litigation in the first quarter and fourth quarters, respectively, of 2003. See
Note 15 to the Consolidated Financial Statements.

     Non-operating income (expense).

                                                                               Year ended December 31,
                                                                ------------------------------------------------------
                                                                     2004               2003                2002
                                                                ---------------    ----------------    ---------------
                                                                                    (In thousands)

Interest expense on bank debt                                   $      (2,649)     $      (2,017)      $      (3,381)
Interest expense on debt payable to the Capital Trust                  (9,802)           (14,402)            (13,763)
                                                                ---------------    ----------------    ---------------

                                                                $     (12,451)     $     (16,419)      $     (17,144)
                                                                ===============    ================    ===============

Dividends and interest income                                   $         687      $         383       $         118
Equity in earnings of common
  securities of the Capital Trust                                         424                432                 413
Gain on BUCS exchange, net                                             15,465                  -                   -
Impairment of investment in Special Metals
  Corporation ("SMC") preferred securities                                  -                  -             (27,500)
Surety bond guarantee credit (expense)                                    221               (449)             (1,575)
Foreign exchange loss, net                                               (477)              (189)               (587)
Other, net                                                               (121)              (471)               (762)
                                                                ---------------    ----------------    ---------------

                                                                $      16,199      $        (294)      $     (29,893)
                                                                ===============    ================    ===============

     Interest expense on bank debt for 2004 increased 31% compared to 2003 primarily due to higher average outstanding borrowings during 2004 compared to 2003, which the Company used primarily to support its accumulation of inventory to meet expected customer demand during 2005. Interest expense on bank debt for 2003 decreased 40% compared to 2002, primarily due to lower average outstanding borrowings, as the Company generated positive cash flow from operations and was able to reduce its bank borrowings to zero by year-end 2003.

     Prior to 2004, annual interest expense on the Company's debt payable to the Capital Trust approximated $13.7 million, exclusive of any accrued interest on deferred interest payments. On September 1, 2004, the Company exchanged 97.1% of its outstanding BUCS for its Series A Preferred Stock, resulting in a $15.5 million non-cash, non-operating gain (see "Liquidity and Capital Resources - Other" and Note 12 to the Consolidated Financial Statements). Interest expense related to the remaining debt payable to the Capital Trust ($12.0 million at December 31, 2004) is approximately $0.8 million per year. Dividends on the Series A Preferred Stock will approximate the reduction of interest expense on debt payable to the Capital Trust in determining income attributable to common stockholders.

     During 2002, the Company exercised its right to defer interest payments on the Subordinated Debentures, effective for the December 1, 2002 scheduled interest payment. Interest continued to accrue at the 6.625% coupon rate on the principal and unpaid interest until the Company's Board of Directors approved resumption of scheduled quarterly interest payments on the Subordinated Debentures beginning with the payment on June 1, 2004. The Company's Board also approved payment of all previously deferred interest on the Subordinated Debentures. On April 15, 2004, the Company paid the deferred interest in the amount of $21.7 million, $21.0 million of which related to the BUCS.

     Dividends and interest income during 2004 consisted of dividends received on the Company's investments in marketable securities and interest income earned on cash and cash equivalents. Dividends and interest income during 2003 and 2002 consisted solely of interest income earned on cash and cash equivalents.

     In March 2002, SMC and its U.S. subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Company undertook a further assessment of its investment in SMC and subsequently recorded a $27.5 million impairment charge during the first quarter of 2002, which reduced the Company's carrying amount of its investment in the SMC securities to zero. This charge was classified as other non-operating expense. Under the terms of SMC's Second Amended Joint Plan of Reorganization, approved by the Bankruptcy Court in 2003, the convertible preferred securities were cancelled. Although the Company does have certain rights as an unsecured creditor under the SMC Plan of Reorganization related to the unpaid dividends, the Company does not believe that it will recover any material amount from this investment.

     TIMET is the primary obligor on two $1.5 million workers' compensation bonds issued on behalf of a former subsidiary, Freedom Forge Corporation ("Freedom Forge"), which TIMET sold in 1989. Freedom Forge filed for Chapter 11 bankruptcy protection in 2001, and discontinued payment on the underlying workers' compensation claims. During 2002, TIMET received notices that the issuers of the bonds were required to make payments on the first bond with respect to certain of these claims and were requesting reimbursement from TIMET. As of December 31, 2004, the Company has made aggregate payments under the two bonds of $1.1 million, and $0.6 million remains accrued for future payments. TIMET may revise its estimated liability under these bonds in the future as additional facts become known or claims develop.

     Income taxes. The Company operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income or loss can impact the Company's overall effective tax rate. For the years ended December 31, 2004, 2003 and 2002, the Company's income tax rate varied from the U.S. statutory rate primarily due to changes in the deferred income tax valuation allowance related to the Company's tax attributes with respect to the "more-likely-than-not" recognition criteria during those periods.

     The Company did not recognize a deferred tax benefit related to its 2002 or 2003 U.S. losses and, accordingly, increased its U.S. deferred tax valuation allowance by $40.2 million in 2002 and by $0.2 million in 2003. During the fourth quarter of 2002, the Company recorded a charge to other comprehensive loss to reflect an increase in its U.K. minimum pension liability. The related tax effect of this charge resulted in the Company's shifting from a net deferred tax liability position to a net deferred tax asset position. Based on the Company's recent history of U.K. losses, its near-term outlook and management's evaluation of available tax planning strategies, the Company determined that it would not recognize this deferred tax asset because it did not meet the "more-likely-than-not" recognition criteria and recorded a U.K. deferred tax asset valuation allowance of $7.2 million through other comprehensive income. Additionally, the Company determined that it would not recognize deferred tax benefits related either to future U.K. losses or future increases in U.K. minimum pension liabilities for an uncertain period of time. Accordingly, the Company increased its U.K. deferred tax valuation allowance by $5.5 million in 2003.

     During 2004, the Company's deferred income tax asset valuation allowance related to income from continuing operations decreased by $13.7 million primarily due to the utilization of the U.S. and U.K. net operating loss ("NOL") carryforwards, the benefit of which had previously not met the
"more-likely-than-not" recognition criteria. As of December 31, 2004, the Company had cumulative valuation allowances in the U.S. and U.K. of approximately $80.8 million offsetting its deferred income tax assets, primarily related to net operating loss carryforwards, capital loss carryforwards, minimum pension liability and other temporary differences. The Company has concluded that the benefit from these items does not currently meet the "more-likely-than-not" recognition criteria, in part because the Company has not demonstrated a recent pattern of taxable income for a time period sufficient to overcome the negative evidence generated by prior operating losses. The Company will continue to monitor and evaluate these deferred income tax asset valuation allowances in light of all available evidence, and it is possible that at some point in the future the Company will conclude that the weight of positive evidence is sufficient to support reversal of some or all of its valuation allowances.

     The Company periodically reviews its deferred income tax assets to determine if future realization is more likely than not. During the third quarter of 2004, due to a change in estimate of the Company's ability to utilize the benefits of its NOL carryforwards in Germany, the Company determined that its deferred income tax asset in Germany now meets the "more-likely-than-not" recognition criteria. Accordingly, the Company reversed the $0.7 million valuation allowance attributable to such deferred income tax asset.

     During the fourth quarter of 2004, the Company recognized a deferred income tax benefit related to a $4.2 million decrease in the Company's U.S. deferred income tax asset valuation allowance attributable to the Company's recognition, for U.S. income tax purposes only, of a capital gain on the fourth quarter sale of certain property located at the Company's Henderson, Nevada facility (see
Note 6 to the Consolidated Financial Statements). The Company expects to recognize a corresponding deferred income tax expense in 2005, when the gain is recognized under accounting principles generally accepted in the United States of America.

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law provides for a special 85% deduction for certain dividends received in 2005 from controlled foreign corporations. Because certain details in the new law lack clarification, and the impact of the special dividend received deduction to the Company is dependent, in part, on the Company's 2005 foreign and domestic taxable income, the Company has not yet determined whether it will benefit from the new law. In 2005, the Company plans to evaluate both clarifying guidance on the new law from the Internal Revenue Service and its year-to-date taxable income activity to determine the level of benefit, if any, the Company will derive from the special dividend received deduction.

     Beginning in 2005, the new law also provides for a special deduction from U.S. taxable income equal to a stipulated percentage of a U.S. company's qualified income from domestic manufacturing activities (as defined). Although the Company believes that the majority of its operations meet the definition of qualified domestic manufacturing activities, the Company does not expect to benefit from the special manufacturing deduction in 2005, primarily because the Company projects its U.S. taxable income in 2005 will be fully offset by its existing U.S. NOL carryforwards.

     During the first quarter of 2002, the Job Creation and Worker Assistance Act of 2002 (the "JCWA Act") was signed into law. The Company benefited from provisions of the JCWA Act, which liberalized certain net operating loss and alternative minimum tax restrictions. As a result, the Company recognized $1.8 million of refundable U.S. income taxes during the first quarter of 2002. The Company received $0.8 million of this refund in the fourth quarter of 2002 and the remaining $1.0 million in the third quarter of 2003.

     See also Note 16 to the Consolidated Financial Statements.

     Dividends on Series A Preferred Stock. Shares of the Company's Series A Preferred Stock are convertible, at any time, at the option of the holder thereof, into one and two-thirds shares of the Company's common stock, subject to adjustment in certain events. The Series A Preferred Stock is not mandatorily redeemable, but is redeemable at the option of the Company at any time after the third anniversary of the date of issuance if, prior to the notice of such redemption, the closing price of the Company's common stock exceeds the conversion price for 30 consecutive days. When, as and if declared by the Company's board of directors, holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends at the rate of 6.75% of the $50 per share liquidation preference per annum per share (equivalent to $3.375 per annum per share). The Company paid dividends of $3.3 million to holders of the Series A Preferred Stock during 2004. Subsequent to December 31, 2004, the Company's board of directors declared a dividend of $0.84375 per share, payable on March 15, 2005 to holders of record of Series A Preferred Stock as of the close of trading on March 1, 2005.

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

     In 2002, the Company completed an impairment assessment of its goodwill and intangible assets upon its adoption of SFAS No. 142, Goodwill and Other
Intangible Assets, in 2002. Management judgment was used to identify the Company's reporting units, determine the carrying amount of each reporting unit by assigning its assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of January 1, 2002, and determine the implied fair value of its goodwill. This evaluation considered, among other things, a combination of fair value indicators including quoted market prices, prices of comparable businesses and discounted projected cash flows based upon Company forecasts, which considered information obtained from review of The Airline Monitor and from discussions with the Company's customers throughout the first half of 2002, both of which assisted the Company in better estimating the impact of the September 11, 2001 terrorist attacks on its business. As a result of this information, step one of the impairment evaluation completed in the second quarter of 2002 indicated that the Company's recorded goodwill might be impaired, which obligated the Company to complete the second step of the impairment test. Based on the results of the second step of the impairment test completed during the third quarter of 2002, which indicated the Company's goodwill was impaired, the Company recorded a non-cash goodwill impairment charge of $44.3 million, representing the entire balance of the Company's recorded goodwill at January 1, 2002.

     See further discussion regarding the Company's adoption of these accounting principles in Notes 2 and 7 to the Consolidated Financial Statements.

     European operations. The Company has substantial operations located in Europe, principally in the United Kingdom, France and Italy. Approximately 43% of the Company's sales revenue originated in Europe in 2004, of which approximately 61% was denominated in the British pound sterling or the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for the Company's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of the Company's European subsidiaries are those of their respective countries, and the European subsidiaries are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of the Company's European operations may be in U.S. dollars or in functional currencies. The Company's export sales from the U.S. are denominated in U.S. dollars and as such are not subject to currency exchange rate fluctuations.

     The Company does not use currency contracts to hedge its currency exposures. Net currency transaction losses included in results of operations were $0.5 million in 2004, $0.2 million in 2003 and $0.6 million in 2002. At December 31, 2004, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $39.7 million and $35.0 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable and accounts payable.

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

     In 2004, TIMET returned to full-year profitability for the first time since 1998. This was primarily achieved due to significant increases in demand for the Company's products into all markets, as well as continued focus on controlling costs. The Company is encouraged by what it expects for the near future, with prices for its products continuing to rise, build rates of commercial aircraft forecasted to increase, and greater potential for increases in several emerging markets, including military armor, energy and automotive applications.

     Over the past several quarters, the Company has seen the availability of raw materials tighten, and, consequently, the prices for such raw materials increase. The Company currently expects that a shortage in raw materials is likely to continue throughout 2005 and into 2006, which could limit the Company's ability to produce enough titanium products to fully meet customer demand. In addition, TIMET has certain customer long-term agreements that limit the Company's ability to pass on all of its increased raw material costs.

     The Company currently expects its 2005 net sales revenue to range from $650 million to $680 million, which is an increase of 30% to 36% from 2004. Mill product sales volume, which was 11,365 metric tons in 2004, is expected to range from 13,600 and 14,300 metric tons in 2005, an increase of 20% to 26%. Melted product sales volume, which was 5,360 metric tons in 2004, is expected to range from 5,400 and 5,700 metric tons in 2005, an increase of 1% to 6%. The Company also expects mill product average selling prices to increase by 10% to 15% in 2005, as compared to 2004, and melted product average selling prices to increase from 17% to 22% in 2005, as compared to 2004.

     The Company's cost of sales is affected by a number of factors including customer and product mix, material yields, plant operating rates, raw material costs, labor and energy costs. Raw material costs, which include sponge, scrap and alloys, represent the largest portion of the Company's manufacturing cost structure, and, as previously discussed, continued cost increases are expected during 2005. Scrap and certain alloy prices have more than doubled from year ago prices, and increased energy costs also continue to have a negative impact on gross margin. In addition, the Company's cost of sales can be significantly affected by adjustments to its LIFO inventory reserve, as was the case during 2004 and 2003. The Company currently expects production volumes to continue to increase in 2005, with overall capacity utilization expected to approximate 75% to 80% in 2005 (as compared to 73% in 2004). However, practical capacity utilization measures can vary significantly based on product mix. Current expectations are that gross margin during 2005 will range from 11% to 13% of net sales.

     Selling, general, administrative and development expenses is expected to increase from $45 million during 2004 to approximately $48 million during 2005, or from 7.1% to 7.4% of projected net sales, which is a decrease from 8.9% of net sales in 2004.

     The Company anticipates that Boeing will purchase a significantly higher amount of titanium during 2005 as compared to 2004 and, therefore, expects the amount of take-or-pay income recognized during 2005 to decrease to between $15 million and $20 million. The take-or-pay income will continue to be reported as operating income, but will not be included in sales revenue, sales volume or gross margin.

     The Company presently expects operating income for 2005 of $50 million to $65 million, which represents a 42% to 84% increase from operating income earned in 2004. Dividends on the Company's Series A Preferred Stock should approximate $13.2 million in 2005. The Company expects net income attributable to common stockholders to range from $35 million to $50 million.

     These net income estimates include a $12.6 million non-operating gain related to the sale of certain property adjacent to the Company's Henderson, Nevada plant site to Basic Management, Inc. and certain affiliates ("BMI"), a 32%-owned subsidiary of Valhi. This gain is primarily comprised of (i) $12.0 million in cash received upon closing of the sale (in November 2004) and (ii) the anticipated reversal of a $0.6 million accrual currently recorded by the Company for potential environmental issues related to the property, which obligation will be assumed by BMI. This gain has been deferred and will be recognized when the Company completes its construction of a wastewater treatment facility on its Henderson plant site and can cease use of certain settling ponds located on the property sold to BMI. The Company currently expects the wastewater treatment facility to be completed and operational in the second quarter of 2005.

     These net income estimates exclude a net income tax benefit of $35 million to $40 million that the Company may recognize during 2005 if a reversal of a portion of the Company's deferred tax asset valuation allowance with respect to its U.S. and U.K. net operating loss carryforwards is determined to be appropriate under the more-likely-than-not recognition criteria.

     The Company currently expects to generate $50 million to $60 million in cash flow from operations during 2005. Capital expenditures during 2005 are expected to approximate $42 million. The increased spending over 2004 primarily reflects the remaining $13 million related to construction of the wastewater treatment facility, as well as additional capacity improvements as the Company continues to prepare for increased demand by certain customers under long-term agreements. Depreciation and amortization should approximate $32 million in 2005.

     The Company currently expects to make contributions of approximately $8.2 million to its defined benefit pension plans during 2005, and expects pension expense to approximate $8.1 million in 2005.

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

     o In addition to disclosing percentage changes in its mill product selling prices adjusted to exclude the effects of changes in product mix, the Company also discloses such percentage changes in billing currencies, which also excludes the effects of changes in foreign currency exchange rates. The Company believes such disclosure provides useful information to investors by allowing them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the various actual billing currencies. Generally, when the U.S. dollar strengthens (weakens) against other currencies, the percentage change in selling prices in billing currencies will be higher (lower) than such percentage changes would be using actual exchange rates prevailing during the respective periods; and

     o The Company discloses operating income and net income excluding the impact of the Boeing take-or-pay income. The Company believes this provides investors with useful information to better analyze the Company's business and possible future earnings during periods after December 31, 2007, at which time the Company will no longer receive the positive effects of the take-or-pay income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash flows for each of the past three years are presented below. The following should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto.


                                                                               Year ended December 31,
                                                                ------------------------------------------------------
                                                                     2004               2003                2002
                                                                ---------------    ----------------    ---------------
                                                                                    (In thousands)
Cash (used) provided by:
   Operating activities                                         $     (22,433)     $      65,821       $     (13,595)
   Investing activities                                               (44,528)           (14,534)             (7,467)
   Financing activities                                                38,742            (22,068)              3,523
                                                                ---------------    ----------------    ---------------

     Net cash (used) provided by operating,
       investing and financing activities                       $     (28,219)     $      29,219       $     (17,539)
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

     The Company's bottom line increased from a net loss attributable to common stockholders of $13.1 million for the year ended December 31, 2003 to net income attributable to common stockholders of $35.5 million for the year ended December 31, 2004.

     Accounts receivable increased during 2004 primarily due to increased sales, as fourth quarter 2004 net sales, the primary source of the year end accounts receivable balance, increased 36% over the year ago period. Accounts receivable decreased during 2003 primarily due to improved collection efforts with the Company's customers, partially offset by the weakening of the U.S. dollar compared to the British pound sterling and the euro. Accounts receivable decreased significantly during 2002 primarily as a result of reduced sales, partially offset by an increase in aging of accounts as certain customers extended their payment terms to the Company in response to unfavorable economic conditions.

     Inventories increased during 2004 as a result of increased run rates and related inventory build in order to meet expected customer demand during 2005, as well as the effects of increased raw material costs. These increases were partially offset by a $7.8 million increase in the Company's LIFO reserve at December 31, 2004. Inventories decreased during 2003 primarily due to the Company's concentrated focus on inventory reduction during 2003, partially offset by a decrease in the Company's LIFO inventory reserve of $11.4 million. Inventories decreased during 2002 primarily as a result of reduced production in the fourth quarter of 2002, a $9.3 million increase in the Company's LIFO inventory reserve and an increase in the Company's reserves for excess inventories, which the Company recorded in response to decreased demand for its products and other changes in business conditions.

     Changes in accounts payable and accrued liabilities reflect, among other things, the timing of payments to suppliers of titanium sponge, titanium scrap and other raw material purchases. Accrued liabilities increased during 2004 primarily due to (i) a $12.0 million net increase in the Company's accrual for incentive compensation for potential employee profit sharing payments to be made in 2005 and (ii) a $1.1 million increase to the Company's accrual for costs expected to be incurred for environmental remediation at the Company's Henderson, Nevada facility. These increases were partially offset by (i) payment of the $2.8 million final installment related to termination of the prior Wyman-Gordon agreement, (ii) a $1.9 million reduction of the Company's vacation accrual related to the Company's modification of its vacation policy for its U.S salaried employees and (iii) a $3.5 million reclassification of the Company's U.S. defined benefit pension liability from current to noncurrent, as the Company's short-term cash contribution requirements decreased significantly.

     Pursuant to an agreement between TIMET and Boeing, Boeing advances TIMET $28.5 million annually less $3.80 per pound of titanium product purchased by Boeing subcontractors during the preceding year. The Company received a $27.9 million advance for 2005 in January 2005, a $27.9 million advance for 2004 in January 2004 and a $27.7 million advance for 2003 in January 2003. See Note 10 to the Consolidated Financial Statements.

     During the first quarter of 2002, the Company recorded a $27.5 million impairment charge to its investment in the preferred securities of SMC, which reduced the carrying amount of such investment to zero. See "Results of Operations - Non-operating income (expense)" for further discussion of the Company's investment in SMC.

     See "Results of Operations - Income taxes" for discussion of the Company's income taxes.

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

     Investing activities. During 2004, the Company purchased 2,549,520 shares of CompX International, Inc. ("CompX") Class A common stock for $32.0 million and 222,100 shares of NL Industries, Inc. ("NL") common stock for $2.5 million. See further discussion in Note 4 to the Consolidated Financial Statements.

     The Company's capital expenditures were $23.6 million in 2004, $12.5 million in 2003 and $7.8 million in 2002, principally for replacement of machinery and equipment and for capacity maintenance. Additionally, the 2004 amount includes $3.9 million related to construction in progress on the wastewater treatment facility.

     See "Results of Operations - Outlook" for discussion of the $12 million of proceeds from sale of property in Henderson.

     During the fourth quarter of 2003, the Company deposited funds into certificates of deposit and other interest bearing accounts as collateral for certain Company obligations in lieu of entering into letters of credit. These deposits, which are restricted as to the Company's use, provide the Company with interest income as opposed to interest expense incurred through the use of letters of credit. During 2004, certain of these deposits were liquidated in favor of entering into letters of credit.

     Financing activities. Cash provided during 2004 related primarily to the Company's net borrowings of $43.2 million, which the Company primarily used to support the accumulation of inventory in order to meet expected customer demand for 2005 and also support capital expenditures and the acquisition of marketable securities. In addition, the Company paid dividends on its Series A Preferred Stock of $3.3 million and TIMET Savoie made a $0.7 million dividend payment to CEZUS during 2004. Cash used during 2003 related primarily to the Company's $19.3 million of net repayments on its outstanding borrowings upon the Company's receipt of a $27.7 million customer advance in January 2003. Additionally, TIMET Savoie made a $1.9 million dividend payment to CEZUS during 2003. Cash provided during 2002 related primarily to net borrowings of $6.3 million necessary to fulfill the Company's working capital needs. Additionally, TIMET Savoie made a $1.1 million dividend payment to CEZUS during 2002. The Company also incurred approximately $1.1 million in financing costs in conjunction with the Company's amendment of its U.S. revolving credit agreement in 2002. These costs were deferred and are amortized over the life of the agreement, which matures in February 2006. See further discussion below in "Liquidity and Capital Resources
- Borrowing arrangements."

     Borrowing arrangements. Under the terms of the Company's U.S. asset-based revolving credit agreement, which matures in February 2006, borrowings are limited to the lesser of $105 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). During the first quarter of 2004, the Company amended its U.S. credit facility to, among other things, allow the Company the flexibility to remove the equipment component from the determination of the Company's borrowing availability in order to avoid the costs of an appraisal. The Company took advantage of this flexibility during the first quarter of 2004, effectively reducing the Company's current borrowing availability in the U.S. by $12 million. However, the Company can regain this availability by completing an updated equipment appraisal. Interest currently accrues at rates based on LIBOR plus 2% and bank prime rate plus 0.5%. The weighted average interest rate on borrowings outstanding as of December 31, 2004 was 4.3%. Borrowings are collateralized by substantially all of the Company's U.S. assets.

     The U.S. credit agreement prohibits the payment of distributions in respect of the Capital Trust's BUCS and dividends on the Company's Series A Preferred Stock if "excess availability" (defined as borrowing availability less outstanding borrowings and certain contractual commitments such as letters of credit) is less than $25 million. Further, the credit agreement limits additional indebtedness, prohibits the payment of dividends on the Company's common stock if excess availability is less than $40 million, requires compliance with certain financial covenants, including a minimum net worth covenant and a fixed charge ratio covenant, and contains other covenants customary in lending transactions of this type. The Company was in compliance with all covenants for all periods during the years ended December 31, 2004 and 2003. As of December 31, 2004, the Company had outstanding borrowings under the U.S. credit agreement of $43.2 million, and excess availability was approximately $48 million. Under this agreement, the Company is required to maintain a lock box arrangement whereby daily net cash receipts are used to reduce outstanding borrowings. Accordingly, any outstanding balances under the U.S. credit agreement are classified as a current liability, regardless of the maturity date of the agreement.

     The Company's subsidiary, TIMET UK, has a credit agreement that provides for borrowings limited to the lesser of (pound)22.5 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and property, plant and equipment ("borrowing availability"). The credit agreement includes revolving and term loan facilities and an overdraft facility (the "U.K. Facilities") and matures in February 2006. Borrowings under the U.K. Facilities can be in various currencies including U.S. dollars, British pounds sterling and euros and are collateralized by substantially all of TIMET UK's assets. Interest generally accrues at LIBOR plus 1.25% for U.S. dollar borrowings and the bank's Base Rate plus 1.25% for British pound sterling borrowings.

     The U.K. Facilities require the maintenance of certain financial ratios and amounts, including a consolidated net worth covenant and other covenants customary in lending transactions of this type. TIMET UK was in compliance with all covenants for all periods during the years ended December 31, 2004 and 2003. The U.K. overdraft facility is subject to annual review in December of each year and was renewed in December 2004. During the second quarter of 2003, TIMET UK received an interest-bearing intercompany loan from a U.S. subsidiary of the Company enabling TIMET UK to reduce its borrowings under the U.K. Facilities to zero. This loan was repaid in full during the third quarter of 2004. As of December 31, 2004, the Company had no borrowings under the U.K. Facilities, and unused borrowing availability was approximately $43 million.

     The Company also has overdraft and other credit facilities at certain of its other European subsidiaries. These facilities accrue interest at various rates and are payable on demand. As of December 31, 2004, there were no outstanding borrowings under these facilities, and unused borrowing availability was approximately $18 million.

     No dividends were paid by TIMET on its common stock during 2004, 2003 or 2002. During the year ended December 31, 2004, the Company paid dividends on its Series A Preferred Stock in the amount of $3.3 million. In addition, subsequent to December 31, 2004, the Company's board of directors declared a dividend of $0.84375 per share, payable on March 15, 2005 to holders of record of Series A Preferred Stock as of the close of trading on March 1, 2005.

     Contractual commitments. As more fully described in Notes 11, 12, 18 and 19 to the Consolidated Financial Statements, the Company was a party to various debt, lease and other agreements at December 31, 2004 that contractually commits the Company to pay certain amounts in the future. The following table summarizes such contractual commitments that are enforceable and legally binding on the Company and that specify all significant terms, including pricing, quantity and date of payment:

                                                                         Payment Due Date
                                            ---------------------------------------------------------------------------
                                                              2006/           2008/          2010 &
                                               2005           2007            2009            After           Total
                                            -----------    ------------    ------------    ------------    ------------
Contractual Commitment                                                    (In thousands)

Capital leases (1)                          $       33     $       62      $      62       $        88     $       245

Operating leases                                 2,672          4,855          4,405            22,605          34,537

Notes payable (2)                               43,176              -              -                 -          43,176

Debt payable to Capital Trust (and
  accrued interest thereon at
  December 31, 2004)                                66              -              -            12,010          12,076

Purchase obligations:
  Raw materials (3)                             82,119         40,897              -                 -         123,016
  Other (4)                                     27,190         10,461          4,508             6,243          48,402

Other contractual obligations (5)                4,108            175              -                 -           4,283
                                            -----------    ------------    ------------    ------------    ------------

                                            $  159,364     $   56,450      $   8,975       $    40,946     $   265,735

                                            ===========    ============    ============    ============    ============
-----------------------------------------------------------------------------------------------------------------------

(1)  Includes interest payments due under the capital lease agreements.
(2) The Company's U.S. credit agreement matures in 2006. However, this agreement requires the Company's daily net cash receipts to be used to reduce outstanding borrowings and, therefore, the outstanding balance at December 31, 2004 is classified as a current liability.
(3) These obligations generally relate to the purchase of titanium sponge pursuant to an LTA that expires on December 31, 2007 (as described in Item 1: Business) and various other open orders for purchase of raw materials. The LTA does not contain automatic renewal provisions; however, the Company may enter into a new agreement to replace the current LTA in the future.
(4)  These  obligations  generally relate to contractual  operating fees paid to
     CEZUS for use of a portion of its Ugine, France plant pursuant to an agreement expiring in 2006 (as described in Item 2: Properties), energy purchase obligations with BMI which expire in 2010 (as described in Note 18 to the Consolidated Financial Statements), contractual obligations related to the construction of the wastewater treatment facility (as described in "Results of Operation - Outlook"), an obligation to Contran under an intercorporate services agreement ("ISA") for 2005 (as described in Note 18 to the Consolidated Financial Statements) and various other open orders for purchase of energy and property and equipment. These obligations are generally based on an average price and an assumed constant mix of products purchased, as appropriate. The Company and CEZUS have reached an agreement in principle to extend their operating agreement through 2011. The Company expects to enter into an ISA annually with Contran subsequent to 2005. All open orders are for delivery in 2005.
(5) These other obligations are recorded on the Company's balance sheet as of December 31, 2004 and consist of current income taxes payable, a contract for removal of environmental waste and obligations related to worker's compensation bonds discussed in "Liquidity and Capital Resources - Off-balance sheet arrangements."


     The Company has excluded any potential commitment for funding of retirement and postretirement benefit plans from this table. However, such potential future contributions are discussed below, as appropriate, in "Liquidity and Capital Resources - Defined benefit pension plans" and "Liquidity and Capital Resources
- Postretirement benefit plans other than pensions."

     Off-balance sheet arrangements. As more fully discussed in "Results of Operations - Non-operating income (expense)," the Company is the primary obligor on two $1.5 million workers' compensation bonds issued on behalf of Freedom Forge. The Company has fully expensed the obligation under one of the bonds, but based upon current claims analysis, the Company has expensed only $0.2 million on the other bond, although it is potentially obligated for the remaining $1.3 million. Additionally, the Company has entered into letters of credit to collateralize (i) potential workers' compensation claims in Ohio and Nevada and
(ii) future usage of electricity in Nevada. The Company's excess availability under its U.S. credit agreement has been reduced by $2.3 million and $1.3 million, respectively, related to such letters of credit.

     Defined benefit pension plans. As of December 31, 2004, the Company maintains three defined benefit pension plans - one each in the U.S., the U.K. and France. Prior to December 31, 2003, the U.S. maintained two plans, which were merged as of that date. The majority of the discussion below relates to the U.S. and U.K. plans, as the French plan is not material to the Company's Consolidated Balance Sheets, Statements of Operations or Statements of Cash Flows.

     The Company recorded consolidated pension expense of $7.7 million, $8.9 million and $4.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Pension expense for these periods was calculated based upon a number of actuarial assumptions, most significant of which are the discount rate and the expected long-term rate of return.

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


                                                         Discount rates used for:
                      ------------------------------------------------------------------------------------------------
                              Obligation at                     Obligation at                    Obligation at
                            December 31, 2004                 December 31, 2003                December 31, 2002
                           and expense in 2005               and expense in 2004              and expense in 2003
                      ------------------------------    ------------------------------     ---------------------------
U.S. Plan(s)                       5.65%                             6.00%                            6.25%
U.K. Plan                          5.30%                             5.50%                            5.70%


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


                                                    Long-term rates of return used for:
                      ------------------------------------------------------------------------------------------------
                              Obligation at                     Obligation at                    Obligation at
                            December 31, 2004                 December 31, 2003                December 31, 2002
                           and expense in 2005               and expense in 2004              and expense in 2003
                      ------------------------------    ------------------------------     ---------------------------
U.S. Plan(s)                      10.00%                            10.00%                            8.50%
U.K. Plan                          7.10%                             7.10%                            6.70%


     Lowering the expected long-term rate of return on the Company's U.S. plans' assets by 0.5% (from 10.0% to 9.5%) would have increased 2004 pension expense by approximately $0.3 million, and lowering the discount rate assumption by 0.25% (from 6.0% to 5.75%) would have increased the Company's U.S. plans' 2004 pension expense by approximately $0.1 million. Lowering the expected long-term rate of return on the Company's U.K. plan's assets by 0.5% (from 7.1% to 6.6%) would have increased 2004 pension expense by approximately $0.5 million, and lowering the discount rate assumption by 0.25% (from 5.5% to 5.25%) would have increased the Company's U.K. plan's 2004 pension expense by approximately $0.8 million.

     During the second quarter of 2003, the Company transferred all of its U.S. plans' assets into the Combined Master Retirement Trust ("CMRT"). The CMRT is a collective investment trust established by Valhi to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Valhi and certain related companies. The CMRT held 12% of TIMET common stock at December 31, 2004; however, the Company's plan assets are invested only in a portion of the CMRT that does not hold TIMET common stock. At December 31, 2004, Valhi and related entities or persons (excluding the CMRT) held approximately 40.8% of TIMET's outstanding common stock and approximately 41.3% of the Company's Series A Preferred Stock. Harold C. Simmons, Chairman of the Board of Directors of Valhi and Vice Chairman of the Board of Directors of TIMET, is the sole trustee of the CMRT, a member of the trust investment committee for the CMRT.

     The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons. During the 17-year history of the CMRT, the average annual rate of return earned by the CMRT, as calculated based on the average percentage change in the CMRT's net asset value per CMRT unit for each applicable year, was 12.7%. The CMRT earned an annual return of 18.0% in 2004, and the CMRT's last 5-year and 10-year average annual returns were 12.4% and 12.7%, respectively. The CMRT's annual rates of return from inception through December 31, 2004 have varied from a high of a 42.2% return (in 1998) to a low of a 20.7% loss (in 1990). During that same period, the S&P 500's annual rates of return have varied from a high of a 34.1% return (in 1995) to a low of a 23.4% loss (in 2002).

     At December 31, 2004, the CMRT's asset mix (based on an aggregate asset value of $539 million) was 77.1% U.S. equity securities, 7.2% foreign equity securities, 14.1% debt securities and 1.6% cash and other. The CMRT`s trustee and investment committee actively manage the investments within the CMRT. Such parties have in the past, and may again in the future, periodically change the relative asset mix based upon, among other things, advice they receive from third-party advisors and their expectation as to what asset mix will generate the greatest overall return. Based on the above, the Company increased its long-term rate of return assumption to 10.0% for December 31, 2003 pension obligations and for 2004 pension expense for its U.S. plan and maintained the assumption for December 31, 2004 pension obligations and 2005 pension expense.

     Because of market fluctuations and prior funding strategies, actual asset allocation as of December 31, 2004 was 86.9% equity securities and 13.1% fixed income securities for the U.K. plan. During 2003, the trustees for the U.K. plan selected a new investment advisor (effective in 2004) for the U.K. plan and modified its asset allocation goals. The Company's future expected long-term rate of return on plan assets for its U.K. plan is based on an asset allocation assumption of 80% equity securities and 20% fixed income securities by the end of 2005 and 60% equity securities and 40% fixed income securities by the end of 2007, and all current contributions to the plan are invested wholly in fixed income securities in order to gradually effect the shift. Based on various factors, including improved economic and market conditions, gains on the plan assets during 2003 and projected asset mix, the Company increased its assumed long-term rate of return for December 31, 2003 pension obligations and for 2004 pension expense to 7.10% for its U.K. plan and maintained the assumption for December 31, 2004 pension obligations and for 2005 pension expense.

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

     Based on an expected rate of return on plan assets of 10.0%, a discount rate of 5.65% and various other assumptions, the Company estimates that its U.S. plan will have pension expense of approximately $0.3 million in 2005 and approximately $11,000 in 2006 and pension income of approximately $0.4 million in 2007. A 0.25% increase (decrease) in the discount rate would decrease (increase) projected pension expense by approximately $0.1 million in 2005 and 2006 and increase (decease) projected pension income by approximately $0.1 million in 2007. A 0.5% increase (decrease) in the long-term rate of return would decrease (increase) projected pension expense by approximately $0.3 million in 2005 and approximately $0.4 million in 2006 and increase (decrease) projected pension income by approximately $0.4 million in 2007.

     Based on an expected rate of return on plan assets of 7.1%, a discount rate of 5.3% and various other assumptions (including an exchange rate of $1.90/(pound)1.00), the Company estimates that pension expense for its U.K. plan will approximate $7.8 million in 2005, $7.0 million in 2006 and $6.3 million in 2007. A 0.25% increase (decrease) in the discount rate would decrease (increase) projected pension expense by approximately $0.8 million in 2005, $0.7 million in 2006 and $0.7 million in 2007. A 0.5% increase (decrease) in the long-term rate of return would decrease (increase) projected pension expense by approximately $0.6 million in 2005, $0.7 million in 2006 and $0.9 million in 2007.

     Actual future pension expense will depend on actual future investment performance, changes in future discount rates and various other factors related to the participants in the Company's pension plans.

     The Company made cash contributions of approximately $1.8 million in 2004, $4.4 million in 2003 and $1.2 million in 2002 to the U.S. plans and cash contributions of approximately $8.2 million in 2004, $7.3 million in 2003 and $6.1 million in 2002 to the U.K. plan. Based upon the current underfunded status of the plans and the actuarial assumptions being used for 2005, the Company believes that it will be required to make the following cash contributions (exclusive of any required employee contributions) over the next five years:


                                                                          Projected cash contributions
                                                           -----------------------------------------------------------
                                                              U.S. Plan              U.K.Plan              Total
                                                           ----------------     -----------------    -----------------
                                                                       (In millions, and using an exchange
                                                                        rate of$1.90/(pound)1.00 for U.K. plan )
Year ending December 31,
     2005                                                    $        -           $       8.2          $       8.2
     2006                                                    $      0.2           $       8.5          $       8.7
     2007                                                    $      0.3           $       8.7          $       9.0
     2008                                                    $      3.1           $       9.0          $      12.1
     2009                                                    $        -           $       9.3          $       9.3


     The U.S. plan(s) paid benefits of approximately $5.7 million in 2004, $5.6 million in 2003 and $5.4 million in 2002, and the U.K. plan paid benefits of approximately $4.7 million in 2004, $4.3 million in 2003 and $4.1 million in 2002. Based upon current projections, the Company believes the plans will be required to pay the following benefits over the next ten years:


                                                                         Projected retirement benefits
                                                           -----------------------------------------------------------
                                                              U.S. Plan              U.K.Plan              Total
                                                           ----------------     -----------------    -----------------
                                                                       (In millions, and using an exchange
                                                                        rate of$1.90/(pound)1.00 for U.K. plan )
Year ending December 31,
     2005                                                    $      5.8           $       4.9          $      10.7
     2006                                                    $      5.9           $       5.1          $      11.0
     2007                                                    $      5.9           $       5.2          $      11.1
     2008                                                    $      5.9           $       5.4          $      11.3
     2009                                                    $      5.9           $       5.5          $      11.4
     2010 through 2014                                       $     29.3           $      29.9          $      59.2


     The value of the plans' assets has fluctuated dramatically over the past three years based mainly on performance of the plans' equity securities. The U.S. plans' assets were $67.2 million, $60.7 million and $48.2 million at December 31, 2004, 2003 and 2002, respectively, and the U.K. plan's assets were $121.0 million, $97.8 million and $69.8 million at December 31, 2004, 2003 and 2002, respectively.

     The combination of actual investment returns, changing discount rates and changes in other assumptions has a significant effect on the Company's funded plan status (plan assets compared to projected benefit obligations). In 2004, the effect of positive investment returns and cash contributions was more than offset by the decline in the discount rate and certain changes in mortality and other retirement assumptions, thereby increasing the under-funded status of the U.S. plan by $1.3 million to $11.4 million at December 31, 2004. In 2004, the effect of positive investment returns in the U.K. plan was also more than offset by the decline in the discount rate and certain changes in mortality and retirement assumptions, as well as the effect of the weakening dollar compared to the British pound sterling, thereby increasing the underfunded status of the U.K. plan by $8.4 million to $62.0 million at December 31, 2004. The U.S. and U.K. plans were underfunded by $10.1 million and $53.6 million, respectively, at December 31, 2003. Based upon the change in the funded status of the plans during 2004, the Company was required to record a net additional minimum pension liability charge (net of tax) to equity of $8.9 million, reflecting additional comprehensive loss of $2.5 million for the U.S. plan and $6.4 million related to the U.K. plan.

     Postretirement benefit plans other than pensions. The Company provides limited postretirement healthcare and life insurance ("OPEB") benefits to a portion of its U.S. employees upon retirement. The Company funds such OPEB benefits as they are incurred, net of any retiree contributions. The Company paid OPEB benefits, net of retiree contributions, of $2.5 million in 2004, $3.1 million in 2003 and $4.6 million in 2002.

     The Company recorded consolidated OPEB expense of $3.0 million in 2004, $2.7 million in 2003 and $2.9 million in 2002. OPEB expense for these periods was calculated based upon a number of actuarial assumptions, most significant of which are the discount rate and the expected long-term health care trend rate.

     The discount rate the Company utilizes for determining OPEB expense and OPEB obligations is the same as that used for the Company's U.S. pension plans. Lowering the discount rate assumption by 0.25% (from 6.0% to 5.75%) would have increased the Company's 2004 OPEB expense by less than $0.1 million.

     The Company estimates the expected long-term health care trend rate based upon input from specialists in this area, as provided by the Company's actuaries. In estimating the health care trend rate, the Company considers industry trends, the Company's actual healthcare cost experience and the Company's future benefit structure. For 2004, the Company used a beginning health care trend rate of 10.35%, which is projected to reduce to an ultimate rate of 4.0% in 2010. If the health care trend rate changed by 1.00% for each year, OPEB expense would have increased/decreased by approximately $0.3 million in 2004. For 2005, the Company is using a beginning health care trend rate of 9.29%, which is projected to reduce to an ultimate rate of 4.0% in 2010.

     Based on a discount rate of 5.65%, a health care trend rate as discussed above and various other assumptions, the Company estimates that OPEB expense will approximate $3.4 million in 2005, $3.3 million in 2006 and $3.2 million in 2007. A 0.25% increase (decrease) in the discount rate would decrease (increase) projected OPEB expense by less than $0.1 million in 2005, 2006 and 2007. A 1.0% increase (decrease) in the health care trend rate for each year would increase (decrease) the projected service and interest cost components of OPEB expense by approximately $0.3 million in 2005, 2006 and 2007.

     Based upon current projections, the Company will be required to pay the following OPEB benefits, net of retiree contributions, over the next ten years:

                                                      Projected OPEB
                                                         payments
                                                   ----------------------
                                                       (In millions)
      Year ending December 31,
             2005                                  $           2.8
             2006                                  $           2.9
             2007                                  $           3.0
             2008                                  $           3.1
             2009                                  $           3.3
             2010 through 2014                     $          18.1

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

     During the first nine months of 2004, the Company purchased 2,212,820 shares of CompX Class A common shares, representing approximately 14.6% of the total number of shares of all classes of CompX common stock outstanding. As of September 30, 2004, NL, a subsidiary of Valhi, held an additional 68.4% of CompX. Effective on October 1, 2004, the Company and NL contributed 100% of their respective holdings on that date of all classes of CompX common stock to CompX Group, Inc. ("CGI") in return for a 17.6% and 82.4% ownership interest in CGI, respectively, and CGI became the owner of the 83.0% of CompX that the Company and NL had previously held in the aggregate. The CompX shares are the sole assets of CGI. The Company's shares of CGI are redeemable at the option of the Company based upon the market value of the underlying CompX stock held by CGI. The fair value of the Company's investment in CGI is based on the market value of the underlying CompX shares.

     During the fourth quarter of 2004, the Company purchased an additional 336,700 shares of CompX and as of December 31, 2004, the Company held (directly and through its investment in CGI) approximately 16.8% of the total number of shares of all classes of CompX common stock outstanding. None of the shares purchased subsequent to September 30, 2004 have been, or are expected to be, contributed to CGI. Depending upon the Company's evaluation of the business and prospects of CompX, and upon future developments (including, but not limited to, performance of the Class A Shares in the market, availability of funds, alternative uses of funds, and money, stock market and general economic conditions), TIMET may from time to time purchase, dispose of, or cease buying or selling Class A Shares.

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

     On an on-going basis, the Company evaluates its estimates, including those related to allowances for uncollectible accounts receivable, inventory allowances, asset lives, impairments of investments in marketable securities and investments accounted for by the equity method, the recoverability of other long-lived assets, including property and equipment, goodwill and other intangible assets, pension and other post-retirement benefit obligations and the related underlying actuarial assumptions, the realization of deferred income tax assets, and accruals for asset retirement obligations, environmental remediation, litigation, income tax and other contingencies. The Company bases its estimates and judgments, to varying degrees, on historical experience, advice of external specialists and various other factors it believes to be prudent under the circumstances. Actual results may differ from previously estimated amounts and such estimates, assumptions and judgments are regularly subject to revision.

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

     Inventory allowances. The Company values approximately 40% of its inventory using the LIFO method, with the remainder stated primarily using an average cost method. The Company periodically reviews its inventory for estimated obsolescence or unmarketable inventory and records any write-down equal to the difference between the cost of inventory and its estimated net realizable value based upon assumptions about alternative uses, market conditions and other factors.

     Impairment of long-lived assets. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment, goodwill and other intangible assets, may not be recoverable, the Company undertakes an evaluation of the assets or asset group. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated using discounted expected future cash flows or appraised values. All relevant factors are considered in determining whether an impairment exists. In 2004, no such events or circumstances indicated the need to perform such evaluation.

     During the fourth quarter of 2002, the Company completed an entity-wide impairment assessment in response to continued poor conditions in the commercial aerospace market. In order to complete this assessment, the Company identified its lowest level of identifiable cash flows, resulting in the identification of four asset groups - U.S., U.K., France and Italy. Of these asset groups, Italy is not reliant on sales into the commercial aerospace market and therefore an analysis of the potential impairment of this asset group was not considered necessary, so only the U.S., U.K. and France asset groups were evaluated. The result of this assessment led the Company to conclude that there was no impairment related to the long-lived assets in these three asset groups tested, as the undiscounted cash flows exceeded the net carrying value of the applicable net assets in each of the three asset groups. Although management utilizes certain external information sources such as The Airline Monitor as the basis for aerospace sales volume projections, significant management judgment is required in estimating other factors that are material to future cash flows including, but not limited to, customer demand, the Company's market position, selling prices, competitive forces and manufacturing costs. Future cash flows are inherently uncertain, and there can be no assurance that the Company will achieve the future cash flows reflected in its projections.

     The Company also completed an impairment assessment of its goodwill and intangible assets upon its adoption of SFAS No. 142 in 2002, which resulted in a non-cash goodwill impairment charge of $44.3 million. See "Results of Operations
- Cumulative effect of change in accounting principle" and Note 7 to the Consolidated Financial Statements for further discussion.

     Valuation and impairment of securities. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company's marketable securities acquired in 2004, including the shares of CompX contributed by the Company and held by CGI (based upon the Company's redemption option), are classified as available-for-sale securities and are carried at fair value based upon quoted market prices, with unrealized gains and/or losses included in stockholders' equity as a component of other comprehensive income. The Company evaluates its investments in marketable securities whenever events or conditions occur to indicate that the fair value of such investments has declined below their carrying amounts. If the decline in fair value is judged to be other than temporary, the carrying amount of the security is written down to fair value. In 2004, no such events or circumstances indicated the need to perform such evaluation. See Note 4 to the Consolidated Financial Statements for further discussion.

     In the fourth quarter of 2001 and the first quarter of 2002, the Company undertook assessments of its investment in SMC. Those assessments indicated that it was unlikely that the Company would recover its then existing carrying amount of the SMC securities in accordance with the securities' contractual terms and that an other-than-temporary decline in the fair value of its investment had occurred. Accordingly, the Company recorded impairment charges of $61.5 million in the fourth quarter of 2001 and $27.5 million in the first quarter of 2002. The securities were not publicly traded and, accordingly, quoted market prices were unavailable. The estimate of fair value required significant judgment and considered a number of factors including, but not limited to, the financial health and prospects of SMC and market yields of comparable securities.

     Deferred income tax valuation allowances. Under SFAS No. 109, Accounting for Income Taxes, and related guidance, the Company is required to record a valuation allowance if realization of deferred tax assets is not "more-likely-than-not." Substantial weight must be given to recent historical results and near-term projections, and management must assess the availability of tax planning strategies that might impact either the need for, or amount of, any valuation allowance. See "Results of Operations - Income taxes" for discussion of the Company's analysis of its deferred income tax valuation allowances.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest rates. The Company is exposed to market risk from changes in interest rates related to indebtedness. The Company typically does not enter into interest rate swaps or other types of contracts in order to manage its interest rate market risk. At December 31, 2004, all of the Company's bank indebtedness was denominated in U.S. dollars and bore interest at variable rates, generally related to spreads over bank prime rates and LIBOR. Because the Company's bank indebtedness reprices with changes in market interest rates, the carrying amount of such debt is believed to approximate fair value. At December 31, 2003, the Company had no bank indebtedness. The following table summarizes the Company's bank variable rate indebtedness and related maturities as of December 31, 2004:


                                                       Contractual maturity date                            Interest
                                  ---------------------------------------------------------------------
                                     2005          2006           2007          2008           2009         rate (1)
                                  -----------    ----------    -----------    ----------    -----------    -----------
                                                                   (In millions)

U. S. dollars                     $    43.2      $     -       $     -        $     -       $     -           4.3%
----------------------------------------------------------------------------------------------------------------------

(1)  Weighted average.


     The Subordinated Debentures held by the Capital Trust provide a fixed 6.625% coupon and are exposed to market risk from changing interest rates. The BUCS issued by the Capital Trust are publicly traded and may provide the best available proxy for the fair value of the underlying Subordinated Debentures. Based upon the last traded value of the BUCS on or before December 31, 2004 ($16.00 per BUCS), the fair value of the outstanding Subordinated Debentures related to the 115,717 outstanding BUCS approximated $1.9 million at December 31, 2004.

     Foreign currency exchange rates. The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of its international operations. The Company does not enter into currency forward contracts to manage its foreign exchange market risk associated with receivables, payables or indebtedness denominated in a currency other than the functional currency of the particular entity. See "Results of Operations - European operations" in Item 7 - MD&A for further discussion.

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

     Securities prices. During the year ended December 31, 2004, the Company acquired certain publicly traded equity securities that are exposed to market risk due to changes in prices of the securities as reported on the New York Stock Exchange. The aggregate market value of these equity securities at December 31, 2004 was $47.2 million, as compared to a cost basis of $34.6 million. The potential change in the aggregate market value of these securities, assuming a 10% change in prices, would be $4.7 million at December 31, 2004. See also Note 4 to the Consolidated Financial Statements.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is contained in a separate section of this Annual Report. See Index of Financial Statements and Schedules on page F.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of J. Landis Martin, the Company's Chief Executive Officer, and Bruce P. Inglis, the Company's Vice President - Finance, Corporate Controller and Treasurer, have evaluated the Company's disclosure controls and procedures as of December 31, 2004. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

     Scope of management's report on internal control over financial reporting. The Company also maintains internal control over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

     Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") requires the Company to include annually a management report on internal control over financial reporting starting in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and such report is included below. The Company's independent registered public accounting firm is also required to annually attest to the Company's internal control over financial reporting.

     As permitted by the SEC, the Company's assessment of internal control over financial reporting excludes (i) internal control over financial reporting of its equity method investees and (ii) internal control over the preparation of the Company's financial statement schedules required by Article 12 of Regulation S-X. See Note 5 to the Consolidated Financial Statements and the index of financial statements and schedules on page F-1 of this Annual Report. However, the Company's assessment of internal control over financial reporting with respect to the Company's equity method investees did include its controls over the recording of amounts related to the Company's investments that are recorded in its Consolidated Financial Statements, including controls over the selection of accounting methods for the Company's investments, the recognition of equity method earnings and losses and the determination, valuation and recording of the Company's investment account balances.

     Changes in internal control over financial reporting. There has been no change to the Company's internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     Management's report on internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's evaluation of the effectiveness of its internal control over financial reporting is based upon the framework of the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the "COSO" framework). Based on the Company's evaluation under that framework, management of the Company has concluded that the Company's internal control over financial reporting was effective as of December 31, 2004. See Scope of Management's Report on Internal Control Over Financial Reporting above.

     PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited the Company's Consolidated Financial Statements included in this Annual Report, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, as stated in their report which is included in this Annual Report on Form 10-K.

     Certifications. The Company's chief executive officer is required to annually file a certification with the New York Stock Exchange ("NYSE"), certifying the Company's compliance with the corporate governance listing standards of the NYSE. During 2004, the Company's chief executive officer filed such annual certification with the NYSE, which was not qualified in any respect, indicating that he was not aware of any violations by the Company of the NYSE corporate governance listing standards. The Company's principal executive officer and principal financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of the Company's public disclosures, as required by Section 302 of the Sarbanes-Oxley Act. Such certifications for the year ended December 31, 2004 have been filed as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K and such certifications for the year ended December 31, 2003 were also filed as exhibits
31.1 and 31.2 to the Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 9B: OTHER INFORMATION

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

(a) and (c) Financial Statements and Schedules

     The  Consolidated   Financial   Statements  and  schedules  listed  by  the
Registrant on the accompanying Index of Financial Statements and Schedules (see page F) are filed as part of this Annual Report.

(b) Exhibits

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

Item No.                              Exhibit Index
--------------------------------------------------------------------------------

3.1 Amended and Restated Certificate of Incorporation of Titanium Metals Corporation, as amended effective February 14, 2003, incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

3.2 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Titanium Metals Corporation, effective August 5, 2004, incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

3.3 Bylaws of Titanium Metals Corporation as Amended and Restated, dated August 31, 2004, incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed with the SEC on September 2, 2004.

4.1 Certificate of Trust of TIMET Capital Trust I, dated November 13, 1996, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 5, 1996.

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

Item No.                              Exhibit Index
--------------------------------------------------------------------------------

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

4.10 Form of Certificate of Designations, Rights and Preferences of 6 3/4 % Series A Convertible Preferred Stock, incorporated by reference to Exhibit
     4.1 to the Registrant's Pre-effective Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114218).

9.1 Shareholders' Agreement, dated February 15, 1996, among Titanium Metals Corporation, Tremont Corporation, IMI plc, IMI Kynoch Ltd., and IMI Americas, Inc., incorporated by reference to Exhibit 2.2 to Tremont Corporation's Current Report on Form 8-K filed with the SEC on March 1, 1996.

9.2 Amendment to Shareholders' Agreement, dated March 29, 1996, among Titanium Metals Corporation, Tremont Corporation, IMI plc, IMI Kynoch Ltd., and IMI Americas, Inc., incorporated by reference to Exhibit 10.30 to Tremont Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

9.3 Voting Agreement executed October 5, 2004 but effective as of October 1, 2004 among NL Industries, Inc., TIMET Finance Management Company and CompX Group, Inc., incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of NL Industries, Inc. filed with the SEC on October 8, 2004.

Item No.                              Exhibit Index
--------------------------------------------------------------------------------

10.1 Form of Lease Agreement, dated November 12, 2004, between The Prudential Assurance Company Limited. and TIMET UK Ltd. related to the premises known as TIMET Number 2 Plant, The Hub, Birmingham, England, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 17, 2004

10.2 Loan and Security Agreement by and among Congress Financial Corporation (Southwest) as Lender and Titanium Metals Corporation and Titanium Hearth Technologies, Inc. as borrowers, dated February 25, 2000, incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

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

10.5 Amendment No. 3 to Loan and Security Agreement by and among Congress Financial Corporation (Southwest) as Lender and Titanium Metals Corporation and Titanium Hearth Technologies, Inc. as borrowers, dated March 18, 2004, and effective February 12, 2004, incorporated by reference to Exhibit 6 to Amendment No. 4 to the statement on Schedule 13D for CompX International, Inc. filed by Valhi, Inc. (along with other reporting persons) on March 23, 2004 (File No. 005-54653).

10.6 Amendment No. 4 to Loan and Security Agreement by and among Congress Financial Corporation (Southwest) as Lender and Titanium Metals Corporation and Titanium Hearth Technologies, Inc. as borrowers, dated June 2, 2004, incorporated by reference to Exhibit 10.1 to the Registrant's Pre-effective Amendment No.1 to Registration Statement on Form S-4 (File No. 333-114218).

10.7 Loan and Overdraft Facilities between Lloyds TSB Bank plc and TIMET UK Limited dated December 20, 2002, incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

10.8 Letter dated December 19, 2003 to extend Loan and Overdraft Facilities between Lloyds TSB Bank plc and TIMET UK Limited dated December 20, 2002.

10.9 Letter dated November 22, 2004 to extend Loan and Overdraft Facilities between Lloyds TSB Bank plc and TIMET UK Limited dated December 20, 2002.

10.10January 19, 2005 Variation Letter to Loan and Overdraft  Facilities between
     Lloyds TSB Bank plc and TIMET UK Limited dated December 20, 2002.

Item No.                              Exhibit Index
--------------------------------------------------------------------------------

10.11* 1996 Long Term Performance Incentive Plan of Titanium Metals Corporation, incorporated by reference to Exhibit 10.19 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-18829).

10.12* 2004 Senior Executive Cash Incentive Plan, effective January 1, 2004, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.13* 2005 Titanium Metals Corporation Profit Sharing Plan, incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 28, 2005.

10.14* Executive  Severance  Policy,  as amended and restated  effective May 17,
     2000, incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.15* Titanium Metals Corporation Executive Stock Ownership Loan Plan, as amended and restated effective February 28, 2001, incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

10.16* Form  of  Loan  and  Pledge  Agreement  by and  between  Titanium  Metals
     Corporation and individual TIMET executives under the Corporation's Executive Stock Ownership Loan Program, incorporated by reference to
     Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

10.17* Titanium  Metals  Corporation  Amended  and  Restated  1996  Non-Employee
     Director Compensation Plan, as amended and restated effective October 1, 2004, incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed with the SEC on February 28, 2005.

10.18* Amendment to Employment  Contract between TIMET Savoie,  S.A.,  Christian
     Leonhard and Titanium Metals Corporation, executed as of November 25, 2003, incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

10.19* 2005  Amendment  to  Employment  Contract  between  TIMET  Savoie,  S.A.,
     Christian J.M. Leonhard and Titanium Metals Corporation, executed as of November 25, 2003.

10.20Settlement  Agreement  and Release of Claims  dated April 19, 2001  between
     Titanium Metals Corporation and The Boeing Company, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.21Intercorporate  Services Agreement among Contran  Corporation,  Tremont LLC and Titanium Metals Corporation, effective as of January 1, 2004, incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

Item No.                              Exhibit Index
--------------------------------------------------------------------------------

10.22** Purchase and Sale Agreement (For Titanium  Products)  between The Boeing
     Company, acting through its division, Boeing Commercial Airplanes, and Titanium Metals Corporation (as amended and restated effective April 19,
     2001), incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.23** Purchase and Sale Agreement between  Rolls-Royce plc and Titanium Metals
     Corporation  dated December 22, 1998,  incorporated by reference to Exhibit
     10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.24** First Amendment to Purchase and Sale Agreement between Rolls-Royce plc and Titanium Metals Corporation, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.25** Second Amendment to Purchase and Sale Agreement between Rolls-Royce plc and Titanium Metals Corporation, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.26** Termination  Agreement by and between  Wyman-Gordon Company and Titanium
     Metals Corporation effective as of September 28, 2003, incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.27Agreement  Regarding  Shared  Insurance by and between CompX  International
     Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., NL Industries, Inc., Titanium Metals Corporation and Valhi, Inc. dated October 30, 2003, incorporated by reference to Exhibit
     10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

10.28Subscription Agreement executed October 5, 2004 but effective as of October
     1, 2004 among NL Industries, Inc., TIMET Finance Management Company and CompX Group, Inc., incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of NL Industries, Inc. filed with the SEC on October 8, 2004.

10.29Certificate  of  Incorporation  of  CompX  Group,  Inc.,   incorporated  by
     reference to Exhibit 99.3 to the Current Report on Form 8-K of NL Industries, Inc. filed with the SEC on October 8, 2004.

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


                                             TITANIUM METALS CORPORATION
                                             (Registrant)


                                             By /s/ J. Landis Martin
                                                --------------------------------
                                                J. Landis Martin, March 16, 2005
                                                Chairman of the Board, President
                                                  and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ J. Landis Martin                         /s/ Glenn R. Simmons
------------------------------------         -----------------------------------
J. Landis Martin, March 16, 2005             Glenn R. Simmons, March 16, 2005
Chairman of the Board, President             Director
  and Chief Executive Officer


/s/ Harold C. Simmons                        /s/ Steven L. Watson
------------------------------------         -----------------------------------
Harold C. Simmons, March 16, 2005            Steven L. Watson, March 16, 2005
Vice Chairman of the Board                   Director


/s/ Norman N. Green                          /s/ Paul J. Zucconi
------------------------------------         -----------------------------------
Norman N. Green, March 16, 2005              Paul J. Zucconi, March 16, 2005
Director                                     Director


/s/ Gary C. Hutchison                        /s/ Bruce P. Inglis
------------------------------------         -----------------------------------
Gary C. Hutchison, March 16, 2005            Bruce P. Inglis, March 16, 2005
Director                                     Vice President - Finance, Corporate
                                                Controller and Treasurer
                                             Principal Financial Officer
                                             Principal Accounting Officer
/s/ Albert W. Niemi, Jr.
------------------------------------
Albert W. Niemi, Jr., March 16, 2005
Director

                           TITANIUM METALS CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                            ITEMS 8, 15(a) and 15(c)

                   INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

                                                                          Page
Financial Statements                                                      ----

   Report of Independent Registered Public Accounting Firm                 F-1

   Consolidated Balance Sheets - December 31, 2004 and 2003                F-3

   Consolidated Statements of Operations -
      Years ended December 31, 2004, 2003 and 2002                         F-5

   Consolidated Statements of Comprehensive Income (Loss) -
      Years ended December 31, 2004, 2003 and 2002                         F-7

   Consolidated Statements of Cash Flows -
      Years ended December 31, 2004, 2003 and 2002                         F-8

   Consolidated Statements of Changes in Stockholders' Equity -
      Years ended December 31, 2004, 2003 and 2002                        F-10

   Notes to Consolidated Financial Statements                             F-11


Financial Statement Schedules

   Report of Independent Registered Public Accounting Firm
      on Financial Statement Schedule                                      S-1

   Schedule II - Valuation and Qualifying Accounts                         S-2

   Schedules I, III and IV are omitted because they are not applicable.

                                        F

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Titanium Metals Corporation:

     We have completed an integrated audit of Titanium Metals Corporation's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, of comprehensive income (loss), of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Titanium Metals Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     Effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations. See Note 2 to the consolidated financial statements. Effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets. See Note 7 to the consolidated financial statements.

Internal control over financial reporting

     Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An  audit of  internal  control  over  financial  reporting  includes obtaining  an  understanding  of  internal  control  over  financial  reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


/s/ PricewaterhouseCoopers LLP


Denver, Colorado
March 16, 2005

                           TITANIUM METALS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)

                                                                                              December 31,
                                                                                   -----------------------------------
ASSETS                                                                                  2004               2003
                                                                                   ----------------   ----------------

Current assets:
   Cash and cash equivalents                                                       $        7,194     $       35,040
   Restricted cash and cash equivalents                                                       721              2,248
   Accounts and other receivables, less
     allowance of $1,683 and $1,906                                                        96,756             67,432
   Refundable income taxes                                                                      -              2,155
   Inventories                                                                            231,580            165,721
   Prepaid expenses and other                                                               2,400              2,604
   Deferred income taxes                                                                    4,975                778
                                                                                   ----------------   ----------------

       Total current assets                                                               343,626            275,978

Marketable securities                                                                      47,214                  -
Investment in joint ventures                                                               22,591             22,469
Investment in common securities of TIMET Capital Trust I                                    6,259              6,794
Property and equipment, net                                                               228,173            239,182
Intangible assets, net                                                                      5,057              6,294
Deferred income taxes                                                                       1,053                  -
Other                                                                                      11,576             16,692
                                                                                   ----------------   ----------------

       Total assets                                                                $      665,549     $      567,409
                                                                                   ================   ================

                           TITANIUM METALS CORPORATION

                      (In thousands, except per share data)


                                                                                              December 31,
                                                                                   -----------------------------------
LIABILITIES, MINORITY INTEREST AND                                                      2004               2003
                                                                                   ----------------   ----------------
STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                                   $      43,176      $           -
   Accounts payable                                                                       44,164             29,200
   Accrued liabilities                                                                    53,130             44,471
   Deferred gain on sale of property                                                      12,016                  -
   Customer advances                                                                       6,913              3,356
   Income taxes payable                                                                    2,516                 11
   Other                                                                                     257                775
                                                                                   ----------------   ----------------

       Total current liabilities                                                         162,172             77,813

Capital lease obligations                                                                    175              9,766
Accrued OPEB cost                                                                         14,470             13,661
Accrued pension cost                                                                      77,515             62,366
Accrued environmental cost                                                                 1,985              3,930
Deferred income taxes                                                                         60                637
Accrued interest on debt payable to TIMET Capital Trust I                                      -             19,003
Debt payable to TIMET Capital Trust I                                                     12,010            207,465
Other                                                                                      4,939              2,880
                                                                                   ----------------   ----------------

       Total liabilities                                                                 273,326            397,521
                                                                                   ----------------   ----------------

Minority interest                                                                         12,539             11,131
                                                                                   ----------------   ----------------

Stockholders' equity:

   Series A Preferred Stock, $.01 par value; $195,455 liquidation preference;  4,025 shares authorized, 3,909 and 0 shares
     issued, respectively                                                                173,650                  -
   Common stock, $.01 par value; 90,000 shares authorized,
     15,963 and 15,950 shares issued, respectively                                           160                160
   Additional paid-in capital                                                            350,866            350,515
   Accumulated deficit                                                                  (103,788)          (140,428)
   Accumulated other comprehensive loss                                                  (39,989)           (50,226)
   Treasury stock, at cost  (45 shares)                                                   (1,208)            (1,208)
   Deferred compensation                                                                      (7)               (56)
                                                                                   ----------------   ----------------

       Total stockholders' equity                                                        379,684            158,757
                                                                                   ----------------   ----------------

       Total liabilities, minority interest and stockholders' equity               $     665,549      $     567,409
                                                                                   ================   ================

Commitments and contingencies (Note 19)

          See accompanying notes to consolidated financial statements.
                                       F-4

                           TITANIUM METALS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                                                Year ended December 31,
                                                                   ---------------------------------------------------
                                                                        2004               2003              2002
                                                                   ----------------    --------------    -------------

Net sales                                                          $     501,828       $     385,304     $     366,501
Cost of sales                                                            445,910             368,274           369,624
                                                                   ----------------    --------------    -------------

   Gross margin                                                           55,918              17,030            (3,123)

Selling, general, administrative and
   development expense                                                    44,908              36,438            42,998
Equity in earnings of joint ventures                                       1,278                 451             1,990
Other income (expense), net                                               22,989              24,389            23,282
                                                                   ----------------    --------------    -------------

   Operating income (loss)                                                35,277               5,432           (20,849)

Interest expense                                                          12,451              16,419            17,144
Other non-operating income (expense), net                                 16,199                (294)          (29,893)
                                                                   ----------------    --------------    -------------

   Income (loss) before income taxes, minority
     interest and cumulative effect of change in
     accounting principle                                                 39,025             (11,281)          (67,886)

Income tax (benefit) expense                                              (2,132)              1,207            (1,952)
Minority interest, net of tax                                              1,219                 378             1,286
                                                                   ----------------    --------------    -------------

   Income (loss) before cumulative effect of change
     in accounting principle                                              39,938             (12,866)          (67,220)

Cumulative effect of change in accounting principle                            -                (191)          (44,310)
                                                                   ----------------    --------------    -------------

   Net income (loss)                                                      39,938             (13,057)         (111,530)

Dividends on Series A Preferred Stock                                      4,398                   -                 -
                                                                   ----------------    --------------    -------------

   Net income (loss) attributable to
     common stockholders                                           $      35,540       $     (13,057)    $    (111,530)
                                                                   ================    ==============    =============

                           TITANIUM METALS CORPORATION

                      (In thousands, except per share data)


                                                                               Year ended December 31,
                                                                ------------------------------------------------------
                                                                     2004               2003                2002
                                                                ---------------    ----------------    ---------------

Basic earnings (loss) per share attributable to
      common stockholders:
   Before cumulative effect of change
      in accounting principle                                   $       2.24       $      (0.81)       $     (4.26)

   Cumulative effect of change in accounting
      principle                                                            -              (0.01)             (2.80)
                                                                ---------------    ----------------    ---------------

Basic earnings (loss) per share attributable to
   common stockholders                                          $       2.24       $      (0.82)       $     (7.06)
                                                                ===============    ================    ===============

Diluted earnings (loss) per share attributable to
      common stockholders:
   Before cumulative effect of change
      in accounting principle                                   $       2.20       $      (0.81)       $     (4.26)

   Cumulative effect of change in accounting
      principle                                                            -              (0.01)             (2.80)
                                                                ---------------    ----------------    ---------------

Diluted earnings (loss) per share attributable to
      common stockholders                                       $       2.20       $      (0.82)       $     (7.06)
                                                                ===============    ================    ===============


Weighted average shares outstanding:
   Basic                                                              15,881             15,844             15,803
                                                                ===============    ================    ===============
   Diluted                                                            18,125             15,844             15,803
                                                                ===============    ================    ===============


Pro forma amounts assuming Statement of
   Financial Accounting Standards No. 143
   was applied as of January 1, 2002 (Note 2):

   Net income (loss) attributable to common
      stockholders                                              $     35,540       $    (12,866)       $  (111,556)
                                                                ===============    ================    ===============

   Basic earnings (loss) per share attributable to
      common stockholders                                       $       2.24       $      (0.81)       $     (7.06)
                                                                ===============    ================    ===============
   Diluted earnings (loss) per share attributable to
      common stockholders                                       $       2.20       $      (0.81)       $     (7.06)
                                                                ===============    ================    ===============



          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (In thousands)

                                                                                 Year ended December 31,
                                                                   ----------------------------------------------------
                                                                        2004               2003              2002
                                                                   ---------------    ---------------   ---------------
Net income (loss)                                                  $      39,938      $     (13,057)   $     (111,530)

Other comprehensive income (loss):
   Currency translation adjustment                                         6,435             11,443            13,359
   Unrealized gains on marketable securities                              12,597                  -                 -
   TIMET's share of VALTIMET SAS's unrealized net
     gains on derivative financial instruments
     qualifying as cash flow hedges                                           97                  -                 -
   Pension liabilities adjustment (net of tax
     benefit of $1,588 in 2002)                                           (8,892)             1,068           (40,822)
                                                                   ---------------    ---------------   ---------------

   Total other comprehensive income (loss)                                10,237             12,511           (27,463)
                                                                   ---------------    ---------------   ---------------

   Comprehensive income (loss)                                     $      50,175      $        (546)    $    (138,993)
                                                                   ===============    ===============   ===============



Currency translation adjustment:
   Beginning of year                                               $      10,407      $      (1,036)    $     (14,395)
   Change during year                                                      6,435             11,443            13,359
                                                                   ---------------    ---------------   ---------------
   End of year                                                     $      16,842      $      10,407     $      (1,036)
                                                                   ===============    ===============   ===============

Unrealized gains on marketable securities:
   Beginning of year                                               $           -      $           -     $           -
   Change during year                                                     12,597                  -                 -
                                                                   ---------------    ---------------   ---------------
   End of year                                                     $      12,597      $           -     $           -
                                                                   ===============    ===============   ===============

TIMET's share of VALTIMET SAS's unrealized net
   gains on derivative financial instruments
   qualifying as cash flow hedges:
     Beginning of year                                             $           -      $           -     $           -
     Change during year                                                       97                  -                 -
                                                                   ---------------    ---------------   ---------------
     End of year                                                   $          97      $           -     $           -
                                                                   ===============    ===============   ===============

Pension liabilities adjustment:
   Beginning of year                                               $     (60,633)     $     (61,701)    $     (20,879)
   Change during year                                                     (8,892)             1,068           (40,822)
                                                                   ---------------    ---------------   ---------------
   End of year                                                     $     (69,525)     $     (60,663)    $     (61,701)
                                                                   ===============    ===============   ===============


          See accompanying notes to consolidated financial statements.
                                       F-7

                           TITANIUM METALS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  Year ended December 31,
                                                                     --------------------------------------------------
                                                                           2004              2003            2002
                                                                     ---------------    --------------   --------------
Cash flows from operating activities:
   Net income (loss)                                                 $      39,938      $     (13,057)   $    (111,530)
   Depreciation and amortization                                            32,828             36,572           37,098
   Gain on exchange of BUCS                                                (15,465)                 -                -
   Cumulative effect of change in accounting principle                           -                191           44,310
   Noncash impairment of preferred securities                                    -                  -           27,500
   Equity in earnings of joint ventures,
     net of distributions                                                      527                796             (961)
   Equity in earnings of common securities of
     TIMET Capital Trust I, net of distributions                               536               (432)            (104)
   Deferred income taxes                                                    (5,711)              (259)          (3,694)
   Minority interest, net of tax                                             1,219                378            1,286
   Other, net                                                                  (73)               616            1,891
   Change in assets and liabilities:
     Receivables                                                           (25,587)             4,798           24,088
     Inventories                                                           (60,858)            24,462           10,756
     Prepaid expenses and other                                                (77)               461            6,072
     Accounts payable and accrued liabilities                               20,037             (1,029)         (15,806)
     Customer advances                                                       3,316               (207)         (26,386)
     Income taxes                                                            4,417               (256)          (1,863)
     Accrued OPEB and pension costs                                          2,927             (2,007)          (6,998)
     Accrued interest on debt payable to
       TIMET Capital Trust I                                               (18,936)            14,403            3,455
     Other, net                                                             (1,471)               391           (2,709)
                                                                     ---------------    --------------   --------------
       Net cash (used) provided by operating activities                    (22,433)            65,821          (13,595)
                                                                     ---------------    --------------   --------------

Cash flows from investing activities:
   Purchase of marketable securities                                       (34,472)                 -                -
   Capital expenditures                                                    (23,556)           (12,467)          (7,767)
   Proceeds from sale of property, net                                      11,973                  -                -
   Change in restricted cash, net                                            1,527             (2,102)               -
   Other, net                                                                    -                 35              300
                                                                     ---------------    --------------   --------------
       Net cash used by investing activities                               (44,528)           (14,534)          (7,467)
                                                                     ---------------    --------------   --------------

Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                            160,195            127,253          169,933
     Repayments                                                           (117,019)          (146,322)        (162,396)
   Dividends paid to minority interest                                        (691)            (1,892)          (1,115)
   Dividends paid on Series A Preferred Stock                               (3,298)                 -                -
   Other, net                                                                 (445)            (1,107)          (2,899)
                                                                     ---------------    --------------   --------------
       Net cash provided (used) by financing activities                     38,742            (22,068)           3,523
                                                                     ---------------    --------------   --------------

Net cash (used) provided by operating, investing
   and financing activities                                          $     (28,219)     $      29,219    $     (17,539)
                                                                     ===============    ==============   ==============

                           TITANIUM METALS CORPORATION

                                 (In thousands)

                                                                                 Year ended December 31,
                                                                     -------------------------------------------------
                                                                         2004              2003             2002
                                                                     --------------    --------------   --------------
Cash and cash equivalents:
   Net increase (decrease) from:
     Operating, investing and financing activities                   $    (28,219)     $      29,219    $     (17,539)
     Effect of exchange rate changes on cash                                  373               (393)            (747)
                                                                     --------------    --------------   --------------
                                                                          (27,846)            28,826          (18,286)
   Cash and cash equivalents at beginning of year                          35,040              6,214           24,500
                                                                     --------------    --------------   --------------

   Cash and cash equivalents at end of year                          $      7,194      $      35,040    $       6,214
                                                                     ==============    ==============   ==============

Supplemental disclosures:
   Cash paid for:
     Interest, net of amounts capitalized                            $     30,624      $       1,325    $      12,352
     Income taxes, net                                               $          -      $       1,561    $       3,605

Noncash investing and financing activities:
   Capital lease obligations incurred when
     the Company entered into certain leases
     for equipment                                                   $          -      $           -    $         969



          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years ended December 31, 2004, 2003 and 2002
                                 (In thousands)


                                                                                Accumulated
                                                  Series A Additional Retained    Other
                                   Common  Common Preferred Paid-in   Earnings Comprehensive Treasury Deferred
                                   Shares  Stock   Stock    Capital   (Deficit)Income (Loss) Stock Compensation Total
                                   ------- ------ --------- --------- ---------- --------- --------  -------  ---------

Balance at December 31, 2001       15,928  $ 160  $      -  $350,673  $ (15,841) $(35,274) $(1,208)  $ (396)  $298,114
   Comprehensive loss                   -      -         -         -   (111,530)  (27,463)       -        -    138,993)
   Issuance of common stock             -      -         -        21          -         -        -        -         21
   Stock award cancellations           (2)     -         -       (66)         -         -        -       66          -
   Amortization of deferred
    compensation, net of effects of
    stock award cancellations           -      -         -         -          -         -        -      208        208
   Other                                -      -         -       133          -         -        -     (133)         -
                                   ------- ------ --------- --------- ---------- --------- --------  -------  ---------

Balance at December 31, 2002       15,926    160         -   350,761   (127,371)  (62,737)  (1,208)    (255)   159,350
   Comprehensive income (loss)          -      -         -         -    (13,057)   12,511        -        -       (546)
   Issuance of common stock            15      -         -        72          -         -        -        -         72
   Stock award cancellations          (36)     -         -      (318)         -         -        -      318          -
   Amortization of deferred
    compensation, net of effects of
    stock award cancellations           -      -         -         -          -         -        -     (119)      (119)
                                   ------- ------ --------- --------- ---------- --------- --------  -------  ---------

Balance at December 31, 2003       15,905    160         -   350,515   (140,428)  (50,226)  (1,208)     (56)   158,757
   Comprehensive income                 -      -         -         -     39,938    10,237        -        -     50,175
   Issuance of Series A
    Preferred Stock                     -      -   173,650         -          -         -                      173,650
   Dividends declared on Series A
    Preferred Stock                     -      -         -         -     (3,298)                                (3,298)
   Issuance of common stock            23      -         -       422          -         -        -        -        422
   Stock award cancellations          (10)     -         -       (71)         -         -        -       71          -
   Amortization of deferred
    compensation, net of effects of
    stock award cancellations           -      -         -         -          -         -        -      (22)       (22)
                                   ------- ------ --------- --------- ---------- --------- --------  -------  ---------

Balance at December 31, 2004       15,918  $ 160  $173,650  $350,866  $(103,788) $(39,989) $(1,208)  $   (7)  $379,684
                                   ======= ====== ========= ========= ========== ========= ========  =======  =========


          See accompanying notes to consolidated financial statements.
                                      F-10

                           TITANIUM METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation

     Titanium Metals Corporation ("TIMET") is a vertically integrated producer of titanium sponge, melted products and a variety of mill products for aerospace, industrial and other applications. The accompanying Consolidated Financial Statements include the accounts of TIMET and all of its majority-owned subsidiaries (collectively, the "Company") except the TIMET Capital Trust I (the "Capital Trust"), a wholly-owned finance subsidiary which was deconsolidated at December 31, 2003 and for which all prior periods were retroactively restated.
Such retroactive restatement did not impact net loss, stockholders' equity or cash flow from operations for any prior periods. See further discussion in Note
12. All material intercompany transactions and balances with consolidated subsidiaries have been eliminated, and certain prior year amounts have been reclassified to conform to the current year presentation.

     At December 31, 2004, Valhi, Inc. and subsidiaries ("Valhi") held 40.8% of TIMET's outstanding common stock and 0.4% of the Company's 6.75% Series A Convertible Preferred Stock (the "Series A Preferred Stock"). At December 31, 2004, the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Valhi and certain related companies, held
12.1% of the Company's common stock. TIMET's U.S. pension plans invest in a portion of the CMRT that does not hold TIMET common stock. At December 31, 2004, Contran Corporation ("Contran") held, directly or through subsidiaries, 90.5% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT. At December 31, 2004, Mr. Simmons' spouse owned 40.9% of the outstanding Series A Preferred Stock. Mr. Simmons may be deemed to control each of Contran, Valhi and TIMET.

     The Company completed a five-for-one stock split of its common stock, which was effected in the form of a stock dividend (whereby an additional four shares of post-split stock were distributed for each one share of pre-split stock) and became effective after the close of trading on August 27, 2004. The Company completed a one-for-ten reverse stock split, which became effective after the close of trading on February 14, 2003. All share and per share disclosures for all periods presented have been adjusted to give effect to these stock splits.

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

     Restricted cash and cash equivalents. Restricted cash and cash equivalents generally consist of certificates of deposit and other interest bearing accounts collateralizing certain Company obligations. Such restricted amounts are generally classified as either a current or noncurrent asset depending on the classification of the obligation to which the restricted amount relates. All restricted amounts are classified as current at December 31, 2004 and 2003.

     Accounts receivable. The Company provides an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

     Inventories and cost of sales. Inventories include material, labor and overhead and are stated at the lower of cost or market, net of an allowance for slow-moving inventories. Approximately 40% of inventories are costed using the last-in, first-out ("LIFO") method with the balance stated primarily using an average cost method. Cost of sales includes costs for materials, packing and finishing, utilities, maintenance and depreciation, shipping and handling, and salaries and benefits.

     Investments. The Company's marketable securities acquired in 2004, including the shares of CompX International, Inc. ("CompX") contributed by the Company and held by CompX Group, Inc. ("CGI") (based upon the Company's redemption option), are classified as available-for-sale securities and are carried at fair value based upon quoted market prices, with unrealized gains and/or losses included in stockholders' equity as a component of other comprehensive income. The Company evaluates its investments in marketable securities whenever events or conditions occur to indicate that the fair value of such investments has declined below their carrying amounts. If the decline in fair value is judged to be other than temporary, the carrying amount of the security is written down to fair value. See further discussion in Note 4.

     Investments in 20% to 50% owned joint ventures are accounted for by the equity method. Additionally, TIMET's 100% owned investment in the Capital Trust is accounted for by the equity method, as further discussed in Note 12.
Differences between the Company's investment in joint ventures and its proportionate share of the joint ventures' reported equity are amortized based upon the respective useful lives of the assets to which the differences relate, which is generally over not more than 15 years.

     Property, equipment and depreciation. Property and equipment are recorded at cost and depreciated principally on the straight-line method over the estimated useful lives of 15 to 40 years for buildings and three to 25 years for machinery and equipment. Capitalized software costs are amortized over the software's estimated useful life, generally three to five years. Maintenance (including planned major maintenance), repairs and minor renewals are expensed as incurred and included in cost of sales. Major improvements are capitalized and depreciated over the estimated period to be benefited. During 2004, approximately $28,000 of interest was capitalized. No interest was capitalized during 2003 or 2002.

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

     Intangible assets and amortization. Goodwill, representing the excess of cost over the fair value of individual net assets acquired in business combinations accounted for by the purchase method, was amortized using the straight-line method over 15 years and was stated net of accumulated amortization through December 31, 2001. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, and recorded an impairment charge for its remaining goodwill balance. See Note 7. Patents and other intangible assets, except intangible pension assets, are recorded at cost and amortized using the straight-line method over the estimated period of benefit, generally seven to nine years. The Company assesses the amortization period and recoverability of the carrying amount of patents and other intangible assets at least annually or when events or circumstances require, and the effects of revisions are reflected in the period they are determined to be necessary.

     Asset retirement obligations. The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 is recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its future value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

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

     The following table shows pro forma amounts relating to the Company's asset retirement obligations as if SFAS No. 143 were applied on January 1, 2002, as well as a roll forward of the asset retirement obligation through December 31, 2004:

                                                                                                      Amount
                                                                                                --------------------
                                                                                                  (In thousands)

Asset retirement obligation, 1/1/2002                                                           $           312
Accretion expense                                                                                            15
                                                                                                --------------------

Asset retirement obligation, 12/31/2002                                                                     327
New obligations                                                                                             160
Revisions to cash flow estimates                                                                            (48)
Accretion expense (1)                                                                                        14
Currency translation adjustment                                                                              34
                                                                                                --------------------

Asset retirement obligation, 12/31/2003                                                                     487
Accretion expense (1)                                                                                        23
Currency translation adjustment                                                                              20
                                                                                                --------------------

Asset retirement obligation, 12/31/2004                                                         $           530
                                                                                                ====================

--------------------------------------------------------------------------------------------------------------------

(1)  Reported as a component of other operating expense.


     Fair value of financial instruments. Carrying amounts of certain of the Company's financial instruments including, among others, cash and cash equivalents and accounts receivable approximate fair value because of their short maturities. The Company's bank debt reprices with changes in market interest rates and, accordingly, the carrying amount of such debt is believed to approximate market value. The Company's 6.625% convertible junior subordinated debentures due 2026 (the "Subordinated Debentures") held by the Capital Trust were issued at a fixed rate; however, the 6.625% mandatorily redeemable convertible preferred securities, beneficial unsecured convertible securities ("BUCS") issued by the Capital Trust are a publicly traded security (ticker symbol "TMCXP.PK"), and may provide the best available proxy for the fair value of the underlying Subordinated Debentures. Based upon the last traded value of the BUCS on or before December 31, 2004 and 2003, the aggregate fair value of the outstanding Subordinated Debentures, including any accrued and unpaid interest, related to the 115,717 outstanding BUCS approximated $1.9 million and $137 million at December 31, 2004 and 2003, respectively. The Company's Series A Preferred Stock is also a publicly traded security (ticker symbol "TIELP.PK"). Based upon the last traded value of the Series A Preferred Stock ($55.76 per share) on or before December 31, 2004, the market value of such securities, which the Company believes provides a reasonable estimate of fair value, was $218.0 million as of December 31, 2004.

     Translation of foreign currencies. Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in the currency translation adjustments component of other comprehensive income (loss). Currency transaction gains and losses are recognized in income currently. The Company recognized net currency transaction losses of $0.5 million in 2004, $0.2 million in 2003 and $0.6 million in 2002.

     Stock-based compensation. The Company currently follows the disclosure alternative prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and has chosen to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APB No. 25, compensation expense is generally recognized for fixed stock options for which the exercise price is less than the market price of the underlying stock on the grant date. All of the Company's stock options have been granted with exercise prices equal to or in excess of the market price on the date of grant, and the Company recognized no compensation expense for stock options in 2004, 2003 or 2002. The following table illustrates the effect on net income (loss) and income (loss) per share attributable to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to all options granted since January 1, 1995:

                                                                              Year ended December 31,
                                                               -------------------------------------------------------
                                                                    2004                2003               2002
                                                               ----------------    ----------------   ----------------
                                                                                   (In thousands)

Net income (loss) attributable to
   common stockholders, as reported                            $      35,540       $     (13,057)     $    (111,530)
Less stock option related stock-based
   employee compensation expense
   determined under SFAS No. 123                                         (65)               (215)              (598)
                                                               ----------------    ----------------   ----------------

Pro forma net income (loss) attributable
   to common stockholders                                      $      35,475       $     (13,272)     $    (112,128)
                                                               ================    ================   ================

Basic earnings (loss) per share attributable
   to common stockholders:
   As reported                                                 $        2.24       $       (0.82)     $       (7.06)
                                                               ================    ================   ================
   Pro forma                                                   $        2.23       $       (0.84)     $       (7.10)
                                                               ================    ================   ================

Diluted earnings (loss) per share attributable
   to common stockholders:
   As reported                                                 $        2.20       $       (0.82)     $       (7.06)
                                                               ================    ================   ================
   Pro forma                                                   $        2.20       $       (0.84)     $       (7.10)
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

     Research and development. Research and development expense, which includes activities directed toward expanding the use of titanium and titanium alloys in all market sectors, is recorded as selling, general, administrative and development expense and totaled $2.9 million in 2004, $2.8 million in 2003 and $3.3 million in 2002. Related engineering and experimentation costs associated with ongoing commercial production are recorded in cost of sales.

     Advertising costs. Advertising costs, which are not significant, are expensed as incurred.

     Self-insurance. The Company is self insured for certain exposures relating to employee and retiree medical benefits and workers' compensation claims. The Company purchases insurance from third-party providers, which limits its maximum exposure to $150,000 per occurrence for employee medical benefits and $500,000 per occurrence for workers' compensation claims. The Company paid $17.1 million during 2004, $14.0 million during 2003 and $18.0 million during 2002 related to employee medical benefits and $170,000 during 2004, $42,000 during 2003 and $408,000 during 2002 related to workers compensation claims. The Company also maintains insurance from third-party providers for automobile, property, product, fiduciary and other liabilities, which are subject to various deductibles and policy limits typical to these types of insurance policies. See
Note 18 for discussion of policies provided by related parties.

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

     Accounting principles not yet adopted. In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"), which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and the Company will adopt SFAS No. 151 no later than January 1, 2006. The Company has not yet determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which replaces SFAS No. 123 and supersedes APB No.
25. SFAS No. 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS No. 123R, the pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The Company will adopt SFAS No. 123R as of July 1, 2005 and does not believe the adoption of SFAS No. 123R will have a material effect on the Company's financial position or results of operations, as all of TIMET's outstanding options will be fully vested as of the adoption date.

     See also Note 17.
                                      F-17

Note 3 - Inventories

                                                                                            December 31,
                                                                                --------------------------------------
                                                                                      2004                 2003
                                                                                -----------------    -----------------
                                                                                           (In thousands)

Raw materials                                                                   $        71,067      $        33,198
Work-in-process                                                                          97,848               76,573
Finished products                                                                        77,012               62,687
Supplies                                                                                 12,397               12,248
                                                                                -----------------    -----------------
                                                                                        258,324              184,706
Less adjustment of certain inventories to LIFO basis                                     26,744               18,985
                                                                                -----------------    -----------------

                                                                                $       231,580      $       165,721
                                                                                =================    =================

Note 4 - Marketable securities

     The following table summarizes the Company's marketable securities as of December 31, 2004, which were acquired during the year then ended:

                                                                                                          Unrealized
           Marketable security                   Shares          Market value          Cost basis           gains
------------------------------------------     ------------    ------------------    ---------------    ---------------
                                                                                    ($ in thousands)

CompX (1)                                        2,549,520       $      42,144         $    32,011        $    10,133
NL Industries, Inc. ("NL")                         222,100               4,908               2,461              2,447
Kronos Worldwide, Inc. ("Kronos")                    3,985                 162                 145                 17
                                                               ------------------    ---------------    ---------------

                                                                 $      47,214         $    34,617        $    12,597
                                                               ==================    ===============    ===============
-----------------------------------------------------------------------------------------------------------------------

(1) The Company directly holds 336,700 shares of CompX. CGI holds the remaining 2,212,820 shares. See further discussion below.


     During the first nine months of 2004, the Company purchased 2,212,820 shares of CompX Class A common shares, representing approximately 14.6% of the total number of shares of all classes of CompX common stock outstanding at that date. At September 30, 2004, NL, a subsidiary of Valhi, held an additional 68.4% of CompX. Effective on October 1, 2004, the Company and NL contributed 100% of their respective holdings on that date of all classes of CompX common stock to CGI in return for a 17.6% and 82.4% ownership interest in CGI, respectively, and CGI became the holder of the 83.0% of CompX that the Company and NL had previously held in the aggregate. The CompX shares are the sole assets of CGI. The Company's shares of CGI are redeemable at the option of the Company based upon the market value of the underlying CompX stock held by CGI, and the Company accounts for its investment in CGI as an available-for-sale marketable security carried at fair value based on the fair value of the underlying CompX shares held by CGI.

     During the fourth quarter of 2004, the Company purchased an additional 336,700 shares of CompX, and as of December 31, 2004 the Company held (directly and through its investment in CGI) approximately 16.8% of the total number of shares of all classes of CompX common stock outstanding. None of the shares purchased subsequent to September 30, 2004 have been, nor are expected to be, contributed to CGI.

     At December 31, 2004, the Company held approximately 0.5% of NL's outstanding common stock, and Valhi and a wholly owned subsidiary of Valhi held an additional 83.3% in the aggregate.

     During the year ended December 31, 2004, NL paid dividends on its common stock in the form of shares of Kronos common stock. At December 31, 2004, the Company held less than 0.1% of Kronos' outstanding common stock and Valhi, a wholly owned subsidiary of Valhi and NL hold an additional 94% in the aggregate.

Note 5 - Investment in joint ventures


                                                                                            December 31,
                                                                                --------------------------------------
                                                                                      2004                 2003
                                                                                -----------------    -----------------
                                                                                           (In thousands)
Joint ventures:
   VALTIMET SAS ("VALTIMET")                                                    $         22,466     $        22,252
   MZI, LLC ("MZI")                                                                          125                 217
                                                                                -----------------    -----------------

                                                                                $         22,591     $        22,469
                                                                                =================    =================

     VALTIMET is a manufacturer of welded stainless steel and titanium tubing with operations in the United States, France, South Korea and China. At December 31, 2004, VALTIMET was owned 43.7% by TIMET, 51.3% by Valinox Welded, a French manufacturer of welded tubing, and 5.0% by Sumitomo Metals Industries, Ltd., a Japanese manufacturer of steel products.

     At December 31, 2004, the unamortized net difference between the Company's carrying amount of its investment in VALTIMET and its proportionate share of VALTIMET's net assets was $3.8 million, and is principally attributable to the difference between the carrying amount and fair value of fixed assets initially contributed by TIMET. This difference is being amortized over 15 years and reduces the amount of equity in earnings or increases the amount of equity in losses that the Company reports related to its investment in VALTIMET.


     MZI provides certain testing services and is 33.3% owned by TIMET with the remainder owned by another titanium manufacturer. VALTIMET and MZI are exempted from the scope of FASB Interpretation No. 46 ("FIN 46R"), Consolidation of Variable Interest Entities (an interpretation of Accounting Research Bulletin No. 51). Therefore, the current SFAS No. 94 model, under which consolidation is based upon control (generally defined as ownership of more than 50% of an entity), continues to apply to these entities.

Note 6 - Property and equipment

                                                                                            December 31,
                                                                               ---------------------------------------
                                                                                     2004                  2003
                                                                               ------------------    -----------------
                                                                                           (In thousands)

Land and improvements                                                          $         8,703       $         8,634
Buildings and improvements                                                              31,780                41,700
Information technology systems                                                          63,609                59,782
Manufacturing equipment and other                                                      333,031               316,088
Construction in progress                                                                14,819                 6,754
                                                                               ------------------    -----------------
                                                                                       451,942               432,958
Less accumulated depreciation                                                          223,769               193,776
                                                                               ------------------    -----------------
                                                                               $       228,173       $       239,182
                                                                               ==================    =================

     See Note 11 with respect to the Company's property and equipment held under capital leases.

     In November 2004, pursuant to an agreement with Basic Management, Inc. and certain of its affiliates ("BMI"), the Company sold certain property located adjacent to its Henderson, Nevada plant site. However, BMI has leased back to the Company the use of certain settling ponds located on the property until the Company completes construction of a wastewater treatment facility on its Henderson plant site. The Company has recorded a $12 million deferred gain on its Consolidated Balance Sheet related to cash proceeds received on this sale. This deferred gain will be recognized when the Company completes construction of the wastewater treatment facility and can cease use of the settling ponds. The Company currently expects the wastewater treatment facility to be completed and operational in the second quarter of 2005. See "Environmental matters" in Note 19 for further discussion of this transaction, including BMI's assumption of certain environmental obligations related to the property, which will directly affect the gain recognized during 2005.

Note 7 - Intangible assets

     On January 1, 2002, the Company adopted SFAS No. 142, under which goodwill is no longer amortized on a periodic basis, but instead is subject to a two-step impairment test to be performed on at least an annual basis. During the Company's 2002 impairment assessment, management judgment was used to identify the Company's reporting units, determine the carrying amount of each reporting unit by assigning its assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of January 1, 2002, and determine the implied fair value of its goodwill. This evaluation considered, among other things, a combination of fair value indicators including quoted market prices, prices of comparable businesses and discounted projected cash flows based upon Company forecasts, which considered information obtained from review of The Airline Monitor and from discussions with the Company's customers throughout the first half of 2002, both of which assisted the Company in better estimating the impact of the September 11, 2001 terrorist attacks on its business.

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

     As of December 31, 2004 and 2003, the Company's intangible assets with definite lives are solely comprised of patents. In accordance with SFAS No. 142, the Company has evaluated the remaining useful lives of its patents and will continue to amortize such patents over their weighted average remaining amortization periods of 1.1 years as of December 31, 2004. The carrying amount and accumulated amortization of the Company's intangible assets are as follows:


                                                         December 31, 2004                    December 31, 2003
                                                 ----------------------------------    --------------------------------
                                                   Carrying           Accumulated        Carrying         Accumulated
                                                    Amount            Amortization        Amount         Amortization
                                                 --------------     ---------------    --------------    --------------
                                                                            (In thousands)
Intangible assets:
  Definite lives, subject to amortization:
     Patents                                     $     14,874       $       13,224     $     14,475      $      11,322
  Other intangible asset - pension asset (1)            3,407                    -            3,141                  -
                                                 --------------     ---------------    --------------    --------------

                                                 $     18,281       $       13,224     $     17,616      $      11,322
                                                 ==============     ===============    ==============    ==============
-----------------------------------------------------------------------------------------------------------------------

(1)  Not covered by the scope of SFAS No. 142.



     The Company's amortization expense relating to its intangible assets was $1.5 million in 2004, $1.7 million in 2003 and $2.1 million in 2002. The Company's patents will become fully amortized in 2006, with aggregate annual amortization expense expected to be $1.0 million during 2005 and $0.7 million during 2006.

Note 8 - Other noncurrent assets

                                                                                           December 31,
                                                                              ---------------------------------------
                                                                                    2004                  2003
                                                                              ------------------    -----------------
                                                                                          (In thousands)

   Deferred financing costs                                                   $           786       $         7,563
   Prepaid pension cost                                                                10,531                 8,981
   Notes receivable from officers                                                          49                   145
   Other                                                                                  210                     3
                                                                              ------------------    -----------------

                                                                              $        11,576       $        16,692
                                                                              ==================    =================

     The Company's deferred financing costs relate to the Company's U.S. credit facility and the issuance of the BUCS and are amortized on a straight-line basis through 2006 and 2026, respectively. See Note 12 for further discussion of the BUCS deferred financing costs.

Note 9 - Accrued liabilities

                                                                                            December 31,
                                                                                --------------------------------------
                                                                                      2004                 2003
                                                                                -----------------    -----------------
                                                                                           (In thousands)

OPEB cost                                                                       $         2,777      $         3,135
Pension cost                                                                              5,285                8,466
Payroll and vacation                                                                      5,810                6,891
Incentive compensation                                                                   12,570                  579
Other employee benefits                                                                   9,721                9,731
Deferred income                                                                           1,736                1,663
Environmental costs                                                                       2,530                  301
Taxes, other than income                                                                  4,166                4,408
Wyman-Gordon Company ("Wyman-Gordon") installment                                             -                2,800
Other                                                                                     8,535                6,497
                                                                                -----------------    -----------------

                                                                                $        53,130      $        44,471
                                                                                =================    =================

     See Note 19 with regard to environmental costs.

     Effective January 1, 2004, the Company modified the vacation policy for its U.S. salaried employees, whereby such employees no longer accrue their entire year's vacation entitlement on January 1, but rather accrue the current year's vacation entitlement over the course of the year. As a result, in January 2004 the Company reduced its $1.9 million vacation accrual as of December 31, 2003 for these employees to zero.

     During the third quarter of 2003, the Company and Wyman-Gordon agreed to terminate the 1998 purchase and sale agreement associated with the formation of the titanium castings joint venture previously owned by the two parties. The Company agreed to pay Wyman-Gordon a total of $6.8 million in three quarterly installments in connection with this termination, which included the termination of certain favorable purchase terms. The Company recorded a one-time charge for the entire $6.8 million as a reduction to sales in the third quarter of 2003. The Company paid the first two installments aggregating $4.0 million to Wyman-Gordon during 2003 and paid the remaining $2.8 million during the first quarter of 2004.

     Under the terms of the Company's long-term agreement ("LTA") with The Boeing Company ("Boeing"), Boeing is required to purchase from the Company a buffer inventory of titanium products for use by the Company in the production of titanium products ordered by Boeing in the future. As the buffer inventory is completed, Boeing is billed and takes title to the inventory, although the Company may retain an obligation to further process the material as directed by Boeing. Accordingly, the revenue and costs of sales on the buffer inventory is deferred and subsequently recognized at the time the final mill product is delivered to Boeing. As of December 31, 2004 and 2003, $1.6 million of the Company's deferred income related to the buffer inventory.

Note 10 - Customer advances

     Under the terms of the Boeing LTA, in 2002 through 2007, Boeing is required to advance TIMET $28.5 million annually less $3.80 per pound of titanium product purchased by Boeing subcontractors during the preceding year. The advance relates to Boeing's take-or-pay obligations under the LTA. Effectively, the Company collects $3.80 less from Boeing than the LTA selling price for each pound of titanium product sold directly to Boeing and reduces the related customer advance recorded by the Company. For titanium products sold to Boeing subcontractors, the Company collects the full LTA selling price, but gives Boeing credit by reducing the next year's annual advance by $3.80 per pound of titanium product sold to Boeing subcontractors. The Boeing customer advance is also reduced as take-or-pay benefits are earned, as described in Note 15. As of December 31, 2004, $0.7 million of customer advances related to the Company's LTA with Boeing and represented amounts to be credited against the 2005 advance for 2004 subcontractor purchases.

Note 11 - Bank debt and capital lease obligations

                                                                                            December 31,
                                                                               ---------------------------------------
                                                                                     2004                  2003
                                                                               ------------------    -----------------
                                                                                           (In thousands)

Notes payable - U.S. credit agreement                                          $        43,176       $             -
                                                                               ==================    =================

Capital lease obligations                                                      $           197       $        10,290
   Less current maturities                                                                  22                   524
                                                                               ------------------    -----------------

                                                                               $           175       $         9,766
                                                                               ==================    =================

     Long-term bank credit agreements. Under the terms of the Company's U.S. asset-based revolving credit agreement, which matures in February 2006, borrowings are limited to the lesser of $105 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). During the first quarter of 2004, the Company amended its U.S. credit facility to, among other things, allow the Company the flexibility to remove the equipment component from the determination of the Company's borrowing availability in order to avoid the costs of an appraisal. The Company took advantage of this flexibility during the first quarter of 2004, effectively reducing the Company's current borrowing availability in the U.S. by $12 million. However, the Company can regain this availability by completing an updated equipment appraisal. Interest currently accrues at rates based on LIBOR plus 2% and bank prime rate plus 0.5%. The weighted average interest rate on borrowings outstanding as of December 31, 2004 was 4.3%. Borrowings are collateralized by substantially all of the Company's U.S. assets.

     The U.S. credit agreement prohibits the payment of distributions in respect of the Capital Trust's BUCS and dividends on the Company's Series A Preferred Stock if "excess availability" (defined as borrowing availability less outstanding borrowings and certain contractual commitments such as letters of credit) is less than $25 million, prohibits the payment of dividends on the Company's common stock if excess availability is less than $40 million, limits additional indebtedness, requires compliance with certain financial covenants, including a minimum net worth covenant and a fixed charge ratio covenant, and contains other covenants customary in lending transactions of this type. The Company was in compliance with all covenants for all periods during the years ended December 31, 2004 and 2003. As of December 31, 2004, the Company had outstanding borrowings under the U.S. credit agreement of $43.2 million, and excess availability was approximately $48 million. Under this agreement, the Company is required to maintain a lock box arrangement whereby daily net cash receipts are used to reduce outstanding borrowings. Accordingly, any outstanding balances under the U.S. credit agreement are classified as a current liability, regardless of the maturity date of the agreement.

     The Company's subsidiary, TIMET UK, has a credit agreement that provides for borrowings limited to the lesser of (pound)22.5 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and property, plant and equipment ("borrowing availability"). The credit agreement includes revolving and term loan facilities and an overdraft facility (the "U.K. Facilities") and matures in February 2006. Borrowings under the U.K. Facilities can be in various currencies including U.S. dollars, British pounds sterling and euros and are collateralized by substantially all of TIMET UK's assets. Interest generally accrues at LIBOR plus 1.25% for U.S. dollar borrowings and the bank's Base Rate plus 1.25% for British pound sterling borrowings.

     The U.K. Facilities require the maintenance of certain financial ratios and amounts, including a minimum net worth covenant and other covenants customary in lending transactions of this type. TIMET UK was in compliance with all covenants for all periods during the years ended December 31, 2004 and 2003. The U.K. overdraft facility is subject to annual review in December of each year and was renewed in December 2004. During the second quarter of 2003, TIMET UK received an interest-bearing intercompany loan from a U.S. subsidiary of the Company enabling TIMET UK to reduce its long-term borrowings under the U.K. Facilities to zero. This loan was repaid in full during the third quarter of 2004. As of December 31, 2004, the Company had no borrowings under the U.K. Facilities, and unused borrowing availability was approximately $43 million.

     The Company also has overdraft and other credit facilities at certain of its other European subsidiaries. These facilities accrue interest at various rates and are payable on demand. As of December 31, 2004, there were no outstanding borrowings under these facilities, and unused borrowing availability was approximately $18 million.

     Capital lease obligations. At December 31, 2003, certain of the Company's U.S. equipment were held under three year leases expiring at various times during 2004 and 2005. In January 2004, the Company purchased substantially all of the U.S. equipment held under these capital leases for $0.7 million.

     At December 31, 2003, certain of the Company's U.K. production facilities were under three thirty-year leases expiring in 2026. During the fourth quarter of 2004, the Company and the lessor amended these lease agreements such that they no longer meet the criteria for capital lease treatment under SFAS No. 13, Accounting for Leases, and are now accounted for as operating leases. Accordingly, the Company reduced its capital lease obligations and related net property and equipment by $10.3 million and $7.8 million, respectively, resulting in a $2.5 million deferred gain that the Company will recognize on a straight-line basis over the term of the amended lease agreements, one of which expires in 2014 and two of which expire in 2024. The Company's first rent payment under the amended lease agreements is not due until October 2006, and the Company is recognizing rent expense with respect to the amended lease agreements based on the aggregate contractual rent payments allocated on a straight-line basis over the terms of the amended lease agreements.

     As of December 31, 2003, assets held under capital leases included in buildings were $10.4 million. There were no assets held under capital leases included in buildings as of December 31, 2004. Assets included in equipment were $0.3 million and $1.5 million at December 31, 2004 and 2003, respectively. The related aggregate accumulated depreciation for both buildings and equipment was $0.1 million and $3.7 million at December 31, 2004 and 2003, respectively.

     Aggregate maturities of capital lease obligations as of December 31, 2004 are reflected in the following table:

                                                                                       Amount
                                                                                ----------------------
                                                                                   (In thousands)
         Year ending December 31,
            2005                                                                $              33
            2006                                                                               31
            2007                                                                               31
            2008                                                                               31
            2009 and thereafter                                                               119
                                                                                ----------------------
                                                                                              245
            Less amounts representing interest                                                 48
                                                                                ----------------------

                                                                                $             197
                                                                                ======================

Note 12 - Capital Trust

     In November 1996, the Capital Trust issued $201.3 million BUCS and $6.2 million 6.625% common securities. TIMET owns all of the outstanding common securities of the Capital Trust, and the Capital Trust is a wholly owned finance subsidiary of TIMET. The Capital Trust used the proceeds from such issuance to purchase from the Company $207.5 million principal amount of the Subordinated Debentures. The Subordinated Debentures and accrued interest receivable are the sole assets of the Capital Trust at December 31, 2004.

     Prior to December 31, 2003, the Company consolidated the Capital Trust. Based upon guidance in FIN 46R, the Company concluded that the Capital Trust is considered to be both a special purpose entity and a variable interest entity. TIMET has concluded it is not the primary beneficiary of the Capital Trust, and therefore TIMET was required to deconsolidate the Capital Trust as of December 31, 2003. Upon deconsolidation, the Company now reflects its investment in the common securities issued by the Capital Trust as an asset accounted for by the equity method and the Subordinated Debentures held by the Capital Trust as long-term debt. Additionally, interest expense incurred on the Subordinated Debentures is reported as interest expense, while dividends earned on the common securities are reported through equity in earnings of the unconsolidated Capital Trust. Previously, the Company reflected a minority interest related to the BUCS on its Consolidated Balance Sheets and minority interest dividend expense in its Consolidated Statements of Operations. All periods presented in this Annual Report have been retroactively restated, as permitted by FIN 46R, where applicable. Such retroactive restatement did not impact net loss, stockholders' equity or cash flow from operations for any prior periods. Additionally, all disclosures have been updated to reflect this presentation.

     In August 2004, the Company completed an exchange offer, pursuant to which the Company had offered to exchange all of the 4,024,820 outstanding BUCS issued by the Capital Trust for shares of the Company's Series A Preferred Stock at the exchange rate of one share of Series A Preferred Stock for each BUCS. On August 31, 2004, the Company issued 3,909,103 shares of Series A Preferred Stock in exchange for the BUCS tendered. During the third quarter of 2004, the Company recognized a $15.5 million non-cash non-operating gain related to the BUCS exchange, reflecting the difference between the carrying value of the related Subordinated Debentures ($195.5 million) and the fair value of the Series A Preferred Stock issued ($173.7 million, based on the closing price of the BUCS on August 31, 2004 according to NASDAQ's website of $45.25 per share, less $3.2 million attributable to accrued and unpaid dividends), less $6.3 million of unamortized deferred financing costs related to the exchanged BUCS. See Note 14.

     The BUCS, which mature December 2026, do not require principal amortization and are redeemable at the Company's option. The redemption price approximates 101% of the principal amount as of December 1, 2004 and declines annually to 100% on December 1, 2006. The Company's U.S. credit agreement prohibits the payment of distributions on the BUCS if excess availability, as determined under the agreement, is less than $25 million. The Subordinated Debentures allow the Company the right to defer interest payments for a period of up to 20 consecutive quarters, although interest continues to accrue at the coupon rate on the principal and unpaid interest. Similarly, the Capital Trust is permitted by the terms of the BUCS to defer its quarterly dividend payments on the BUCS when TIMET defers interest payment on the Subordinated Debentures. During 2002, the Company exercised its right to defer interest payments on the Subordinated Debentures, effective for the December 1, 2002 scheduled interest payment. Interest continued to accrue at the 6.625% coupon rate on the principal and unpaid interest until the Company's Board of Directors approved resumption of scheduled quarterly interest payments on the Subordinated Debentures beginning with the payment on June 1, 2004. The Company's Board also approved payment of all previously deferred interest on the Subordinated Debentures. On April 15, 2004, the Company paid the deferred interest in the amount of $21.7 million, $21.0 million of which related to the BUCS.

     TIMET's guarantee of payment of the remaining outstanding BUCS (in accordance with the terms thereof) and its obligations under the Capital Trust documents constitute, in the aggregate, a full and unconditional guarantee by the Company of the Capital Trust's obligations under the BUCS. The BUCS represent undivided beneficial ownership interests in the Capital Trust, are entitled to cumulative preferred distributions from the Capital Trust of 6.625% per annum, compounded quarterly, and are convertible, at the option of the holder, into TIMET common stock at the rate of 0.6695 shares of common stock per BUCS (an equivalent price of $74.68 per share), for an aggregate of less than
0.1 million common shares if the 115,717 remaining BUCS are fully converted.

Note 13 - Minority interest

     Minority interest relates principally to the Company's 70%-owned French subsidiary, TIMET Savoie, S.A. ("TIMET Savoie"). The Company has the right to purchase from Compagnie Europeenne du Zirconium-CEZUS, S.A. ("CEZUS"), the holder of the remaining 30% interest, CEZUS' interest in TIMET Savoie for 30% of TIMET Savoie's equity determined under French accounting principles, or $12.4 million as of December 31, 2004. CEZUS has the right to require the Company to purchase its interest in TIMET Savoie for 30% of TIMET Savoie's registered capital, or $3.4 million as of December 31, 2004. TIMET Savoie made dividend payments to CEZUS of $0.7 million in 2004 and $1.9 million in 2003.

Note 14 - Stockholders' equity

     Preferred stock. At December 31, 2004, the Company was authorized to issue 10 million shares of preferred stock. The Board of Directors determines the rights of preferred stock as to, among other things, dividends, liquidation, redemption, conversions and voting rights.

     Upon completion of the BUCS exchange offer discussed in Note 12, the Company issued 3,909,103 shares of Series A Preferred Stock. Each share of the Series A Preferred Stock is convertible, at any time, at the option of the holder thereof, at a conversion price of $30.00 per share of the Company's common stock (equivalent to a conversion rate of one and two-thirds shares of common stock for each share of Series A Preferred Stock), with any partial shares paid in cash. The conversion rate is subject to adjustment if certain events occur, including, but not limited to, a stock dividend on the Company's common stock, subdivisions or certain reclassifications of the Company's common stock or the issuance of warrants to holders of the Company's common stock.

     The Series A Preferred Stock is not mandatorily redeemable, but is redeemable at the option of the Company at any time after the third anniversary of the date of issuance if, prior to the notice of such redemption, the closing price of the Company's common stock exceeds the conversion price for 30 consecutive days. Holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends at the rate of 6.75% of the $50 per share liquidation preference per annum per share (equivalent to $3.375 per annum per share), when, as and if declared by the Company's board of directors. The Company paid $3.3 million of such dividends in 2004. Whether or not declared, cumulative dividends on Series A Preferred Stock are deducted from net income to arrive at net income attributable to common stockholders. As of December 31, 2004, net income attributable to common stockholders included $1.1 million ($0.28 per outstanding share) of undeclared dividends. Subsequent to December 31, 2004, the Company's board of directors declared a dividend of $0.84375 per share, payable on March 15, 2005 to holders of record of Series A Preferred Stock as of the close of trading on March 1, 2005.

     Common stock. At December 31, 2004, the Company was authorized to issue 90 million shares of common stock. The Company's U.S. credit agreement, as amended, and the Indenture pursuant to which the Subordinated Debentures were issued, limit the payment of common stock dividends under certain circumstances. See also Notes 11 and 12.

     Restricted stock and common stock options. The Company's 1996 Long-Term Performance Incentive Plan (the "Incentive Plan") provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights and other incentive compensation to officers and other key employees of the Company. Options generally vest over five years and expire ten years from date of grant. No restricted stock or options have been issued since 2000 under the Incentive Plan.

     Eligible non-employee directors are covered by a plan that includes stock-based grants as an element of director compensation (the "Director Plan"). In 2004 and 2003, the Director Plan provided for annual grants to each non-employee director of between 500 and 2,000 shares of the Company's common stock (dependent upon the closing price per share of the common stock on the date of the grant) as partial payment of director fees. In 2002, the Director Plan provided for (i) annual grants of options to purchase 2,500 shares of the Company's common stock at a price equal to the market price on the date of grant and (ii) annual grants of 500 shares of common stock as partial payment of director fees. Options granted to eligible directors vest in one year and expire ten years from date of grant (five year expiration for grants prior to 1998). The weighted average fair value at grant date of the 3,500, 3,000 and 5,000 total shares issued to non-employee directors in 2004, 2003 and 2002, respectively, was $68,835 in 2004, $14,340 in 2003 and $38,600 in 2002.

     The weighted average remaining life of options outstanding under the Incentive Plan and the Director Plan was 3.6 years at December 31, 2004 and 4.5 years at December 31, 2003. At December 31, 2004, 2003 and 2002, options to purchase 509,040, 473,370 and 450,610 shares, respectively, were exercisable at average exercise prices of $36.75, $38.84 and $42.42, respectively. Options to purchase 25,000 shares become exercisable in 2005 based on the options outstanding at December 31, 2004. At December 31, 2004, 878,270 shares and 45,430 shares, respectively, were available for future grant under the Incentive Plan and the Director Plan.

     The following table summarizes information about the Company's stock options:


                                                                         Amount         Weighted         Weighted
                                                       Exercise         payable         average        average fair
                                                       price per      upon exercise     exercise         value at
                                        Options         option       (in thousands)      price          grant date
                                      -----------    -------------   --------------    -----------     ------------

Outstanding at December 31, 2001        643,660      $  7.20-70.63   $    23,985       $     37.26
  Granted - at market                    15,000      $   3.32-7.72           105       $      6.99     $    4.60
  Canceled                              (42,810)     $ 15.94-70.63        (1,489)      $     34.76
                                      -----------                    --------------

Outstanding at December 31, 2002        615,850      $  3.32-70.63        22,601       $     36.70

  Canceled                              (65,100)     $  7.72-70.63        (2,886)      $     44.33
                                      -----------                    --------------

Outstanding at December 31, 2003        550,750      $  3.32-70.63        19,715       $     35.80
  Exercised                              (5,050)     $       15.94           (80)      $     15.94
  Canceled                              (11,660)     $ 15.94-58.63          (496)      $     42.49
                                      -----------                    --------------

Outstanding at December 31, 2004        534,040      $  3.32-70.63   $    19,139       $     35.84
                                      ===========                    ==============

     The following table summarizes the Company's options outstanding and exercisable as of December 31, 2004 by price range:


                                        Options Outstanding                               Options Exercisable
                     ----------------------------------------------------------    -----------------------------------

                                             Weighted
                                              average
                                             remaining            Weighted                                Weighted
     Range of         Outstanding at        contractual           average           Exercisable           average
  exercise prices        12/31/04         life (in years)      exercise price       at 12/31/04        exercise price
-------------------- -----------------   -------------------- ----------------    -----------------    ---------------

$   3.32-7.06                2,500               8.0            $      3.32               2,500         $      3.32
$  7.07-14.12               65,000               5.6            $     12.54              55,000         $     12.27
$ 14.13-21.19              185,140               4.4            $     17.29             175,140         $     17.25
$ 21.20-28.25               25,000               5.1            $     22.00              20,000         $     22.00
$ 28.26-35.31                5,000               6.4            $     28.42               5,000         $     28.42
$ 42.39-49.44               43,900               1.4            $     46.00              43,900         $     46.00
$ 49.44-56.50               55,560               1.9            $     54.92              55,560         $     54.92
$ 56.51-63.56              104,940               2.5            $     58.77             104,940         $     58.77
$ 63.57-70.63               47,000               2.8            $     67.74              47,000         $     67.74
                     -----------------                                            -----------------

                           534,040               3.6            $     35.84             509,040         $     36.75
                     =================                                            =================


     Weighted average fair values of options at grant date for options issued in 2002 under the Director Plan were estimated using the Black-Scholes model based on assumptions listed below:

           Assumptions at date of grant:
             Expected life (years)                                        6
             Risk-free interest rate                                   2.01%
             Volatility                                                  74%
             Dividend yield                                               0%

     During 2000, the Company awarded 233,750 shares of TIMET restricted common stock under the Incentive Plan to certain officers and employees. The stock grant restrictions lapse ratably on an annual basis over a five-year period. Since holders of restricted stock have all of the rights of other common stockholders, subject to forfeiture unless certain periods of employment are completed, all such shares of restricted stock are considered to be currently issued and outstanding. During 2004, 2003 and 2002, respectively, 2,650, 17,900 and 32,800 shares of restricted stock were forfeited. The market value of the restricted stock awards was approximately $2.0 million ($8.75 per share) on the date of grant, and this amount has been recorded as deferred compensation, a separate component of stockholders' equity. The Company amortizes deferred compensation to expense on a straight-line basis for each tranche of the award over the period during which the restrictions lapse.

Note 15 - Other income (expense)

                                                                              Year ended December 31,
                                                                ----------------------------------------------------
                                                                    2004               2003               2002
                                                                --------------     --------------    ---------------
                                                                                  (In thousands)
Other operating income (expense):
  Boeing take-or-pay                                            $     22,093       $     23,083      $     23,408
  Litigation settlements                                                   -              1,113                 -
  Insurance claim settlement                                             648                  -                 -
  Other, net                                                             248                193              (126)
                                                                --------------     --------------    ---------------

                                                                $     22,989       $     24,389      $     23,282
                                                                ==============     ==============    ===============

Other non-operating income (expense):
  Dividends and interest                                        $        687       $        383      $        118
  Equity in earnings of common securities
     of the Capital Trust                                                424                432               413
  Surety bond guarantee credit (expense)                                 221               (449)           (1,575)
  Foreign exchange loss, net                                            (477)              (189)             (587)
  Gain on BUCS exchange, net (Note 12)                                15,465                  -                 -
  Impairment of investment in SMC
     preferred securities                                                  -                  -           (27,500)
  Other, net                                                            (121)              (471)             (762)
                                                                --------------     --------------    ---------------

                                                                $     16,199       $       (294)     $    (29,893)
                                                                ==============     ==============    ===============

     The terms of the Boeing LTA allow Boeing to purchase up to 7.5 million pounds of titanium product annually from TIMET through 2007, but limit TIMET's maximum quarterly volume obligation to 3.0 million pounds, only 40% of which may be ingot. The LTA is structured as a take-or-pay agreement such that, beginning in calendar year 2002, Boeing forfeits $3.80 per pound of its advance payment in the event that its orders for delivery are less than 7.5 million pounds in any given calendar year. The Company recognizes income to the extent Boeing's year-to-date orders for delivery plus TIMET's maximum quarterly volume obligations for the remainder of the year total less than 7.5 million pounds. This income is recognized as other operating income and is not included in sales revenue, sales volume or gross margin. Based on actual purchases of approximately 1.7 million pounds during 2004, the Company recognized $22.1 million of income for the year ended December 31, 2004. The Company recognized $23.1 million and $23.4 million of such income during 2003 and 2002, respectively. Recognition of the take-or-pay income reduces the Boeing customer advance as described in Note 10.

     In 1998, the Company purchased $80 million in non-voting convertible preferred securities of Special Metals Corporation ("SMC"), a U.S. manufacturer of wrought nickel-based superalloys and special alloy long products. As previously reported, the Company assessed its investment in the SMC securities during the fourth quarter of 2001 and recorded a $61.5 million impairment charge to reduce the carrying amount of this investment, including accrued dividends and interest, to an estimated fair value of $27.5 million as of December 31, 2001. In March 2002, SMC and its U.S. subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Company undertook a further assessment of its investment in SMC and subsequently recorded a $27.5 million impairment charge during the first quarter of 2002, which reduced the Company's carrying amount of its investment in the SMC securities to zero. Both of these charges were classified as other non-operating expenses. Under the terms of SMC's Second Amended Joint Plan of Reorganization, approved by the Bankruptcy Court in 2003, the convertible preferred securities were cancelled. Although the Company does have certain rights as an unsecured creditor under the SMC Plan of Reorganization related to the unpaid dividends, the Company does not believe that it will recover any material amount from this investment.

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

                                                                               Year ended December 31,
                                                                 -----------------------------------------------------
                                                                      2004               2003              2002
                                                                 ---------------    ---------------   ----------------
                                                                                    (In thousands)
Pre-tax income (loss):
  U.S.                                                           $    21,876        $    (3,431)      $   (64,705)
  Non-U.S.                                                            17,149             (7,850)           (3,181)
                                                                 ---------------    ---------------   ----------------

                                                                 $    39,025        $   (11,281)      $   (67,886)
                                                                 ===============    ===============   ================

Expected income tax expense (benefit), at 35%                    $    13,659        $    (3,948)      $   (23,760)
Non-U.S. tax rates                                                      (451)               535               591
Incremental tax on earnings of non-U.S. group affiliates                 106                131                49
U.S. state income taxes, net                                             297             (1,050)           (1,650)
Dividends received deduction                                             (93)              (312)             (241)
Nontaxable income                                                        (98)              (123)             (373)
Revision of estimated tax liability                                     (551)              (241)             (194)
Change in valuation allowance:
  Effect of change in tax law                                              -                  -            (1,797)
  Adjustment of deferred income tax asset
    valuation allowance                                              (14,433)             6,196            25,470
Other, net                                                              (568)                19               (47)
                                                                 ---------------    ---------------   ----------------

                                                                 $    (2,132)       $     1,207       $    (1,952)
                                                                 ===============    ===============   ================


                                                                               Year ended December 31,
                                                                 -----------------------------------------------------
                                                                      2004               2003              2002
                                                                 ---------------    ---------------   ----------------
                                                                                    (In thousands)
Income tax expense (benefit):
  Current income taxes (benefit):
     U.S.                                                        $       648        $        30       $    (1,688)
     Non-U.S.                                                          2,931              1,436             3,430
                                                                 ---------------    ---------------   ----------------
                                                                       3,579              1,466             1,742
                                                                 ---------------    ---------------   ----------------

  Deferred income taxes (benefit):
     U.S.                                                             (4,202)                 -                 -
     Non-U.S.                                                         (1,509)              (259)           (3,694)
                                                                 ---------------    ---------------   ----------------
                                                                      (5,711)              (259)           (3,694)
                                                                 ---------------    ---------------   ----------------

                                                                 $    (2,132)       $     1,207       $    (1,952)
                                                                 ===============    ===============   ================

Comprehensive tax provision (benefit) allocable to:
  Pre-tax income (loss)                                          $    (2,132)       $     1,207       $    (1,952)
  Stockholders' equity, including amounts allocated
     to other comprehensive income                                         -                  -            (1,588)
                                                                 ---------------    ---------------   ----------------

                                                                 $    (2,132)       $     1,207       $    (3,540)
                                                                 ===============    ===============   ================

     The following table summarizes the Company's deferred tax assets and deferred tax liabilities as of December 31, 2004 and 2003:


                                                                                  December 31,
                                                           -----------------------------------------------------------
                                                                      2004                            2003
                                                           ----------------------------    ---------------------------
                                                             Assets        Liabilities       Assets       Liabilities
                                                           ------------    ------------    -----------    ------------
                                                                                 (In millions)
Temporary differences relating to net assets:
  Inventories                                              $        -      $     (3.8)     $      1.4     $        -
  Property and equipment, including software                        -           (29.9)              -          (36.7)
  Goodwill                                                        7.7               -             8.8              -
  Accrued pension cost                                           21.1                            20.6
  Accrued OPEB cost                                               6.2               -             6.1              -
  Accrued liabilities and other deductible differences           22.6               -            16.0              -
  Other taxable differences                                       -              (7.3)              -           (9.9)
Tax loss and credit carryforwards                                70.9               -            85.5              -
Valuation allowance                                             (81.5)              -           (91.6)             -
                                                           ------------    ------------    -----------    ------------
Gross deferred tax assets (liabilities)                          47.0           (41.0)           46.8          (46.6)
Netting                                                         (41.0)           41.0           (46.0)          46.0
                                                           ------------    ------------    -----------    ------------
Total deferred taxes                                              6.0               -             0.8           (0.6)
Less current deferred taxes                                       5.0               -             0.8              -
                                                           ------------    ------------    -----------    ------------

Net noncurrent deferred taxes                              $      1.0      $        -      $        -     $     (0.6)
                                                           ============    ============    ===========    ============


     The Company periodically reviews its deferred income tax assets to determine if future realization is more likely than not. During the third quarter of 2004, due to a change in estimate of the Company's ability to utilize the benefits of its net operating loss ("NOL") carryforwards in Germany, the
Company determined that its deferred income tax asset in Germany met the "more-likely-than-not" recognition criteria. Accordingly, the Company reversed the $0.7 million valuation allowance attributable to such deferred income tax asset. In addition, the Company's deferred income tax asset valuation allowance related to income from continuing operations decreased by $13.7 million during 2004, primarily due to the utilization of the U.S. and U.K. NOL carryforwards, the benefit of which had previously not met the "more-likely-than-not" recognition criteria.

     During the fourth quarter of 2004, the Company recognized a deferred income tax benefit related to a $4.2 million decrease in the Company's U.S. deferred income tax asset valuation allowance attributable to the Company's recognition, for U.S. income tax purposes only, of a capital gain on the fourth quarter sale of certain property located at the Company's Henderson, Nevada facility (see
Note 6). The Company expects to recognize a corresponding deferred income tax expense in 2005, when the gain is recognized under accounting principles generally accepted in the United States of America.

     The following table summarizes the components of the change in the Company's deferred tax asset valuation allowance in 2004, 2003 and 2002:


                                                                                 Year ended December 31,
                                                                ------------------------------------------------------
                                                                     2004                2003               2002
                                                                ----------------    ---------------   ----------------
                                                                                   (In thousands)
Effect of:
  (Income) loss before income taxes                             $    (14,433)       $      6,196      $     23,673
  Cumulative effect of change in accounting principle                      -                  60            11,761
  Accumulated other comprehensive (income) loss                       (1,582)               (533)           11,966
  Offset to the change in net deferred income tax
     assets due principally to revision of estimated
     tax liability                                                     5,077                   -                 -
  Currency translation adjustment                                        787               1,122                 -
                                                                ----------------    ---------------   ----------------

                                                                $    (10,151)       $      6,845      $     47,400
                                                                ================    ===============   ================

     At December 31, 2004, the Company had, for U.S. federal income tax purposes, (i) NOL carryforwards of $101 million that expire in 2020 through 2023, (ii) a capital loss carryforward of $74 million that expires in 2008 and
(iii) alternative minimum tax ("AMT") credit carryforwards of $4 million, which can be utilized to offset regular income taxes payable in future years, with an indefinite carryforward period. In addition, at December 31, 2004, the Company had the equivalent of an $11 million NOL carryforward in the U.K. and a $2 million NOL carryforward in Germany, both of which have indefinite carryforward periods.

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law provides for a special 85% deduction for certain dividends received in 2005 from controlled foreign corporations. Because certain details in the new law lack clarification, and the impact of the special dividend received deduction to the Company is dependent, in part, on the Company's 2005 foreign and domestic taxable income, the Company has not yet determined whether it will benefit from the new law. In 2005, the Company plans to evaluate both clarifying guidance on the new law from the Internal Revenue Service and its year-to-date taxable income activity to determine the level of benefit, if any, the Company will derive from the special dividend received deduction.

     Beginning in 2005, the new law also provides for a special deduction from U.S. taxable income equal to a stipulated percentage of a U.S. company's qualified income from domestic manufacturing activities (as defined). Although the Company believes that the majority of its operations meet the definition of qualified domestic manufacturing activities, the Company does not expect to benefit from the special manufacturing deduction in 2005, primarily because the Company projects its U.S. taxable income in 2005 will be fully offset by its existing U.S. NOL carryforwards.

     During the first quarter of 2002, the Job Creation and Worker Assistance Act of 2002 (the "JCWA Act") was signed into law. The Company benefited from provisions of the JCWA Act, which liberalized certain NOL and AMT restrictions. As a result, the Company recognized $1.8 million of refundable U.S. income taxes during the first quarter of 2002. The Company received $0.8 million of this refund in the fourth quarter of 2002 and the remaining $1.0 million in the third quarter of 2003.

Note 17 - Employee benefit plans

     Variable compensation plans. The majority of the Company's worldwide employees participate in compensation programs providing for variable compensation based primarily on the financial performance of the Company. The cost of these plans was approximately $12.1 million in 2004, $0.4 million in 2003 and $1.3 million in 2002.

     Defined contribution plans. Approximately 66% of the Company's worldwide employees at December 31, 2004 participate in defined contribution pension plans with employer contributions based upon a fixed percentage of the employee's eligible earnings. All of the Company's U.S. employees (62% of worldwide employees at December 31, 2004) are also eligible to participate in contributory savings plans with partial matching employer contributions, although the Company suspended making such partial matching contributions for certain employees from April 1, 2003 through April 3, 2004. The cost of these pension and savings plans approximated $3.3 million in 2004, $1.9 million in 2003 and $2.4 million in 2002.

     Defined benefit pension plans. The Company maintains contributory defined benefit pension plans covering a majority of its European employees and a noncontributory defined benefit pension plan covering a minority of its U.S. employees. The Company's funding policy is to annually contribute, at a minimum, amounts satisfying the applicable statutory funding requirements. Between 1989 and 1995, the U.S. defined benefit pension plans were closed to new participants and have remained closed. Additionally, in some cases, benefit levels have been frozen. As of December 31, 2003, the U.S. plans were merged into one plan. The U.K. defined benefit plan was closed to new participants in 1996; however, employees participating in the plan continue to accrue additional benefits based on increases in compensation and service.

     Information concerning the Company's defined benefit pension plans, based on a December 31 measurement date, is set forth in the following tables:


                                                                                      Year ended December 31,
                                                                               ---------------------------------------
                                                                                     2004                  2003
                                                                               ------------------    -----------------
                                                                                           (In thousands)
Change in projected benefit obligations:
  Balance at beginning of year                                                 $      223,091        $      186,609
  Service cost                                                                          4,439                 3,855
  Interest cost                                                                        12,646                11,087
  Plan amendments                                                                         756                     -
  Actuarial loss                                                                       20,238                16,314
  Benefits paid                                                                       (10,413)               (9,922)
  Change in currency exchange rates                                                    11,723                15,148
                                                                               ------------------    -----------------

       Balance at end of year                                                  $      262,480        $      223,091
                                                                               ==================    =================

Change in plan assets:
  Fair value at beginning of year                                              $      158,923        $      118,280
  Actual return on plan assets                                                         21,291                28,053
  Employer contributions                                                               10,027                11,817
  Participants' contributions                                                           1,132                   997
  Benefits paid                                                                       (10,413)               (9,922)
  Change in currency exchange rates                                                     7,699                 9,698
                                                                               ------------------    -----------------

       Fair value at end of year                                               $      188,659        $      158,923
                                                                               ==================    =================

Funded status:
  Plan assets under projected benefit obligations                              $      (73,821)       $      (64,168)
   Unrecognized:
     Actuarial loss                                                                    91,682                79,347
     Prior service cost                                                                 3,407                 3,141
                                                                               ------------------    -----------------

       Total prepaid pension cost                                              $       21,268        $       18,320
                                                                               ==================    =================

Amounts recognized in balance sheets:
  Intangible pension asset                                                     $        3,407        $        3,141
  Noncurrent prepaid pension cost                                                      10,531                 8,981
  Current pension liability                                                            (5,285)               (8,466)
  Noncurrent pension liability                                                        (77,515)              (62,366)
  Accumulated other comprehensive loss                                                 90,130                77,030
                                                                               ------------------    -----------------

                                                                               $       21,268        $       18,320
                                                                               ==================    =================

     As of December 31, 2004 and 2003, all of the Company's defined benefit pension plans have accumulated benefit obligations in excess of fair value of plan assets. The accumulated benefit obligation was $260.3 million at December 31, 2004 and $220.1 million at December 31, 2003.

     The components of the net periodic pension expense are set forth below:


                                                                              Year ended December 31,
                                                               -------------------------------------------------------
                                                                    2004                2003               2002
                                                               ----------------    ----------------   ----------------
                                                                                   (In thousands)

Service cost                                                   $        3,308      $        2,858     $        3,410
Interest cost                                                          12,646              11,087             10,410
Expected return on plan assets                                        (13,098)             (9,504)           (11,035)
Amortization of unrecognized prior service cost                           489                 576                479
Amortization of net losses                                              4,357               3,875              1,598
                                                               ----------------    ----------------   ----------------

  Net pension expense                                          $        7,702      $        8,892     $        4,862
                                                               ================    ================   ================

     The Company used the following discount rate, long-term rate of return ("LTRR") and salary rate increase weighted-average assumptions to arrive at the aforementioned benefit obligations and net periodic expense:


                                      Significant assumptions used to calculate projected and accumulated benefit obligations at December 31,
                           -------------------------------------------------------------------------------------------
                                               2004                                           2003
                           ---------------------------------------------    ------------------------------------------
                              Discount                       Salary           Discount                      Salary
                                rate           LTRR         increase            rate          LTRR         increase
                           -------------- ------------- ----------------    ------------- -------------- -------------

U.S. plans                      5.65%         10.00%          3.00%             6.00%         10.00%         2.00%
U.K. plan                       5.30%          7.10%          3.25%             5.50%          7.10%         3.25%
Savoie plan                     5.30%          5.25%          2.50%             5.50%          5.25%         2.50%



                                     Significant assumptions used to calculate net periodic pension expense for the year ended December 31,
                           -------------------------------------------------------------------------------------------
                                      2004                            2003                           2002
                           ----------------------------    ---------------------------    ----------------------------
                              Discount                        Discount                       Discount
                                rate           LTRR             rate          LTRR             rate           LTRR
                           -------------- -------------    -------------- ------------    -------------- -------------

U.S. plans                      6.00%         10.00%            6.25%         8.50%            7.00%         9.00%
U.K. plan                       5.50%          7.10%            5.70%         6.70%            6.00%         7.50%
Savoie plan                     5.50%          5.25%            5.70%         6.00%            6.00%         6.00%


     The Company currently expects to make cash contributions of approximately $8.2 million to its defined benefit pension plans during 2005, all of which related to the U.K. plan.

     The U.S. plan(s) paid benefits of approximately $5.7 million in 2004, $5.6 million in 2003 and $5.4 million in 2002, and the U.K. plan paid benefits of approximately $4.7 million in 2004, $4.3 million in 2003 and $4.1 million in 2002. Benefits paid under the Savoie plan were less than $0.1 million for each of 2004, 2003 and 2002. Based upon current projections, the Company believes the plans will be required to pay the following benefits over the next ten years:


                                                                         Projected retirement benefits
                                                           -----------------------------------------------------------
                                                              U.S. Plan             U.K.Plan               Total
                                                           ----------------     -----------------    -----------------
                                                                                  (In thousands)
Year ending December 31,
     2005                                                    $     5,818          $     4,940          $    10,758
     2006                                                    $     5,852          $     5,077          $    10,929
     2007                                                    $     5,876          $     5,216          $    11,092
     2008                                                    $     5,884          $     5,358          $    11,242
     2009                                                    $     5,876          $     5,506          $    11,382
     2010 through 2014                                       $    29,265          $    29,889          $    59,154

     The assets of the defined benefit pension plans are invested as follows:

                                                                                            December 31,
                                                                               ---------------------------------------
                                                                                     2004                  2003
                                                                               ------------------    -----------------
US plan(s):
   Equity securities                                                                   84.3%                 69.4%
   Debt securities                                                                     14.1%                 23.6%
   Cash and other                                                                       1.6%                  7.0%
                                                                               ------------------    -----------------

                                                                                      100.0%                100.0%
                                                                               ==================    =================

European plans:
   Equity securities                                                                   86.9%                 91.9%
   Debt securities                                                                     13.1%                  7.3%
   Cash and other                                                                         -                   0.8%
                                                                               ------------------    -----------------

                                                                                      100.0%                100.0%
                                                                               ==================    =================

     During the second quarter of 2003, the Company transferred all of its U.S. plans' assets into the CMRT; however, the Company's plan assets are invested only in a portion of the CMRT that does not hold TIMET common stock. The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons. During the 17-year history of the CMRT, the average annual rate of return earned by the CMRT, as calculated based on the average percentage change in the CMRT's net asset value per CMRT unit for each applicable year, was 12.7%. The CMRT earned an annual return of 18.0% in 2004, and the CMRT's last 5-year and 10-year average annual returns were 12.4% and 12.7%, respectively. The CMRT`s trustee and investment committee actively manage the investments within the CMRT. Such parties have in the past, and may again in the future, periodically change the relative asset mix based upon, among other things, advice they receive from third-party advisors and their expectation as to what asset mix will generate the greatest overall return. Based on the above, the Company increased its long-term rate of return assumption to 10.0% for December 31, 2003 pension obligations and for 2004 pension expense for its U.S. plan and maintained the assumption for December 31, 2004 pension obligations and 2005 pension expense.

     During 2003, the trustees for the U.K. plan selected a new investment advisor (effective in 2004) for the U.K. plan and modified its asset allocation goals. As such, the Company's future expected long-term rate of return on plan assets for its U.K. plan is based on an asset allocation assumption of 80% equity securities and 20% fixed income securities by the end of 2005 and 60% equity securities and 40% fixed income securities by the end of 2007, and all current contributions to the plan are invested wholly in fixed income securities in order to gradually effect the shift. Based on various factors, including improved economic and market conditions and gains on the plan assets during 2003, the Company increased its assumed long-term rate of return for December 31, 2003 pension obligations and for 2004 pension expense to 7.10% for its U.K. plan and maintained the assumption for December 31, 2004 pension obligations and for 2005 pension expense.

     Postretirement benefits other than pensions. The Company provides certain health care and life insurance benefits on a cost-sharing basis to certain of its U.S. retirees and certain of its active U.S. employees upon retirement, for whom health care coverage generally terminates once the retiree (or eligible dependent) becomes Medicare-eligible or reaches age 65, effectively limiting coverage for these participants to less than ten years based on TIMET's minimum retirement age. The Company also provides certain postretirement health care and life insurance benefits on a cost sharing basis to closed groups of certain of its U.S. retirees, for whom health care coverage generally reduces once the retiree (or eligible dependent) becomes Medicare-eligible, but whose coverage continues until death. The Company funds such benefits as they are incurred, net of any contributions by the retirees.

     The plan under which these benefits are provided is unfunded, and contributions to the plan during the year equal benefits paid. The components of accumulated OPEB obligations and periodic OPEB cost, based on a December 31 measurement date, are set forth in the following tables:


                                                                                            December 31,
                                                                               ---------------------------------------
                                                                                     2004                  2003
                                                                               ------------------    -----------------
                                                                                           (In thousands)
Actuarial present value of accumulated OPEB obligations:
  Balance at beginning of year                                                 $        28,584       $        27,116
  Service cost                                                                             540                   487
  Interest cost                                                                          1,780                 1,722
  Amendments                                                                                 -                (2,940)
  Actuarial loss                                                                         6,062                 5,339
  Benefits paid, net of participant contributions                                       (2,525)               (3,140)
                                                                               ------------------    -----------------
  Balance at end of year                                                                34,441                28,584
Unrecognized net actuarial loss                                                        (19,621)              (14,679)
Unrecognized prior service cost                                                          2,427                 2,891
                                                                               ------------------    -----------------
Total accrued OPEB cost                                                                 17,247                16,796
Less current portion                                                                     2,777                 3,135
                                                                               ------------------    -----------------

  Noncurrent accrued OPEB cost                                                 $        14,470       $        13,661
                                                                               ==================    =================



                                                                                 Year ended December 31,
                                                                     -------------------------------------------------
                                                                         2004              2003              2002
                                                                     --------------    --------------    -------------
                                                                                      (In thousands)

Service cost                                                         $       540       $       487       $       565
Interest cost                                                              1,780             1,722             1,799
Amortization of unrecognized prior service cost                             (464)             (464)             (376)
Amortization of net losses                                                 1,120               956               905
                                                                     --------------    --------------    -------------

  Net OPEB expense                                                   $     2,976       $     2,701       $     2,893
                                                                     ==============    ==============    =============

     The Company used the following weighted-average discount rate and health care cost trend rate ("HCCTR") assumptions to arrive at the aforementioned benefit obligations and net periodic expense:


                                                                Significant assumptions used to calculate
                                                                accumulated OPEB obligation at December 31,
                                                      ----------------------------------------------------------------
                                                                 2004                                 2003
                                                      ----------------------------       -----------------------------

Discount rate                                                    5.65%                              6.00%
Beginning HCCTR                                                  9.29%                             10.35%
Ultimate HCCTR                                                   4.00%                              4.00%
Ultimate year                                                    2010                                2010



                                                   Significant assumptions used to calculate net periodic
                                                        OPEB expense for the year ended December 31,
                                        ------------------------------------------------------------------------------
                                                  2004                       2003                       2002
                                        -----------------------     -----------------------     ----------------------

Discount rate                                     6.00%                       6.25%                     7.00%
Beginning HCCTR                                  10.35%                      11.35%                    11.15%
Ultimate HCCTR                                    4.00%                       4.25%                     5.00%
Ultimate year                                     2010                        2010                      2010


     If the health care cost trend rate were increased by one percentage point for each year, the aggregate of the service and interest cost components of OPEB expense would have increased approximately $0.3 million in 2004, and the actuarial present value of accumulated OPEB obligations at December 31, 2004 would have increased approximately $3.7 million. If the health care cost trend rate were decreased by one percentage point for each year, the aggregate of the service and interest cost components of OPEB expense would have decreased approximately $0.3 million in 2004, and the actuarial present value of accumulated OPEB obligations at December 31, 2004 would have decreased approximately $4.1 million.

     Based upon current projections, the Company will be required to pay the following OPEB benefits, net of retiree contributions, over the next ten years:


                                                                                Projected OPEB
                                                                                   payments
                                                                             ----------------------
                                                                                (In thousands)
               Year ending December 31,
                      2005                                                     $           2,777
                      2006                                                     $           2,856
                      2007                                                     $           2,970
                      2008                                                     $           3,113
                      2009                                                     $           3,250
                      2010 through 2014                                        $          18,072


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

     In May 2004, the FASB issued FSP No. 106-2, which superceded FSP No. 106-1 and is applicable to the Company beginning in the quarter ended September 30, 2004. FSP No. 106-2 provides guidance on (i) accounting for the effects of the Medicare Act of 2003 once the Company is able to determine actuarial equivalency and (ii) various required disclosures. Actuarial equivalence will be determined under regulations issued by the Centers for Medicare and Medicaid Services ("CMMS"). Based on CMMS guidance issued to date and the Company's understanding of the Medicare Act of 2003, the Company is currently in the process of determining whether the benefits provided by its plans are actuarially equivalent. Accordingly, the Company's accumulated postretirement benefit obligation and net periodic OPEB cost, as reflected in the accompanying consolidated financial statements, do not reflect any effect of the federal subsidy. The Company expects to be able to determine actuarial equivalency no later than during the quarter ending June 30, 2005, at which time the Company will prospectively account for the effect of the federal subsidy, if any, as permitted by and in accordance with FSP No. 106-2.

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

     In 2004, the Company, Tremont LLC (a wholly-owned subsidiary of Valhi) and Contran agreed to enter into a single, combined ISA covering the provision of services by Contran to TIMET and the provision of services by TIMET to Tremont LLC and NL. Under the 2004 combined ISA, TIMET paid Contran $1.3 million, and
Tremont and NL paid TIMET $0.1 million in the aggregate. The Company has extended this agreement through 2005 and expects to pay Contran $1.5 million and receive a combined $0.1 million from Tremont and NL under this agreement during 2005.

     In 2003, the Company had an ISA with Tremont LLC to provide certain management, financial, environmental, human resources and other services to Tremont LLC, under which Tremont LLC paid the Company approximately $0.2 million. The Company had a similar ISA with Tremont Corporation, Tremont LLC's predecessor, in 2002 pursuant to which Tremont Corporation paid the Company approximately $0.4 million.

     The Company had an ISA with NL, a majority-owned subsidiary of Valhi, whereby NL provided certain financial and other services to TIMET at a cost to TIMET of approximately $0.3 million in 2002. The Company renewed this agreement for 2003 at a substantially reduced fee, as the Company now performs a majority of these services internally. During 2003, TIMET paid NL approximately $15,000 related to this agreement. In 2004, the ISA with NL was combined with the ISA with Contran.

     In 2003, the Company entered into an ISA with Contran whereby Contran provided certain business, financial and other services to TIMET. During 2003, TIMET paid Contran approximately $0.3 million related to this agreement.

     The Company previously extended market-rate loans to certain officers pursuant to a Board-approved program to facilitate the officers' purchase of Company stock and BUCS and to pay applicable taxes on shares of restricted Company stock as such shares vested. The Company terminated this program effective July 30, 2002, subject to continuing only those loans outstanding at that time in accordance with their then-current terms. The loans were generally payable in five annual installments beginning six years from date of loan and bore interest at a rate tied to the Company's borrowing rate, payable quarterly. At December 31, 2004, the Company has a note receivable from one officer with an outstanding balance of less than $50,000.

     Tall Pines Insurance Company ("Tall Pines") (including a predecessor company, Valmont Insurance Company) and EWI RE, Inc. ("EWI") provide for or broker insurance policies for Contran and certain of its subsidiaries and affiliates, including the Company. Tall Pines is a wholly owned subsidiary of Valhi, and EWI is a wholly owned subsidiary of NL. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters for the policies that they provide or broker. The Company's aggregate premiums for such policies were approximately $2.3 million in 2004 and 2003 and $2.4 million in 2002. The Company expects that these relationships with Tall Pines and EWI will continue in 2005.

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

     TIMET supplies titanium strip to VALTIMET under a long-term contract. The LTA was entered into in 1997 and expires in 2007. Under the LTA, TIMET has agreed to provide a certain percentage of VALTIMET's titanium requirements at formula-determined selling prices, subject to certain conditions. Certain provisions of this contract have been amended in the past and may be amended in the future to meet changing business conditions. Sales to VALTIMET were $21 million in 2004, $9 million in 2003 and $20 million in 2002. Additionally, VALTIMET converts TIMET-owned material into welded tube for TIMET on a purchase order basis. Payments by TIMET to VALTIMET for such services totaled $1.7 million in 2004, $2.1 million in 2003 and $2.3 million in 2002.

     Tremont LLC owns 32% of BMI. Among other things, BMI provides utility services (primarily water distribution, maintenance of a common electrical facility and sewage disposal monitoring) to the Company and other manufacturers within an industrial complex located in Henderson, Nevada. Power transmission and sewer services are provided on a cost reimbursement basis, similar to a cooperative, while water delivery is currently provided at the same rates as are charged by BMI to an unrelated third party. Amounts paid by the Company to BMI for these utility services were $1.3 million during 2004, $1.2 million during 2003 and $1.0 million during 2002. The Company also paid BMI an electrical facilities upgrade fee of $1.3 million in each of 2004, 2003 and 2002. This fee declines to $0.8 million annually for 2005 through 2009 and terminates completely after January 2010.

     Based on the previous agreements and relationships, receivables from and payables to related parties included in the Company's Consolidated Balance Sheets are summarized in the following table:

                                                                                            December 31,
                                                                                --------------------------------------
                                                                                      2004                 2003
                                                                                -----------------    -----------------
                                                                                           (In thousands)
Receivables from related parties:
   VALTIMET                                                                     $         2,264      $          891
   Notes receivable from officers                                                            49                 163
                                                                                -----------------    -----------------

                                                                                $         2,313      $        1,054
                                                                                =================    =================

Payables to related parties:
   VALTIMET                                                                     $           863      $          819
   Kronos                                                                                    15                   -
   Contran                                                                                    -                  24
   NL                                                                                         -                  50
                                                                                -----------------    -----------------

                                                                                $           878      $          893
                                                                                =================    =================

Note 19 - Commitments and contingencies

     Long-term agreements. The Company has LTAs with certain major aerospace customers, including, among others, Boeing, Rolls-Royce plc and its German and U.S. affiliates ("Rolls-Royce"), United Technologies Corporation ("UTC", Pratt & Whitney and related companies) and Wyman-Gordon (a unit of Precision Castparts Corporation ("PCC")). These agreements expire from 2005 through 2008, subject to certain conditions, and generally provide for (i) minimum market shares of the customers' titanium requirements or firm annual volume commitments and (ii) fixed or formula-determined prices (although some contain elements based on market pricing). Generally, the LTAs require the Company's service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types. In certain events of nonperformance by the Company or the customer, the LTAs may be terminated early. Although it is possible that some portion of the business would continue on a non-LTA basis, the termination of one or more of the LTAs could result in a material effect on the Company's business, results of operations, financial position or liquidity. The LTAs were designed to limit selling price volatility to the customer, while providing TIMET with a committed base of volume throughout the aerospace business cycles. To varying degrees, these LTAs effectively obligate TIMET to bear the majority of the risks of increases in raw material and other costs, but also allow TIMET to benefit from decreases in such costs.

     During 2001, the Company recorded a charge of $3.0 million relating to a titanium sponge supplier's agreement to renegotiate certain components of an agreement entered into in 1997, including minimum purchase commitments for 1999 through 2001. As of December 31, 2004 and 2003, $0.6 million and $1.1 million, respectively, of this amount remained accrued and unpaid. In September 2002, the Company entered into a new agreement with this supplier, effective from January 1, 2002 through December 31, 2007. This new agreement replaced the 1997 agreement. The new agreement requires minimum annual purchases by the Company of approximately $24 million in 2005, $28 million in 2006 and $13 million in 2007.

     TIMET supplies titanium strip to VALTIMET under a long-term agreement.  See
Note 18.

     Concentration of credit and other risks. Substantially all of the Company's sales and operating income (loss) are derived from operations based in the U.S., the U.K., France and Italy. As shown in the below table, the Company generates over two-thirds of its sales revenue from sales to the aerospace industry. As described previously, the Company has LTAs with certain major aerospace customers, including Boeing, Rolls-Royce, UTC and Wyman-Gordon. This concentration of customers may impact the Company's overall exposure to credit and other risks, either positively or negatively, in that all of these customers may be similarly affected by the same economic or other conditions. The following table provides supplemental sales revenue information regarding the Company's dependence on certain industries and customer relationships:


                                                                               Year ended December 31,
                                                                  --------------------------------------------------
                                                                       2004              2003              2002
                                                                  ---------------    --------------    -------------
                                                                         (Percentage of total sales revenue)
Sales revenue to:
  Aerospace industry:
     Commercial aerospace sector                                        57%                57%              56%
     Military aerospace sector                                          13%                11%              11%
                                                                  ---------------    -------------    --------------

  Total aerospace industry                                              70%                68%              67%
                                                                  ===============    =============    ==============

  Customers under LTAs                                                  44%                41%              37%
                                                                  ===============    =============    ==============
  Significant customers under LTAs (1):
     Rolls-Royce and other Rolls-Royce suppliers (2)                    15%                15%              12%
                                                                  ===============    =============    ==============

  Ten largest customers                                                 48%                44%              43%
                                                                  ===============    =============    ==============
  Significant customers (1):
     PCC and related entities                                           13%                13%               9%
                                                                  ===============    =============    ==============
--------------------------------------------------------------------------------------------------------------------

(1)  Greater than 10% of net sales.
(2) Includes direct sales to certain of the PCC-related entities under the terms of the Rolls-Royce LTAs.


     The availability of certain of the Company's raw materials (titanium sponge and titanium scrap) has tightened during the past several quarters, and, consequently, the prices for such raw materials have increased. To the extent that this trend continues, the Company could be limited in its ability to produce enough titanium products to fully meet customer demand. In addition, the Company's LTAs limit the Company's ability to pass on all of its increased raw material costs.

     Operating leases. The Company leases certain manufacturing and office facilities and various equipment. Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases management expects that leases will be renewed or replaced by other leases in the normal course of business. Net rent expense was $3.9 million in 2004, $4.0 million in 2003 and $5.0 million in 2002.

     At  December  31,  2004,  future  minimum  payments  under   noncancellable
operating leases having an initial or remaining term in excess of one year were as follows:


                                                                                                      Amount
                                                                                                --------------------
                                                                                                  (In thousands)
Year ending December 31,
  2005                                                                                            $        2,672
  2006                                                                                                     2,264
  2007                                                                                                     2,591
  2008                                                                                                     2,325
  2009                                                                                                     2,080
  2010 and thereafter                                                                                     22,604
                                                                                                --------------------

                                                                                                  $       34,536
                                                                                                ====================

     Environmental matters. TIMET and BMI entered into an agreement in 1999 which provided that upon payment by BMI of the cost to design, purchase and install the technology and equipment necessary to allow the Company to stop discharging liquid and solid effluents and co-products into settling ponds located on certain lands owned by the Company adjacent to its Henderson, Nevada plant site (the "TIMET Pond Property"), the Company would convey the TIMET Pond Property to BMI, at no additional cost. In November 2004, the Company and BMI entered into several agreements that superceded the 1999 agreement. Under these new agreements, the Company conveyed the TIMET Pond Property to BMI in exchange for (i) $12 million cash, (ii) BMI's assumption of the liability for certain environmental issues associated with the TIMET Pond Property, including certain possible groundwater issues for which the Company currently has $0.6 million accrued, and (iii) other consideration. TIMET will continue to use certain of the settling ponds located on the TIMET Pond Property pursuant to a lease until a wastewater treatment facility is operational. Construction is currently expected to be completed during the second quarter of 2005.

     The Company is also continuing assessment work with respect to its own active plant site in Henderson, Nevada. The Company currently has $4.3 million accrued based on the undiscounted cost estimates of the probable costs for remediation of these sites, which includes an increase in the accrual of $1.1 million during 2004 (charged to cost of sales) related to specific future remediation costs which the Company now considers probable. The Company expects these accrued expenses to be paid over a period of up to thirty years.

     At December 31, 2004, the Company had accrued an aggregate of approximately $4.5 million for environmental matters, including those discussed above. The upper end of the range of reasonably possible costs to remediate these matters is approximately $7.0 million. The Company records liabilities related to environmental remediation obligations when estimated future costs are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future costs are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in costs in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

     Legal proceedings. At December 31, 2004, the Company had accrued an aggregate of $0.5 million for expected settlement costs related to various legal proceedings. The Company records liabilities related to legal proceedings when estimated costs are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future costs are not discounted to their present value. It is not possible to estimate the range of costs for certain matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to matters as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional legal proceedings will not arise in the future.

     Other. The Company has entered into letters of credit to collateralize (i) potential workers' compensation claims in Ohio and Nevada and (ii) future usage of electricity in Nevada. As of December 31, 2004, the outstanding amounts for such letters of credit, which reduce the Company' excess availability under its U.S. credit agreement, were $2.3 million and $1.3 million, respectively.

     TIMET is the primary obligor on two $1.5 million workers' compensation bonds issued on behalf of a former subsidiary, Freedom Forge Corporation ("Freedom Forge"), which TIMET sold in 1989. Freedom Forge filed for Chapter 11 bankruptcy protection on July 13, 2001, and discontinued payment on the underlying workers' compensation claims in November 2001. During 2002, TIMET received notices that the issuers of the bonds were required to make payments on the first bond with respect to certain of these claims and were requesting reimbursement from TIMET. As of December 31, 2004, the Company has made aggregate payments under the two bonds of $1.1 million, and $0.6 million remains accrued for future payments. TIMET may revise its estimated liability under these bonds in the future as additional facts become known or claims develop.

     The Company is involved in various employment, environmental, contractual, product liability and other claims, disputes and litigation incidental to its business including those discussed above. While management currently believes that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position, liquidity or overall trends in results of operations, all such matters are subject to inherent uncertainties. Were an unfavorable outcome to occur with respect to several of these matters in a given period, it is possible that it could have a material adverse impact on the results of operations or cash flows in that particular period.

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


                                                                             Year ended December 31,
                                                               -----------------------------------------------------
                                                                   2004               2003               2002
                                                               --------------     --------------    ----------------
                                                                                  (In thousands)
Numerator:
  Net income (loss) attributable to
     common stockholders                                       $     35,540       $    (13,057)     $    (111,530)
  Dividends on Series A Preferred Stock                               4,398                  -                  -
                                                               --------------     --------------    ----------------

  Diluted net income (loss) attributable
     to common stockholders                                    $     39,938       $    (13,057)     $    (111,530)
                                                               ==============     ==============    ================

Denominator:
  Average common shares outstanding                                  15,881             15,854             15,803
  Average dilutive stock options and
     restricted stock                                                    66                  -                  -
  Series A Preferred Stock                                            2,178                  -                  -
                                                               --------------     --------------    ----------------

Diluted shares                                                       18,125             15,854             15,803
                                                               ==============     ==============    ================


     For the years ended December 31, 2004, 2003 and 2002, the conversion of the BUCS was antidilutive. Stock options to purchase 313,100 shares of common stock during 2004, 548,250 shares during 2003 and 615,890 shares during 2002 were excluded from the calculation of diluted earnings (loss) per share because the exercise price for such options was greater than the average market price of the common shares and such options were therefore antidilutive during the respective period. An additional 45,935 incremental stock options and restricted shares were excluded from the 2003 calculation, and an additional 88,099 incremental stock options and restricted shares were excluded from the 2002 calculation, because they were antidilutive due to the losses in those respective years.

Note 21 - Business segment information

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

                                                                          Year ended December 31,
                                                         -----------------------------------------------------------
                                                               2004                  2003                2002
                                                         -----------------     -----------------    ----------------
                                                                (In thousands, except product shipment data)
Titanium melted and mill products:
    Melted product net sales                             $      72,092         $      57,409        $      34,800
    Mill product net sales                                     364,248               279,563              278,204
    Other product sales                                         65,488                55,132               53,497
    Other (1)                                                        -                (6,800)                   -
                                                         -----------------     -----------------    ----------------
                                                         $     501,828         $     385,304        $     366,501
                                                         =================     =================    ================

Melted product shipments:
    Volume (metric tons)                                         5,360                 4,725                2,400
    Average price ($ per kilogram)                       $       13.45         $       12.15        $       14.50

Mill product shipments:
    Volume (metric tons)                                        11,365                 8,875                8,860
    Average price ($ per kilogram)                       $       32.05         $       31.50        $       31.40


Geographic segments:
    Net sales - point of origin:
     United States                                       $     373,100         $     340,616        $     311,194
     United Kingdom                                            154,535               111,313               91,467
     Other Europe                                               87,686                75,443               68,487
     Other (1)                                                       -                (6,800)                   -
     Eliminations                                             (113,493)             (135,268)            (104,647)
                                                         -----------------     -----------------    ---------------
                                                         $     501,828         $     385,304        $     366,501
                                                         =================     =================    ===============

   Net sales - point of destination:
     United States                                       $     277,317         $     217,653        $     193,740
     Europe                                                    200,453               149,424              145,118
     Other locations                                            24,058                25,027               27,643
     Other (1)                                                       -                (6,800)                   -
                                                         -----------------     -----------------    ---------------
                                                         $     501,828         $     385,304        $     366,501
                                                         =================     =================    ===============

   Long-lived assets - property and
       equipment, net:
     United States                                       $     165,661         $     170,400        $     186,777
     United Kingdom                                             56,255                62,287               62,369
     Other Europe                                                6,257                 6,495                5,526
                                                         -----------------     -----------------    ---------------
                                                         $     228,173         $     239,182        $     254,672
                                                         =================     =================    ===============

-------------------------------------------------------------------------------------------------------------------

(1) Represents the effect of a $6.8 million reduction to sales during 2003 related to termination of a purchase and sale agreement with Wyman-Gordon. See further discussion in Note 9.

     Export sales from U.S.-based operations approximated $16 million in 2004 and 2003 and $18 million in 2002.

Note 22 - Quarterly results of operations (unaudited)

                                                                           For the quarter ended
                                                      ----------------------------------------------------------------
                                                        March 31          June 30         Sept. 30         Dec. 31
                                                      -------------    --------------   -------------    -------------
                                                                   (In millions, except per share data)
Year ended December 31, 2004:

  Net sales                                           $    120.5       $     124.1       $    120.2       $    137.0
  Gross margin                                              12.4              15.5             13.7             14.4
  Operating income (loss)                                    2.8               7.0             12.4             13.1
  Net (loss) income attributable to
     common stockholders                              $     (1.7)      $       1.9       $     25.2       $     11.2

  Basic (loss) earnings per share attributable to
     common stockholders                              $    (0.10)      $      0.12       $     1.52       $     0.70
  Diluted (loss) earning per share attributable to
     common stockholders                              $    (0.10)      $      0.12       $     1.37       $     0.64

Year ended December 31, 2003:

  Net sales                                           $     99.3       $     101.8       $     83.6       $    100.6
  Gross margin                                               1.0               4.4                -             11.7
  Operating (loss) income                                   (8.1)             (2.1)             1.3             14.3
  Income (loss) before cumulative effect of
     change in accounting principle                        (13.4)             (6.4)            (3.0)             9.9
  Net (loss) income attributable to
     common stockholders                              $    (13.6)      $      (6.4)      $     (3.0)      $      9.9

  Basic and diluted (loss) earnings per share
     attributable to common stockholders:
     Before cumulative effect of change in
        accounting principle                          $    (0.85)      $     (0.40)      $    (0.19)      $     0.62
     Basic and diluted (loss) earnings per share
        attributable to common stockholders           $    (0.86)      $     (0.40)      $    (0.19)      $     0.62
----------------------------------------------------------------------------------------------------------------------

Note - The sum of quarterly amounts may not agree to the full year results due to rounding.

                     REPORT OF INDEPENDENT REGISTERED PUBLIC
                 ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of Titanium Metals Corporation:

     Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 16, 2005 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the index on page F of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP


Denver, Colorado
March 16, 2005

                           TITANIUM METALS CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                                 Additions
                                                        -----------------------------
                                           Balance        Charged
                                             at              to            Charged                          Balance
                                          beginning      costs and        to other                          at end
            Description                    of year        expenses        accounts        Deductions        of year
-------------------------------------    ------------   -------------    ------------    -------------    ------------

Year ended December 31, 2004:

   Allowance for doubtful accounts       $    1,906     $       250      $     65 (1)    $     (538)(2)   $    1,683
                                         ============   =============    ============    =============    ============

   Allowance for excess and
     slow moving inventories             $   16,723     $     1,079      $    807 (1)    $   (1,980)      $   16,629
                                         ============   =============    ============    =============    ============

Year ended December 31, 2003:

   Allowance for doubtful accounts       $    2,386     $       623      $    144 (1)    $   (1,247)(2)   $    1,906
                                         ============   =============    ============    =============    ============

   Allowance for excess and
     slow moving inventories             $   15,090     $     2,324      $  1,125 (1)    $   (1,816)      $   16,723
                                         ============   =============    ============    =============    ============

   Reserve for restructuring             $       80     $     -          $      -        $      (80)(3)   $        -
                                         ============   =============    ============    =============    ============

Year ended December 31, 2002:

   Allowance for doubtful accounts       $    2,388     $       878      $    152 (1)    $   (1,032)(2)   $    2,386
                                         ============   =============    ============    =============    ============

   Allowance for excess and
     slow moving inventories             $   13,621     $     3,757      $    901 (1)    $   (3,189)      $   15,090
                                         ============   =============    ============    =============    ============

   Reserve for restructuring             $      198     $         -      $      -        $     (118)(3)   $       80
                                         ============   =============    ============    =============    ============
----------------------------------------------------------------------------------------------------------------------

(1) Amounts represent foreign currency translation adjustments for the related account.
(2)  Amounts written off and reductions in reserve, less recoveries.
(3) Amounts represent cash payments for restructuring severance obligations and credits to reduce the initial restructuring charge.