Form 10-Q
period 2005-03-31
TITANIUM METALS CORP
filed 2005-05-10
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                                 --------------

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


Number of shares of common stock outstanding on May 9, 2005: 15,989,250

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can generally be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "could," "anticipates," "expects" or comparable terminology or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurance that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including risks and uncertainties in those portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission ("SEC") which include, but are not limited to, the cyclicality of the commercial aerospace industry, the performance of aerospace manufacturers and the Company under their long-term agreements, the renewal of certain long-term agreements, the difficulty in forecasting demand for titanium products, global economic and political conditions, global productive capacity for titanium, changes in product pricing and costs, the impact of long-term contracts with vendors on the ability of the Company to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, fluctuations in currency exchange rates, fluctuations in the market price of marketable securities, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product development, the availability of raw materials and services, changes in raw material prices and other operating costs (including energy costs), possible disruption of business or increases in the cost of doing business resulting from terrorist activities or global conflicts, the potential for adjustment of the Company's deferred income tax asset valuation allowance and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

                           TITANIUM METALS CORPORATION

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.    FINANCIAL INFORMATION

   Item 1.    Consolidated Financial Statements

              Consolidated Balance Sheets - March 31, 2005 (unaudited)
                and December 31, 2004                                        2

              Consolidated Statements of Operations - Three months
                ended March 31, 2005 and 2004 (unaudited)                    4

              Consolidated Statements of Comprehensive Income (Loss) -
                Three months ended March 31, 2005 and 2004 (unaudited)       5

              Consolidated Statements of Cash Flows - Three months ended
                March 31, 2005 and 2004 (unaudited)                          6

              Consolidated Statement of Changes in Stockholders' Equity -
                Three months ended March 31, 2005 (unaudited)                8

              Notes to Consolidated Financial Statements (unaudited)         9

   Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         21

   Item 4.    Controls and Procedures                                       31

PART II.   OTHER INFORMATION

   Item 1.    Legal Proceedings                                             33

   Item 6.    Exhibits                                                      33

                           TITANIUM METALS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                                 March 31,             December 31,
ASSETS                                                                             2005                    2004
                                                                            --------------------    --------------------
                                                                                (unaudited)            (as restated,
                                                                                                        see Note 1)
Current assets:
   Cash and cash equivalents                                                $          13,847       $           7,194
   Restricted cash and cash equivalents                                                   146                     721
   Accounts and other receivables, less
     allowance of $1,420 and $1,683, respectively                                     108,922                  96,756
   Inventories                                                                        279,889                 258,324
   Prepaid expenses and other                                                           3,240                   2,400
   Deferred income taxes                                                                6,000                   4,974
                                                                            --------------------    --------------------

       Total current assets                                                           412,044                 370,369

Marketable securities                                                                  46,998                  47,214
Investment in joint ventures                                                           25,183                  22,591
Investment in common securities of TIMET Capital Trust I                                6,259                   6,259
Property and equipment, net                                                           231,912                 228,173
Intangible assets, net                                                                  4,748                   5,057
Deferred income taxes                                                                  25,431                   1,053
Other                                                                                  11,579                  11,577
                                                                            --------------------    --------------------

       Total assets                                                         $         764,154       $         692,293
                                                                            ====================    ====================


           See accompanying Notes to Consolidated Financial Statements
                                      - 2 -

                           TITANIUM METALS CORPORATION

                      (In thousands, except per share data)


                                                                                 March 31,             December 31,
LIABILITIES, MINORITY INTEREST AND                                                  2005                   2004
STOCKHOLDERS' EQUITY                                                         -------------------    --------------------
                                                                                 (unaudited)           (as restated,
                                                                                                        see Note 1)
Current liabilities:
   Notes payable                                                             $          41,001      $          43,176
   Accounts payable                                                                     51,328                 44,164
   Accrued liabilities                                                                  54,150                 53,130
   Deferred gain on sale of property                                                    12,016                 12,016
   Customer advances                                                                    32,318                  6,913
   Income taxes payable                                                                  3,713                  2,516
   Other                                                                                   580                    257
                                                                             -------------------    --------------------

       Total current liabilities                                                       195,106                162,172

Accrued OPEB cost                                                                       14,630                 14,470
Accrued pension cost                                                                    76,657                 77,515
Accrued environmental cost                                                               2,162                  1,985
Deferred income taxes                                                                       58                     60
Debt payable to TIMET Capital Trust I                                                   12,010                 12,010
Other                                                                                    5,319                  5,114
                                                                             -------------------    --------------------

       Total liabilities                                                               305,942                273,326
                                                                             -------------------    --------------------

Minority interest                                                                       12,908                 12,539
                                                                             -------------------    --------------------

Stockholders' equity:

   Series A Preferred Stock, $.01 par value; $195,455
     liquidation preference; 4,025 shares authorized,
     3,909 shares issued                                                               173,650                173,650
   Common stock, $.01 par value; 90,000 shares authorized,
     16,034 and 15,963 shares issued, respectively                                         160                    160
   Additional paid-in capital                                                          352,350                350,866
   Accumulated deficit                                                                 (38,937)               (77,044)
   Accumulated other comprehensive loss                                                (40,711)               (39,989)
   Treasury stock, at cost  (45 shares)                                                 (1,208)                (1,208)
   Deferred compensation                                                                     -                     (7)
                                                                             -------------------    --------------------

       Total stockholders' equity                                                      445,304                406,428
                                                                             -------------------    --------------------

       Total liabilities, minority interest and
         stockholders' equity                                                $         764,154      $         692,293
                                                                             ===================    ====================

Commitments and contingencies (Note 12)


           See accompanying Notes to Consolidated Financial Statements
                                      - 3 -

                           TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                      (In thousands, except per share data)


                                                                                          Three months ended March 31,
                                                                                    ------------------------------------------
                                                                                           2005                   2004
                                                                                    --------------------    ------------------
                                                                                                              (as restated,
                                                                                                               see Note 1)

Net sales                                                                           $       155,235         $       120,488
Cost of sales                                                                               126,280                 107,703
                                                                                    --------------------    ------------------

   Gross margin                                                                              28,955                  12,785

Selling, general, administrative and development expense                                     12,360                   9,517
Equity in earnings (losses) of joint ventures                                                   801                     (83)
Other income (expense), net                                                                   1,985                      74
                                                                                    --------------------    ------------------

   Operating income                                                                          19,381                   3,259

Interest expense                                                                                674                   4,309
Other non-operating income (expense), net                                                       743                     738
                                                                                    --------------------    ------------------

   Income (loss) before income taxes and minority interest                                   19,450                    (312)

Income tax (benefit) expense                                                                (22,879)                    523
Minority interest, net of tax                                                                   924                     390
                                                                                    --------------------    ------------------

   Net income (loss)                                                                         41,405                  (1,225)

Dividends on Series A Preferred Stock                                                         3,298                       -
                                                                                    --------------------    ------------------

   Net income (loss) attributable to common stockholders                            $        38,107         $        (1,225)
                                                                                    ====================    ==================

Earnings (loss) per share attributable to common stockholders:
   Basic                                                                            $          2.39         $         (0.08)
   Diluted                                                                          $          1.83         $         (0.08)

Weighted average shares outstanding:
   Basic                                                                                     15,931                  15,863
   Diluted                                                                                   22,655                  15,863


           See accompanying Notes to Consolidated Financial Statements
                                      - 4 -

                           TITANIUM METALS CORPORATION

       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                 (In thousands)


                                                                                          Three months ended March 31,
                                                                                    ------------------------------------------
                                                                                           2005                   2004
                                                                                    --------------------    ------------------
                                                                                                              (as restated,
                                                                                                               see Note 1)

Net income (loss)                                                                   $        41,405         $        (1,225)
                                                                                    --------------------    ------------------

Other comprehensive income (loss):

   Currency translation adjustment                                                           (1,297)                  1,616

   Unrealized (losses) gains on marketable securities, net of tax
     benefit of $95 and $0, respectively                                                       (177)                  4,450

   TIMET's share of VALTIMET SAS's unrealized net
     gains on derivative financial instruments qualifying as
     cash flow hedges                                                                           752                     250
                                                                                    --------------------    ------------------

     Total other comprehensive (loss) income                                                   (722)                  6,316
                                                                                    --------------------    ------------------

   Comprehensive income                                                             $        40,683         $         5,091
                                                                                    ====================    ==================



           See accompanying Notes to Consolidated Financial Statements
                                      - 5 -

                           TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (In thousands)


                                                                                   Three months ended March 31,
                                                                              ----------------------------------------
                                                                                     2005                 2004
                                                                              -------------------   ------------------
                                                                                                      (as restated,
                                                                                                       see Note 1)
Cash flows from operating activities:
   Net income (loss)                                                          $       41,405        $       (1,225)
   Depreciation and amortization                                                       7,933                 8,483
   Noncash impairment of equipment                                                     1,251                     -
   Equity in (earnings) losses of joint ventures, net
     of distributions                                                                   (801)                   83
   Equity in earnings of common securities of TIMET
     Capital Trust I, net of distributions                                                 -                  (113)
   Deferred income taxes                                                             (25,023)                   13
   Minority interest, net of tax                                                         924                   390
   Other, net                                                                           (369)                 (525)
   Change in assets and liabilities:
     Receivables                                                                     (13,525)              (12,275)
     Inventories                                                                     (23,557)               (9,681)
     Prepaid expenses and other                                                       (1,153)                   94
     Accounts payable and accrued liabilities                                          8,129                (4,427)
     Customer advances                                                                25,528                28,157
     Income taxes                                                                      1,322                   581
     Accrued OPEB and pension costs                                                      234                 2,180
     Accrued interest on debt payable to TIMET Capital Trust I                             -                 3,751
     Other, net                                                                        1,866                (1,309)
                                                                              -------------------   ------------------
       Net cash provided by operating activities                                      24,164                14,177
                                                                              -------------------   ------------------

Cash flows from investing activities:
   Capital expenditures                                                              (13,700)               (3,280)
   Purchase of marketable securities                                                       -               (12,774)
   Change in restricted cash, net                                                        576                     -
   Other                                                                                  49                     -
                                                                              -------------------   ------------------
       Net cash used by investing activities                                         (13,075)              (16,054)
                                                                              -------------------   ------------------

Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                                       59,000                 9,575
     Repayments                                                                      (61,175)               (9,575)
   Dividends paid on Series A Preferred Stock                                         (3,298)                    -
   Other, net                                                                          1,020                  (403)
                                                                              -------------------   ------------------
       Net cash used by financing activities                                          (4,453)                 (403)
                                                                              -------------------   ------------------

       Net cash provided (used) by operating,
         investing and financing activities                                   $        6,636        $       (2,280)
                                                                              ===================   ==================


           See accompanying Notes to Consolidated Financial Statements
                                      - 6 -

                           TITANIUM METALS CORPORATION

                                 (In thousands)

                                                                                   Three months ended March 31,
                                                                              ----------------------------------------
                                                                                    2005                  2004
                                                                              ------------------    ------------------
                                                                                                      (as restated,
                                                                                                       see Note 1)
Cash and cash equivalents:
   Net increase (decrease) from:
     Operating, investing and financing activities                            $        6,636        $       (2,280)
     Currency translation                                                                 17                    19
                                                                              ------------------    ------------------
                                                                                       6,653                (2,261)
   Cash and cash equivalents at beginning of period                                    7,194                35,040
                                                                              ------------------    ------------------

   Cash and cash equivalents at end of period                                 $       13,847        $       32,779
                                                                              ==================    ==================

Supplemental disclosures:
   Cash paid for:
     Interest                                                                 $          478        $          366
     Income taxes, net                                                        $          815        $           39


           See accompanying Notes to Consolidated Financial Statements

                           TITANIUM METALS CORPORATION

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                        Three months ended March 31, 2005
                                 (In thousands)


                                                                                         Accumulated
                                                       Series A   Additional                Other
                                      Common   Common  Preferred   Paid-in  Accumulated Comprehensive  Treasury  Deferred
                                      Shares   Stock    Stock      Capital    Deficit   Income (Loss)   Stock  Compensation  Total
                                     --------  ------  ---------  ---------  ----------  -----------  ---------  --------  ---------

Balance at December 31, 2004  (as
  restated, see Note 1)               15,918   $ 160   $173,650   $350,866   $ (77,044)  $  (39,989)  $ (1,208)  $    (7)  $406,428
  Comprehensive income                     -       -          -          -      41,405         (722)                   -     40,683
  Issuance of common stock                71       -          -      1,027           -            -                    -      1,027
  Tax benefit of stock options
    exercised and restricted
    stock vested                           -       -          -        457           -            -          -         -        457
  Dividends declared on Series A
    Preferred Stock                        -       -          -          -      (3,298)           -          -         -     (3,298)
  Amortization of deferred
    compensation, net of effects of
    stock award cancellations              -       -          -          -           -            -          -         7          7
                                     --------  ------  ---------  ---------  ----------  -----------  ---------  --------  ---------

Balance at March 31, 2005             15,989   $ 160   $173,650   $352,350   $ (38,937)  $  (40,711)  $ (1,208)  $     -   $445,304
                                     ========  ======  =========  =========  ==========  ===========  =========  ========  =========


           See accompanying Notes to Consolidated Financial Statements
                                      - 8 -

                           TITANIUM METALS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Organization and basis of presentation

     Titanium Metals Corporation ("TIMET") is a vertically integrated producer of titanium sponge, melted products and a variety of mill products for aerospace, industrial and other applications. The accompanying Consolidated Financial Statements include the accounts of TIMET and its majority owned subsidiaries (collectively, the "Company"), except the TIMET Capital Trust I (the "Capital Trust"). All material intercompany transactions and balances with consolidated subsidiaries have been eliminated, and certain prior year amounts have been reclassified to conform to the current year presentation. The Consolidated Balance Sheet at March 31, 2005 and the Consolidated Statements of Operations, Comprehensive Income (Loss), Changes in Stockholders' Equity and Cash Flows for the interim periods ended March 31, 2005 and 2004, as applicable, have been prepared by the Company without audit in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company's first three fiscal quarters reported are the approximate 13-week periods ending on the Saturday generally nearest to March 31, June 30 and September 30. The Company's fourth fiscal quarter and fiscal year always end on December 31. For presentation purposes, the Company's Consolidated Financial Statements and notes thereto have been presented as ending on March 31, June 30, September 30 and December 31, as applicable. The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated
Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Annual Report").

     At March 31, 2005, Valhi, Inc. and subsidiaries ("Valhi") held 42.6% of TIMET's outstanding common stock and 0.4% of the Company's 6.75% Series A Convertible Preferred Stock (the "Series A Preferred Stock"). At March 31, 2005, the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Valhi and certain related companies, held 12.0% of the Company's common stock. TIMET's U.S. pension plans invest in a portion of the CMRT that does not hold TIMET common stock. At March 31, 2005, Contran Corporation ("Contran") held, directly or through subsidiaries, approximately 91% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT. At March 31, 2005, Mr. Simmons' spouse owned 40.9% of the outstanding Series A Preferred Stock. Mr. Simmons may be deemed to control each of Contran, Valhi and TIMET.

     Effective January 1, 2005, the Company changed its method for inventory costing from the last-in, first-out ("LIFO") cost method to the specific identification cost method for the approximate 40% of the Company's consolidated inventories previously accounted for under the LIFO cost method. With the significant volatility seen recently in raw material prices, the Company believes this change in accounting method provides a better matching of revenues and expenses. As required by GAAP, the Company has restated its financial statements for prior periods. As a result, the Company's net inventory balance as of December 31, 2004 increased by $26.7 million from the previously reported amount, with a corresponding decrease to the Company's accumulated deficit. There was no impact on the Company's cash flow from operations for the three months ended March 31, 2004 related to this accounting change. The effect of the accounting change on income for the three months ended March 31, 2005 was to increase net income by $5.0 million and increase earnings per basic and diluted share by $0.31 and $0.37, respectively. The effect of the accounting change on previously reported amounts for the three months ended March 31, 2004 was to increase net income by $0.4 million and increase earnings per basic and diluted share each by $0.02. See Note 2.

     The Company completed a five-for-one stock split of its common stock, which was effected in the form of a stock dividend (whereby an additional four shares of post-split stock were distributed for each one share of pre-split stock) and became effective after the close of trading on August 27, 2004. All share and per share disclosures for the 2004 period have been adjusted to give effect to this stock split.

     The Company currently follows the disclosure alternative prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and has chosen to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its various interpretations. See Note 15. Under APB Opinion No. 25, compensation cost is generally recognized for fixed stock options for which the exercise price is less than the market price of the underlying stock on the grant date. All of the Company's stock options have been granted with exercise prices equal to or in excess of the market price on the date of grant, and the Company recognized no compensation expense for stock options during the three months ended March 31, 2005 and 2004. The following table illustrates the effect on net income (loss) and earnings (loss) per share attributable to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to all options granted since January 1, 1995:


                                                                                  Three months ended March 31,
                                                                                   2005                  2004
                                                                             ------------------    ------------------
                                                                                         (In thousands)

Net income (loss) attributable to common
  stockholders, as reported                                                  $        38,107       $        (1,225)
Less stock option related stock-based employee
  compensation expense determined under
  SFAS No. 123                                                                            (7)                  (28)
                                                                             ------------------    ------------------

Pro forma net income (loss) attributable
  to common stockholders                                                     $        38,100       $        (1,253)
                                                                             ==================    ==================

Basic earnings (loss) per share attributable
  to common stockholders:
     As reported                                                             $          2.39       $         (0.08)
                                                                             ==================    ==================

     Pro forma                                                               $          2.39       $         (0.08)
                                                                             ==================    ==================

Diluted earnings (loss) per share attributable
  to common stockholders:
     As reported                                                             $          1.83       $         (0.08)
                                                                             ==================    ==================

     Pro forma                                                               $          1.83       $         (0.08)
                                                                             ==================    ==================

     VALTIMET, the Company's 43.7% owned affiliate accounted for by the equity method, has entered into certain derivative financial instruments that qualify as cash flow hedges under GAAP. The Company's pro-rata share of VALTIMET's unrealized net gains (losses) on such derivative financial instruments is included as a component of other comprehensive income.


Note 2 - Inventories

                                                                               March 31,              December 31,
                                                                                  2005                    2004
                                                                          ---------------------    -------------------
                                                                                        (In thousands)

Raw materials                                                             $          82,462        $        71,067
Work-in-process                                                                     109,083                 97,848
Finished products                                                                    76,306                 77,012
Supplies                                                                             12,038                 12,397
                                                                          ---------------------    -------------------

                                                                          $         279,889        $       258,324
                                                                          =====================    ===================

     Effective January 1, 2005, the Company changed its method for inventory costing from the LIFO cost method to the specific identification cost method, as described in Note 1. As a result of this accounting change, the Company's net inventory balance as of December 31, 2004 increased by $26.7 million from the previously reported amount (representing the elimination of the Company's LIFO reserve at such date).

Note 3 - Marketable securities

     The following table summarizes the Company's marketable securities as of March 31, 2005 and December 31, 2004:

                                                             March 31, 2005                   December 31, 2004
                                                      -----------------------------    --------------------------------
                                                                         Market                              Market
              Marketable security                        Shares          value             Shares            value
------------------------------------------------      ------------    -------------    --------------    --------------
                                                                              ($ in thousands)

    CompX International, Inc. ("CompX")                 2,549,520     $     41,837       2,549,520       $    42,144
    NL Industries, Inc. ("NL")                            222,100            4,942         222,100             4,908
    Kronos Worldwide, Inc. ("Kronos")                       5,203              219           3,985               162
                                                                      -------------                      --------------

                                                                      $     46,998                       $    47,214
                                                                      =============                      ==============

     During the first nine months of 2004, the Company purchased 2,212,820 shares of CompX Class A common shares and, on October 1, 2004, contributed such shares to CompX Group, Inc. ("CGI") in return for a 17.6% ownership interest in CGI (the remaining 82.4% interest is held by NL). As of March 31, 2005 and December 31, 2004, the Company directly held 336,700 shares of CompX, which were purchased during the fourth quarter of 2004. From April 1, 2005 through May 9, 2005, the Company purchased an additional 97,900 shares of CompX Class A common stock for an aggregate of $1.5 million. The Company has not contributed any of the 434,600 shares purchased subsequent to October 1, 2004, and currently does not expect to contribute those shares or any other shares of CompX Class A common stock that it may subsequently acquire, to CGI.

     As of March 31, 2005, the Company's aggregate cost basis of its marketable securities was $34.7 million and for the three months ended March 31, 2005, the Company recognized $0.2 million (net of tax benefit) of unrealized losses in stockholders' equity, as a component of other comprehensive income (loss). The Company's unrealized gains on marketable securities for the three months ended March 31, 2004 were $4.5 million.

     During the first quarter of 2005, CompX paid cash dividends on its common stock, NL paid dividends on its common stock in the form of shares of Kronos common stock and Kronos paid cash dividends on its common stock.

Note 4 - Property and equipment


                                                                                  March 31,            December 31,
                                                                                    2005                   2004
                                                                            --------------------    ------------------
                                                                                         (In thousands)

Land and improvements                                                       $           8,689       $         8,703
Buildings and improvements                                                             32,062                31,780
Information technology systems                                                         63,088                63,609
Manufacturing equipment and other                                                     328,293               333,031
Construction in progress                                                               24,598                14,819
                                                                            --------------------    ------------------
                                                                                      456,730               451,942
Less accumulated depreciation                                                         224,818               223,769
                                                                            --------------------    ------------------

                                                                            $         231,912       $       228,173
                                                                            ====================    ==================


     During the first quarter of 2005, the Company determined that certain of its manufacturing equipment would no longer be utilized in its operations, and, accordingly, recognized a $1.2 million noncash abandonment charge to cost of sales during the period.

     In November 2004, pursuant to an agreement with Basic Management, Inc. and certain of its affiliates ("BMI"), the Company sold certain property located adjacent to its Henderson, Nevada plant site to BMI, a 32%-owned indirect subsidiary of Valhi. However, BMI has leased back to the Company the use of certain settling ponds located on the property until the Company completes construction of a water conservation facility on its Henderson plant site. The Company has recorded a $12 million deferred gain on its Consolidated Balance Sheet related to cash proceeds received on this sale. This deferred gain will be recognized when the Company completes construction of the water conservation facility and can cease use of the settling ponds, currently expected to occur in the second quarter of 2005.

Note 5 - Other noncurrent assets

                                                                                  March 31,             December 31,
                                                                                    2005                   2004
                                                                           ---------------------    ------------------
                                                                                           (In thousands)

Prepaid pension cost                                                       $          10,677        $        10,531
Deferred financing costs                                                                 653                    786
Notes receivable from officers                                                            49                     49
Other                                                                                    200                    211
                                                                           ---------------------    ------------------

                                                                           $          11,579        $        11,577
                                                                           =====================    ==================

Note 6 - Accrued liabilities

                                                                                  March 31,             December 31,
                                                                                    2005                   2004
                                                                           ---------------------    ------------------
                                                                                         (In thousands)

OPEB cost                                                                  $           2,746        $         2,777
Pension cost                                                                           5,210                  5,285
Payroll and vacation                                                                   5,843                  5,810
Incentive compensation                                                                14,143                 12,570
Other employee benefits                                                                7,862                  9,721
Deferred income                                                                        2,999                  1,736
Environmental costs                                                                    2,413                  2,530
Taxes, other than income                                                               5,185                  4,166
Other                                                                                  7,749                  8,535
                                                                           ---------------------    ------------------

                                                                           $          54,150        $        53,130
                                                                           =====================    ==================

Note 7 - Customer advances

     Under the terms of the Company's long-term agreement ("LTA") with The Boeing Company ("Boeing"), in 2002 through 2007, Boeing is required to advance TIMET $28.5 million annually less $3.80 per pound of titanium product purchased by Boeing subcontractors from TIMET during the preceding year. The advance relates to Boeing's take-or-pay obligations under the LTA. Effectively, the Company collects $3.80 less from Boeing than the LTA selling price for each pound of titanium product sold directly to Boeing and reduces the related customer advance recorded by the Company. For titanium products sold to Boeing subcontractors, the Company collects the full LTA selling price, but gives Boeing credit by reducing the next year's annual advance by $3.80 per pound of titanium product sold to Boeing subcontractors. The Boeing customer advance is also reduced as take-or-pay benefits are earned. As of March 31, 2005, approximately $26.2 million of customer advances related to the Company's LTA with Boeing.

Note 8 - Bank debt

     During the first quarter of 2004, the Company amended its U.S. credit facility to, among other things, allow the Company the flexibility to remove the equipment component from the determination of the Company's borrowing availability in order to avoid the costs of an appraisal. The Company took advantage of this flexibility during the first quarter of 2004, effectively reducing the Company's borrowing availability in the U.S. by $12 million. However, the Company can regain this availability by completing an updated equipment appraisal. As of March 31, 2005, the Company had outstanding borrowings of $41.0 million under its U.S. credit agreement and no borrowings under its European credit facilities. Aggregate unused borrowing availability under the Company's U.S. and European credit facilities was approximately $110 million as of March 31, 2005.

Note 9 - Other income (expense)

                                                                                  Three months ended March 31,
                                                                                   2005                  2004
                                                                             ------------------    ------------------
                                                                                         (In thousands)
Other operating income (expense):
   Settlement of customer claim                                              $         1,800       $             -
   Other, net                                                                            185                    74
                                                                             ------------------    ------------------

                                                                             $         1,985       $            74
                                                                             ==================    ==================

Other non-operating income (expense):
   Dividends and interest                                                    $           487       $           100
   Equity in earnings of common
      securities of the Capital Trust                                                    103                   113
   Foreign exchange gain, net                                                            260                   472
   Other, net                                                                           (107)                   53
                                                                             ------------------    ------------------

                                                                             $           743       $           738
                                                                             ==================    ==================

     During the first quarter of 2005, the Company received $1.8 million related to its settlement of a customer claim regarding prior order cancellations from such customer. Additionally, the Company received dividends from its investments in marketable securities, as discussed in Note 3.

Note 10 - Income taxes

                                                                                        Three months ended
                                                                                            March 31,
                                                                             -----------------------------------------
                                                                                   2005                   2004
                                                                             ------------------    -------------------
                                                                                          (In thousands)

Expected income tax expense (benefit), at 35%                                $         6,808       $            (109)
Non-U.S. tax rates                                                                      (315)                    (51)
U.S. state income taxes, net                                                             315                    (192)
Dividends received deduction                                                            (107)                      -
Nontaxable income                                                                        (53)                      -
Adjustment of deferred income tax asset
  valuation allowance                                                                (29,896)                    835
Other, net                                                                               369                      40
                                                                             ------------------    -------------------

                                                                             $       (22,879)      $             523
                                                                             ==================    ===================

     The Company periodically reviews its deferred income tax assets to determine if future realization is more likely than not. During the first quarter of 2005, based on the Company's recent history of U.S. income, its near term outlook and the effect of its change in method of inventory costing from the LIFO cost method to the specific identification cost method for U.S. federal income tax purposes (see Note 1), the Company changed its estimate of its ability to utilize the tax benefits of its U.S. net operating loss ("NOL") carryforwards, alternative minimum tax ("AMT") credit carryforwards and other net deductible temporary differences (other than the Company's capital loss carryforwards). Consequently, the Company determined that its net deferred income tax asset related to such U.S. tax attributes and other net deductible temporary differences now meets the "more-likely-than-not" recognition criteria. Accordingly, the Company reversed $14.3 million of the valuation allowance attributable to such deferred income tax asset in the first quarter of 2005. In addition, the Company's deferred income tax asset valuation allowance related to income from continuing operations decreased by $3.0 million during the first quarter of 2005, primarily due to the utilization of the U.S. NOL carryforward. The Company's remaining U.S. valuation allowance attributable to its U.S. net deferred income tax asset (other than the Company's capital loss carryforward) of $14.6 million will be reversed during the final three quarters of 2005 in accordance with the GAAP requirements of accounting for income taxes at interim dates.

     During the first quarter of 2005, based on the Company's recent history of U.K. income, its near term outlook and its historic U.K. profitability, the Company also changed its estimate of its ability to utilize its net deductible temporary differences and other tax attributes related to the U.K., primarily comprised of (i) the future benefits associated with the reversal of its U.K. minimum pension liability deferred income tax asset and (ii) the benefits of its U.K. NOL carryforward. Consequently, the Company determined that its net deferred income tax asset in the U.K. now meets the "more-likely-than-not" recognition criteria. Accordingly, the Company reversed $11.5 million of the valuation allowance attributable to such deferred income tax asset in the first quarter of 2005. In addition, the Company's deferred income tax asset valuation allowance related to income from continuing operations decreased by $1.1 million during the first quarter of 2005, primarily due to the utilization of the U.K. NOL carryforward. The Company's remaining U.K. valuation allowance of $0.8 million will be reversed during the final three quarters of 2005 in accordance with the GAAP requirements of accounting for income taxes at interim dates.

     At March 31, 2005,  the Company had, for U.S.  federal income tax purposes,
(i) NOL carryforwards of $89 million that expire in 2020 through 2023, (ii) a capital loss carryforward of $74 million that expires in 2008 and (iii) AMT credit carryforwards of $4 million, which can be utilized to offset regular income taxes payable in future years, with an indefinite carryforward period. In addition, at March 31, 2005, the Company had the equivalent of a $5 million NOL carryforward in the U.K. and a $1 million NOL carryforward in Germany, both of which have indefinite carryforward periods.

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law provides for a special 85% deduction for certain dividends received in 2005 from controlled foreign corporations. Because the impact of the special dividend received deduction to the Company is dependent, in part, on the Company's 2005 foreign and domestic taxable income, the Company has not yet determined whether it will benefit from the new law. The Company is currently monitoring its 2005 year-to-date taxable income to determine the level of benefit, if any, the Company will derive from the special dividend received deduction.

     The new law also provides for a special deduction from U.S. taxable income equal to a specified percentage of a U.S. company's qualified income from domestic manufacturing activities (as defined). Although the Company believes that the majority of its operations meet the definition of qualified domestic manufacturing activities, the Company does not expect to benefit from the special manufacturing deduction in 2005, primarily because the Company projects its U.S. taxable income in 2005 will be fully offset by its existing U.S. NOL carryforwards.

Note 11 - Employee benefits

     Defined benefit pension plans. The components of the net periodic pension expense are set forth below:

                                                                                        Three months ended
                                                                                            March 31,
                                                                             -----------------------------------------
                                                                                   2005                   2004
                                                                             ------------------    -------------------
                                                                                          (In thousands)

Service cost                                                                 $           957       $             885
Interest cost                                                                          3,490                   3,151
Expected return on plan assets                                                        (3,791)                 (3,269)
Amortization of net losses                                                             1,225                   1,093
Amortization of unrecognized prior service cost                                          139                     122
                                                                             ------------------    -------------------

  Net periodic pension expense                                               $         2,020       $           1,982
                                                                             ==================    ===================

     Through March 31, 2005, the Company has made $2.2 million of cash contributions to its defined benefit pension plans in 2005, and the Company currently expects to make additional cash contributions of approximately $6.7 million to its defined benefit pension plans during the remainder of 2005. All of the contributions relate to the Company's U.K. plan.

     Postretirement benefits other than pensions. The components of net periodic OPEB expense are set forth below:


                                                                                       Three months ended
                                                                                            March 31,
                                                                             -----------------------------------------
                                                                                   2005                   2004
                                                                             ------------------    -------------------
                                                                                          (In thousands)

Service cost                                                                 $           171       $             127
Interest cost                                                                            467                     403
Amortization of unrecognized prior service cost                                         (116)                   (116)
Amortization of net losses                                                               324                     227
                                                                             ------------------    -------------------

Net periodic OPEB expense                                                    $           846       $             641
                                                                             ==================    ===================

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act of 2003") introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board ("FASB") issued FSP No. 106-2, which superceded FSP No. 106-1 and is currently applicable to the Company. FSP No. 106-2 provides guidance on (i) accounting for the effects of the Medicare Act of 2003 once the Company is able to determine actuarial equivalency and (ii) various required disclosures.

     During 2005, the Company determined that the benefits provided by its U.S. health and welfare plan are actuarially equivalent to the Medicare Part D benefit and therefore the Company is eligible for the federal subsidy provided for by the Medicare 2003 Act. The effect of such subsidy, which is accounted for prospectively from the date actuarial equivalence was determined as permitted and in accordance with FASB Staff Position No. 106-2, results in a reduction in the Company's accumulated postretirement benefit obligation of approximately $5 million and a reduction in net periodic OPEB cost of approximately $0.6 million.

Note 12 - Commitments and contingencies

     Environmental matters. In November 2004, the Company and BMI entered into several agreements pursuant to which the Company conveyed certain land owned by the Company adjacent to its Henderson, Nevada plant site on which the Company operated settling ponds (the "TIMET Pond Property") to BMI in exchange for (i) $12 million cash, (ii) BMI's assumption of the liability for certain environmental issues associated with the TIMET Pond Property, including certain possible groundwater issues for which the Company currently has $0.6 million accrued, and (iii) other consideration. TIMET will continue to use certain of the settling ponds located on the TIMET Pond Property pursuant to a lease until a water conservation facility is operational, currently expected to be in the second quarter of 2005. See Note 4.

     The Company is also continuing assessment work with respect to its own active plant site in Henderson, Nevada. The Company currently has $3.7 million accrued based on the undiscounted cost estimates of the probable costs for remediation of this site related to specific future remediation costs which the Company now considers probable. The Company expects these accrued expenses to be paid over a period of up to thirty years.

     At March 31, 2005, the Company had accrued an aggregate of approximately $4.6 million for environmental matters, including those discussed above. The upper end of the range of reasonably possible costs to remediate these matters is approximately $7 million. The Company records liabilities related to environmental remediation obligations when estimated future costs are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future costs are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in costs in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

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

     Other. The Company has entered into letters of credit to collateralize (i) potential workers' compensation claims in Ohio and Nevada and (ii) future usage of electricity in Nevada. As of March 31, 2005, the outstanding amounts for such letters of credit, which reduce the Company's excess availability under its U.S. credit agreement, were $2.3 million and $1.3 million, respectively.

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

     See the 2004 Annual Report for additional information concerning certain legal and environmental matters, commitments and contingencies.

Note 13 - Earnings per share

     Basic earnings (loss) per share is based on the weighted average number of unrestricted common shares outstanding during each period. Diluted earnings
(loss) per share attributable to common stockholders reflects the dilutive effect of common stock options, restricted stock and the assumed conversion of the Company's 6.625% mandatorily redeemable convertible preferred securities, beneficial unsecured convertible securities ("BUCS") and the Series A Preferred Stock, if applicable. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share is presented below.


                                                                                Three months ended March 31,
                                                                         -------------------------------------------
                                                                                2005                   2004
                                                                         -------------------    --------------------

Numerator:
  Net income (loss) attributable to
     common stockholders                                                 $        38,107        $          (1,225)
  Interest on BUCS                                                                    97                        -
  Dividends on Series A Preferred Stock                                            3,298                        -
                                                                         -------------------    --------------------

  Diluted net income (loss) attributable
     to common stockholders                                              $        41,502        $          (1,225)
                                                                         ===================    ====================

Denominator:
  Average common shares outstanding                                               15,931                   15,863
  Average dilutive stock options and restricted stock                                132                        -
  BUCS                                                                                77                        -
  Series A Preferred Stock                                                         6,515                        -
                                                                         -------------------    --------------------

Diluted shares                                                                    22,655                   15,863
                                                                         ===================    ====================

     For the three months ended March 31, 2004, conversion of the BUCS was antidilutive. Stock options to purchase 253,040 shares of common stock during the three months ended March 31, 2005 and 481,150 shares during the three months ended March 31, 2004 were excluded from the calculation of diluted earnings
(loss) per share because the exercise price for such options was greater than the average market price of the common shares and such options were therefore antidilutive during the respective period. An additional 23,255 incremental stock options and restricted shares were excluded from the 2004 calculation because they were antidilutive due to the loss in that period. As of March 31, 2005, net income attributable to common stockholders included $1.1 million ($0.28 per outstanding share) of undeclared dividends on its Series A Preferred Stock.

Note 14 - Business segment information

     The Company's production facilities are located in the U.S., U.K., France and Italy, and its products are sold throughout the world. The Company's Chief Executive Officer is the Company's chief operating decision maker ("CODM") as that term is defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The CODM receives financial information about TIMET from which he makes decisions concerning resource utilization and performance analysis only on a global, consolidated basis. Based upon this level of decision-making, the Company currently has one segment, its worldwide
"Titanium melted and mill products" segment. Sales, gross margin, operating income, inventory and receivables are the key management measures used to evaluate segment performance. The following table provides segment information supplemental to the Company's Consolidated Financial Statements:


                                                                                Three months ended March 31,
                                                                         -------------------------------------------
                                                                                2005                   2004
                                                                         -------------------    --------------------
                                                                               ($ in thousands, except product
                                                                                        shipment data)
Titanium melted and mill products:
   Melted product net sales                                              $        22,237        $          17,395
   Mill product net sales                                                        113,925                   90,675
   Other product sales                                                            19,073                   12,418
                                                                         -------------------    --------------------

                                                                         $       155,235        $         120,488
                                                                         ===================    ====================

Melted product shipments:
   Volume (metric tons)                                                            1,415                    1,420
   Average selling price ($ per kilogram)                                $         15.60                    12.25

Mill product shipments:
   Volume (metric tons)                                                            3,100                    2,925
   Average selling price ($ per kilogram)                                $         36.75                    31.00


Note 15 - Accounting principles not yet adopted

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"), which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and the Company will adopt SFAS No. 151 no later than January 1, 2006. The Company has not yet determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which replaces SFAS No. 123 and supersedes APB No.
25. SFAS No. 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS No. 123R, the pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. As permitted by SEC regulations, the Company will adopt SFAS No. 123R as of January 1, 2006 and does not believe the adoption of SFAS No. 123R will have any effect on the Company's financial position or results of operations, as all of TIMET's outstanding options will be fully vested as of the adoption date.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Summarized financial information. The following table summarizes certain information regarding the Company's results of operations for the three months ended March 31, 2005 and 2004. Average selling prices, as reported by the Company, are a reflection of not just actual selling prices received by the Company, but also include other related factors such as currency exchange rates and customer and product mix during a given period. Consequently, changes in average selling prices from period to period will be impacted by changes occurring not just in actual prices, but by these other factors as well. The percentage change information presented below represents changes from the respective prior year. See "Results of Operations - Outlook" for further discussion of the Company's business expectations for the remainder of 2005.


                                                                              Three months ended March 31,
                                                                        ------------------------------------------
                                                                               2005                   2004
                                                                        --------------------    ------------------
                                                                              ($ in thousands, except product
                                                                                        shipment data)
Net sales:
   Melted products                                                      $        22,237         $        17,395
   Mill products                                                                113,925                  90,675
   Other products                                                                19,073                  12,418
                                                                        --------------------    ------------------

Net sales                                                               $       155,235         $       120,488

Gross margin                                                            $        28,955         $        12,785

Gross margin percent of net sales                                                    19%                     11%

Melted product shipments:
   Volume (metric tons)                                                           1,420                   1,415
   Average selling price ($ per kilogram)                               $         15.60         $         12.25

Mill product shipments:
   Volume (metric tons)                                                           3,100                   2,925
   Average selling price ($ per kilogram)                               $         36.75         $         31.00

Percentage change in:
   Sales volume:
     Melted products                                                                  -                     +44
     Mill products                                                                   +6                     +26

   Average selling prices:
       Melted products                                                              +27                      -6
       Mill products                                                                +19                      -3

   Selling prices - excludes changes in product mix:
       Melted products                                                              +17                      -4
       Mill products in U.S. dollars                                                +15                      +2
       Mill products in billing currencies (1)                                      +13                      -3

------------------------------------------------------------------------------------------------------------------

(1)  Excludes the effect of changes in foreign currencies.

     First quarter of 2005 compared to first quarter of 2004. Melted product sales increased 28% and mill product sales increased 26% during the first quarter of 2005 compared to the year ago period, primarily due to significant increases in average selling prices for both melted and mill products. Average selling prices use actual customer and product mix and foreign currency exchange rates prevailing during the respective periods. The Company's melted products are generally sold only in U.S. dollars. Average selling prices for both melted and mill products were positively affected by current market conditions and changes in customer and product mix. Mill product average selling prices were also positively affected by the weakening of the U.S. dollar compared to both the British pound sterling and the euro.

     In addition to average selling price increases, the first quarter of 2005 was positively impacted by a 6% increase in mill product sales volume, primarily driven by increased demand from the commercial aerospace market. Melted product sales volume remained flat during the first quarter of 2005 as compared to the year-ago period.

     Effective January 1, 2005, the Company changed its method for inventory costing from the LIFO cost method to the specific identification cost method for the approximate 40% of the Company's consolidated inventories previously accounted for under the LIFO cost method. With the significant volatility seen recently in raw material prices, the Company believes this change in accounting method provides a better matching of revenues and expenses. As required by GAAP, the Company has restated its financial statements for prior periods. As a result of this change, the Company's cost of sales for the three months ended March 31, 2004 was restated to $107.7 million, a decrease of $0.4 million from the previously reported amount. See Notes 1 and 2 to the Consolidated Financial Statements.

     Gross margin (net sales less cost of sales) increased during the first quarter of 2005 compared to the year ago period primarily due to improved plant operating rates (from 73% in the first quarter of 2004 to 80% in the first quarter of 2005) and increased selling prices. These positive effects were offset by charges to cost of sales during the 2005 period for:

     o $1.3 million of additional costs during the 2005 period related to the accrual of certain employee incentive compensation payments, as compared to the first quarter of 2004; and

     o    A $1.2  million  noncash  impairment  charge  during  the 2005  period
          related  to  the  Company's   abandonment  of  certain   manufacturing
          equipment.

     In addition, gross margin during the 2004 period was positively affected by a $1.6 million reduction in cost of sales related to the modification of the Company's vacation policy. On January 1, 2004, the Company modified its vacation policy for its U.S. salaried employees, whereby such employees no longer accrue their entire year's vacation entitlement on January 1, but rather accrue the current year's vacation entitlement over the course of the year.

     Selling, general, administrative and development expenses increased 30% from $9.5 million during the first quarter of 2004 to $12.4 million during the first quarter of 2005, principally as a result of (i) $1.0 million of auditing and consulting costs relative to the Company's compliance with the Sarbanes-Oxley Act's internal control requirements, (ii) $0.3 million additional costs related to the accrual of certain employee incentive compensation payments and (iii) a $0.3 million reduction in the first quarter of 2004 related to the previously discussed change in the Company's vacation policy.

     The Company recognized equity in earnings of joint ventures of $0.8 million during the first quarter of 2005, compared to equity in losses of $0.1 million during the first quarter of 2004. This change was principally due to an increase in the operating results of VALTIMET, the Company's minority-owned welded tube joint venture.

     Net other income (expense) increased during the first quarter primarily related to the Company's receipt of $1.8 million from settlement of a customer claim during the first quarter of 2005 regarding prior order cancellations from such customer.

     Non-operating income (expense).


                                                                              Three months ended March 31,
                                                                        ------------------------------------------
                                                                               2005                   2004
                                                                        --------------------    ------------------
                                                                                     ($ in thousands)

Interest expense on debt payable to the Capital Trust                   $          (199)        $        (3,751)
Interest expense on bank debt and capital leases                                   (475)                   (558)
                                                                        --------------------    ------------------

                                                                        $          (674)        $        (4,309)
                                                                        ====================    ==================

Dividend and interest income                                            $           487         $           100
Equity in earnings of common
   securities of the Capital Trust                                                  103                     113
Foreign exchange gains                                                              260                     472
Other, net                                                                         (107)                     53
                                                                        --------------------    ------------------

                                                                        $           743         $           738
                                                                        ====================    ==================


     Prior to September 1, 2004, quarterly interest expense on the Company's debt payable to the Capital Trust approximated $3.4 million, exclusive of any accrued interest on deferred interest payments. On September 1, 2004, the Company exchanged 97.1% of its outstanding BUCS for its 6.75% Series A Convertible Preferred Stock (the "Series A Preferred Stock"). Interest expense related to the remaining debt payable to the Capital Trust is approximately $0.2 million per quarter, partially offset by $0.1 million of equity in earnings related to the Company's holdings of the common securities of the Capital Trust.

     Dividends and interest income during the first quarter of 2005 consisted of dividends received on the Company's investments in marketable securities and interest income earned on cash and cash equivalents. Dividends and interest income during the first quarter of 2004 consisted solely of interest income earned on cash and cash equivalents.

     Income taxes. The Company operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income or loss can impact the Company's overall effective tax rate. For the three months ended March 31, 2005 and 2004, the Company's income tax rate varied from the U.S. statutory rate primarily due to changes in the deferred income tax valuation allowance related to the Company's tax attributes with respect to the "more-likely-than-not" recognition criteria during those periods. See Note 10 to the Consolidated Financial Statements. The Company's current income tax expense during the three months ended March 31, 2004 relates primarily to its operations in France.

     The Company periodically reviews its deferred income tax assets to determine if future realization is more likely than not. During the first quarter of 2005, based on the Company's recent history of U.S. income, its near term outlook and the effect of its change in method of inventory costing from the LIFO cost method to the specific identification cost method for U.S. federal income tax purposes (see Note 1 to the Consolidated Financial Statements), the Company changed its estimate of its ability to utilize the tax benefits of its U.S. NOL carryforwards, AMT credit carryforwards and other net deductible temporary differences (other than the Company's capital loss carryforwards). Consequently, the Company determined that its net deferred income tax asset related to such U.S. tax attributes and other net deductible temporary
differences   now  meets  the   "more-likely-than-not"   recognition   criteria.
Accordingly, the Company reversed $14.3 million of the valuation allowance attributable to such deferred income tax asset in the first quarter of 2005. In addition, the Company's deferred income tax asset valuation allowance related to income from continuing operations decreased by $3.0 million during the first quarter of 2005, primarily due to the utilization of the U.S. NOL carryforward. The Company's remaining U.S. valuation allowance attributable to its U.S. net deferred income tax asset (other than the Company's capital loss carryforward) of $14.6 million will be reversed during the final three quarters of 2005 in accordance with the GAAP requirements of accounting for income taxes at interim dates.

     During the first quarter of 2005, based on the Company's recent history of U.K. income, its near term outlook and its historic U.K. profitability, the Company also changed its estimate of its ability to utilize its net deductible temporary differences and other tax attributes related to the U.K., primarily comprised of (i) the future benefits associated with the reversal of its U.K. minimum pension liability deferred income tax asset and (ii) the benefits of its U.K. NOL carryforward. Consequently, the Company determined that its net deferred income tax asset in the U.K. now meets the "more-likely-than-not" recognition criteria. Accordingly, the Company reversed $11.5 million of the valuation allowance attributable to such deferred income tax asset in the first quarter of 2005. In addition, the Company's deferred income tax asset valuation allowance related to income from continuing operations decreased by $1.1 million during the first quarter of 2005, primarily due to the utilization of the U.K. NOL carryforward. The Company's remaining U.K. valuation allowance of $0.8 million will be reversed during the final three quarters of 2005 in accordance with the GAAP requirements of accounting for income taxes at interim dates.

     Dividends on Series A Preferred Stock. Shares of the Company's Series A Preferred Stock are convertible, at any time, at the option of the holder thereof, into one and two-thirds shares of the Company's common stock, subject to adjustment in certain events. The Series A Preferred Stock is not mandatorily redeemable, but is redeemable at the option of the Company under certain circumstances. When, as and if declared by the Company's board of directors, holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends at the rate of 6.75% of the $50 per share liquidation preference per annum per share (equivalent to $3.375 per annum per share). The Company paid dividends of $3.3 million to holders of the Series A Preferred Stock during the three months ended March 31, 2005.

     European operations. The Company has substantial operations located in Europe, principally the U.K., France and Italy. Approximately 42% of the Company's sales originated in Europe for the three months ended March 31, 2005, of which approximately 63% were denominated in the British pound sterling or the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for the Company's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of the Company's European subsidiaries are those of their respective countries, and the European subsidiaries are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of the Company's European operations may be in U.S. dollars or in functional currencies. The Company's export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations.

     The Company does not use currency contracts to hedge its currency exposures. Net currency transaction gains/losses included in the Company's results of operations were gains of $0.3 million during the three months ended March 31, 2005 and $0.5 million during the three months ended March 31, 2004. At March 31, 2005, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $41.8 million and $32.6 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable and accounts payable.

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

     Over the past several quarters, the Company has seen the availability of raw materials tighten, and, consequently, the prices for such raw material increase. The Company currently expects that a shortage in raw materials is likely to continue throughout 2005 and into 2006, which could limit the Company's ability to produce enough titanium products to fully meet customer demand. In addition, the Company has certain long-term agreements that limit the Company's ability to pass on all of its increased raw material costs to its customers.

     During the third quarter of 2004, the Company modified its method of calculating its backlog to include purchase orders under consignment relationships. The Company believes inclusion of these orders provides a more accurate reflection of the Company's overall backlog. Using the modified methodology for all periods, the Company's backlog at the end of March 2005 was $490 million, a $40 million (9%) increase over the $450 million backlog at the end of December 2004 and a $230 million (88%) increase over the $260 million backlog at the end of March 2004.

     The Company currently expects its full year 2005 sales revenue to range from $700 million to $730 million, which is a $50 million increase from previous guidance, primarily due to higher average selling prices. Full year 2005 expected product volume shipments for both melted products and mill products remain unchanged from previous guidance. The Company currently expects average selling prices to increase over previous guidance by 10% to 15% for melted products and 5% to 10% for mill products.

     The Company's cost of sales is affected by a number of factors including customer and product mix, material yields, plant operating rates, raw material costs, labor and energy costs. Raw material costs, which include sponge, scrap and alloys, represent the largest portion of the Company's manufacturing cost structure, and, as previously discussed, significant raw material cost increases are expected to continue during the remainder of 2005. Scrap and certain alloy prices have more than doubled from year ago prices, and increased energy costs also continue to have a negative impact on gross margin.

     The Company currently expects production volumes to continue to increase in 2005, with overall capacity utilization expected to approximate 80% in 2005 (as compared to 75% in 2004). However, practical capacity utilization measures can vary significantly based on product mix.

     Selling, general, administrative and development expenses for 2005 should approximate $51 million, or 7.0% to 7.3% of net sales, which is a slight increase from previous guidance primarily related to increases in the Company's expected information technology costs.

     The Company currently anticipates that it will receive orders from Boeing for about 3.0 million pounds of product during 2005. At this projected order level, the Company expects to recognize about $17 million of income in 2005 under the Boeing LTA's take-or-pay provisions.

     The Company now expects operating income for 2005 to increase $20 million from previous guidance to between $70 million and $85 million, as a significant portion of the effect of increased average selling prices will be offset by higher raw material costs. Additionally, the Company's previous 2005 operating income guidance assumed an increase in our LIFO inventory reserve (and a corresponding charge to operating income) of $10 million, which the Company will no longer incur.

     Dividends on the Company's Series A Preferred Stock should approximate $13.2 million in 2005. The Company now expects full year 2005 net income attributable to common stockholders to range from $80 million to $95 million, an increase of $45 million from our previous guidance primarily due to (i) higher operating income as previously discussed and (ii) the $25.9 million income tax benefit the Company recognized during the first quarter related to the reversal of the Company's valuation allowance attributable to its deferred income tax assets in the U.S. and the U.K.

     Consistent with prior guidance, these net income estimates include a $12.6 million non-operating gain related to the sale of certain property adjacent to the Company's Henderson, Nevada plant site to BMI, a 32%-owned indirect subsidiary of Valhi. This gain is primarily comprised of (i) $12.0 million in cash received upon closing of the sale (in November 2004) and (ii) the anticipated reversal of a $0.6 million accrual currently recorded by the Company for potential environmental issues related to the property, which obligation will be assumed by BMI. This gain has been deferred and will be recognized when the Company completes its construction of a water conservation facility on its Henderson plant site and can cease use of certain settling ponds located on the property sold to BMI, currently expected to be in the second quarter of 2005.

     The Company currently expects to generate $5 million to $15 million in cash flow from operations during 2005, which is a $45 million decrease from previous guidance primarily due to a higher projected year end inventory balance as a result of increased raw material costs. Depreciation and amortization should approximate $32 million in 2005. In May 2005, the Company announced its plans to expand its existing titanium sponge facility in Henderson, Nevada. This expansion, which the Company currently expects to complete by the first quarter of 2007, will provide the capacity to produce an additional 4,000 metric tons of sponge annually, an increase of approximately 42% over current Henderson sponge production capacity levels. The Company currently estimates the capital cost for the project will approximate $38 million. Capital expenditures during 2005 are now expected to approximate $68 million, which includes $25 million related to the sponge facility expansion.

     The Company currently expects to make contributions of approximately $9 million to its defined benefit pension plans during 2005, and expects pension expense to approximate $8 million in 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash flows for the three months ended March 31, 2005 and 2004 are presented below. The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

                                                                               Three months ended March 31,
                                                                        --------------------------------------------
                                                                               2005                    2004
                                                                        --------------------    --------------------
                                                                                      (In thousands)
Cash (used) provided by:
   Operating activities                                                 $          24,164       $         14,177
   Investing activities                                                           (13,075)               (16,054)
   Financing activities                                                            (4,453)                  (403)
                                                                        --------------------    --------------------

   Net cash (used) provided by operating,
     investing and financing activities                                 $           6,636       $         (2,280)
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

     Net income attributable to common stockholders was $38.1 million for the three months ended March 31, 2005, compared to a net loss attributable to common stockholders of $1.2 million for the three months ended March 31, 2004.

     Accounts receivable increased during the first three months of 2005 and 2004 primarily as a result of increased sales. Inventories increased during the first three months of 2005 and 2004 as a result of increased run rates and related inventory build in order to meet expected customer demand, as well as the effects of increased raw material costs.

     Changes in accounts payable and accrued liabilities reflect, among other things, the timing of payments to suppliers of titanium sponge, titanium scrap and other raw material purchases. Additionally, accrued liabilities increased in part due to a $1.6 million increase in the Company's accrual for certain employee incentive compensation payments expected to be made for 2005. Accrued liabilities decreased during the first three months of 2004 primarily due to (i) payment of the $2.8 million final installment related to termination of the
Company's prior agreement with Wyman-Gordon Company, (ii) a $1.6 million reduction in the Company's accrued vacation related to the Company's modification of its vacation policy for its U.S. salaried employees and (iii) a $2.1 million reclassification of the Company's defined benefit pension liability from current to noncurrent, as the current cash contribution requirements were reduced significantly based on the Pension Funding Equity Act of 2004.

     In April 2005, the Company made approximately $8 million of previously accrued incentive compensation payments to its employees related to services performed during 2004.

     The increase in customer advances during the first three months of 2005 and 2004 primarily reflects the Company's receipt of a $27.9 million advance from Boeing in each of January 2005 and 2004, partially offset by the application of customer purchases. Under the terms of the Boeing LTA, in years 2002 through 2007, Boeing advances TIMET $28.5 million annually, less $3.80 per pound of titanium product purchased from TIMET by Boeing subcontractors during the preceding year.

     Investing activities. The Company's capital expenditures were $13.7 million for the three months ended March 31, 2005, compared to $3.3 million for the comparable period in 2004, principally for replacement of machinery and equipment and for capacity maintenance. The 2005 amount also includes $6.6 million related to construction in progress on the water conservation facility. During the first quarter of 2004, the Company purchased 1,277,710 shares of CompX Class A common stock for $12.8 million. See Note 3 to the Consolidated Financial Statements.

     Financing activities. Cash used during the three months ended March 31, 2005 related primarily to the Company's net debt repayments of $2.2 million and the payment of $3.3 million of dividends on the Company's Series A Preferred Stock. Additionally, the Company received $1.0 million of cash from the issuance of common stock related to the exercise of certain employee stock options during the 2005 period. The Company had zero net borrowings during the three months ended March 31, 2004.

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

     The U.S. credit agreement prohibits the payment of distributions in respect of the Capital Trust's BUCS and dividends on the Company's Series A Preferred Stock if "excess availability" (defined as borrowing availability less outstanding borrowings and certain contractual commitments such as letters of credit) is less than $25 million. Further, the credit agreement limits additional indebtedness and prohibits the payment of dividends on the Company's common stock if excess availability is less than $40 million, requires compliance with certain financial covenants, including a minimum net worth covenant and a fixed charge ratio covenant, and contains other covenants customary in lending arrangements of this type. The Company was in compliance with all covenants for all periods during the three months ended March 31, 2005 and 2004. As of March 31, 2005, the Company had outstanding borrowings under the U.S. credit agreement of $41.0 million, and excess availability was approximately $51 million. Under this agreement, the Company is required to maintain a lock box arrangement whereby daily net cash receipts are used to reduce outstanding borrowings. Accordingly, any outstanding balances under the U.S. credit agreement are classified as a current liability, regardless of the maturity date of the agreement.

     The Company's subsidiary, TIMET UK, has a credit agreement that provides for borrowings limited to the lesser of (pound)22.5 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and property, plant and equipment ("borrowing availability"). The credit agreement includes revolving and term loan facilities and an overdraft facility (the "U.K. Facilities") and matures in May 2006. Borrowings under the U.K. Facilities can be in various currencies including U.S. dollars, British pounds sterling and euros and are collateralized by substantially all of TIMET UK's assets. Interest generally accrues at LIBOR plus 1.25% for U.S. dollar borrowings and the bank's Base Rate plus 1.25% for British pound sterling borrowings. The U.K. Facilities require the maintenance of certain financial ratios and covenants, including a consolidated net worth covenant. TIMET UK was in compliance with all covenants for all periods during the three months ended March 31, 2005 and 2004. As of March 31, 2005, the Company had no borrowings under the U.K. Facilities, and unused borrowing availability was approximately $43 million.

     TIMET UK is currently finalizing a new three-year working capital facility that will provide for borrowings of up to (pound)22.5 million and is expected to require the maintenance of certain financial ratios and covenants, including a consolidated net worth covenant. This agreement will replace the current U.K. credit agreement.

     The Company also has overdraft and other credit facilities at certain of its other European subsidiaries. These facilities accrue interest at various rates and are payable on demand. As of March 31, 2005, there were no outstanding borrowings under these facilities, and unused borrowing availability was approximately $16 million.

     No dividends were paid by TIMET on its common stock during the three months ended March 31, 2005 or 2004. During the quarter ended March 31, 2005, the TIMET paid $3.3 million in dividends on its Series A Preferred Stock.

     Legal and environmental matters. See Note 12 to the Consolidated Financial Statements for discussion of legal and environmental matters, commitments and contingencies.

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

Item 4. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of J. Landis Martin, the Company's Chairman of the Board, President and Chief Executive Officer, and Bruce P. Inglis, the Company's Vice President - Finance, Corporate Controller and Treasurer, have evaluated the Company's disclosure controls and procedures as of March 31, 2005. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

     Changes in internal control over financial reporting. There has been no change to the Company's internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     Reference is made to Note 12 of the Consolidated Financial Statements, which information is incorporated herein by reference, and to the Company's 2004 Annual Report for descriptions of certain previously reported legal proceedings.

Item 6. EXHIBITS

     10.1 Letter dated March 2, 2005 to amend Loan and Overdraft Facilities between Lloyds TSB Bank plc and TIMET UK Limited dated December 20, 2002

     18.1 Letter from PricewaterhouseCoopers LLP regarding the preferable change in the Company's accounting for inventory effective January 1, 2005

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


                                               TITANIUM METALS CORPORATION
                                         ---------------------------------------



Date: May 10, 2005                   By  /s/ J. Landis Martin
                                         ---------------------------------------
                                         J. Landis Martin
                                         Chairman of the Board, President and
                                           Chief Executive Officer


Date: May 10, 2005                   By  /s/ Bruce P. Inglis
                                         ---------------------------------------
                                         Bruce P. Inglis
                                         Vice President - Finance, Corporate
                                           Controller and Treasurer