Form 10-Q
period 2005-06-30
TITANIUM METALS CORP
filed 2005-08-02
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934


                  For the quarterly period ended June 30, 2005
                                                 -------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                         Commission file number 0-28538
                                                -------


                           Titanium Metals Corporation
            --------------------------------------------------------
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


Number of shares of common stock outstanding on July 29, 2005: 16,096,224

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

                           TITANIUM METALS CORPORATION

                                      INDEX


                                                                           Page
                                                                          Number

PART I. FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheets - June 30, 2005 (unaudited)
               and December 31, 2004                                          2

             Consolidated Statements of Operations - Three and six months
               ended June 30, 2005 and 2004 (unaudited)                       4

             Consolidated Statements of Comprehensive Income (Loss) -
               Three and six months ended June 30, 2005 and 2004 (unaudited)  5

             Consolidated Statements of Cash Flows - Six months ended
               June 30, 2005 and 2004 (unaudited)                             6

             Consolidated Statement of Changes in Stockholders' Equity -
               Six months ended June 30, 2005 (unaudited)                     8

             Notes to Consolidated Financial Statements (unaudited)           9

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           22

     Item 3. Quantitative and Qualitative Disclosures About Market Risk      33

     Item 4. Controls and Procedures                                         33

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                               35

     Item 4. Submission of Matters to a Vote of Security Holders             35

     Item 6. Exhibits                                                        36

                           TITANIUM METALS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                                 June 30,               December 31,
ASSETS                                                                             2005                    2004
                                                                            --------------------    --------------------
                                                                                (unaudited)             (as restated,
                                                                                                         see Note 1)
Current assets:
   Cash and cash equivalents                                                $           4,938       $           7,194
   Restricted cash and cash equivalents                                                   146                     721
   Accounts and other receivables, less
     allowance of $1,479 and $1,683, respectively                                     130,023                  96,756
   Inventories                                                                        305,261                 258,324
   Prepaid expenses and other                                                           3,163                   2,400
   Deferred income taxes                                                                2,138                   4,974
                                                                            --------------------    --------------------

       Total current assets                                                           445,669                 370,369

Marketable securities                                                                  49,328                  47,214
Investment in joint ventures                                                           24,119                  22,591
Investment in common securities of TIMET Capital Trust I                                6,259                   6,259
Property and equipment, net                                                           242,048                 228,173
Intangible assets, net                                                                  4,529                   5,057
Deferred income taxes                                                                  22,375                   1,053
Other                                                                                  10,967                  11,577
                                                                            --------------------    --------------------

       Total assets                                                         $         805,294       $         692,293
                                                                            ====================    ====================

           See accompanying Notes to Consolidated Financial Statements
                                      - 2 -

                           TITANIUM METALS CORPORATION

                      (In thousands, except per share data)

                                                                                  June 30,             December 31,
LIABILITIES, MINORITY INTEREST AND                                                  2005                   2004
STOCKHOLDERS' EQUITY                                                         -------------------    --------------------
                                                                                (unaudited)            (as restated,
                                                                                                        see Note 1)

Current liabilities:
   Notes payable                                                             $          66,672      $          43,176
   Accounts payable                                                                     60,878                 44,164
   Accrued liabilities                                                                  50,136                 53,130
   Deferred gain on sale of property                                                         -                 12,016
   Customer advances                                                                    29,971                  6,913
   Income taxes payable                                                                  7,272                  2,516
   Other                                                                                   462                    257
                                                                             -------------------    --------------------

       Total current liabilities                                                       215,391                162,172

Accrued OPEB cost                                                                       14,704                 14,470
Accrued pension cost                                                                    73,387                 77,515
Accrued environmental cost                                                               1,948                  1,985
Deferred income taxes                                                                       57                     60
Debt payable to TIMET Capital Trust I                                                   12,010                 12,010
Other                                                                                    4,901                  5,114
                                                                             -------------------    --------------------

       Total liabilities                                                               322,398                273,326
                                                                             -------------------    --------------------

Minority interest                                                                       11,019                 12,539
                                                                             -------------------    --------------------

Stockholders' equity:

   Series A Preferred Stock, $.01 par value; $195,455
     liquidation preference; 4,025 shares authorized,
     3,909 shares issued                                                               173,650                173,650
   Common stock, $.01 par value; 90,000 shares authorized,
     16,042 and 15,963 shares issued, respectively                                         160                    160
   Additional paid-in capital                                                          352,762                350,866
   Accumulated deficit                                                                  (5,337)               (77,044)
   Accumulated other comprehensive loss                                                (48,150)               (39,989)
   Treasury stock, at cost  (45 shares)                                                 (1,208)                (1,208)
   Deferred compensation                                                                     -                     (7)
                                                                             -------------------    --------------------

       Total stockholders' equity                                                      471,877                406,428
                                                                             -------------------    --------------------

       Total liabilities, minority interest and
        stockholders' equity                                                 $         805,294      $         692,293
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

Commitments and contingencies (Note 12)


           See accompanying Notes to Consolidated Financial Statements
                                      - 3 -

                           TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                      (In thousands, except per share data)


                                                                 Three months ended                     Six months ended
                                                                      June 30,                              June 30,
                                                          ----------------------------------    ----------------------------------
                                                               2005               2004               2005               2004
                                                          ---------------    ---------------    ---------------    ---------------
                                                                              (as restated,                         (as restated,
                                                                               see Note 1)                           see Note 1)

Net sales                                                 $      183,746     $     124,125      $      338,981     $      244,613
Cost of sales                                                    135,866           107,119             262,146            214,822
                                                          ---------------    ---------------    ---------------    ---------------

   Gross margin                                                   47,880            17,006              76,835             29,791

Selling, general, administrative and
   development expense                                            12,978            11,151              25,339             20,668
Equity in earnings (losses) of joint ventures                      1,344              (149)              2,145               (232)
Other income (expense), net                                          690             2,778               2,676              2,853
                                                          ---------------    ---------------    ---------------    ---------------

   Operating income                                               36,936             8,484              56,317             11,744

Interest expense                                                     943             4,088               1,617              8,398
Other non-operating income (expense), net                         15,426               159              16,169                897
                                                          ---------------    ---------------    ---------------    ---------------

Income before income taxes and
   minority interest                                              51,419             4,555              70,869              4,243

Income tax expense (benefit)                                      13,339               799              (9,540)             1,321
Minority interest, net of tax                                      1,181               371               2,105                761
                                                          ---------------    ---------------    ---------------    ---------------

   Net income                                                     36,899             3,385              78,304              2,161

Dividends on Series A Preferred Stock                              3,298                 -               6,597                  -
                                                          ---------------    ---------------    ---------------    ---------------

   Net income attributable to
     common stockholders                                  $       33,601     $       3,385      $       71,707     $        2,161
                                                          ===============    ===============    ===============    ===============

Earnings (loss) per share attributable to
   common stockholders:
     Basic                                                $         2.10     $        0.21      $         4.49     $         0.14
     Diluted                                              $         1.63     $        0.21      $         3.47     $         0.14

Weighted average shares outstanding:
     Basic                                                        15,993            15,879              15,961             15,871
     Diluted                                                      22,659            15,935              22,629             15,915


           See accompanying Notes to Consolidated Financial Statements
                                      - 4 -

                           TITANIUM METALS CORPORATION

       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                 (In thousands)


                                                                 Three months ended                     Six months ended
                                                                      June 30,                              June 30,
                                                          ----------------------------------    ----------------------------------
                                                               2005               2004               2005               2004
                                                          ---------------    ---------------    ---------------    ---------------
                                                                              (as restated,                         (as restated,
                                                                               see Note 1)                           see Note 1)

Net income                                                $       36,899     $       3,385      $       78,304     $        2,161
                                                          ---------------    ---------------    ---------------    ---------------

Other comprehensive income (loss):

   Currency translation adjustment                                (6,814)           (1,634)             (8,110)               (18)

   Unrealized gains (losses) on marketable
     securities, net of taxes                                         10             2,135                (167)             6,585

   TIMET's share of VALTIMET SAS's
     unrealized net (losses) gains on
     derivative financial instruments
     qualifying as cash flow hedges                                 (636)             (304)                116                (54)
                                                          ---------------    ---------------    ---------------    ---------------

     Total other comprehensive (loss) income                      (7,440)              197              (8,161)             6,513
                                                          ---------------    ---------------    ---------------    ---------------

   Comprehensive income                                   $       29,459     $       3,582      $       70,143     $        8,674
                                                          ===============    ===============    ===============    ===============



           See accompanying Notes to Consolidated Financial Statements
                                      - 5 -

                           TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (In thousands)

                                                                                     Six months ended June 30,
                                                                              ----------------------------------------
                                                                                     2005                 2004
                                                                              -------------------   ------------------
                                                                                                       (as restated,
                                                                                                        see Note 1)
Cash flows from operating activities:
   Net income                                                                 $        78,304       $         2,161
   Depreciation and amortization                                                       15,767                16,385
   (Gain) loss on disposal of fixed assets                                            (13,655)                   28
   Noncash impairment of equipment                                                      1,251                     -
   Equity in (earnings) losses of joint ventures, net
     of distributions                                                                  (2,145)                  232
   Equity in earnings of common securities of TIMET
     Capital Trust I, net of distributions                                                  -                   536
   Deferred income taxes                                                              (18,473)                  (96)
   Minority interest, net of tax                                                        2,105                   761
   Other, net                                                                             (50)                  (30)
   Change in assets and liabilities:
     Receivables                                                                      (37,660)              (16,860)
     Inventories                                                                      (53,789)              (23,528)
     Prepaid expenses and other                                                        (1,006)                  884
     Accounts payable and accrued liabilities                                          17,385                 7,543
     Customer advances                                                                 23,425                23,957
     Income taxes                                                                       5,190                 2,814
     Accrued OPEB and pension costs                                                       408                 2,260
     Accrued interest on debt payable to TIMET Capital Trust I                              -               (17,857)
     Other, net                                                                           843                (1,328)
                                                                              -------------------   ------------------
       Net cash provided (used) by operating activities                                17,900                (2,138)
                                                                              -------------------   ------------------

Cash flows from investing activities:
   Capital expenditures                                                               (34,888)               (6,714)
   Purchase of marketable securities                                                   (2,223)              (16,533)
   Change in restricted cash, net                                                         576                     -
   Proceeds from the sale of property                                                   1,289                     -
                                                                              -------------------   ------------------
       Net cash used by investing activities                                          (35,246)              (23,247)
                                                                              -------------------   ------------------

Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                                       155,161                21,070
     Repayments                                                                      (131,666)              (20,070)
   Dividends paid on Series A Preferred Stock                                          (6,597)                    -
   Dividend paid to minority shareholder                                               (2,216)                 (691)
   Other, net                                                                           1,096                  (446)
                                                                              -------------------   ------------------
       Net cash provided (used) by financing activities                                15,778                  (137)
                                                                              -------------------   ------------------

       Net cash used by operating, investing and
         financing activities                                                 $        (1,568)      $       (25,522)
                                                                              ===================   ==================


           See accompanying Notes to Consolidated Financial Statements

                           TITANIUM METALS CORPORATION

                                 (In thousands)

                                                                                     Six months ended June 30,
                                                                              ----------------------------------------
                                                                                    2005                  2004
                                                                              ------------------    ------------------
                                                                                                       (as restated,
                                                                                                        see Note 1)
Cash and cash equivalents:
   Net decrease from:
     Operating, investing and financing activities                            $        (1,568)      $      (25,522)
     Effect of exchange rate changes on cash                                             (688)                (302)
                                                                              ------------------    ------------------
                                                                                       (2,256)             (25,824)
   Cash and cash equivalents at beginning of period                                     7,194               35,040
                                                                              ------------------    ------------------

   Cash and cash equivalents at end of period                                 $         4,938       $        9,216
                                                                              ==================    ==================

Supplemental disclosures:
   Cash paid for:
     Interest                                                                 $         1,228       $       25,860
     Income taxes, net                                                        $         3,737       $            -



           See accompanying Notes to Consolidated Financial Statements

                           TITANIUM METALS CORPORATION

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                         Six months ended June 30, 2005
                                 (In thousands)

                                                                                         Accumulated
                                                       Series A   Additional                Other
                                    Common   Common    Preferred   Paid-in   Accumulated Comprehensive Treasury Deferred
                                    Shares    Stock      Stock     apital      Deficit      Loss       Stock  Compensation  Total
                                   --------  -------  ----------  ----------  ----------  ----------  --------  --------  ----------

Balance at December 31, 2004  (as
   restated, see Note 1)            15,918   $  160   $ 173,650   $ 350,866   $ (77,044)  $ (39,989)  $(1,208)  $    (7)  $ 406,428
   Comprehensive income                  -        -           -           -      78,304      (8,161)                  -      70,143
   Issuance of common stock             79        -           -       1,250           -           -         -         -       1,250
   Tax benefit of stock options
     exercised and restricted
     stock vested                        -        -           -         646           -           -         -         -         646
   Dividends declared on Series A
     Preferred Stock                     -        -           -           -      (6,597)          -         -         -      (6,597)
   Amortization of deferred
     compensation                        -        -           -           -           -           -         -         7           7
                                   --------  -------  ----------  ----------  ----------  ----------  --------  --------  ----------

Balance at June 30, 2005            15,997   $  160   $ 173,650   $ 352,762   $  (5,337)  $ (48,150)  $(1,208)  $     -   $ 471,877
                                   ========  =======  ==========  ==========  ==========  ==========  ========  ========  ==========


        See accompanying Notes to Consolidated Financial Statements
                                   - 8 -

                           TITANIUM METALS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Organization and basis of presentation

     Titanium Metals Corporation ("TIMET") is a vertically integrated producer of titanium sponge, melted products and a variety of mill products for aerospace, industrial and other applications. The accompanying Consolidated Financial Statements include the accounts of TIMET and its majority owned subsidiaries (collectively, the "Company"), except the TIMET Capital Trust I (the "Capital Trust"). All material intercompany transactions and balances with consolidated subsidiaries have been eliminated, and certain prior year amounts have been reclassified to conform to the current year presentation. The Consolidated Balance Sheet at June 30, 2005 and the Consolidated Statements of Operations, Comprehensive Income (Loss), Changes in Stockholders' Equity and Cash Flows for the interim periods ended June 30, 2005 and 2004, as applicable, have been prepared by the Company without audit in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company's first three fiscal quarters reported are the approximate 13-week periods ending on the Saturday generally nearest to March 31, June 30 and September 30. The Company's fourth fiscal quarter and fiscal year always end on December 31. For presentation purposes, the Company's Consolidated Financial Statements and notes thereto have been presented as ending on March 31, June 30, September 30 and December 31, as applicable. The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated
Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Annual Report").

     At June 30, 2005, Valhi, Inc. and subsidiaries ("Valhi") held 43.8% of TIMET's outstanding common stock and 0.4% of the Company's 6.75% Series A Convertible Preferred Stock (the "Series A Preferred Stock"). At June 30, 2005, the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Valhi and certain related companies, held 12.0% of the Company's common stock. TIMET's U.S. pension plans invest in a portion of the CMRT that does not hold TIMET common stock. At June 30, 2005, Contran Corporation ("Contran") held, directly or through subsidiaries, approximately 91% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT. At June 30, 2005, Mr. Simmons directly owned 0.8% of TIMET's outstanding common stock and Mr. Simmons' spouse owned 40.9% of the Company's outstanding Series A Preferred Stock. Consequently, Mr. Simmons may be deemed to control each of Contran, Valhi and TIMET.

     Effective January 1, 2005, the Company changed its method for inventory costing from the last-in, first-out ("LIFO") cost method to the specific identification cost method for the approximate 40% of the Company's consolidated inventories previously accounted for under the LIFO cost method. With the significant volatility seen recently in raw material prices, the Company believes this change in accounting method provides a better matching of revenues and expenses. As required by GAAP, the Company has restated its financial statements for prior periods. As a result, the Company's net inventory balance as of December 31, 2004 increased by $26.7 million from the previously reported amount, with a corresponding decrease to the Company's accumulated deficit. There was no impact on the Company's cash flow from operations for the three or six months ended June 30, 2004 related to this accounting change. The effect of the accounting change on income for the three and six months ended June 30, 2004 was to (i) increase net income by $1.5 million and $1.9 million, respectively and (ii) increase earnings per basic and diluted share by $0.09 and $0.13, respectively. See Note 2.

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

     The Company currently follows the disclosure alternative prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and has chosen to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its various interpretations. See Note 15. Under APB Opinion No. 25, compensation cost is generally recognized for fixed stock options for which the exercise price is less than the market price of the underlying stock on the grant date. All of the Company's stock options have been granted with exercise prices equal to or in excess of the market price on the date of grant, and the Company recognized no compensation expense for stock options during the three and six months ended June 30, 2005 and 2004. If the Company had applied the fair value recognition provisions of SFAS No. 123 to all options granted, basic and diluted earnings per share attributable to common stockholders would have been unchanged for the three and six months ended June 30, 2005, and the three months ended June 30, 2004. For the six months ended June 30, 2004, basic and diluted earnings per share would have decreased by $0.01.

     VALTIMET, the Company's 43.7% owned affiliate accounted for by the equity method, has entered into certain derivative financial instruments that qualify as cash flow hedges under GAAP. The Company's pro-rata share of VALTIMET's unrealized net gains (losses) on such derivative financial instruments is included as a component of other comprehensive income.

Note 2 - Inventories

                                                                                  June 30,             December 31,
                                                                                   2005                   2004
                                                                            -------------------    -------------------
                                                                                         (In thousands)

Raw materials                                                               $          89,141      $        71,067
Work-in-process                                                                       121,309               97,848
Finished products                                                                      82,261               77,012
Supplies                                                                               12,550               12,397
                                                                            -------------------    -------------------

                                                                            $         305,261      $       258,324
                                                                            ===================    ===================

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

Note 3 - Marketable securities

     The following table summarizes the Company's marketable securities as of June 30, 2005 and December 31, 2004:

                                                             June 30, 2005                    December 31, 2004
                                                      -----------------------------    --------------------------------
                                                                         Market                              Market
              Marketable security                        Shares          value             Shares            value
------------------------------------------------      ------------    -------------    --------------    --------------
                                                                              ($ in thousands)

    CompX International, Inc. ("CompX")                 2,696,420     $     45,785       2,549,520       $    42,144
    NL Industries, Inc. ("NL")                            222,100            3,387         222,100             4,908
    Kronos Worldwide, Inc. ("Kronos")                       5,203              156           3,985               162
                                                                      -------------                      --------------

                                                                      $     49,328                       $    47,214
                                                                      =============                      ==============

     During the first nine months of 2004, the Company purchased 2,212,820 shares of CompX Class A common shares and, on October 1, 2004, contributed such shares to CompX Group, Inc. ("CGI") in return for a 17.6% ownership interest in CGI (the remaining 82.4% interest is held by NL). As of June 30, 2005 and December 31, 2004, the Company directly held 483,600 and 336,700 shares, respectively, of CompX, which were purchased subsequent to October 1, 2004. The Company has not contributed any of the 483,600 shares purchased subsequent to October 1, 2004, and currently does not expect to contribute those shares or any other shares of CompX Class A common stock that it may subsequently acquire, to CGI.

     During each of the first and second quarters of 2005, CompX and Kronos each paid cash dividends on their respective common stock. NL, which paid its first quarter 2005 dividend in the form of shares of Kronos common stock, paid its second quarter 2005 dividend in the form of cash. See Note 9.

Note 4 - Property and equipment

                                                                                  June 30,             December 31,
                                                                                    2005                   2004
                                                                             -------------------    ------------------
                                                                                          (In thousands)

Land and improvements                                                        $           6,309      $         8,703
Buildings and improvements                                                              31,799               31,780
Information technology systems                                                          61,257               63,609
Manufacturing equipment and other                                                      324,949              333,031
Construction in progress                                                                41,397               14,819
                                                                             -------------------    ------------------
                                                                                       465,711              451,942
Less accumulated depreciation                                                          223,663              223,769
                                                                             -------------------    ------------------

                                                                             $         242,048      $       228,173
                                                                             ===================    ==================

     During the first quarter of 2005, the Company determined that certain of its manufacturing equipment would no longer be utilized in its operations, and, accordingly, recognized a $1.2 million noncash abandonment charge to cost of sales during the period.

     In November 2004, pursuant to an agreement with Basic Management, Inc. and certain of its affiliates ("BMI"), the Company sold certain property located adjacent to its Henderson, Nevada plant site to BMI, a 32%-owned indirect subsidiary of Valhi and recorded a $12.0 million deferred gain related to the cash proceeds received in November 2004. During the second quarter of 2005, the Company ceased using the property and, accordingly, recognized a $13.9 million gain related to the sale of such property, which is comprised of (i) the previously reported $12.0 million cash proceeds received in November 2004, (ii) the reversal of $0.6 million previously accrued by the Company for potential environmental issues related to the property and (iii) an additional $1.2 million cash payment received from BMI in June 2005. See Note 9.

Note 5 - Other noncurrent assets

                                                                                  June 30,             December 31,
                                                                                    2005                  2004
                                                                             -------------------    ------------------
                                                                                          (In thousands)

Prepaid pension cost                                                         $          10,564      $        10,531
Deferred financing costs                                                                   181                  786
Notes receivable from officers                                                              39                   49
Other                                                                                      183                  211
                                                                             -------------------    ------------------

                                                                             $          10,967      $        11,577
                                                                             ===================    ==================

Note 6 - Accrued liabilities

                                                                                  June 30,             December 31,
                                                                                    2005                  2004
                                                                             -------------------    ------------------
                                                                                          (In thousands)

OPEB cost                                                                    $           2,716      $         2,777
Pension cost                                                                             4,942                5,285
Payroll and vacation                                                                     6,973                5,810
Performance-based employee incentive compensation                                       10,218               12,570
Other employee benefits                                                                  9,123                9,721
Deferred income                                                                          2,275                1,736
Environmental costs                                                                      1,586                2,530
Taxes, other than income                                                                 5,035                4,166
Other                                                                                    7,268                8,535
                                                                             -------------------    ------------------

                                                                             $          50,136      $        53,130
                                                                             ===================    ==================




Note 7 - Customer advances

     Under the terms of the Company's long-term agreement ("LTA") with The Boeing Company ("Boeing"), in 2002 through 2007, Boeing is required to advance TIMET $28.5 million annually less $3.80 per pound of titanium product purchased by Boeing subcontractors from TIMET during the preceding year. The advance relates to Boeing's take-or-pay obligations under the LTA. Effectively, the Company collects $3.80 less from Boeing than the LTA selling price for each pound of titanium product sold directly to Boeing and reduces the related customer advance recorded by the Company. For titanium products sold to Boeing subcontractors, the Company collects the full LTA selling price, but gives Boeing credit by reducing the next year's annual advance by $3.80 per pound of titanium product sold to Boeing subcontractors. The Boeing customer advance is also reduced as take-or-pay benefits are earned. As of June 30, 2005, approximately $22.8 million of customer advances related to the Company's LTA with Boeing.

Note 8 - Bank debt

     During the second quarter of 2005, the Company amended its U.S. credit facility to increase its maximum authorized borrowings from $105 million to $125 million. In addition, the amended credit facility reduced the excess availability requirement related to the payment of dividends on the Company's Series A Preferred Stock and distributions on the Capital Trust's 6.625% mandatorily redeemable convertible preferred securities, beneficial unsecured convertible securities ("BUCS") from $25 million to $10 million.

     During the second quarter of 2005, the Company's subsidiary, TIMET UK, terminated its previous credit agreement and entered into a new working capital credit facility that expires on April 30, 2008. Under the new U.K. credit facility, TIMET UK may borrow up to (pound)22.5 million, subject to a formula-determined borrowing base derived from the value of accounts receivable, inventory and property, plant and equipment. Borrowings under the U.K. facility can be in various currencies, including U.S. dollars, British pounds sterling and euros and are collateralized by substantially all of TIMET UK's assets. Interest on outstanding borrowings generally accrues at rates that vary from 1.125% to 1.375% above the lender's published base rate. The U.K. facility agreement also contains financial ratios and covenants customary in lending transactions of this type, including a minimum net worth covenant.

     As of June 30, 2005, the Company had outstanding borrowings of $66.1 million under its U.S. credit agreement and $0.6 million under its European credit facilities. Aggregate unused borrowing availability under the Company's U.S. and European credit facilities was approximately $110 million as of June 30, 2005.

Note 9 - Other income (expense)

                                                          Three months ended                  Six months ended
                                                               June 30,                           June 30,
                                                    -------------------------------    -------------------------------
                                                         2005             2004              2005             2004
                                                    --------------    -------------    --------------    -------------
                                                                             (In thousands)

Other operating income (expense):
   Settlement of customer claim                     $          -      $          -     $      1,800      $          -
   Boeing take-or-pay                                        444             2,507              444             2,507
   Other, net                                                246               271              432               346
                                                    --------------    -------------    --------------    -------------

                                                    $        690      $      2,778     $      2,676      $      2,853
                                                    ==============    =============    ==============    =============

Other non-operating income (expense):
   Dividends and interest                           $        462      $         35     $        949      $        187
   Equity in earnings of common
     securities of the Capital Trust                         103               103              206               217
   Gain on sale of property (Note 4)                      13,881                 -           13,881                 -
   Foreign exchange gain, net                              1,272                99            1,532               571
   Other, net                                               (292)              (78)            (399)              (78)
                                                    --------------    -------------    --------------    -------------

                                                    $     15,426      $        159     $     16,169      $        897
                                                    ==============    =============    ==============    =============

     During the first quarter of 2005, the Company received $1.8 million related to its settlement of a customer claim regarding prior order cancellations from such customer. Additionally, the Company received dividends from its investments in marketable securities, as discussed in Note 3.

Note 10 - Income taxes

                                                                                    Six months ended June 30,
                                                                             -----------------------------------------
                                                                                   2005                   2004
                                                                             ------------------    -------------------
                                                                                          (In thousands)

Expected income tax expense, at 35%                                          $        24,804       $           1,485
Non-U.S. tax rates                                                                      (811)                   (166)
U.S. state income taxes, net                                                             472                    (208)
Dividends received deduction                                                            (110)                    (13)
Change in state income tax law                                                           550                       -
Tax on repatriation of foreign earnings                                                  998                       -
Adjustment of deferred income tax asset
   valuation allowance                                                               (35,592)                     44
Other, net                                                                               149                     179
                                                                             ------------------    -------------------

                                                                             $        (9,540)      $           1,321
                                                                             ==================    ===================

     The Company periodically reviews its deferred income tax assets to determine if future realization is more likely than not. During the first quarter of 2005, based on the Company's recent history of U.S. income, its near term outlook and the effect of its change in method of inventory costing from the LIFO cost method to the specific identification cost method for U.S. federal income tax purposes (see Note 1), the Company changed its estimate of its ability to utilize the tax benefits of its U.S. net operating loss ("NOL") carryforwards, alternative minimum tax ("AMT") credit carryforwards and other net deductible temporary differences (other than the majority of the Company's capital loss carryforwards). Consequently, the Company determined that its net deferred income tax asset related to such U.S. tax attributes and other net deductible temporary differences now meets the "more-likely-than-not" recognition criteria. Accordingly, the Company reversed $22.6 million of the valuation allowance attributable to such U.S. deferred income tax asset in the first half of 2005 ($5.3 million in the second quarter) and the Company will reverse the remaining valuation allowance attributable to such U.S. deferred income tax asset of $14.2 million during the final two quarters of 2005 in accordance with the GAAP requirements of accounting for income taxes at interim dates.

     During the first quarter of 2005, based on the Company's recent history of U.K. income, its near term outlook and its historic U.K. profitability, the Company also changed its estimate of its ability to utilize its net deductible temporary differences and other tax attributes related to the U.K., primarily comprised of (i) the future benefits associated with the reversal of its U.K. minimum pension liability deferred income tax asset and (ii) the benefits of its U.K. NOL carryforward. Consequently, the Company determined that its net deferred income tax asset in the U.K. now meets the "more-likely-than-not" recognition criteria. Accordingly, the Company reversed $13.0 million of the valuation allowance attributable to such deferred income tax asset in the first half of 2005 ($0.4 million in the second quarter) and the Company will reverse the remaining U.K. valuation allowance of $0.4 million during the final two quarters of 2005 in accordance with the GAAP requirements of accounting for income taxes at interim dates.

     At June 30, 2005,  the Company had, for U.S.  federal  income tax purposes,
(i) NOL carryforwards of $72 million that expire in 2020 through 2023, (ii) a capital loss carryforward of $73 million that expires in 2008 and (iii) AMT credit carryforwards of $4 million, which can be utilized to offset regular income taxes payable in future years, with an indefinite carryforward period. In addition, at June 30, 2005, the Company had the equivalent of a $1 million NOL carryforward in Germany, which has an indefinite carryforward period.

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law provides for a special 85% deduction for certain dividends received from controlled foreign corporations in 2005. In the second quarter of 2005, the Company completed its evaluation of this new provision and determined that it would benefit from the special dividend received deduction. As a consequence, the Company plans to repatriate approximately $19 million of earnings from its European subsidiaries in the third quarter of 2005. The $1.0 million related tax impact of this repatriation has been recorded as tax expense in the second quarter in accordance with the requirements of FASB Staff Position No. 109-2. However, the Company has not provided for U.S. deferred income taxes or foreign withholding taxes on basis differences in its non-U.S. subsidiaries that result primarily from undistributed earnings the Company intends to reinvest indefinitely. Determination of the deferred income tax liability on these basis differences is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

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

     In June 2005, the State of Ohio enacted a new tax law, which phases out Ohio's existing income tax system over the next five years and replaces it with a tax based on gross receipts. In the second quarter of 2005, as a result of this phase out, the Company reduced its deferred income tax asset related to its Ohio NOL carryforwards by $0.6 million.

Note 11 - Employee benefits

     Defined benefit pension plans. The components of the net periodic pension expense are set forth below:

                                                          Three months ended                  Six months ended
                                                               June 30,                           June 30,
                                                    -------------------------------    -------------------------------
                                                         2005              2004             2005              2004
                                                    --------------    -------------    --------------    -------------
                                                                             (In thousands)

Service cost                                        $        940      $        792     $      1,897      $      1,677
Interest cost                                              3,462             3,143            6,952             6,294
Expected return on plan assets                            (3,756)           (3,265)          (7,547)           (6,534)
Amortization of net losses                                 1,229             1,091            2,454             2,184
Amortization of unrecognized prior                                                                                244
   service cost                                              139               122              278
                                                    --------------    -------------    --------------    -------------

   Net periodic pension expense                     $      2,014      $      1,883     $      4,034      $      3,865
                                                    ==============    =============    ==============    =============

     Through June 30, 2005, the Company has made $4.6 million of cash contributions to its defined benefit pension plans in 2005, and the Company currently expects to make additional cash contributions of approximately $4.3 million to its defined benefit pension plans during the remainder of 2005. All of the contributions relate to the Company's U.K. plan.

     Postretirement benefits other than pensions. The components of net periodic OPEB expense are set forth below:

                                                          Three months ended                  Six months ended
                                                               June 30,                           June 30,
                                                    -------------------------------    -------------------------------
                                                         2005             2004              2005             2004
                                                    --------------    -------------    --------------    -------------
                                                                             (In thousands)

Service cost                                        $        160      $        126     $        331      $       253
Interest cost                                                359               403              826              806
Amortization of unrecognized prior
   service cost                                             (116)             (116)            (232)            (232)
Amortization of net losses                                   166               227              490              454
                                                    --------------    -------------    --------------    -------------

   Net periodic OPEB expense                        $        569      $        640     $      1,415      $     1,281
                                                    ==============    =============    ==============    =============

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act of 2003") introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board ("FASB") issued FSP No. 106-2 which provides guidance on (i) accounting for the effects of the Medicare Act of 2003 once the Company is able to determine actuarial equivalency and (ii) various required disclosures.

     During 2005, the Company determined that the benefits provided by its U.S. health and welfare plan are actuarially equivalent to the Medicare Part D benefit and therefore the Company is eligible for the federal subsidy provided for by the Medicare 2003 Act. The effect of such subsidy, which was accounted for prospectively from the date actuarial equivalence was determined as permitted and in accordance with FASB Staff Position No. 106-2, resulted in a reduction in the Company's accumulated OPEB obligation of approximately $5 million and a reduction in net periodic OPEB cost of approximately $0.6 million in 2005.

Note 12 - Commitments and contingencies

     Environmental matters. In November 2004, the Company and BMI entered into several agreements pursuant to which the Company conveyed certain land owned by the Company adjacent to its Henderson, Nevada plant site on which the Company operated settling ponds (the "TIMET Pond Property") to BMI. See Note 4.
Subsequent to the conveyance, TIMET continued to use certain of the settling ponds located on the TIMET Pond Property (pursuant to a lease with BMI) until May 2005, at which time all such usage ceased. Based on the terms of the conveyance agreement, BMI assumed the Company's obligation for certain potential environmental issues related to the TIMET Pond Property.

     The Company is also continuing assessment work with respect to its own active plant site in Henderson, Nevada. The Company currently has $3.3 million accrued based on the undiscounted cost estimates of the probable costs for remediation of this site related to specific future remediation costs which the Company now considers probable. The Company expects these accrued expenses to be paid over a period of up to thirty years.

     At June 30, 2005, the Company had accrued an aggregate of approximately $3.5 million for environmental matters, including those discussed above. The upper end of the range of reasonably possible costs to remediate these matters is approximately $6 million. The Company records liabilities related to environmental remediation obligations when estimated future costs are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future costs are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in costs in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

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

     Other. The Company has entered into letters of credit to collateralize (i) potential workers' compensation claims in Ohio and Nevada and (ii) future usage of electricity in Nevada. As of June 30, 2005, the outstanding amounts for such letters of credit, which reduce the Company's excess availability under its U.S. credit agreement, were $2.3 million and $1.3 million, respectively.

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

Note 13 - Earnings per share

     Basic earnings per share is based on the weighted average number of unrestricted common shares outstanding during each period. Diluted earnings per share attributable to common stockholders reflects the dilutive effect of common stock options, restricted stock and the assumed conversion of the Company's BUCS and the Series A Preferred Stock, if applicable. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below:

                                                          Three months ended                  Six months ended
                                                               June 30,                           June 30,
                                                    -------------------------------    -------------------------------
                                                         2005             2004              2005             2004
                                                    --------------    -------------    --------------    -------------
                                                                             (In thousands)
Numerator:
  Net income attributable to common
     stockholders                                   $     33,601      $      3,385     $     71,707      $      2,161
  Interest on BUCS (1)                                        83                 -              174                 -
  Dividends on Series A                                                                       6,597
     Preferred Stock                                       3,298                 -                                  -
                                                    --------------    -------------    --------------    -------------

  Diluted net income attributable
     to common stockholders                         $     36,982      $      3,385     $     78,478      $      2,161
                                                    ==============    =============    ==============    =============

Denominator:
  Average common shares outstanding                       15,993            15,879           15,961            15,871
  Average dilutive stock options
     and restricted stock                                     74                56               76                44
  BUCS (1)                                                    77                 -               77                 -
  Series A Preferred Stock                                 6,515                 -            6,515                 -
                                                    --------------    -------------    --------------    -------------

Diluted shares                                            22,659            15,935           22,629            15,915
                                                    ==============    =============    ==============    =============
----------------------------------------------------------------------------------------------------------------------

(1) Antidilutive during 2004.




     Stock options to purchase 252,540 shares of common stock during the three and six months ended June 30, 2005 and 308,400 and 383,200 shares of common stock during the three and six months ended June 30, 2004, respectively, were excluded from the calculation of diluted earnings per share because the exercise price for such options was greater than the average market price of the common shares and such options were therefore antidilutive during the respective period. Net income attributable to common stockholders for the three and six months ended June 30, 2005 included $1.1 million ($0.28 per outstanding share) of undeclared dividends on its Series A Preferred Stock.

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


                                                          Three months ended                  Six months ended
                                                               June 30,                           June 30,
                                                    -------------------------------    -------------------------------
                                                         2005             2004              2005             2004
                                                    --------------    -------------    --------------    -------------
                                                             ($ in thousands, except product shipment data)
Titanium melted and mill products:
   Melted product net sales                         $     23,780      $     18,089     $     45,844      $     35,402
   Mill product net sales                                131,763            89,755          245,686           180,730
   Other product sales                                    28,203            16,281           47,451            28,481
                                                    --------------    -------------    --------------    -------------

                                                    $    183,746      $    124,125     $    338,981      $    244,613
                                                    ==============    =============    ==============    =============

Melted product shipments:
   Volume (metric tons)                                    1,355             1,335            2,770             2,755
   Average selling price ($ per kilogram)           $      17.55      $      13.55     $      16.55      $      12.85

Mill product shipments:
   Volume (metric tons)                                    3,340             2,900            6,440             5,830
   Average selling price ($ per kilogram)           $      39.45      $      30.95     $      38.15      $      31.00


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

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which replaces SFAS No. 123 and supersedes APB No.
25. SFAS No. 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS No. 123R, the pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. As permitted by SEC regulations, the Company will adopt SFAS No. 123R as of January 1, 2006 and does not believe the adoption of SFAS No. 123R will have any effect on the Company's financial position or results of operations, as all of TIMET's outstanding options are fully vested.

Note 16 - Subsequent events

     During July 2005, certain holders of the Series A Preferred Stock converted an aggregate of 55,221 shares of the Series A Preferred Stock into 92,034 shares of TIMET's common stock (at the conversion rate of one and two-third shares of common stock for each share of Series A Preferred Stock tendered).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Summarized financial information. The following table summarizes certain information regarding the Company's results of operations for the three and six months ended June 30, 2005 and 2004. Average selling prices, as reported by the Company, are a reflection of not just actual selling prices received by the Company, but also include other related factors such as currency exchange rates and customer and product mix during a given period. Consequently, changes in average selling prices from period to period will be impacted by changes occurring not just in actual prices, but by these other factors as well. The percentage change information presented below represents changes from the respective prior year. See "Results of Operations - Outlook" for further discussion of the Company's business expectations for the remainder of 2005.

                                                          Three months ended                  Six months ended
                                                               June 30,                           June 30,
                                                    -------------------------------    -------------------------------
                                                         2005             2004              2005             2004
                                                    --------------    -------------    --------------    -------------
                                                             ($ in thousands, except product shipment data)
Net sales:
   Melted products                                  $     23,780      $     18,089     $     45,844      $     35,402
   Mill products                                         131,763            89,755          245,686           180,730
   Other products                                         28,203            16,281           47,451            28,481
                                                    --------------    -------------    --------------    -------------

Net sales                                           $    183,746      $    124,125     $    338,981      $    244,613
                                                    ==============    =============    ==============    =============

Gross margin (1)                                          47,880            17,006           76,835            29,791
Gross margin percent of net sales (1)                         26%               14%              23%               12%

Melted product shipments:
   Volume (metric tons)                                    1,355             1,335            2,770             2,755
   Average selling price ($ per kilogram)           $      17.55      $      13.55     $      16.55      $      12.85

Mill product shipments:
   Volume (metric tons)                                    3,340             2,900            6,440             5,830
   Average selling price ($ per kilogram)           $      39.45      $      30.95     $      38.15      $      31.00

Percentage change in:
   Sales volume:
       Melted products                                        +1                +3               +1               +21
       Mill products                                         +15               +33              +10               +30

   Average selling prices:
       Melted products                                       +30                +8              +29                +1
       Mill products                                         +27                -3              +23                -3

   Selling prices - excludes changes in
     product mix:
       Melted products                                       +22                +6              +19                +2
       Mill products in U.S. dollars                         +21                +3              +19                +3
       Mill products in billing currencies (2)               +20                -2              +17                -2

----------------------------------------------------------------------------------------------------------------------

(1) The 2004 periods have been restated for the Company's change in method of inventory costing, effective on January 1, 2005. See Notes 1 and 2 to the Consolidated Financial Statements.

(2)  Excludes the effect of changes in foreign currencies.



     Second quarter of 2005 compared to second quarter of 2004. Melted product sales increased 31% and mill product sales increased 47% during the second quarter of 2005 compared to the year ago period, primarily due to significant increases in average selling prices for both melted and mill products. Other non-mill product sales increased 73% compared to the year ago period due principally to higher selling prices for titanium scrap and improved demand for the Company's fabrication products. Average selling prices use actual customer and product mix and foreign currency exchange rates prevailing during the respective periods. The Company's melted products are generally sold only in U.S. dollars. Average selling prices for both melted and mill products were positively affected by current market conditions and changes in customer and product mix. Mill product average selling prices during the second quarter of 2005 were also positively affected by the relative weakness of the U.S. dollar compared to both the British pound sterling and the euro.

     In addition to average selling price increases, the second quarter of 2005 was positively impacted by a 15% increase in mill product sales volume, primarily driven by increased demand from the commercial aerospace market.

     Effective January 1, 2005, the Company changed its method for inventory costing from the LIFO cost method to the specific identification cost method for the approximate 40% of the Company's consolidated inventories previously accounted for under the LIFO cost method. With the significant volatility seen recently in raw material prices, the Company believes this change in accounting method provides a better matching of revenues and expenses. As required by GAAP, the Company has restated its financial statements for prior periods. As a result of this change, the Company's cost of sales for the three months ended June 30, 2004 was restated to $107.2 million, a decrease of $1.5 million from the previously reported amount. See Notes 1 and 2 to the Consolidated Financial Statements.

     Gross margin (net sales less cost of sales) increased during the second quarter of 2005 compared to the year ago period primarily due to higher average selling prices and improved plant operating rates (from 72% in the second quarter of 2004 to 80% in the second quarter of 2005). In addition, the Company generated an additional $6.7 million of gross margin from the sale of titanium scrap and other non-mill products during the second quarter of 2005, as compared to the year ago period. These positive effects were partially offset by higher costs for raw materials and $2.5 million of additional costs during the 2005 period related to the accrual of certain performance-based employee incentive compensation payments, as compared to the year ago period.

     Selling, general, administrative and development expenses increased from $11.2 million during the second quarter of 2004 to $13.0 million during the second quarter of 2005, principally as a result of increased personnel costs, including $0.6 million of additional costs related to the accrual of certain performance-based employee incentive compensation payments, as compared to the year ago period.

     The Company recognized equity in earnings of joint ventures of $1.3 million during the second quarter of 2005, compared to equity in losses of $0.1 million during the year ago period. This change was principally due to improved operating results of VALTIMET, the Company's minority-owned welded tube joint venture.

     Net other income (expense) decreased during the second quarter of 2005 as compared to the year ago period primarily related to lower Boeing take-or-pay income during the 2005 period as compared to the 2004 period. Boeing purchased approximately 728,000 pounds of titanium from the Company during the 2005 period, as compared to approximately 477,000 pounds of titanium during the 2004 period.

     First six months of 2005 compared to first six months of 2004. Melted product sales increased 29% and mill product sales increased 36% during the first six months of 2005 compared to the first six months of 2004, primarily due to significant increases in average selling prices for both melted and mill products. Other non-mill product sales increased 67% compared to the year ago period due principally to higher selling prices for titanium scrap and improved demand for the Company's fabrication products. Average selling prices use actual customer and product mix and foreign currency exchange rates prevailing during the respective periods. Average selling prices for both melted and mill products were positively affected by current market conditions and changes in customer and product mix. Mill product average selling prices during the second quarter of 2005 were also positively affected by the relative weakness of the U.S. dollar compared to both the British pound sterling and the euro.

     In addition to average selling price increases, the first half of 2005 was positively impacted by a 10% increase in mill product sales volume, driven by increased demand across all market segments.

     As a result of the Company's change in inventory costing methods (as previously discussed), the Company's cost of sales for the six months ended June 30, 2004 was restated to $214.8 million, a decrease of $1.9 million from the previously reported amount. See Notes 1 and 2 to the Consolidated Financial Statements.

     Gross margin increased during the six months ended June 30, 2005 compared to the year ago period primarily due to higher average selling prices and improved plant operating rates (from 72% in the first half of 2004 to 79% in the first half of 2005). In addition, the Company generated an additional $9.8 million of gross margin from the sale of titanium scrap and other non-mill products during the first six months of 2005, as compared to the year ago period. These positive effects were offset by higher raw material costs as well as charges to cost of sales during the 2005 period for:

     o $3.8 million of additional costs during the 2005 period related to the accrual of certain performance-based employee incentive compensation payments, as compared to the first six months of 2004; and

     o    A $1.2  million  noncash  impairment  charge  during  the 2005  period
          related  to  the  Company's   abandonment  of  certain   manufacturing
          equipment.

     In addition, gross margin during the 2004 period was positively affected by a $1.6 million reduction in cost of sales related to the modification of the Company's vacation policy.

     Selling, general, administrative and development expenses increased from $20.7 million during the first six months of 2004 to $25.3 million during the first six months of 2005, principally as a result of (i) $1.0 million of additional auditing and consulting costs incurred during the first quarter of 2005 primarily related to the Company's compliance with the Sarbanes-Oxley Act's internal control requirements for the fiscal year ended December 31, 2004, (ii) additional personnel costs, including $0.9 million of additional costs related to the accrual of certain performance-based employee incentive compensation payments and (iii) a $0.3 million reduction in the first quarter of 2004 related to the previously discussed change in the Company's vacation policy.

     The Company recognized equity in earnings of joint ventures of $2.1 million during the first half of 2005, compared to equity in losses of $0.2 million during the first half of 2004. This change was principally due to improved operating results of VALTIMET.

     Net other income (expense) increased during the first six months of 2005 primarily related to (i) the Company's receipt of $1.8 million from settlement of a customer claim during the first quarter regarding prior order cancellations from such customer and (ii) lower Boeing take-or-pay income during the 2005 period as compared to the 2004 period. Boeing purchased approximately 1,383,000 pounds of titanium from the Company during the 2005 period, as compared to approximately 840,000 pounds of titanium during the 2004 period.

     Non-operating income (expense).

                                                          Three months ended                  Six months ended
                                                               June 30,                           June 30,
                                                    -------------------------------    -------------------------------
                                                         2005             2004              2005             2004
                                                    --------------    -------------    --------------    -------------
                                                                             (In thousands)
Interest expense:
   On debt payable to the Capital Trust             $       (199)     $     (3,495)    $       (398)     $     (7,246)
   On bank debt and capital leases                          (744)             (593)          (1,219)           (1,152)
                                                    --------------    -------------    --------------    -------------

                                                    $       (943)     $     (4,088)    $     (1,617)     $     (8,398)
                                                    ==============    =============    ==============    =============

Dividends and interest                              $        462      $         35     $        949      $        187
Equity in earnings of common
   securities of the Capital Trust                           103               103              206               217
Gain on sale of property                                  13,881                 -           13,881                 -
Foreign exchange gain, net                                 1,272                99            1,532               571
Other, net                                                  (292)              (78)            (399)              (78)
                                                    --------------    -------------    --------------    -------------

                                                    $     15,426      $        159     $     16,169      $        897
                                                    ==============    =============    ==============    =============

     Prior to September 1, 2004, quarterly interest expense on the Company's debt payable to the Capital Trust approximated $3.4 million, exclusive of any accrued interest on deferred interest payments. On September 1, 2004, the Company exchanged 97.1% of its outstanding BUCS for its Series A Preferred Stock. Interest expense related to the remaining debt payable to the Capital Trust is approximately $0.2 million per quarter, partially offset by $0.1 million of equity in earnings related to the Company's holdings of the common securities of the Capital Trust.

     Dividends and interest income during the three and six months ended June 30, 2005 and 2004 consisted of dividends received on the Company's investments in marketable securities and interest income earned on cash and cash equivalents.

     In November 2004, pursuant to an agreement with BMI, the Company sold certain property located adjacent to its Henderson, Nevada plant site to BMI, a 32%-owned indirect subsidiary of Valhi and recorded a $12 million deferred gain related to the cash proceeds received in November 2004. During the second quarter of 2005, the Company ceased using the property and, accordingly, recognized a $13.9 million gain related to the sale of such property, which is comprised of (i) the previously reported $12.0 million cash proceeds received in November 2004, (ii) the reversal of $0.6 million previously accrued by the Company for potential environmental issues related to the property and (iii) an additional $1.2 million cash payment received from BMI in June 2005.

     Income taxes. The Company operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income or loss can impact the Company's overall effective tax rate. For the six months ended June 30, 2005 and 2004, the Company's income tax rate varied from the U.S. statutory rate primarily due to changes in the deferred income tax valuation allowance related to the Company's tax attributes with respect to the "more-likely-than-not" recognition criteria during those periods. See Note 10 to the Consolidated Financial Statements.

     The Company periodically reviews its deferred income tax assets to determine if future realization is more likely than not. During the first quarter of 2005, based on the Company's recent history of U.S. income, its near term outlook and the effect of its change in method of inventory costing from the LIFO cost method to the specific identification cost method for U.S. federal income tax purposes (see Note 1), the Company changed its estimate of its ability to utilize the tax benefits of its U.S. NOL carryforwards, AMT credit carryforwards and other net deductible temporary differences (other than the majority of the Company's capital loss carryforwards). Consequently, the Company determined that its net deferred income tax asset related to such U.S. tax attributes and other net deductible temporary differences now meets the "more-likely-than-not" recognition criteria. Accordingly, the Company reversed $22.6 million of the valuation allowance attributable to such U.S. deferred income tax asset in the first half of 2005 ($5.3 million in the second quarter) and the Company will reverse the remaining U.S. valuation allowance attributable to its U.S. net deferred income tax asset of $14.2 million during the final two quarters of 2005 in accordance with the GAAP requirements of accounting for income taxes at interim dates.

     During the first quarter of 2005, based on the Company's recent history of U.K. income, its near term outlook and its historic U.K. profitability, the Company also changed its estimate of its ability to utilize its net deductible temporary differences and other tax attributes related to the U.K., primarily comprised of (i) the future benefits associated with the reversal of its U.K. minimum pension liability deferred income tax asset and (ii) the benefits of its U.K. NOL carryforward. Consequently, the Company determined that its net deferred income tax asset in the U.K. now meets the "more-likely-than-not" recognition criteria. Accordingly, the Company reversed $13.0 million of the valuation allowance attributable to such deferred income tax asset in the first half of 2005 ($0.4 million in the second quarter) and the Company will reverse the remaining U.K. valuation allowance of $0.4 million during the final two quarters of 2005 in accordance with the GAAP requirements of accounting for income taxes at interim dates.

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law provides for a special 85% deduction for certain dividends received from controlled foreign corporations in 2005. In the second quarter of 2005, the Company completed its evaluation of this new provision and determined that it would benefit from the special dividend received deduction. As a consequence, the Company plans to repatriate approximately $19 million of earnings from its European subsidiaries in the third quarter of 2005. The $1.0 million related tax impact of this repatriation has been recorded as tax expense in the second quarter in accordance with the requirements of FASB Staff Position No. 109-2. However, the Company has not provided for U.S. deferred income taxes or foreign withholding taxes on basis differences in its non-U.S. subsidiaries that result primarily from undistributed earnings the Company intends to reinvest indefinitely. Determination of the deferred income tax liability on these basis differences is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

     Dividends on Series A Preferred Stock. Shares of the Company's Series A Preferred Stock are convertible, at any time, at the option of the holder thereof, into one and two-thirds shares of the Company's common stock, subject to adjustment in certain events. The Series A Preferred Stock is not mandatorily redeemable, but is redeemable at the option of the Company under certain circumstances. When, as and if declared by the Company's board of directors, holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends at the rate of 6.75% of the $50 per share liquidation preference per annum per share (equivalent to $3.375 per annum per share). The Company paid dividends of $3.3 million and $6.7 million during the three and six months ended June 30, 2005, respectively, to holders of the Series A Preferred Stock. During July 2005, certain holders of the Series A Preferred Stock converted an aggregate of 55,221 shares of the Series A Preferred Stock into 92,034 shares of TIMET's common stock.

     European operations. The Company has substantial operations located in Europe, principally the U.K., France and Italy. Approximately 42% of the Company's sales originated in Europe for the six months ended June 30, 2005, of which approximately 61% were denominated in the British pound sterling or the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for the Company's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of the Company's European subsidiaries are those of their respective countries, and the European subsidiaries are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of the Company's European operations may be in U.S. dollars or in functional currencies. The Company's export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations.

     The Company does not use currency contracts to hedge its currency exposures. At June 30, 2005, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $58.5 million and $37.5 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable and accounts payable.

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

     Over the past several quarters, the Company has seen the availability of raw materials tighten, and, consequently, the prices for such raw materials increased generally over that period. The Company currently expects that a shortage in raw materials is likely to continue throughout 2005 and into 2006, which could limit the Company's ability to produce enough titanium products to fully meet customer demand. In addition, the Company has certain long-term agreements that limit the Company's ability to pass on all of its increased raw material costs to its customers.

     In July 2005, The Airline Monitor, a leading aerospace publication, issued its semi-annual forecast for commercial aircraft deliveries. Beginning in 2006, this new forecast increases its estimate of large commercial aircraft deliveries over the next five years by 460 planes, including 55 additional Boeing 787 wide bodies (which currently require a higher percentage of titanium in their airframes, engines and other parts than any other commercial aircraft). This updated forecast supports the Company's belief that the titanium industry is in the early stages of the business cycle and that the current uptrend will likely continue through 2006 and beyond.

     During the third quarter of 2004, the Company modified its method of calculating its backlog to include purchase orders under consignment relationships. The Company believes inclusion of these orders provides a more accurate reflection of the Company's overall backlog. Using the modified methodology for all periods, the Company's backlog at the end of June 2005 was $580 million, a $90 million (18%) increase over the $490 million backlog at the end of March 2005 and a $260 million (81%) increase over the $320 million backlog at the end of June 2004.

     Consistent with the guidance released on July 19, 2005, the Company expects its full year 2005 sales revenue to range from $730 million to $760 million, an increase of $30 million over the guidance provided in the Company's March 31, 2005 Quarterly Report. At the upper end of the range, 2005 sales revenue would be a record high for TIMET. This increase is primarily due to higher average selling prices projected for both melted and mill products. As compared to full year 2004, the Company currently expects 2005 average selling prices to increase 40% to 45% for melted products and 25% to 30% for mill products. The Company expects full year 2005 product shipments to increase 5% to 10% for melted products and 14% to 19% for mill products, as compared to full year 2004.

     The Company's cost of sales is affected by a number of factors including customer and product mix, material yields, plant operating rates, raw material costs, labor and energy costs. Raw material costs, which include sponge, scrap and alloys, represent the largest portion of the Company's manufacturing cost structure. As previously reported, scrap and certain alloy prices have increased significantly from year ago prices, and increased energy costs also continue to have a negative impact on gross margin. However, the Company has recently begun to see a softening of such raw material costs.

     The Company currently expects production volumes to continue to increase in 2005, with overall capacity utilization expected to approximate 80% in 2005 (as compared to 75% in 2004). However, practical capacity utilization measures can vary significantly based on product mix.

     Selling, general, administrative and development expenses for 2005 should approximate $52 million, or 6.8% to 7.1% of net sales, which is an increase of approximately $1 million from previous guidance related to higher performance-based employee incentive compensation payments expected to be made as a result of our higher than previously expected operating income.

     The Company currently anticipates that it will receive orders from Boeing for about 3.0 million pounds of product during 2005. At this projected order level, the Company expects to recognize about $17 million of income in 2005 under the Boeing LTA's take-or-pay provisions.

     Consistent with the guidance released on July 19, 2005, the Company expects its 2005 operating income to range from $123 million to $138 million, an increase of $53 million over the guidance provided in the Company's March 31, 2005 Quarterly Report. This increase primarily relates to (i) the Company's projected increase in sales revenue and (ii) lower than previously expected raw material costs.

     Dividends on the Company's Series A Preferred Stock should approximate $13 million in 2005. Consistent with the guidance released on July 19, 2005, the Company expects its 2005 net income attributable to common stockholders to range from $117 million and $132 million, an increase of $37 million over the guidance provided in the Company's March 31, 2005 Quarterly Report. The projected net income attributable to common stockholders includes (i) a $9.6 million (net of taxes) non-operating gain on the sale of certain property recognized in the second quarter and (ii) the aggregate $50.2 million income tax benefits related to reversal of the Company's U.S. and U.K. deferred income tax asset valuation allowances discussed above.

     The Company currently expects to generate $50 million to $60 million in cash flow from operations during 2005, which is a $45 million increase from the guidance provided in the Company's March 31, 2005 Quarterly Report, primarily due to the Company's improved forecast for 2005. Depreciation and amortization should approximate $32 million in 2005. In May 2005, the Company announced its plans to expand its existing titanium sponge facility in Henderson, Nevada. This expansion, which the Company expects to complete by the first quarter of 2007, will provide the capacity to produce an additional 4,000 metric tons of sponge annually, an increase of approximately 42% over current Henderson sponge production capacity levels. The Company currently estimates the capital cost for the project will approximate $38 million. Capital expenditures during 2005 are now expected to approximate $78 million, an increase of $10 million over previous guidance principally due to increased costs to construct the water conservation facility at the Company's Henderson, Nevada plant. Projected capital expenditures during 2005 also include $25 million related to the sponge facility expansion.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash flows for the six months ended June 30, 2005 and 2004 are presented below. The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

                                                                                 Six months ended June 30,
                                                                        --------------------------------------------
                                                                               2005                    2004
                                                                        --------------------    --------------------
                                                                                      (In thousands)
Cash provided (used) by:
   Operating activities                                                 $          17,900       $         (2,138)
   Investing activities                                                           (35,246)               (23,247)
   Financing activities                                                            15,778                   (137)
                                                                        --------------------    --------------------

   Net cash used by operating, investing and
     financing activities                                               $          (1,568)      $        (25,522)
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

     Certain items included in the determination of net income have an impact on cash flows from operating activities, but the impact of such items on cash may differ from their impact on net income. For example, pension expense and OPEB expense will generally differ from the outflows of cash for payment of such benefits. In addition, relative changes in assets and liabilities generally result from the timing of production, sales and purchases. Such relative changes can significantly impact the comparability of cash flow from operations from period to period, as the income statement impact of such items may occur in a different period than that in which the underlying cash transaction occurs. For example, raw materials may be purchased in one period, but the cash payment for such raw materials may occur in a subsequent period. Similarly, inventory may be sold in one period, but the cash collection of the receivable may occur in a subsequent period.

     Net income was $78.3 million for the six months ended June 30, 2005, compared to net income of $2.2 million for the six months ended June 30, 2004.

     Accounts receivable increased during the first half of 2005 and 2004 primarily as a result of increased sales. Inventories increased during the first half of 2005 and 2004 as a result of increased run rates and related inventory build in order to meet expected customer demand, as well as the effects of increased raw material costs.

     Changes in accounts payable and accrued liabilities reflect, among other things, the timing of (i) payments to suppliers of titanium sponge, titanium scrap and other raw material purchases and (ii) changes to accrued employee benefits, including performance-based employee incentive compensation. During the first six months of 2004, accrued liabilities also decreased due to payment of the $2.8 million final installment related to termination of the Company's prior agreement with Wyman-Gordon Company.

     The increase in customer advances during the first half of 2005 and 2004 primarily reflects the Company's receipt of a $27.9 million advance from Boeing in each of January 2005 and 2004, partially offset by the application of customer purchases. Under the terms of the Boeing LTA, in years 2002 through 2007, Boeing advances TIMET $28.5 million annually, less $3.80 per pound of titanium product purchased from TIMET by Boeing subcontractors during the preceding year.

     Investing activities. The Company's capital expenditures were $34.9 million for the six months ended June 30, 2005, compared to $6.7 million for the comparable period in 2004, principally for replacement of machinery and equipment and for capacity maintenance. The 2005 amount also includes $18.5 million related to construction of the water conservation facility and $3.7 million related to the expansion of the Company's sponge plant in Henderson, Nevada. During the first six months of 2005, the Company purchased 146,900 shares of CompX Class A common stock for $2.2 million. During the first six months of 2004, the Company purchased 1,365,510 shares of CompX Class A common stock for $14.0 million and 221,100 shares of NL Industries, Inc. common stock for $2.5 million. See Note 3 to the Consolidated Financial Statements.

     Financing activities. Cash provided during the six months ended June 30, 2005 related primarily to the Company's net borrowings of $23.5 million, used in part to (i) fund construction of the water conservation facility as well as the Company's expansion of its sponge plant and (ii) support the accumulation of inventory in order to meet expected customer demand. The Company also received $1.1 million from the issuance of common stock related to the exercise of certain employee stock options during the 2005 period. These cash inflows were partially offset by the Company's $6.6 million payment of dividends on the Company's Series A Preferred Stock. In addition, the Company's 70%-owned subsidiary, TIMET Savoie, S.A. made dividend payments to its 30% minority partner of $2.2 million during the second quarter of 2005 and $0.7 million during the second quarter 2004. The Company had zero net borrowings during the six months ended June 30, 2004.

     Borrowing arrangements. During the second quarter of 2005, the Company amended its U.S. credit facility to increase its maximum authorized borrowings from $105 million to $125 million. In addition, the amended credit facility reduced the excess availability requirement related to the payment of dividends on the Company's Series A Preferred Stock and distributions on the Capital Trust's BUCS from $25 million to $10 million. During the first quarter of 2004, the Company amended its U.S. credit facility to, among other things, allow the Company the flexibility to remove the equipment component from the determination of the Company's borrowing availability in order to avoid the costs of an appraisal. Interest currently accrues at rates based on LIBOR plus 2% or bank prime rate plus 0.5%. Borrowings are collateralized by substantially all of the Company's U.S. assets. The Company was in compliance with all covenants for all periods during the six months ended June 30, 2005 and 2004. As of June 30, 2005, the Company had outstanding borrowings under the U.S. credit agreement of $66.1 million, and excess availability was approximately $55 million.

     During the second quarter of 2005, the Company's subsidiary, TIMET UK, terminated its previous credit agreement and entered into a new working capital credit facility that expires on April 30, 2008. Under the new U.K. credit facility, TIMET UK may borrow up to (pound)22.5 million, subject to a formula-determined borrowing base derived from the value of accounts receivable, inventory and property, plant and equipment. Borrowings under the U.K. facility can be in various currencies, including U.S. dollars, British pounds sterling and euros and are collateralized by substantially all of TIMET UK's assets. Interest on outstanding borrowings generally accrues at rates that vary from 1.125% to 1.375% above the lender's published base rate. The U.K. facility agreement also contains financial ratios and covenants customary in lending transactions of this type, including a minimum net worth covenant. TIMET UK was in compliance with all covenants for all periods during the six months ended June 30, 2005 and 2004. As of June 30, 2005, the Company had no borrowings under the U.K. facility, and unused borrowing availability was approximately $40 million.

     The Company also has overdraft and other credit facilities at certain of its other European subsidiaries. These facilities accrue interest at various rates and are payable on demand. As of June 30, 2005, the Company had outstanding borrowings of $0.6 million under these facilities, and unused borrowing availability was approximately $15 million.

     No dividends were paid by TIMET on its common stock during the three months ended June 30, 2005 or 2004. During the quarter ended June 30, 2005, TIMET paid $3.3 million in dividends on its Series A Preferred Stock.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a discussion of the Company's market risks, refer to the Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the 2004 Annual Report. There have been no material changes to the information provided that would require additional information with respect to the six months ended June 30, 2005.

Item 4. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of J. Landis Martin, the Company's Chairman of the Board, President and Chief Executive Officer, and Bruce P. Inglis, the Company's Vice President - Finance and Corporate Controller, have evaluated the Company's disclosure controls and procedures as of June 30, 2005. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

     Changes in internal control over financial reporting. There has been no change to the Company's internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     Reference is made to Note 12 of the Consolidated Financial Statements, which information is incorporated herein by reference, and to the Company's 2004 Annual Report for descriptions of certain previously reported legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 23, 2005, for the following purposes:

     1. To elect eight directors to serve until the 2006 Annual Meeting of Stockholders and until their successors are duly elected and qualified. All nominees for director were elected with the following vote:

                 Director                Votes For            Votes Withheld
          ------------------------   ------------------   ----------------------
          Norman N. Green                15,005,487              128,915
          Gary C. Hutchison              15,014,762              119,640
          J. Landis Martin               14,562,569              571,833
          Albert W. Niemi, Jr.           15,018,903              115,499
          Glenn R. Simmons               14,580,940              553,462
          Harold C. Simmons              14,550,282              584,120
          Steven L. Watson               14,587,185              547,217
          Paul J. Zucconi                15,024,332              110,070

     2. To consider and vote on the Titanium Metals Corporation Amended and Restated 2005 Profit Sharing Plan. The plan was approved with the following vote:


                Votes For              Votes Against          Votes Abstained          Broker Non-Vote
         -------------------------   ------------------   ----------------------   -----------------------
                11,026,486                  121,789              295,674                  3,690,453


Item 6. EXHIBITS

     10.1 Amendment No. 5 to Loan and Security Agreement by and among Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Southwest) as Lender and Titanium Metals Corporation and Titanium Hearth Technologies, Inc. as borrowers, dated June 30, 2005.

     10.2 Bank of Scotland Working Capital Facility of (pound)22,500,000/Payment Systems, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 23, 2005.

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


                                          TITANIUM METALS CORPORATION
                                ------------------------------------------------



Date: August 2, 2005            By  /s/ J. Landis Martin
                                    --------------------------------------------
                                    J. Landis Martin
                                    Chairman of the Board, President and
                                      Chief Executive Officer


Date: August 2, 2005            By  /s/ Bruce P. Inglis
                                    --------------------------------------------
                                    Bruce P. Inglis
                                    Vice President - Finance and Corporate
                                      Controller