Form 10-Q
period 2005-09-30
TITANIUM METALS CORP
filed 2006-01-04
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-28538


                           Titanium Metals Corporation
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                       13-5630895
------------------------------------------           ---------------------------
    (State or other jurisdiction of                         (IRS Employer
     incorporation or organization)                       Identification No.)


                1999 Broadway, Suite 4300, Denver, Colorado 80202
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (303) 296-5600
                            ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes               No        X
          -------        ---------



Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes          X     No
          --------        --------



Indicate by check mark whether the registrant is a shell company
(as defined by rule 12b-2 of the Exchange Act).

Yes                No        X
          --------        --------


Number of shares of common stock outstanding on January 3, 2006: 35,482,522

Forward-Looking Information

         The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can generally be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "could," "anticipates," "expects" or comparable terminology or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurance that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including risks and uncertainties in those portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission ("SEC") which include, but are not limited to, the cyclicality of the commercial aerospace industry, the performance of aerospace manufacturers and the Company under their long-term agreements, the renewal of certain long-term agreements, the difficulty in forecasting demand for titanium products, global economic and political conditions, global productive capacity for titanium, changes in product pricing and costs, the impact of long-term contracts with vendors on the ability of the Company to reduce or increase supply, the possibility of labor disruptions, fluctuations in currency exchange rates, fluctuations in the market price of marketable securities, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product or new market development, the availability of raw materials and services, changes in raw material prices and other operating costs (including energy costs), possible disruption of business or increases in the cost of doing business resulting from terrorist activities or global conflicts, the potential for adjustment of the Company's deferred income tax asset valuation allowance and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

                           TITANIUM METALS CORPORATION

                                      INDEX


                                                                                                            Page
                                                                                                           Number

PART I.       FINANCIAL INFORMATION
         Item 1.    Consolidated Financial Statements

                    Consolidated Balance Sheets - September 30, 2005 (unaudited)
                      and December 31, 2004                                                                   2

                    Consolidated Statements of Operations - Three and nine months
                       ended September 30, 2005 and 2004 (unaudited)                                          4

                    Consolidated Statements of Comprehensive Income (Loss) - Three
                      and nine months ended September 30, 2005 and 2004 (unaudited)                           5

                    Consolidated Statements of Cash Flows - Nine months ended
                       September 30, 2005 and 2004 (unaudited)                                                6

                    Consolidated Statement of Changes in Stockholders' Equity -
                      Nine months ended September 30, 2005 (unaudited)                                        8

                    Notes to Consolidated Financial Statements (unaudited)                                    9

         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                    22

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk                               35

         Item 4.    Controls and Procedures                                                                  35

PART II.     OTHER INFORMATION

         Item 1.    Legal Proceedings                                                                        37

         Item 6.    Exhibits                                                                                 37

                           TITANIUM METALS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                               September 30,           December 31,
ASSETS                                                                             2005                    2004
                                                                            --------------------    --------------------
                                                                               (unaudited)             (as restated,
                                                                                                         see Note 1)
Current assets:
   Cash and cash equivalents                                                $           5,540       $           7,194
   Restricted cash and cash equivalents                                                   146                     721
   Accounts and other receivables, less
     allowance of $1,614 and $1,683, respectively                                     140,353                  96,756
   Inventories                                                                        337,157                 258,324
   Prepaid expenses and other                                                           4,766                   2,400
   Deferred income taxes                                                                3,218                   4,974
                                                                            --------------------    --------------------

       Total current assets                                                           491,180                 370,369

Marketable securities                                                                  48,560                  47,214
Investment in joint ventures                                                           24,183                  22,591
Investment in common securities of TIMET Capital Trust I                                  180                   6,259
Property and equipment, net                                                           245,257                 228,173
Intangible assets, net                                                                  4,309                   5,057
Deferred income taxes                                                                  16,293                   1,053
Other                                                                                  11,401                  11,577
                                                                            --------------------    --------------------

Total assets                                                                $         841,363       $         692,293
                                                                            ====================    ====================


           See accompanying Notes to Consolidated Financial Statements
                                       -2-

                           TITANIUM METALS CORPORATION

                      (In thousands, except per share data)

                                                                               September 30,           December 31,
LIABILITIES, MINORITY INTEREST AND                                                 2005                    2004
                                                                            --------------------    --------------------
STOCKHOLDERS' EQUITY                                                             (unaudited)          (as restated, see
                                                                                                           Note 1)
Current liabilities:
   Notes payable                                                            $          64,996       $          43,176
   Accounts payable                                                                    55,940                  44,164
   Accrued liabilities                                                                 57,304                  53,130
   Deferred gain on sale of property                                                        -                  12,016
   Customer advances                                                                   18,827                   6,913
   Income taxes payable                                                                12,139                   2,516
   Other                                                                                  556                     257
                                                                            --------------------    --------------------

       Total current liabilities                                                      209,762                 162,172

Long-term debt                                                                         10,727                       -
Accrued OPEB cost                                                                      14,824                  14,470
Accrued pension cost                                                                   72,414                  77,515
Accrued environmental cost                                                              1,948                   1,985
Deferred income taxes                                                                      57                      60
Debt payable to TIMET Capital Trust I                                                   5,965                  12,010
Other                                                                                   4,823                   5,114
                                                                            --------------------    --------------------

       Total liabilities                                                              320,520                 273,326
                                                                            --------------------    --------------------

Minority interest                                                                      12,237                  12,539
                                                                            --------------------    --------------------

Stockholders' equity:
   Series A Preferred Stock, $.01 par value; $167,686 liquidation preference;
     3,469 and 4,025 shares authorized, respectively, 3,354 and 3,909 shares
     issued, respectively                                                             148,978                 173,650
   Common stock, $.01 par value; 90,000 shares
     authorized, 34,174 and 31,926 shares
     issued, respectively                                                                 342                     319
   Additional paid-in capital                                                         383,257                 350,707
   Accumulated earnings (deficit)                                                      27,619                 (77,044)
   Accumulated other comprehensive loss                                               (51,590)                (39,989)
   Treasury stock, at cost; 0 and 90 shares, respectively                                   -                  (1,208)
   Deferred compensation                                                                    -                      (7)
                                                                            --------------------    --------------------

         Total stockholders' equity                                                   508,606                 406,428
                                                                            --------------------    --------------------

Total liabilities, minority interest and stockholders' equity               $         841,363       $         692,293
                                                                            ====================    ====================

Commitments and contingencies (Note 14)


          See accompanying Notes to Consolidated Financial Statements
                                       -3-

                           TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                      (In thousands, except per share data)

                                                                 Three months ended                     Nine months ended
                                                                    September 30,                         September 30,
                                                          ----------------------------------    ----------------------------------
                                                               2005               2004               2005               2004
                                                          ---------------    ---------------    ---------------    ---------------
                                                                              (as restated,                         (as restated,
                                                                               see Note 1)                           see Note 1)

Net sales                                                 $      190,032     $     120,246      $      529,013     $      364,859
Cost of sales                                                    134,284           105,534             396,430            320,356
                                                          ---------------    ---------------    ---------------    ---------------

   Gross margin                                                   55,748            14,712             132,583             44,503

Selling, general, administrative and development expense          13,287            11,710              38,625             32,378
Equity in earnings joint ventures                                  1,235               393               3,381                161
Other income (expense), net                                        8,048            10,088              10,723             12,941
                                                          ---------------    ---------------    ---------------    ---------------

  Operating income                                                51,744            13,483             108,062             25,227

Interest expense                                                   1,080             3,099               2,697             11,497
Other non-operating income (expense), net                          1,350            15,399              17,518             16,296
                                                          ---------------    ---------------    ---------------    ---------------

Income before income taxes and minority interest                  52,014            25,783             122,883             30,026

Income tax expense (benefit)                                      14,426              (629)              4,886                692
Minority interest, net of tax                                      1,325               120               3,430                881
                                                          ---------------    ---------------    ---------------    ---------------

   Net income                                                     36,263            26,292             114,567             28,453

Dividends on Series A Preferred Stock                              2,830             1,099               9,426              1,099
                                                          ---------------    ---------------    ---------------    ---------------

   Net income attributable to
     common stockholders                                  $       33,433     $      25,193      $      105,141     $       27,354
                                                          ===============    ===============    ===============    ===============

Earnings per share attributable to common stockholders:
     Basic                                                $        1.02      $        0.79      $        3.27      $        0.86
     Diluted                                              $        0.80      $        0.71      $        2.53      $        0.85

Weighted average shares outstanding:
     Basic                                                        32,737             31,774             32,191             31,752
     Diluted                                                      45,476             40,078             45,326             33,375




          See accompanying Notes to Consolidated Financial Statements
                                       -4-

                           TITANIUM METALS CORPORATION

       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                 (In thousands)


                                                                 Three months ended                  Nine months ended
                                                                   September 30,                       September 30,
                                                          ----------------------------------    ----------------------------------
                                                               2005               2004               2005               2004
                                                          ---------------    ---------------    ---------------    ---------------
                                                                              (as restated,                         (as restated,
                                                                               see Note 1)                           see Note 1)

Net income                                                $       36,263     $      26,292      $      114,567     $       28,453
                                                          ---------------    ---------------    ---------------    ---------------
Other comprehensive income (loss):

   Currency translation adjustment, net
     of taxes                                                     (2,268)              445             (10,378)               428

   Unrealized gains (losses) on marketable
     securities, net of taxes                                       (768)            4,950                (935)            11,536

   TIMET's share of VALTIMET SAS's                                                                         `
     unrealized net losses on derivative
     financial instruments qualifying as cash
     flow hedges, net of taxes                                      (404)              (67)               (288)              (122)
                                                          ---------------    ---------------    ---------------    ---------------

     Total other comprehensive (loss) income                      (3,440)            5,328             (11,601)            11,842
                                                          ---------------    ---------------    ---------------    ---------------

   Comprehensive income                                   $       32,823     $      31,620      $      102,966     $       40,295
                                                          ===============    ===============    ===============    ===============














          See accompanying Notes to Consolidated Financial Statements
                                       -5-

                           TITANIUM METALS CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (In thousands)

                                                                                         Nine months ended
                                                                                           September 30,
                                                                              ----------------------------------------
                                                                                     2005                 2004
                                                                              -------------------   ------------------
                                                                                                      (as restated,
                                                                                                        see Note 1)
Cash flows from operating activities:
   Net income                                                                 $       114,567       $        28,453
   Depreciation and amortization                                                       23,357                24,303
   Gain on exchange on BUCS                                                                 -               (15,465)
   (Gain) loss on disposal of fixed assets                                            (13,532)                   33
   Noncash impairment of equipment                                                      1,251                     -
   Equity in (earnings) losses of joint ventures, net
     of distributions                                                                  (3,381)                1,518
   Equity in earnings of common securities of TIMET
     Capital Trust I, net of distributions                                                  -                   536
   Deferred income taxes                                                              (10,549)               (1,270)
   Minority interest, net of tax                                                        3,429                   881
   Other, net                                                                             (50)                   16
   Change in assets and liabilities:
     Receivables                                                                      (48,861)              (18,854)
     Inventories                                                                      (86,925)              (50,692)
     Prepaid expenses and other                                                        (3,298)                 (898)
     Accounts payable and accrued liabilities                                          17,343                12,273
     Customer advances                                                                 12,298                14,194
     Income taxes                                                                      10,201                 3,316
     Accrued OPEB and pension costs                                                       384                 2,820
     Accrued interest on debt payable to TIMET Capital Trust I                              -               (18,936)
     Other, net                                                                           818                (1,642)
                                                                              -------------------   ------------------
       Net cash provided (used) by operating activities                                17,052               (19,414)
                                                                              -------------------   ------------------

Cash flows from investing activities:
   Capital expenditures                                                               (43,292)              (10,868)
   Purchase of marketable securities                                                   (2,223)              (29,135)
   Change in restricted cash, net                                                         576                     -
   Proceeds from the sale of property                                                   1,289                     -
                                                                              -------------------   ------------------
       Net cash used by investing activities                                          (43,650)              (40,003)
                                                                              -------------------   ------------------

Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                                       255,248               101,114
     Repayments                                                                      (222,701)              (67,359)
   Dividends paid on Series A Preferred Stock                                          (9,687)                    -
   Dividend paid to minority shareholder                                               (2,216)                 (691)
   Issuance of common stock                                                             5,256                     -
   Principal payments on capitalized leases                                               (16)                 (488)
                                                                              -------------------   ------------------
       Net cash provided by financing activities                                       25,884                32,576
                                                                              -------------------   ------------------

Net cash used by operating, investing and financing activities                $          (714)      $       (26,841)
                                                                              ===================   ==================

          See accompanying Notes to Consolidated Financial Statements
                                       -6-

                           TITANIUM METALS CORPORATION

                                 (In thousands)

                                                                                         Nine months ended
                                                                                           September 30,
                                                                              ----------------------------------------
                                                                                    2005                  2004
                                                                              ------------------    ------------------
                                                                                                        (as restated,
                                                                                                         see Note 1)
Cash and cash equivalents:
   Net decrease from:
     Operating, investing and financing activities                            $          (714)      $      (26,841)
     Effect of exchange rate changes on cash                                             (940)                (226)
                                                                              ------------------    ------------------
                                                                                       (1,654)             (27,067)
   Cash and cash equivalents at beginning of period                                     7,194               35,040
                                                                              ------------------    ------------------

   Cash and cash equivalents at end of period                                 $         5,540       $        7,973
                                                                              ==================    ==================

Supplemental disclosures:
   Cash paid for:
     Interest, net of amounts capitalized of
        $526 and $5, respectively                                             $         2,297       $       29,863
     Income taxes, net                                                        $         5,214       $      -




          See accompanying Notes to Consolidated Financial Statements
                                       -7-

                           TITANIUM METALS CORPORATION

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                      Nine months ended September 30, 2005
                                 (In thousands)


                                                                                          Accumulated
                                                         Series A   Additional Accumulated Other Comp-       Deferred
                                         Common  Common  Preferred    Paid-in   (Deficit)  rehensive Treasury Comp-
                                         Shares   Stock    Stock      Capital   Earnings      Loss    Stock  ensation   Total
                                         ------   -----   -------     -------   --------      ----    -----  --------  --------

Balance at December 31, 2004  (as
   restated, see Note 1)                  31,836  $  319    $173,650  $350,707   $(77,044) $(39,989) $(1,208)   $(7)  $406,428
   Comprehensive income                        -       -          -        -      114,567   (11,601)      -       -    102,966
   Issuance of common stock                  485       5          -      5,393        -         -         -       -      5,398
   Conversion of Series A
       Preferred Stock                     1,853      19     (24,672)   24,653        -         -         -       -         -
   Treasury stock retirement                   -      (1)         -       (990)     (217)       -      1,208      -         -
   Tax benefit of stock options
       exercised and restricted
       stock vested                            -       -          -      3,494        -         -         -       -     3,494
   Dividends declared on Series A
       Preferred Stock                         -       -          -         -     (9,687)       -         -       -    (9,687)
   Amortization of deferred
       compensation                            -       -          -         -         -         -         -       7         7
                                         -------  ------   --------   --------  --------  --------   -------    ---   --------

   Balance at September 30, 2005          34,174  $  342    $148,978  $383,257  $ 27,619   $(51,590) $    -     $-    $508,606
                                         =======  ======    ========  ========  ========   ========  =======    ===   ========



          See accompanying Notes to Consolidated Financial Statements
                                       -8-

                           TITANIUM METALS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Organization and basis of presentation

         Titanium Metals Corporation ("TIMET") is a vertically integrated producer of titanium sponge, melted products and a variety of mill products for aerospace, industrial and other applications. The accompanying Consolidated Financial Statements include the accounts of TIMET and its majority owned subsidiaries (collectively, the "Company"), except the TIMET Capital Trust I (the "Capital Trust"). All material intercompany transactions and balances with consolidated subsidiaries have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. The Consolidated Balance Sheet at September 30, 2005 and the Consolidated Statements of Operations, Comprehensive Income (Loss), Changes in Stockholders' Equity and Cash Flows for the interim periods ended September 30, 2005 and 2004, as applicable, have been prepared by the Company without audit in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company's first three fiscal quarters reported are the approximate 13-week periods ending on the Saturday generally nearest to March 31, June 30 and September 30. The Company's fourth fiscal quarter and fiscal year always end on December 31. For presentation purposes, the Company's Consolidated Financial Statements and notes thereto have been presented as ending on March 31, June 30, September 30 and December 31, as applicable. The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated
Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Annual Report").

         At September 30, 2005, Valhi, Inc. and subsidiaries ("Valhi") held 40.9% of TIMET's outstanding common stock and 0.4% of the Company's 6.75% Series A Convertible Preferred Stock (the "Series A Preferred Stock"). At September 30, 2005, Contran Corporation ("Contran") held, directly or through subsidiaries, approximately 92% of Valhi's outstanding common stock. At September 30, 2005, the Combined Master Retirement Trust ("CMRT"), a trust sponsored by Contran to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Contran and certain related companies, held 11.2% of the Company's common stock. TIMET's U.S. pension plans invest in a portion of the CMRT that does not hold TIMET common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT. At September 30, 2005, Mr. Simmons directly owned 1.5% of TIMET's outstanding common stock and Mr. Simmons' spouse owned 0.4% of TIMET's outstanding common stock and 47.7% of the Company's outstanding Series A Preferred Stock. Consequently, Mr. Simmons may be deemed to control each of Contran, Valhi and TIMET. During October 2005, Mr. Simmons purchased 190,000 shares of TIMET common stock in open market transactions, increasing his direct ownership to approximately 2.0%.

         Effective January 1, 2005, the Company changed its method for inventory costing from the last-in, first-out ("LIFO") cost method to the specific identification cost method for the approximate 40% of the Company's consolidated inventories previously accounted for under the LIFO cost method. With the significant volatility seen recently in raw material prices, the Company believes this change in accounting method provides a better matching of revenues and expenses. As required by GAAP, the Company has restated its financial statements for prior periods. As a result, the Company's net inventory balance as of December 31, 2004 increased by $26.7 million from the previously reported amount, with a corresponding decrease to the Company's accumulated deficit. There was no impact on the Company's cash flow from operations for the three or nine months ended September 30, 2004 related to this accounting change. The effect of the accounting change on income for the three and nine months ended September 30, 2004 was to (i) increase net income by $1.1 million and $3.0 million, respectively, (ii) increase earnings per basic share by $0.03 and $0.10, respectively and (iii) increase earnings per diluted share by $0.02 and $0.09, respectively. See Note 2.

         The Company completed a two-for-one split of its common stock, which was effected in the form of a stock dividend (whereby an additional one share of post-split stock was distributed for each share of pre-split stock) and became effective after the close of trading on September 6, 2005. The Company completed a five-for-one split of its common stock, which was effected in the form of a stock dividend (whereby an additional four shares of post-split stock were distributed for each share of pre-split stock) and became effective after the close of trading on August 26, 2004. All share and per share disclosures have been adjusted to give effect to these stock splits.

         The Company currently follows the disclosure alternative prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and has chosen to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its various interpretations. See Note 15. Under APB Opinion No. 25, compensation cost is generally recognized for fixed stock options for which the exercise price is less than the market price of the underlying stock on the grant date. All of the Company's stock options have been granted with exercise prices equal to or in excess of the market price on the date of grant, and the Company recognized no compensation expense for stock options during the three and nine months ended September 30, 2005 and 2004. If the Company had applied the fair value recognition provisions of SFAS No. 123 to all options granted, basic and diluted earnings per share attributable to common stockholders would have been unchanged for all periods presented.

         VALTIMET, the Company's 43.7% owned affiliate accounted for by the equity method, has entered into certain derivative financial instruments that qualify as cash flow hedges under GAAP. The Company's pro-rata share of VALTIMET's unrealized net gains (losses) on such derivative financial instruments is included as a component of other comprehensive income.

Note 2 - Inventories

                                            September 30,         December 31,
                                               2005                  2004
                                    ---------------------    -------------------
                                                   (In thousands)

Raw materials                       $           91,101       $        71,067
Work-in-process                                145,031                97,848
Finished products                               88,636                77,012
Supplies                                        12,389                12,397
                                    ---------------------    -------------------

                                    $          337,157       $       258,324
                                    =====================    ===================

         In connection with finalizing the preparation of the Company's consolidated financial statements for the third quarter of 2005, the Company determined that certain cost variances in prior periods that had been charged to cost of sales when incurred should have been capitalized into inventory and allocated to cost of sales when the related inventory was sold. The Company has analyzed the impact of this error and has determined that prior periods' annual and quarterly financial statements were not materially misstated. The Company corrected its methodology of capitalizing variances to inventory, effective during the third quarter of 2005, so that such variances are now initially capitalized into inventory and then expensed to cost of sales in future periods as the related inventory is sold. The cumulative effect of this change on the Company's consolidated third quarter results during the third quarter of 2005 was an increase in inventory and a decrease in cost of sales of $0.9 million, and an increase in net income attributable to common stockholders of $0.6 million (or $0.01 per diluted share).

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

Note 3 - Marketable securities

         The following table summarizes the Company's marketable securities as of September 30, 2005 and December 31, 2004:

                                                           September 30, 2005                 December 31, 2004
                                                      -----------------------------    --------------------------------
                                                                         Market                              Market
              Marketable security                       Shares           value           Shares              value
------------------------------------------------      ------------    -------------    --------------    --------------
                                                                              ($ in thousands)

    CompX International, Inc. ("CompX")                 2,696,420     $     44,222       2,549,520       $    42,144
    NL Industries, Inc. ("NL")                            222,100            4,173         222,100             4,908
    Kronos Worldwide, Inc. ("Kronos")                       5,203              165           3,985               162
                                                                      -------------                      --------------
                                                                      $     48,560                       $    47,214
                                                                      =============                      ==============

         During the first nine months of 2004, the Company purchased 2,212,820 shares of CompX Class A common shares and, on October 1, 2004, contributed such shares to CompX Group, Inc. ("CGI") in return for a 17.6% ownership interest in CGI (the remaining 82.4% interest is held by NL). As of September 30, 2005 and December 31, 2004, the Company directly held 483,600 and 336,700 shares, respectively, of CompX, which were purchased subsequent to October 1, 2004. The Company has not contributed any of the 483,600 shares purchased subsequent to October 1, 2004, and currently does not expect to contribute those shares or any other shares of CompX Class A common stock that it may subsequently acquire, to CGI.

         During each of the first three quarters of 2005, CompX and Kronos each paid cash dividends on their respective common stock. NL paid a first quarter 2005 dividend in the form of shares of Kronos common stock and paid second and third quarter 2005 cash dividends. See Note 11.

Note 4 - Property and equipment

                                         September 30,           December 31,
                                              2005                   2004
                                      --------------------    ------------------
                                                    (In thousands)

Land and improvements                 $           6,292       $         8,703
Buildings and improvements                       31,735                31,780
Information technology systems                   61,396                63,609
Manufacturing equipment and other               327,056               333,031
Construction in progress                         47,298                14,819
                                      --------------------    ------------------
                                                473,777               451,942
Less accumulated depreciation                   228,520               223,769
                                      --------------------    ------------------

                                      $         245,257       $       228,173
                                      ====================    ==================

         During the first quarter of 2005, the Company determined that certain of its manufacturing equipment would no longer be utilized in its operations, and, accordingly, recognized a $1.2 million noncash abandonment charge to cost of sales during the period.

         In November 2004, pursuant to an agreement with Basic Management, Inc. and certain of its affiliates ("BMI"), the Company sold certain property located adjacent to its Henderson, Nevada plant site to BMI, a 32%-owned indirect subsidiary of Valhi, and recorded a $12.0 million deferred gain related to the cash proceeds received in November 2004. During the second quarter of 2005, the Company ceased using the property and, accordingly, recognized a $13.9 million gain related to the sale of such property, which is comprised of (i) the previously reported $12.0 million cash proceeds received in November 2004, (ii) the reversal of $0.6 million previously accrued by the Company for potential environmental issues related to the property and (iii) an additional $1.2 million cash payment received from BMI in June 2005. See Note 11.

Note 5 - Other noncurrent assets

                                                                               September 30,           December 31,
                                                                                    2005                   2004
                                                                            --------------------    ------------------
                                                                                         (In thousands)

Prepaid pension cost                                                        $          11,047       $        10,531
Deferred financing costs                                                                  179                   786
Notes receivable from officers                                                              -                    49
Other                                                                                     175                   211
                                                                            --------------------    ------------------

                                                                            $          11,401       $        11,577
                                                                            ====================    ==================

Note 6 - Accrued liabilities

                                                                               September 30,           December 31,
                                                                                   2005                    2004
                                                                           ---------------------    ------------------
                                                                                         (In thousands)

OPEB cost                                                                  $           2,686        $         2,777
Pension cost                                                                           4,856                  5,285
Payroll and vacation                                                                   4,825                  5,810
Performance-based employee incentive compensation                                     15,996                 12,570
Other employee benefits                                                                9,756                  9,721
Deferred income                                                                        2,013                  1,736
Environmental costs                                                                    1,632                  2,530
Taxes, other than income                                                               6,240                  4,166
Other                                                                                  9,300                  8,535
                                                                           ---------------------    ------------------

                                                                           $          57,304        $        53,130
                                                                           =====================    ==================

Note 7 - Customer advances

         Under the terms of the Company's previous long-term agreement ("LTA") with The Boeing Company ("Boeing"), in 2002 through 2007, Boeing was required to advance TIMET $28.5 million annually less $3.80 per pound of titanium product purchased by Boeing subcontractors from TIMET during the preceding year. The advance related to Boeing's take-or-pay obligations under the previous LTA. Effectively, the Company collected $3.80 less from Boeing than the LTA selling price for each pound of titanium product sold directly to Boeing and reduced the related customer advance recorded by the Company. For titanium products sold to Boeing subcontractors, the Company collected the full LTA selling price, but gave Boeing credit by reducing the next year's annual advance by $3.80 per pound of titanium product sold to Boeing subcontractors. The Boeing customer advance is also reduced as take-or-pay benefits are earned. As of September 30, 2005, approximately $11.8 million of customer advances related to the Company's previous LTA with Boeing.

         Effective July 1, 2005, the Company amended its LTA with Boeing for the purchase and sale of titanium products. The new LTA expires on December 31, 2010 and provides for, among other things, (i) mutual annual purchase and supply commitments by both parties, (ii) continuation of the existing buffer inventory program currently in place for Boeing and (iii) certain improved product pricing. Beginning in 2006, the new LTA also replaces the take-or-pay provisions of the previous LTA with an annual makeup payment early in the following year in the event Boeing purchases less than its annual volume commitment in any year.

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

         As of September 30, 2005, the Company had outstanding borrowings of $65.0 million under its U.S. credit agreement and $10.7 million under its European credit facilities. Aggregate unused borrowing availability under the Company's U.S. and European credit facilities was approximately $102 million as of September 30, 2005.

Note 9 - Capital Trust

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

         On September 1, 2005, the Company and the Capital Trust agreed to the cancellation of 120,907 of the Capital Trust's common securities (all of which were held by the Company) and a corresponding cancellation of $6.0 million of the Company's 6.625% convertible junior subordinated debentures (the "Subordinated Debentures") (all of which were held by the Capital Trust). There was no net effect of this transaction on the Company's consolidated financial position or results of operations, as the Company's carrying value of the common securities of the Capital Trust that were cancelled equaled the carrying value of the Subordinated Debentures that were also cancelled.

Note 10 - Stockholders' equity

         Preferred stock. During the third quarter of 2005, certain holders of the Company's Series A Preferred Stock converted an aggregate of 555,390 shares of the Series A Preferred Stock into 1,852,697 shares of TIMET's common stock.

         Treasury stock. On August 12, 2005, the Company retired all 90,000 shares of its treasury stock. The retirement of such treasury stock, which had a cost basis of $1.2 million, resulted in a $900 reduction of common stock, a $990,000 reduction of additional paid-in capital and a $217,000 decrease in accumulated earnings.

Note 11 - Other income (expense)

                                                         Three months ended                   Nine months ended
                                                            September 30,                       September 30,
                                                    -------------------------------    -------------------------------
                                                        2005              2004             2005              2004
                                                    --------------    -------------    --------------    -------------
                                                                             (In thousands)

Other operating income (expense):
   Settlement of customer claim                     $     -           $      -         $      1,800      $     -
   Boeing take-or-pay                                      8,285            10,058            8,729            12,565
   Other, net                                               (237)               30              194               376
                                                    --------------    -------------    --------------    -------------

                                                    $      8,048      $     10,088     $     10,723      $     12,941
                                                    ==============    =============    ==============    =============

Other non-operating income (expense):
   Dividends and interest                           $        491      $         68     $      1,440      $        304
   Equity in earnings of common
      securities of the Capital Trust                         70               103              276               320
   Gain on sale of property (Note 4)                           -                 -           13,881                 -
   Gain on BUCS exchange                                       -            15,465                -            15,465
   Foreign exchange gain (loss), net                         498              (471)           2,030               100
   Other, net                                                291               234             (109)              107
                                                    --------------    ------------- -- --------------    -------------

                                                    $      1,350      $     15,399     $     17,518      $     16,296
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

Note 12 - Income taxes

                                                                                Nine months ended September 30,
                                                                          --------------------------------------------
                                                                                  2005                    2004
                                                                          ---------------------    -------------------
                                                                                        (In thousands)

Expected income tax expense, at 35% (1)                                   $          43,009        $         10,509
Non-U.S. tax rates                                                                     (863)                    (217)
U.S. state income taxes, net                                                          1,706                     (103)
Dividends received deduction                                                           (227)                     (25)
Change in state income tax law                                                          550                        -
Tax on repatriation of foreign earnings                                                 998                        -
Revision of estimated tax liability                                                       -                     (551)
Adjustment of deferred income tax asset
   valuation allowance (1)                                                          (41,345)                  (8,800)
Other, net                                                                            1,058                     (121)
                                                                          ---------------------    -------------------

                                                                          $           4,886        $             692
                                                                          =====================    ===================

----------------------------------------------------------------------------------------------------------------------

(1) 2004 amount as restated. See Note 1.

         The Company periodically reviews its deferred income tax assets to determine if future realization is more likely than not. During the first quarter of 2005, based on the Company's recent history of U.S. income, its near term outlook and the effect of its change in method of inventory costing from the LIFO cost method to the specific identification cost method for U.S. federal income tax purposes (see Note 1), the Company changed its estimate of its ability to utilize the tax benefits of its U.S. net operating loss ("NOL") carryforwards, alternative minimum tax ("AMT") credit carryforwards and other net deductible temporary differences (other than the majority of the Company's capital loss carryforwards). Consequently, the Company determined that its net deferred income tax asset related to such U.S. tax attributes and other net deductible temporary differences now meets the "more-likely-than-not" recognition criteria. Accordingly, the Company reversed $28.2 million of the valuation allowance attributable to such U.S. deferred income tax asset in the first three quarters of 2005 ($5.6 million in the third quarter) and the Company will reverse the remaining valuation allowance attributable to such U.S. deferred income tax asset of $8.6 million during the fourth quarter of 2005 in accordance with the GAAP requirements of accounting for income taxes at interim dates.

         During the first quarter of 2005, based on the Company's recent history of U.K. income, its near term outlook and its historic U.K. profitability, the Company also changed its estimate of its ability to utilize its net deductible temporary differences and other tax attributes related to the U.K., primarily comprised of (i) the future benefits associated with the reversal of its U.K. minimum pension liability deferred income tax asset and (ii) the benefits of its U.K. NOL carryforward. Consequently, the Company determined that its net deferred income tax asset in the U.K. now meets the "more-likely-than-not" recognition criteria. Accordingly, the Company reversed $13.1 million of the valuation allowance attributable to such deferred income tax asset in the first three quarters of 2005 ($0.1 million in the third quarter) and the Company will reverse the remaining U.K. valuation allowance of $0.3 million during the fourth quarter of 2005 in accordance with the GAAP requirements of accounting for income taxes at interim dates.

         At September 30, 2005, the Company had, for U.S. federal income tax purposes, (i) NOL carryforwards of $46 million that expire in 2020 through 2023,
(ii) a capital loss carryforward of $73 million that expires in 2008 and (iii) AMT credit carryforwards of $5 million, which can be utilized to offset regular income taxes payable in future years, with an indefinite carryforward period. In addition, at September 30, 2005, the Company had the equivalent of a $0.7 million NOL carryforward in Germany, which has an indefinite carryforward period.

         In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law provides for a special 85% deduction for certain dividends received from controlled foreign corporations in 2005. In the second quarter of 2005, the Company completed its evaluation of this new provision and determined that it would benefit from the special dividend received deduction. As a consequence, the Company repatriated $19 million of earnings from its European subsidiaries in the third quarter of 2005. The $1 million related tax impact of this repatriation was recorded as tax expense in the second quarter of 2005 in accordance with the requirements of FASB Staff Position No. 109-2. However, the Company has not provided for U.S. deferred income taxes or foreign withholding taxes on basis differences in its non-U.S. consolidated subsidiaries that result primarily from undistributed earnings the Company intends to reinvest indefinitely. Determination of the deferred income tax liability on these basis differences is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

         The new law also provides for a special deduction from U.S. taxable income equal to a specified percentage of a U.S. company's qualified income from domestic manufacturing activities (as defined). The Company believes that the majority of its operations meet the definition of qualified domestic manufacturing activities. However, the Company expects to derive only a minimal benefit from the special manufacturing deduction in 2005, because the Company projects that its existing U.S. NOL carryforwards will offset the majority of its 2005 U.S. taxable income.

         In June 2005, the State of Ohio enacted a new tax law that phases out Ohio's existing corporate income tax system over the next five years and replaces it with a tax based on gross receipts. In the second quarter of 2005, as a result of this phase out, the Company reduced its deferred income tax asset related primarily to its Ohio NOL carryforwards by $0.6 million.

Note 13 - Employee benefits

         Defined benefit pension plans. The components of the net periodic pension expense are set forth below:

                                                         Three months ended                 Nine months ended
                                                            September  30,                    September 30,
                                                    -------------------------------    -------------------------------
                                                        2005              2004             2005              2004
                                                    --------------    -------------    --------------    -------------
                                                                             (In thousands)

Service cost                                        $        901      $        789     $      2,798      $      2,466
Interest cost                                              3,346             3,135           10,298             9,429
Expected return on plan assets                            (3,651)           (3,257)         (11,198)           (9,791)
Amortization of net losses                                 1,186             1,088            3,640             3,272
Amortization of unrecognized prior service cost              139               122              417               366
                                                    --------------    ------------- -- --------------    -------------

  Net periodic pension expense                      $      1,921      $      1,877     $      5,955      $      5,742
                                                    ==============    =============    ==============    =============

         During the first three quarters of 2005, the Company has made $6.6 million of cash contributions to its defined benefit pension plans, and the Company currently expects to make additional cash contributions of approximately $2.2 million to its defined benefit pension plans during the fourth quarter of 2005. All of the contributions relate to the Company's U.K. plan.

         Postretirement benefits other than pensions. The components of net periodic OPEB expense are set forth below:

                                                         Three months ended                 Nine months ended
                                                            September 30,                       September 30,
                                                    -------------------------------    -------------------------------
                                                        2005              2004             2005              2004
                                                    --------------    -------------    --------------    -------------
                                                                             (In thousands)

Service cost                                        $        165      $        152     $        496      $        405
Interest cost                                                413               529            1,239             1,335
Amortization of unrecognized prior service cost             (116)             (116)            (348)             (348)
Amortization of net losses                                   245               386              735               840
                                                    --------------    ------------- -- --------------    -------------

  Net periodic OPEB expense                         $        707      $        951     $      2,122      $      2,232
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

         During 2005, the Company determined that the benefits provided by its U.S. health and welfare plan are actuarially equivalent to the Medicare Part D benefit and therefore the Company is eligible for the federal subsidy provided for by the Medicare 2003 Act. The effect of such subsidy, which was accounted for prospectively from the date actuarial equivalence was determined in accordance with FASB Staff Position No. 106-2, resulted in a reduction in the Company's accumulated OPEB obligation of approximately $5 million and a reduction in net periodic OPEB cost of approximately $0.6 million in 2005.

Note 14 - Commitments and contingencies

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

         The Company is also continuing assessment work with respect to its own active plant site in Henderson, Nevada. The Company currently has $3.4 million accrued based on the undiscounted cost estimates of the probable costs for remediation of this site related to specific future remediation costs which the Company now considers probable. The Company expects these accrued expenses to be paid over a period of up to thirty years.

         At September 30, 2005, the Company had accrued an aggregate of approximately $3.6 million for environmental matters, including those discussed above. The upper end of the range of reasonably possible costs to remediate these matters is approximately $6 million. The Company records liabilities related to environmental remediation obligations when estimated future costs are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future costs are not discounted to their present value. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in costs in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

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

         Other.  The Company has entered into letters of credit to collateralize
(i) potential workers' compensation claims in Ohio and Nevada and (ii) potential obligations under contracts relating to future usage of electricity in Nevada. As of September 30, 2005, the outstanding amounts for such letters of credit, which reduce the Company's excess availability under its U.S. credit agreement, were $2.3 million and $1.3 million, respectively.

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


                                                         Three months ended                  Nine months ended
                                                             September 30,                      September 30,
                                                    -------------------------------    -------------------------------
                                                        2005              2004             2005              2004
                                                    --------------    -------------    --------------    -------------
                                                                             (In thousands)
Numerator:
  Net income attributable to common
     Stockholders (1)                               $     33,433      $     25,193     $    105,141      $     27,354
  Interest on BUCS (2)                                        73             2,254              235            -
  Dividends on Series A
     Preferred Stock                                       2,830             1,099            9,426             1,099
                                                    --------------    -------------    --------------    -------------

  Diluted net income attributable
     to common stockholders                         $     36,336      $     28,546     $    114,802      $     28,453
                                                    ==============    =============    ==============    =============

Denominator:
  Average common shares outstanding                       32,737            31,774           32,191            31,752
  Average dilutive stock options
     and restricted stock                                    175               173              162               112
  BUCS (2)                                                   155             3,549              155            -
  Series A Preferred Stock                                12,409             4,582           12,818             1,511
                                                    --------------    -------------    --------------    -------------

Diluted shares                                            45,476            40,078           45,326            33,375
                                                    ==============    =============    ==============    =============

----------------------------------------------------------------------------------------------------------------------

(1) 2004 amounts as restated. See Note 1.
(2) Antidilutive during the nine months ended September 30, 2004.

         Stock options to purchase 61,000 and 441,380 shares of common stock during the three and nine months ended September 30, 2005, respectively, and 576,600 and 726,200 shares of common stock during the three and nine months ended September 30, 2004, respectively, were excluded from the calculation of diluted earnings per share because the exercise price for such options was greater than the average market price of the common shares and such options were therefore antidilutive during the respective period. Net income attributable to common stockholders for the three and nine months ended September 30, 2005 included $0.9 million ($0.28 per outstanding share) of undeclared dividends on its Series A Preferred Stock.

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



                                                         Three months ended                  Nine months ended
                                                             September 30,                      September 30,
                                                    -------------------------------    -------------------------------
                                                        2005              2004             2005              2004
                                                    --------------    -------------    --------------    -------------
                                                             ($ in thousands, except product shipment data)
Titanium melted and mill products:
   Melted product net sales                         $     31,137      $     16,461     $     77,044      $     51,942
   Mill product net sales                                128,184            87,183          373,793           268,111
   Other product sales                                    30,711            16,602           78,176            44,806
                                                    --------------    -------------    --------------    -------------

                                                    $    190,032      $    120,246     $    529,013      $    364,859
                                                    ==============    =============    ==============    =============

Melted product shipments:
   Volume (metric tons)                                    1,345             1,180            4,120             3,935
   Average selling price ($ per kilogram)           $      23.15      $         13.95  $      18.70      $      13.20

Mill product shipments:
   Volume (metric tons)                                    2,940             2,695            9,380             8,525
   Average selling price ($ per kilogram)           $      43.60      $         32.35  $      39.85      $      31.45

Note 17 - Accounting principles not yet adopted

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"), which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and the Company will adopt SFAS No. 151 on January 1, 2006. Because of the Company's currently expected capacity utilization levels for 2006, the Company does not believe that adoption of this statement will have a material impact on its consolidated financial position or results of operations.

         In  December  2004,  the FASB  issued  SFAS  No.  123  (revised  2004),
Share-Based Payment ("SFAS No. 123R"), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS No. 123R, the pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. As permitted by SEC regulations, the Company will adopt SFAS No. 123R as of January 1, 2006 and the adoption of SFAS No. 123R will not have any effect on the Company's financial position or results of operations, as all of TIMET's outstanding options are fully vested.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Summarized financial information. The following table summarizes certain information regarding the Company's results of operations for the three and nine months ended September 30, 2005 and 2004. Average selling prices, as reported by the Company, are a reflection of not just actual selling prices received by the Company, but also include other related factors such as currency exchange rates and customer and product mix during a given period. Consequently, changes in average selling prices from period to period will be impacted by changes occurring not just in actual prices, but by these other factors as well. The percentage change information presented below represents changes from the respective prior year.



                                                          Three months ended                 Nine months ended
                                                            September 30,                      September 30,
                                                    -------------------------------    -------------------------------
                                                        2005              2004             2005              2004
                                                    --------------    -------------    --------------    -------------
                                                             ($ in thousands, except product shipment data)
Net sales:
   Melted products                                  $     31,137      $     16,461     $     77,044      $     51,942
   Mill products                                         128,184            87,183          373,793           268,111
   Other products                                         30,711            16,602           78,176            44,806
                                                    --------------    -------------    --------------    -------------

Net sales                                           $    190,032      $    120,246     $    529,013      $    364,859
                                                    ==============    =============    ==============    =============

Gross margin (1)                                          55,748            14,712          132,583            44,503
Gross margin percent of net sales (1)                        29%               12%              25%               12%

Melted product shipments:
   Volume (metric tons)                                    1,345             1,180            4,120             3,935
   Average selling price ($ per kilogram)           $      23.15      $      13.95     $      18.70      $      13.20

Mill product shipments:
   Volume (metric tons)                                    2,940             2,695            9,380             8,525
   Average selling price ($ per kilogram)           $      43.60      $      32.35     $      39.85      $      31.45

Percentage change in:
   Sales volume:
       Melted products                                       +14                -3               +5               +12
       Mill products                                          +9               +34              +10               +31

   Average selling prices:
       Melted products                                       +66               +39              +42               +12
       Mill products                                         +35                 -              +27                -2

   Selling prices - excludes changes in product mix:
       Melted products                                       +44               +15              +29                +6
       Mill products in U.S. dollars                         +31                +6              +23                +4
       Mill products in billing currencies (2)               +31                +2              +22                -1
----------------------------------------------------------------------------------------------------------------------

(1) The 2004 periods have been restated for the Company's change in method of inventory costing, effective on January 1, 2005. See Notes 1 and 2 to the Consolidated Financial Statements.
(2)  Excludes the effect of changes in foreign currencies.

         In connection with finalizing the preparation of the Company's consolidated financial statements for the third quarter of 2005, the Company determined that certain cost variances in prior periods that had been charged to cost of sales when incurred should have been capitalized into inventory and allocated to cost of sales when the related inventory was sold. The Company has analyzed the impact of this error and has determined that prior periods' annual and quarterly financial statements were not materially misstated. The Company changed its methodology of capitalizing variances to inventory, effective during the third quarter of 2005, so that such variances are now initially capitalized into inventory and then expensed to cost of sales in future periods as the related inventory is sold. The cumulative effect of this change on the Company's consolidated third quarter results during the third quarter of 2005 was an increase in inventory and a decrease in cost of sales of $0.9 million, and an increase in net income attributable to common stockholders of $0.6 million (or $0.01 per diluted share).

         Third quarter of 2005 compared to third quarter of 2004. Melted product sales increased 89% and mill product sales increased 47% during the third quarter of 2005 compared to the year ago period, primarily due to significant increases in average selling prices for both melted and mill products. Mill product sales volume in the third quarter of 2005 was adversely impacted by various manufacturing interruptions related to certain production equipment breakdowns at the Company's U.S. and European locations. Other non-mill product sales increased 85% compared to the year ago period due principally to higher selling prices for titanium scrap and improved demand for the Company's fabrication products. Average selling prices use actual customer and product mix and foreign currency exchange rates prevailing during the respective periods. The Company's melted products are generally sold only in U.S. dollars. Average selling prices for both melted and mill products were positively affected by current market conditions and changes in customer and product mix.

         In addition to average selling price increases, the third quarter of 2005 was positively impacted by a 14% increase in melted product sales volume and a 9% increase in mill product sales volume, a result of increased demand across all market segments.

         Effective January 1, 2005, the Company changed its method for inventory costing from the LIFO cost method to the specific identification cost method for the approximate 40% of the Company's consolidated inventories previously accounted for under the LIFO cost method. With the significant volatility seen recently in raw material prices, the Company believes this change in accounting method provides a better matching of revenues and expenses. As required by GAAP, the Company has restated its financial statements for prior periods. As a result of this change, the Company's cost of sales for the three months ended September 30, 2004 was restated to $105.5 million, a decrease of $1.1 million from the previously reported amount. See Notes 1 and 2 to the Consolidated Financial Statements.

         Gross margin (net sales less cost of sales) increased during the third quarter of 2005 compared to the year ago period primarily due to higher average selling prices and improved plant operating rates (from 72% in the third quarter of 2004 to 77% in the third quarter of 2005). In addition, the Company generated an additional $5.1 million of gross margin from the sale of titanium scrap and other non-mill products during the third quarter of 2005, as compared to the year ago period. These positive effects were partially offset by higher costs for raw materials as compared to the year ago period.

         Selling, general, administrative and development expenses increased from $11.7 million during the third quarter of 2004 to $13.3 million during the third quarter of 2005, principally as a result of increased personnel costs as compared to the year ago period.

         The Company recognized equity in earnings of joint ventures of $1.2 million during the third quarter of 2005, compared to $0.4 million during the year ago period. This change was principally due to improved operating results of VALTIMET, the Company's minority-owned welded tube joint venture.

         Net other income (expense) decreased during the third quarter of 2005 as compared to the year ago period primarily related to lower Boeing take-or-pay income during the 2005 period as compared to the 2004 period. Boeing purchased approximately 0.8 million pounds of titanium from the Company during the 2005 period, as compared to approximately 0.4 million pounds of titanium during the 2004 period.

         First nine months of 2005 compared to first nine months of 2004. Melted product sales increased 48% and mill product sales increased 39% during the first nine months of 2005 compared to the first nine months of 2004, primarily due to significant increases in average selling prices for both melted and mill products. Other non-mill product sales increased 74% compared to the year ago period due principally to higher selling prices for titanium scrap and improved demand for the Company's fabrication products. Average selling prices use actual customer and product mix and foreign currency exchange rates prevailing during the respective periods. Average selling prices for both melted and mill products were positively affected by current market conditions and changes in customer and product mix. Mill product average selling prices during the first nine months of 2005 were also positively affected by the relative weakness of the U.S. dollar compared to both the British pound sterling and the euro.

         In addition to average selling price increases, the first nine months of 2005 were positively impacted by a 5% increase in melted product sales volume and a 10% increase in mill product sales volume, a result of increased demand across all market segments.

         As a result of the Company's change in inventory costing methods (as previously discussed), the Company's cost of sales for the nine months ended September 30, 2004 was restated to $320.4 million, a decrease of $3.0 million from the previously reported amount. See Notes 1 and 2 to the Consolidated Financial Statements.

         Gross margin increased during the nine months ended September 30, 2005 compared to the year ago period primarily due to higher average selling prices and improved plant operating rates (from 72% during the nine months ended September 30, 2004 to 78% during the nine months ended September 30, 2005). In addition, the Company generated an additional $15.0 million of gross margin from the sale of titanium scrap and other non-mill products during the first nine months of 2005, as compared to the year ago period. These positive effects were offset by higher raw material costs as well as charges to cost of sales during the 2005 period for:

         o $3.6 million of additional costs during the 2005 period related to the accrual of certain performance-based employee incentive compensation payments, as compared to the first nine months of 2004; and

         o        A $1.2  million  noncash  impairment  charge  during  the 2005
                  period  related  to  the  Company's   abandonment  of  certain
                  manufacturing equipment.

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

         Selling, general, administrative and development expenses increased from $32.4 million during the first nine months of 2004 to $38.6 million during the first nine months of 2005, principally as a result of (i) $1.0 million of additional auditing and consulting costs incurred during the first quarter of 2005 primarily related to the Company's compliance with the Sarbanes-Oxley Act's internal control requirements for the fiscal year ended December 31, 2004, (ii) additional personnel costs, including $0.9 million of additional costs related to the accrual of certain performance-based employee incentive compensation payments and (iii) a $0.3 million reduction in the first quarter of 2004 related to the previously discussed change in the Company's vacation policy.

         The Company recognized equity in earnings of joint ventures of $3.4 million during the first nine months of 2005, compared to $0.2 million during year ago period. This change was principally due to improved operating results of VALTIMET.

         Net other income (expense) decreased during the first nine months of 2005 primarily related to lower Boeing take-or-pay income during the 2005 period as compared to the 2004 period. Boeing purchased approximately 2.2 million pounds of titanium from the Company during the 2005 period, as compared to approximately 1.2 million pounds of titanium during the 2004 period. This decrease was partially offset by the Company's settlement of a $1.8 million customer claim during the first quarter of 2005 regarding prior order cancellations from such customer.

         Non-operating income (expense).

                                                         Three months ended                  Nine months ended
                                                             September 30,                      September 30,
                                                    -------------------------------    -------------------------------
                                                        2005              2004             2005              2004
                                                    --------------    -------------    --------------    -------------
                                                                             (In thousands)
Interest expense:
   On debt payable to the Capital Trust             $        165      $      2,357     $        563      $      9,604
   On bank debt and capital leases                           915               742            2,134             1,893
                                                    --------------    -------------    --------------    -------------

                                                    $      1,080      $      3,099     $      2,697      $     11,497
                                                    ==============    =============    ==============    =============

Dividends and interest                              $        491      $         68     $      1,440      $        304
Equity in earnings of common
   securities of the Capital Trust                            70               103              276               320
Gain on sale of property                                       -                 -           13,881                 -
Gain on BUCS exchange, net                                     -            15,465                -            15,465
Foreign exchange gain, net                                   498              (471)           2,030               100
Other, net                                                   291               234             (109)              107
                                                    --------------    ------------- -- --------------    -------------

                                                    $      1,350      $     15,399     $     17,518      $     16,296
                                                    ==============    =============    ==============    =============

         Prior to September 1, 2004, quarterly interest expense on the Company's debt payable to the Capital Trust approximated $3.4 million, exclusive of any accrued interest on deferred interest payments. On September 1, 2004, the Company exchanged 97.1% of its outstanding BUCS for its Series A Preferred Stock. After such exchange, interest expense related to the remaining debt payable to the Capital Trust approximated $0.2 million per quarter, partially offset by $0.1 million of equity in earnings related to the Company's holdings of the common securities of the Capital Trust. On September 1, 2005, the Company and the Capital Trust agreed to the cancellation of 120,907 of the Capital Trust's common securities. Upon such cancellation, the related equity in earnings became insignificant and the interest expense on debt payable to the Capital Trust decreased to approximately $0.1 million per quarter. See Note 9 to the Consolidated Financial Statements.

         Dividends and interest income during the three and nine months ended September 30, 2005 and 2004 consisted of dividends received on the Company's investments in marketable securities and interest income earned on cash and cash equivalents.

         In November 2004, pursuant to an agreement with BMI, the Company sold certain property located adjacent to its Henderson, Nevada plant site to BMI, a 32%-owned indirect subsidiary of Valhi, and recorded a $12 million deferred gain related to the cash proceeds received in November 2004. During the second quarter of 2005, the Company ceased using the property and, accordingly, recognized a $13.9 million gain related to the sale of such property, which is comprised of (i) the previously reported $12.0 million cash proceeds received in November 2004, (ii) the reversal of $0.6 million previously accrued by the Company for potential environmental issues related to the property and (iii) an additional $1.2 million cash payment received from BMI in June 2005.

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

         Income taxes. The Company operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income or loss can impact the Company's overall effective tax rate. For the nine months ended September 30, 2005 and 2004, the Company's income tax rate varied from the U.S. statutory rate primarily due to changes in the deferred income tax valuation allowance related to the Company's tax attributes with respect to the "more-likely-than-not" recognition criteria during those periods. See Note 12 to the Consolidated Financial Statements.

         The Company periodically reviews its deferred income tax assets to determine if future realization is more likely than not. During the first quarter of 2005, based on the Company's recent history of U.S. income, its near term outlook and the effect of its change in method of inventory costing from the LIFO cost method to the specific identification cost method for U.S. federal income tax purposes (see Note 1), the Company changed its estimate of its ability to utilize the tax benefits of its U.S. NOL carryforwards, AMT credit carryforwards and other net deductible temporary differences (other than the majority of the Company's capital loss carryforwards). Consequently, the Company determined that its net deferred income tax asset related to such U.S. tax attributes and other net deductible temporary differences now meets the "more-likely-than-not" recognition criteria. Accordingly, the Company reversed $28.2 million of the valuation allowance attributable to such U.S. deferred income tax asset in the first nine months of 2005 ($5.6 million in the third quarter) and the Company will reverse the remaining U.S. valuation allowance attributable to its U.S. net deferred income tax asset of $8.6 million during the fourth quarter of 2005 in accordance with the GAAP requirements of accounting for income taxes at interim dates.

         During the first quarter of 2005, based on the Company's recent history of U.K. income, its near term outlook and its historic U.K. profitability, the Company also changed its estimate of its ability to utilize its net deductible temporary differences and other tax attributes related to the U.K., primarily comprised of (i) the future benefits associated with the reversal of its U.K. minimum pension liability deferred income tax asset and (ii) the benefits of its U.K. NOL carryforward. Consequently, the Company determined that its net deferred income tax asset in the U.K. now meets the "more-likely-than-not" recognition criteria. Accordingly, the Company reversed $13.1 million of the valuation allowance attributable to such deferred income tax asset in the first nine months of 2005 ($0.1 million in the third quarter) and the Company will reverse the remaining U.K. valuation allowance of $0.3 million during the fourth quarter of 2005 in accordance with the GAAP requirements of accounting for income taxes at interim dates.

         In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law provides for a special 85% deduction for certain dividends received from controlled foreign corporations in 2005. In the second quarter of 2005, the Company completed its evaluation of this new provision and determined that it would benefit from the special dividend received deduction. As a consequence, the Company repatriated $19 million of earnings from its European subsidiaries in the third quarter of 2005. The $1 million related tax impact of this repatriation was recorded as tax expense in the second quarter of 2005 in accordance with the requirements of FASB Staff Position No. 109-2. However, the Company has not provided for U.S. deferred income taxes or foreign withholding taxes on basis differences in its non-U.S. consolidated subsidiaries that result primarily from undistributed earnings the Company intends to reinvest indefinitely. Determination of the deferred income tax liability on these basis differences is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

         Dividends on Series A Preferred Stock. Shares of the Company's Series A Preferred Stock are convertible, at any time, at the option of the holder thereof, into three and one-third shares of the Company's common stock, subject to adjustment in certain events. The Series A Preferred Stock is not mandatorily redeemable, but is redeemable at the option of the Company under certain circumstances. When, as and if declared by the Company's board of directors, holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends at the rate of 6.75% of the $50 per share liquidation preference per annum per share (equivalent to $3.375 per annum per share). During the third quarter of 2005, certain holders of the Series A Preferred Stock converted an aggregate of 555,390 shares of the Series A Preferred Stock into 1,852,697 shares of TIMET's common stock. The Company paid dividends of $2.8 million and $9.4 million during the three and nine months ended September 30, 2005, respectively, to holders of the Series A Preferred Stock.

         European operations. The Company has substantial operations located in Europe, principally the U.K., France and Italy. Approximately 40% of the Company's sales originated in Europe for the nine months ended September 30, 2005, of which approximately 59% were denominated in the British pound sterling or the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for the Company's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of the Company's European subsidiaries are those of their respective countries, and the European subsidiaries are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of the Company's European operations may be in U.S. dollars or in functional currencies. The Company's export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations.

         The Company does not use currency contracts to hedge its currency exposures. At September 30, 2005, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $51.9 million and $41.9 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable and accounts payable.

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

         Over the past several quarters, the Company has seen the availability of raw materials (primarily titanium scrap and sponge) tighten, and, consequently, the prices for such raw materials increased generally over that period. The Company currently expects that a shortage in raw materials is likely to continue throughout 2006, which could limit the Company's ability to produce enough titanium products to fully meet customer demand. In addition, the Company has certain long-term agreements that limit the Company's ability to pass on all of its increased raw material costs to its customers.

         In July 2005, The Airline Monitor, a leading aerospace publication, issued its semi-annual forecast for commercial aircraft deliveries. This new forecast increased its estimate of large commercial aircraft deliveries over the next five years beginning in 2006 by 460 planes, including 55 additional Boeing 787 wide bodies (which are expected to require a higher percentage of titanium in their airframes, engines and other parts than any other commercial aircraft). This updated forecast supports the Company's belief that the titanium industry is in the early stages of the business cycle and that the current uptrend will likely continue through 2006 and beyond.

         The Company's backlog at the end of September 2005 was a record $710 million, a $130 million (22%) increase over the $580 million backlog at the end of June 2005 and a $310 million (78%) increase over the $400 million backlog at the end of September 2004.

         The Company's cost of sales is affected by a number of factors including customer and product mix, material yields, plant operating rates, raw material costs, labor and energy costs. Raw material costs, which include sponge, scrap and alloys, represent the largest portion of the Company's manufacturing cost structure. As previously reported, scrap and certain alloy prices have increased significantly from year ago prices, and increased energy costs also continue to have a negative impact on gross margin. However, the Company has recently begun to see a softening of certain alloy costs.

         Overall, the Company currently expects it sales and operating income in the fourth quarter and full year of 2005 will continue to be higher than the comparable amounts in 2004 due primarily to higher average selling prices and sales volumes for both melted and mill products and higher production capacity utilization, offset in part by higher costs for raw materials and energy. Income attributable to common stockholders is also expected to be higher in the fourth quarter and full year of 2005 due to the higher expected operating income as well as the favorable effect of the $13.9 million second quarter 2005 non-operating gain on the sale of certain property and a $50.2 million income tax benefit in 2005 related to the reversal of the Company's deferred income tax asset valuation allowance in the U.S. and the U.K.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's consolidated cash flows for the nine months ended September 30, 2005 and 2004 are presented below. The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

                                                                              Nine months ended September 30,
                                                                        --------------------------------------------
                                                                               2005                    2004
                                                                        --------------------    --------------------
                                                                                      (In thousands)
Cash provided (used) by:
   Operating activities                                                 $          17,052       $        (19,414)
   Investing activities                                                           (43,650)               (40,003)
   Financing activities                                                            25,884                 32,576
                                                                        --------------------    --------------------

   Net cash used by operating, investing and
     financing activities                                               $            (714)      $        (26,841)
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

         Net income was $114.6 million for the nine months ended September 30, 2005, compared to net income of $28.5 million for the nine months ended September 30, 2004.

         Accounts receivable increased during the first nine months of 2005 and 2004 primarily as a result of increased sales. Inventories increased during the first nine months of 2005 and 2004 as a result of increased run rates and related inventory build in order to meet expected customer demand, as well as the effects of increased raw material costs.

         Changes in accounts payable and accrued liabilities reflect, among other things, the timing of (i) payments to suppliers of titanium sponge, titanium scrap and other raw material purchases and (ii) changes to accrued employee benefits, including performance-based employee incentive compensation. During the first nine months of 2004, accrued liabilities also decreased due to payment of the $2.8 million final installment related to termination of the Company's prior agreement with Wyman-Gordon Company.

         The increase in customer advances during the first nine months of 2005 and 2004 primarily reflects the Company's receipt of a $27.9 million advance from Boeing in each of January 2005 and 2004, partially offset by the application of customer purchases. Under the terms of the previous Boeing LTA, Boeing advanced TIMET $28.5 million annually, less $3.80 per pound of titanium product purchased from TIMET by Boeing subcontractors during the preceding year.

         See "Results of Operations - Income taxes" for discussion of the Company's income taxes.

         Investing activities. The Company's capital expenditures were $43.3 million for the nine months ended September 30, 2005, compared to $10.9 million for the comparable period in 2004, principally for replacement of machinery and equipment, capacity maintenance and environmental compliance and improvement. The 2005 amount includes $20.2 million related to construction of the water conservation facility and $4.9 million related to the expansion of the Company's sponge plant in Henderson, Nevada. During the first nine months of 2005, the Company purchased 146,900 shares of CompX Class A common stock for $2.2 million. During the first nine months of 2004, the Company purchased 2,212,820 shares of CompX Class A common stock for $26.7 million and 221,100 shares of NL Industries, Inc. common stock for $2.5 million. See Note 3 to the Consolidated Financial Statements.

         Financing activities. Cash provided during the nine months ended September 30, 2005 related primarily to the Company's net borrowings of $32.5 million, used in part to (i) fund construction of the water conservation facility as well as the Company's expansion of its sponge plant and (ii) support the accumulation of inventory in order to meet expected customer demand. The Company also received $5.3 million from the issuance of common stock related to the exercise of certain employee stock options during the 2005 period. These cash inflows were partially offset by the Company's $9.7 million payment of dividends on the Company's Series A Preferred Stock. In addition, the Company's 70%-owned subsidiary, TIMET Savoie, S.A. made dividend payments to its 30% minority partner of $2.2 million during the second quarter of 2005 and $0.7 million during the second quarter 2004. The Company had $33.8 million of net borrowings during the nine months ended September 30, 2004, primarily to support the Company's accumulation of inventory in order to meet expected customer demand during the balance of 2004 and into 2005 and to fund its investing activities.

         Borrowing arrangements. During the second quarter of 2005, the Company amended its U.S. credit facility to increase its maximum authorized borrowings from $105 million to $125 million. In addition, the amended credit facility reduced the excess availability requirement related to the payment of dividends on the Company's Series A Preferred Stock and distributions on the Capital Trust's BUCS from $25 million to $10 million. During the first quarter of 2004, the Company amended its U.S. credit facility to, among other things, allow the Company the flexibility to remove the equipment component from the determination of the Company's borrowing availability in order to avoid the costs of an appraisal. Interest currently accrues at rates based on LIBOR plus 2% or bank prime rate plus 0.5%. Borrowings are collateralized by substantially all of the Company's U.S. assets. The Company was in compliance with all covenants for all periods during the nine months ended September 30, 2005 and 2004. As of September 30, 2005, the Company had outstanding borrowings under the U.S. credit agreement of $65.0 million, and excess availability was approximately $56 million.

         During the second quarter of 2005, the Company's subsidiary, TIMET UK, terminated its previous credit agreement and entered into a new working capital credit facility that expires on April 30, 2008. Under the new U.K. credit facility, TIMET UK may borrow up to (pound)22.5 million, subject to a formula-determined borrowing base derived from the value of accounts receivable, inventory and property, plant and equipment. Borrowings under the U.K. facility can be in various currencies, including U.S. dollars, British pounds sterling and euros and are collateralized by substantially all of TIMET UK's assets. Interest on outstanding borrowings generally accrues at rates that vary from 1.125% to 1.375% above the lender's published base rate. The U.K. facility agreement also contains financial ratios and covenants customary in lending transactions of this type, including a minimum net worth covenant. TIMET UK was in compliance with all covenants for all periods during the nine months ended September 30, 2005 and 2004. As of September 30, 2005, the Company had outstanding borrowings under the U.K. facility of $10.7 million, and unused borrowing availability was approximately $29 million.

         The Company also has overdraft and other credit facilities at certain of its other European subsidiaries. These facilities accrue interest at various rates and are payable on demand. As of September 30, 2005, the Company had no borrowings under these facilities, and unused borrowing availability was approximately $17 million.

         No dividends were paid by the Company on its common stock during the three and nine months ended September 30, 2005 or 2004. During the three and nine months ended September 30, 2005, the Company paid $3.1 million and $9.7 million in dividends on its Series A Preferred Stock.

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

         The Company completed a two-for-one split of its common stock, which was effected in the form of a stock dividend (whereby an additional one share of post-split stock was distributed for each share of pre-split stock) and became effective after the close of trading on September 6, 2005. The Company completed a five-for-one split of its common stock, which was effected in the form of a stock dividend (whereby an additional four shares of post-split stock were distributed for each share of pre-split stock) and became effective after the close of trading on August 26, 2004. All share and per share disclosures have been adjusted to give effect to these stock splits.

         Effective July 1, 2005, the Company amended its LTA with Boeing for the purchase and sale of titanium products. The new LTA expires on December 31, 2010 and provides for, among other things, (i) mutual annual purchase and supply commitments by both parties, (ii) continuation of the existing buffer inventory program currently in place for Boeing and (iii) certain improved product pricing. Beginning in 2006, the new LTA also replaces the take-or-pay provisions of the previous LTA with an annual makeup payment early in the following year in the event Boeing purchases less than its annual volume commitment in any year. Based on its current expectations of Boeing purchases during 2006, the Company anticipates that any annual makeup payment for 2006 will be minimal.

         On September 1, 2005, the Company and the Capital Trust agreed to the cancellation of 120,907 of the Capital Trust's common securities (all of which were held by the Company) and a corresponding cancellation of $6.0 million of the Company's 6.625% convertible junior subordinated debentures (the "Subordinated Debentures ") (all of which were held by the Capital Trust). There was no net effect of this transaction on the Company's consolidated financial position or results of operations, as the Company's carrying value of the common securities of the Capital Trust that were cancelled equaled the carrying value of the of the Subordinated Debentures that were also cancelled.

         On August 12, 2005, the Company retired all 90,000 shares of its treasury stock. The retirement of such treasury stock, which had a cost basis of $1.2 million, resulted in a $900 reduction of common stock, a $990,000 reduction of additional paid-in capital and a $217,000 increase in accumulated deficit.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For a discussion of the Company's market risks, refer to the Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the 2004 Annual Report. There have been no material changes to the information provided that would require additional information with respect to the nine months ended September 30, 2005.

Item 4.       CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Harold
C. Simmons, the Company's Chairman of the Board and Chief Executive Officer, and Bruce P. Inglis, the Company's Vice President - Finance and Corporate Controller, have evaluated the Company's disclosure controls and procedures as of September 30, 2005. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

         Changes in internal control over financial reporting. During the third quarter of 2005, the Company implemented new accounting software at the Company's operations in France, replacing a combination of older systems as the Company's sole principal accounting software system at this location. The implementation, effective July 3, 2005, was carried out according to a plan based on Company policy that included controls to (i) safeguard data migrated to the new system, (ii) test the functionality of the new system in a development environment prior to implementation and (iii) develop a post-implementation internal control environment. Management has conducted testing of the implementation plan and the post-implementation environment and has limited evidence that internal controls involved with the development of new software are operating effectively. As a result of the implementation, certain controls previously operating in France were migrated to the Company's UK location for the third quarter of 2005. Further testing of the post-implementation control environment will be necessary for management to conclude that its internal controls over information technology and internal controls over financial reporting as a whole are operating effectively at this location. Management expects to conclude its evaluation by the end of the fourth quarter of 2005.

PART II. - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

         Reference is made to Note 14 of the Consolidated Financial Statements, which information is incorporated herein by reference, and to the Company's 2004 Annual Report for descriptions of certain previously reported legal proceedings.

Item 6.    EXHIBITS

10.1* General Terms Agreement between The Boeing Company and Titanium Metals Corporation, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K/A filed with the SEC on November 16, 2005.

10.2* Special Business Provisions between The Boeing Company and Titanium Metals Corporation, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K/A filed with the SEC on November 16, 2005.

31.1    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        * Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

Note: The Company has retained a signed original of any exhibit listed above that contains signatures, and the Company will provide any such exhibit to the SEC or its staff upon request. Such request should be directed to the attention of the Company's Corporate Secretary at the Company's corporate offices located at 1999 Broadway, Suite 4300, Denver, Colorado 80202.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TITANIUM METALS CORPORATION
                                       -----------------------------------------



Date:  January 4, 2006              By  /s/ Harold C. Simmons
                                        -------------------------------------
                                        Harold C. Simmons
                                        Chairman of the Board and
                                        Chief Executive Officer


Date: January 4, 2006               By  /s/ Bruce P. Inglis
                                        --------------------------------------
                                        Bruce P. Inglis
                                        Vice President - Finance and Corporate
                                         Controller