Form 10-K
period 2005-12-31
TITANIUM METALS CORP
filed 2006-03-24
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                         Commission file number 0-28538

                           Titanium Metals Corporation
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     13-5630895
------------------------------------          ---------------------------------
(State or other jurisdiction of               (IRS employer identification no.)
 incorporation or organization)

                5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240
        -----------------------------------------------------------------
          (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code: (972) 233-1700
                                                          --------------

           Securities registered pursuant to Section 12(b) of the Act:

 Common Stock ($.01 par value)                  New York Stock Exchange
-------------------------------     -------------------------------------------
      (Title of each class)         (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:

          6 3/4% Series A Convertible Preferred Stock ($.01 par value)
       ------------------------------------------------------------------
                                (Title of class)

Indicate by check mark:

If the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No X

If the  Registrant  is not  required to file  reports  pursuant to Section 13 or
Section 15(d) of the Act. Yes __ No X

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

If disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K __

Whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer __ Accelerated filer X Non-accelerated filer __.

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X

The aggregate market value of the 25,185,912 shares of voting stock held by nonaffiliates of Titanium Metals Corporation as of June 30, 2005 approximated $357.6 million. There are no shares of non-voting stock outstanding. As of March 10, 2006, 73,725,762 shares of common stock were outstanding.

                      Documents incorporated by reference:

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Information

     The statements contained in this Annual Report on Form 10-K ("Annual Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and in Item 1
- Business, Item 1A - Risk Factors, Item 2 - Properties, Item 3 - Legal Proceedings and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can generally be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "could," "anticipates," "expects" or comparable terminology or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurance that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including risks and uncertainties in those portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission ("SEC") which include, but are not limited to, the cyclicality of the commercial aerospace industry, the performance of aerospace manufacturers and the Company under their long-term agreements, the existence or renewal of certain long-term agreements, the difficulty in forecasting demand for titanium products, global economic and political conditions, global productive capacity for titanium, changes in product pricing and costs, the impact of long-term contracts with vendors on the ability of the Company to reduce or increase supply, the possibility of labor disruptions, fluctuations in currency exchange rates, fluctuations in the market price of marketable securities, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product or new market development, the availability of raw materials and services, changes in raw material prices and other operating costs (including energy costs), possible disruption of business or increases in the cost of doing business resulting from terrorist activities or global conflicts, the potential for adjustment of the Company's deferred income tax asset valuation allowance and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

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

     Titanium was first manufactured for commercial use in the 1950s. Titanium's unique combination of corrosion resistance, elevated-temperature performance and high strength-to-weight ratio makes it particularly desirable for use in commercial and military aerospace applications where these qualities are essential design requirements for certain critical parts such as wing supports and jet engine components. While aerospace applications have historically accounted for a substantial portion of the worldwide demand for titanium, the number of non-aerospace end-use markets for titanium has expanded substantially. Today, numerous industrial uses for titanium exist, including chemical plants, power plants, desalination plants and pollution control equipment. Demand for titanium is also increasing in emerging markets with such diverse uses as offshore oil and gas production installations, automotive, geothermal facilities and architectural applications.

     TIMET's products include titanium sponge, melted products, mill products and industrial fabrications. The titanium industry is comprised of several manufacturers that, like TIMET, produce a relatively complete range of titanium products and a significant number of producers worldwide that manufacture a limited range of titanium mill products.

     The Company's long-term strategy is to maximize the value of its core aerospace business while also developing new markets, applications and products to help reduce its historical dependence on the commercial aerospace industry. In the near-term, the Company continues to focus on maintaining a lean cost structure, managing its raw material requirements, improving the quality of its products and processes and taking other actions to maximize its cash flow and profitability.

     Industry. The Company develops certain industry estimates based on its extensive experience within the titanium industry as well as information obtained from publicly available external resources (e.g., United States
Geological Survey, International Titanium Association and Japan Titanium Society). The Company estimates that it accounted for approximately 18% and 19% of worldwide industry shipments of titanium mill products in 2005 and 2004, respectively, and approximately 8% and 10% of worldwide titanium sponge production in 2005 and 2004, respectively. The following table illustrates the Company's estimates of aggregate titanium industry mill product shipments during 2005 and 2004:

                                                                       Year ended December 31,               %
                                                                  ----------------------------------
                                                                       2005               2004             change
                                                                  ----------------    --------------     -----------
                                                                            (metric tons)
Mill product shipments to:
  Commercial aerospace sector                                           24,000              20,900            +15%
  Military sector                                                        6,200               4,700            +32%
  Industrial sector                                                     35,600              32,300            +10%
  Emerging markets sector                                                2,700               2,300            +17%
                                                                  ----------------    --------------

Aggregate mill product shipments to all sectors                         68,500              60,200            +14%
                                                                  ================    ==============

     The titanium industry historically has derived a substantial portion of its business from the commercial aerospace sector. Demand for titanium products within the commercial aerospace sector is derived from both jet engine components (e.g., blades, discs, rings and engine cases) and airframe components (e.g., bulkheads, tail sections, landing gear, wing supports and fasteners). The commercial aerospace sector has a significant influence on titanium companies, particularly mill product producers such as TIMET.

     The Company's business is more dependent on commercial aerospace demand than is the overall titanium industry, as approximately 59% of the Company's mill product shipment volume in 2005 was to the commercial aerospace sector, whereas, as indicated by the above table, approximately 35% of the overall titanium industry's shipment volume in 2005 was to the commercial aerospace sector.

     The cyclical nature of the commercial aerospace industry has been the principal driver of the historical fluctuations in the performance of most titanium companies. Over the past 20 years, the titanium industry had cyclical peaks in mill product shipments in 1989, 1997 and 2001 and cyclical lows in 1983, 1991, 1999 and 2003. Prior to 2004, demand for titanium reached its highest level in 1997 when industry mill product shipments reached approximately 60,700 metric tons. However, since 1997, industry mill product shipments have fluctuated significantly, primarily due to a continued change in demand for titanium from the commercial aerospace sector. The Company estimates that industry shipments approximated 60,200 metric tons in 2004 and 68,500 metric tons in 2005. The Company currently expects 2006 total industry mill product shipments to increase by only 5% to 10% as compared to 2005, due to tightness of raw material supply.

     The Airline Monitor, a leading aerospace publication, traditionally issues forecasts for commercial aircraft deliveries each January and July. According to The Airline Monitor, large commercial aircraft deliveries for the 1996 to 2005 period peaked in 1999 with 889 aircraft, including 254 wide body aircraft that use substantially more titanium than their narrow body counterparts. Large commercial aircraft deliveries totaled 650 (including 152 wide bodies) in 2005. The following table summarizes The Airline Monitor's most recently issued forecast (January 2006) for large commercial aircraft deliveries over the next five years:

                                                                              % increase (decrease)
                                     Forecasted deliveries                     over previous year
                               -----------------------------------    --------------------------------------
            Year                   Total           Wide bodies             Total             Wide bodies
      ------------------       --------------    -----------------    ----------------    ------------------

            2006                    840                193                    29.2%               27.0%
            2007                    920                217                     9.5%               12.4%
            2008                    985                259                     7.1%               19.4%
            2009                   1,030               294                     4.6%               13.5%
            2010                   1,030               314                     -                   6.8%

     The latest forecast from The Airline Monitor reflects a significant increase from earlier such forecasts, in large part due to record levels of new orders placed for Boeing and Airbus models during 2005. Total order bookings for Boeing and Airbus in 2005 were 2,109 planes. Expectations are that new orders in 2006 will be significantly lower than 2005; however, the strong bookings in 2005 have increased the order backlog for both Boeing and Airbus in support of this increased forecast.

     Deliveries of titanium generally precede aircraft deliveries by about one year, although this varies considerably by titanium product. This correlates to the Company's cycle, which historically precedes the cycle of the aircraft industry and related deliveries. Although persistently high oil prices have had an adverse impact on the commercial airline industry, global commercial airline traffic increased in 2005 compared to 2004. The Company estimates that 2006 industry mill product shipments into the commercial aerospace sector will increase 15% to 20%, as compared to 2005.

     Wide body planes tend to use a higher percentage of titanium in their airframes, engines and parts than narrow body planes. Newer models of planes tend to use a higher percentage of titanium than older models. Newer wide body models such as the Airbus A380 and the Boeing 787 Dreamliner are expected to use an even greater quantity of titanium than previous wide body models. See further discussion of titanium usage for these new planes in "Business - Markets and customer base."

     Titanium shipments into the military sector are largely driven by government defense spending in North America and Europe. Military aerospace programs were the first to utilize titanium's unique properties on a large scale, beginning in the 1950s. Titanium shipments to military aerospace markets reached a peak in the 1980s before falling to historical lows in the early 1990s after the end of the Cold War. In recent years, titanium has become an accepted use in ground combat vehicles as well as in Naval applications. The importance of military markets to the titanium industry is expected to continue to rise in coming years as defense spending budgets increase in reaction to terrorist activities and global conflicts.

     Several of today's active U.S. military programs, including the C-17, F/A-18, F-16 and F-15 are expected to continue in production through the end of the current decade. However, a recent Quadrennial Defense Review (QDR) recommends that the US Air Force stop procurement of the C-17 with the 180 planes it now has on order, but this recommendation still must go through the federal budget process. Without further orders, the C-17 production line will close in 2008.

     In addition to the established C-17, F/A-18 and F-16 programs, new U.S. programs offer growth opportunities for increased titanium consumption. The F/A-22 Raptor was given full-rate production approval in April 2005. According to The Teal Group, a leading independent aerospace publication, the U.S. Air Force would like to purchase 381 aircraft, but the Department of Defense is now planning for only 179. However, additional F/A-22 Raptors may be manufactured for sale to foreign nations.

     In October 2001, Lockheed-Martin Corporation was awarded the contract for construction of the F-35 Joint Strike Fighter ("JSF"). The JSF is expected to enter low-rate initial production in late 2006, with delivery of the first production aircraft in 2009. Although no specific delivery patterns have been established, procurement is expected to extend over the next 30 to 40 years and to include as many as 3,000 to 4,000 planes, including sales to foreign nations. European military programs also have active aerospace programs offering the possibility for increased titanium consumption. Production levels for the Saab Gripen, Eurofighter Typhoon, Dassault Rafale and Dassault Mirage 2000 are all forecasted to remain steady through the end of the decade.

     Utilization of titanium on military ground combat vehicles for armor applique and integrated armor or structural components continues to gain acceptance within the military market segment. Titanium armor components provide the necessary ballistic performance while achieving a mission critical vehicle performance objective of reduced weight. In order to counteract increased threat levels, titanium is being utilized on vehicle upgrade programs in addition to new builds. Based on active programs, as well as programs currently under evaluation, the Company believes there will be additional usage of titanium on ground combat vehicles that will provide continued growth in the military market sector. In armor and armament, the Company sells plate and sheet products for fabrication into applique plate for protection application of the entire ground combat vehicle as well as the primary vehicle structure.

     Since titanium's initial applications, the number of end-use markets for titanium has significantly expanded. Established industrial uses for titanium include chemical plants, power plants, desalination plants and pollution control equipment. Rapid growth of the Chinese and other Southeast Asian economies has brought unprecedented demand for titanium-intensive industrial equipment. In November 2005, the Company entered into a joint venture with XI'AN BAOTIMET VALINOX TUBES CO. LTD. ("BAOTIMET") to produce welded titanium tubing in the Peoples Republic of China. BAOTIMET's production facilities will be located in Xi'an, China, and production is expected to begin in early 2007.

     Titanium continues to gain acceptance in many emerging market applications, including automotive, energy (including oil and gas) and architecture. Although titanium is generally higher cost than other competing metals, in many cases customers find the physical properties of titanium to be attractive from the standpoint of weight, performance, longevity, design alternatives, life cycle value and other factors. The Company continues to explore opportunities in these emerging market applications through marketing initiatives, research and development and proprietary alloys designed to provide more cost effective alternatives for these markets.

     Although the Company estimates that emerging market demand presently represents only about 4% of the 2005 total industry demand for titanium mill products, the Company believes emerging market demand, in the aggregate, could grow at double-digit rates over the next several years. The Company continues to actively pursue these markets and was able to grow its mill product shipments into emerging markets by more than 50% during 2005 as compared to 2004. Beginning in 2005, the Company no longer includes armor and armament related sales as part of its emerging markets sector, as titanium usage has become widely accepted for such applications. Accordingly, all such sales are now included in the Company's military sector and all prior periods have been restated to conform to this presentation.

     The automotive market continues to be an attractive emerging market due to its potential for sustainable long-term growth. TiMET Automotive is focused on developing and marketing proprietary alloys and processes specifically suited for automotive applications. Titanium is now used in several consumer car applications as well as in numerous motorcycles. At the present time, titanium is primarily used for exhaust systems, suspension springs, engine valves, connecting rods and turbocharger compressor wheels in consumer and commercial vehicles. In exhaust systems, titanium provides for significant weight savings, while its corrosion resistance provides life-of-vehicle durability. In suspension spring applications, titanium's low modulus of elasticity allows the spring's height to be reduced by 20% to 40% compared to a steel spring, which, when combined with the titanium's low density, permits 30% to 60% weight savings over steel spring suspension systems. Titanium engine components provide mass-reduction benefits that directly improve vehicle performance and fuel economy. The application of titanium to turbocharger compressor wheels is part of a solution to meet U.S. and European Union government-regulated diesel engine emissions requirements. TIMETAL proprietary alloys provide cost effective optimized performance for the various target applications. The decision to select titanium components for consumer car, truck and motorcycle components remains highly cost sensitive; however, the Company believes titanium's acceptance in consumer vehicles will expand as the automotive industry continues to better understand the benefits titanium offers.

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

     Products and operations. The Company is a vertically integrated titanium manufacturer whose products include:

     (i) titanium sponge, the basic form of titanium metal used in titanium products;

     (ii) melted products (ingot, electrodes and slab), the result of melting sponge and titanium scrap, either alone or with various alloys;

     (iii) mill products that are forged and rolled from ingot or slab, including long products (billet and bar), flat products (plate, sheet and strip) and pipe; and

     (iv) fabrications (spools, pipefittings, manifolds, vessels, etc.) that are cut, formed, welded and assembled from titanium mill products

     During the past three years, all of TIMET's net sales were generated by the Company's integrated titanium operations (its "Titanium melted and mill products" segment), its only business segment. Business and geographic financial information is included in Note 21 to the Consolidated Financial Statements.

     Titanium sponge (so called because of its appearance) is the commercially pure, elemental form of titanium metal. The first step in TIMET's sponge production involves the combination of titanium-containing rutile ores (derived from beach sand) with chlorine and petroleum coke to produce titanium tetrachloride. Titanium tetrachloride is purified and then reacted with magnesium in a closed system, producing titanium sponge and magnesium chloride as co-products. The Company's titanium sponge production facility in Henderson, Nevada incorporates vacuum distillation process ("VDP") technology, which removes the magnesium and magnesium chloride residues by applying heat to the sponge mass while maintaining a vacuum in the chamber. The combination of heat and vacuum boils the residues from the sponge mass, and then the mass is mechanically pushed out of the distillation vessel, sheared and crushed, while the residual magnesium chloride is electrolytically separated and recycled.

     Titanium ingot is a cylindrical solid shape that, in TIMET's case, weighs up to 8 metric tons. Titanium slab is a rectangular solid shape that, in TIMET's case, weighs up to 16 metric tons. Each ingot or slab is formed by melting titanium sponge, scrap or both, usually with various other alloys such as vanadium, aluminum, molybdenum, tin and zirconium. The melting process for ingot and slab is closely controlled and monitored utilizing computer control systems to maintain product quality and consistency and to meet customer specifications. In most cases, TIMET uses its ingot and slab as the starting material for further processing into mill products. However, it also sells ingot, electrodes and slab to third parties. Titanium scrap is a by-product of the forging, rolling, milling and machining operations, and significant quantities of scrap are generated in the production process for finished titanium products and components.

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

     Distribution. The Company sells its products through its own sales force based in the U.S. and Europe and through independent agents and distributors worldwide. The Company's distribution system also includes eight Company-owned service centers (five in the U.S. and three in Europe), which sell the Company's products on a just-in-time basis. The service centers primarily sell value-added and customized mill products, including bar, sheet, plate, tubing and strip. The Company believes its service centers provide a competitive advantage because of their ability to foster customer relationships, customize products to suit specific customer requirements and respond quickly to customer needs.

     Raw materials. The principal raw materials used in the production of titanium ingot, slab and mill products are titanium sponge, titanium scrap and alloys. The following table summarizes the Company's 2005 raw material usage requirements in the production of its melted and mill products:

                                                                          Percentage of total raw
                                                                           material requirements
                                                                        -----------------------------

              Internally produced sponge                                              29%
              Purchased sponge                                                        25%
              Titanium scrap                                                          40%
              Alloys                                                                   6%
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

     During 2005, the Company was the only major U.S. producer of titanium sponge and one of only six major worldwide producers (the others are located in Russia, Kazakhstan, the Ukraine and two in Japan). Additionally, there are two smaller sponge producers located in China. However, the Company cannot supply all of its needs for all grades of titanium sponge internally and is dependent, therefore, on third parties for a substantial portion of its sponge requirements. Titanium melted and mill products require varying grades of sponge and/or scrap depending on the customers' specifications and expected end use. Presently, TIMET and certain companies in Japan are the only producers of premium quality sponge that currently have complete approval for all significant demanding aerospace applications. Over the past few years, sponge producers in Russia and Kazakhstan have progressed in their efforts to obtain approval for the use of their sponge into all aerospace applications. This qualification process is likely to continue for several more years. Historically, the Company has purchased sponge predominantly from producers in Kazakhstan and Japan. In September 2002, the Company entered into a sponge supply agreement, effective from January 1, 2002 through December 31, 2007, which requires minimum annual purchases by the Company. The Company has no other long-term sponge supply agreements. Since 2000, the Company has also purchased sponge from the U.S. Defense Logistics Agency ("DLA") stockpile; however, the DLA stockpile became fully depleted during 2005. The Company expects to continue to purchase sponge from a variety of sources during 2006.

     The Company utilizes titanium scrap at its melting locations that is either generated internally, purchased from certain of its customers under various buyback arrangements or purchased externally on the open market. Such scrap consists of alloyed and commercially pure solids and turnings. Internally produced scrap is generated in the Company's factories during both melting and mill product processing. Scrap obtained through customer buyback arrangements provides a "closed loop" arrangement resulting in greater supply and cost stability. Externally purchased scrap comes from a wide range of sources, including customers, collectors, processors and brokers. The Company anticipates that 30% to 35% of the scrap it will utilize during 2006 will be purchased from external suppliers, as compared to 35% to 40% for 2005, due to the Company's successful efforts to increase its closed loop arrangements. The Company also occasionally sells scrap, usually in a form or grade it cannot economically recycle.

     Market forces can significantly impact the supply or cost of externally produced scrap. The amount of scrap generated in the supply chain varies during the titanium business cycles. During the middle of the cycle, scrap generation and consumption are in relative equilibrium, minimizing disruptions in supply or significant changes in the available supply and market prices for scrap. Increasing or decreasing cycles tend to cause significant changes in both the supply and market price of scrap. Early in the titanium cycle, when the demand for titanium melted and mill products begins to increase, the Company's requirements (and those of other titanium manufacturers) precede the increase in scrap generation by downstream customers and the supply chain, placing upward pressure on the market price of scrap. The opposite situation occurs when demand for titanium melted and mill products begins to decline, resulting in greater availability of supply and placing downward pressure on the market price of scrap. As a net purchaser of scrap, the Company is susceptible to price increases during periods of increasing demand. This phenomenon normally results in higher selling prices for melted and mill products, which tends to offset the increased material costs.

     All of the Company's major competitors utilize scrap as a raw material in their melt operations. In addition to use by titanium manufacturers, titanium scrap is used in steel-making operations during production of interstitial-free steels, stainless steels and high-strength-low-alloy steels. Recent strong demand for these steel products, especially from China, has produced a significant increase in demand for titanium scrap at a time when titanium scrap generation rates are at low levels, partly due to lower commercial aircraft build rates over the past few years. These events created a significantly tightened supply of titanium scrap during 2004 and 2005, and the Company expects this trend to continue during 2006. For TIMET, this will translate to lower availability and higher cost for externally purchased scrap in the near-term.

     In 2005 the Company was somewhat limited in its ability to raise prices for the portion of its business that is subject to long-term pricing agreements. The Company's ability to offset these increased material costs with higher selling prices should improve in 2006, as many of the Company's long-term agreements ("LTAs") have either expired or have been renegotiated for 2006 with price adjustments that take into account raw material cost fluctuations. Additionally, the expected increase in commercial aircraft build rates over the next several years, as previously discussed, could have the effect of lessening the shortage of titanium scrap. Further, several titanium producers, including TIMET, have recently announced plans to expand their respective sponge producing capabilities. Although these expansions should help reduce the current imbalance of global supply and demand for raw materials, the Company does not believe the raw material shortage will be fully relieved at any time in the near future and therefore expects relatively high prices for raw materials to continue for at least the near term.

     Various alloys used in the production of titanium products are also available from a number of suppliers. However, the recent high level of global demand for steel products has also resulted in a significant increase in the costs for several alloys, such as vanadium and molybdenum. The cost of these alloys during 2005 was significantly higher than at any point during the past 10 years. Vanadium and Molybdenum costs peaked in the spring of 2005 and finished the year well below those levels. Although availability is not expected to be a concern and the Company has negotiated certain price and cost protection with suppliers and customers, there is no assurance that such alloy costs will not continue to fluctuate significantly in the near future.

     Customer agreements. The Company has LTAs with certain major customers, including, among others, The Boeing Company ("Boeing"), Rolls-Royce plc and its German and U.S. affiliates ("Rolls-Royce"), United Technologies Corporation ("UTC," Pratt & Whitney and related companies), Societe Nationale d<180>Etude et de Construction de Moteurs d'Aviation ("Snecma"), Wyman-Gordon Company ("Wyman-Gordon," a unit of Precision Castparts Corporation ("PCC")) and VALTIMET SAS ("VALTIMET"). These agreements expire at various times from 2007 through 2012, are subject to certain conditions and generally provide for (i) minimum market shares of the customers' titanium requirements or firm annual volume commitments, (ii) formula-determined prices (although some contain elements based on market pricing) and (iii) price adjustments for certain raw material and energy cost fluctuations. Generally, the LTAs require the Company's service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types. Certain provisions of these LTAs have been amended in the past and may be amended in the future to meet changing business conditions. During 2005, 49% of the Company's sales revenues were from customers under LTAs.

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

     Prior to July 1, 2005, under the terms of the previous LTA between TIMET and Boeing, in 2002 through 2007, Boeing would have been required to advance TIMET $28.5 million annually less $3.80 per pound of titanium product purchased by Boeing subcontractors under the Boeing LTA during the preceding year. Effectively, the Company collected $3.80 less from Boeing than the LTA selling price for each pound of titanium product sold directly to Boeing and reduced the related customer advance recorded by the Company. For titanium products sold to Boeing subcontractors, the Company collected the full LTA selling price, but gave Boeing credit by reducing the next year's annual advance by $3.80 per pound. The Boeing customer advance was also reduced as the Company recognized income under the take-or-pay provisions of the LTA, as described in Note 10 to the Consolidated Financial Statements. Under a separate agreement, TIMET must establish and hold buffer inventory for Boeing at TIMET's facilities, for which Boeing will be invoiced by TIMET at LTA pricing when such material is processed into a mill product by TIMET.

     Effective July 1, 2005, the Company entered into a new LTA with Boeing. The new LTA expires on December 31, 2010 and provides for, among other things, (i) mutual annual purchase and supply commitments by both parties, (ii) continuation of the existing buffer inventory program currently in place for Boeing and (iii) certain improved product pricing, including certain adjustments for raw material cost fluctuations. Beginning in 2006, the new LTA also replaces the take-or-pay provisions of the previous LTA with an annual makeup payment early in the following year in the event Boeing purchases less than its annual volume commitment in any year. See Item 7 - MD&A for additional information regarding the Boeing LTA.

     The Company's LTA with VALTIMET, a manufacturer of welded stainless steel and titanium tubing that is principally sold into the industrial markets, was entered into in 1997 and expires in 2007. VALTIMET is a 44%-owned affiliate of TIMET. Under the VALTIMET LTA, TIMET has agreed to provide a certain percentage of VALTIMET's titanium requirements at formula-determined selling prices, subject to certain conditions. Certain provisions of this contract have been amended in the past and may be amended in the future to meet changing business conditions.

     Markets and customer base. The following table summarizes the Company's sales revenue by geographical location:

                                                                                 Year ended December 31,
                                                                     -------------------------------------------------
                                                                         2005              2004              2003
                                                                     --------------    --------------    -------------
                                                                           (Percentage of total sales revenue)
Sales revenue to customers within:
  North America                                                                56%               55%              55%
  Europe                                                                       36%               40%              38%
  Other                                                                         8%                5%               7%
                                                                     --------------    --------------    -------------

                                                                              100%              100%             100%
                                                                     ==============    ==============    =============

     Further information regarding the Company's external sales, net income, long-lived assets and total assets can be found in the Company's Consolidated Balance Sheets, Consolidated Statements of Operations and Notes 6 and 21 to the Consolidated Financial Statements.

     Substantially all of the Company's sales and operating income are derived from operations based in the U.S., the U.K., France and Italy. As shown in the below table, the Company generates more than half of its sales revenue from sales to the commercial aerospace sector. As previously noted, the Company has LTAs with certain major aerospace customers, including Boeing, Rolls-Royce, UTC, Snecma and Wyman-Gordon. This concentration of customers may impact the Company's overall exposure to credit and other risks, either positively or negatively, in that all of these customers may be similarly affected by the same economic or other conditions. The following table provides supplemental sales revenue information regarding the Company's dependence on the commercial aerospace sector and certain customer relationships:

                                                                               Year ended December 31,
                                                                  --------------------------------------------------
                                                                       2005              2004              2003
                                                                  ---------------    --------------    -------------
                                                                         (Percentage of total sales revenue)
Sales revenue to:

  Commercial aerospace sector                                              57%                57%              57%
                                                                  ===============    =============    ==============

  Customers under LTAs                                                     49%                44%              41%
                                                                  ===============    =============    ==============

  Significant customers under LTAs: (1)
     Rolls-Royce and other Rolls-Royce suppliers (2)                       12%                15%              15%
                                                                  ===============    =============    ==============

  Ten largest customers                                                    45%                48%              44%
                                                                  ===============    =============    ==============

  Significant customers: (1)
     PCC and related entities                                              13%                13%              13%
                                                                  ===============    =============    ==============

--------------------------------------------------------------------------------------------------------------------

(1)  Greater than 10% of net sales.
(2) Includes direct sales to certain of the PCC-related entities under the terms of the Rolls-Royce LTAs.

     The primary market for titanium products in the commercial aerospace sector consists of two major manufacturers of large (over 100 seats) commercial airframes - Boeing Commercial Airplanes Group (a unit of Boeing) and Airbus (80% owned by European Aeronautic Defence and Space Company and 20% owned by BAE Systems). In addition to the airframe manufacturers, the following four manufacturers of large civil aircraft engines are also significant titanium users - Rolls-Royce, General Electric Aircraft Engines, Pratt & Whitney and Snecma. The Company's sales are made both directly to these major manufacturers and to companies (including forgers such as Wyman-Gordon) that use the Company's titanium to produce parts and other materials for such manufacturers. If any of the major aerospace manufacturers were to significantly reduce aircraft and/or jet engine build rates from those currently expected, there could be a material adverse effect, both directly and indirectly, on the Company's business, results of operations, financial position and liquidity.

     The backlogs for Boeing and Airbus reflect orders for aircraft to be delivered over several years. Changes in the economic environment and the financial condition of airlines can result in rescheduling or cancellation of contractual orders. Accordingly, aircraft manufacturer backlogs are not necessarily a reliable indicator of near-term business activity, but may be indicative of potential business levels over a longer-term horizon. The following table shows the estimated firm order backlogs for Boeing and Airbus, as reported by The Airline Monitor in January 2006:

                                                                                   At December 31,
                                                                   -------------------------------------------------
                                                                       2005              2004             2003
                                                                   --------------    -------------    --------------

Firm order backlog - all planes:
  Airbus                                                                2,177             1,500            1,454
  Boeing                                                                1,783             1,089            1,101
                                                                   --------------    -------------    --------------

                                                                        3,960             2,589            2,555
                                                                   ==============    =============    ==============

Firm order backlog - wide body planes:
  Airbus                                                                  500               466              471
  Boeing                                                                  671               287              230
                                                                   --------------    -------------    --------------

                                                                        1,171               753              701
                                                                   ==============    =============    ==============

Wide body planes as % of total firm order backlog                          30%               29%             27%
                                                                   ==============    =============    ==============

     Wide body planes (e.g.,  Boeing 747, 777 and 787 and Airbus A330, A340, and
A380) tend to use a higher percentage of titanium in their airframes, engines and parts than narrow body planes (e.g., Boeing 737 and 757 and Airbus A318, A319 and A320). Newer models of planes tend to use a higher percentage of titanium than older models. Additionally, Boeing generally uses a higher percentage of titanium in its airframes than Airbus. For example, the Company estimates that approximately 59 metric tons, 45 metric tons and 18 metric tons of titanium are purchased for the manufacture of each Boeing 777, 747 and 737, respectively, including both the airframes and engines. The Company estimates that approximately 25 metric tons, 18 metric tons and 12 metric tons of titanium are purchased for the manufacture of each Airbus A340, A330 and A320, respectively, including both the airframes and engines.

     At year-end 2005, a total of 159 firm orders had been placed for the Airbus A380, a program officially launched in 2000 with anticipated first deliveries in 2006. Current estimates are that approximately 76 metric tons of titanium (50 metric tons for the airframe and 26 metric tons for the engines) will be purchased for each A380 manufactured. Additionally, at year-end 2005, a total of 291 firm orders have been placed for the Boeing 787, a program officially launched in April 2004 with anticipated first deliveries in 2008. Although the 787 will contain more composite materials than a typical Boeing airplane, the Company estimates that approximately 91 metric tons of titanium (80 metric tons for the airframe and 11 metric tons for the engines) will be purchased for each 787 manufactured. The Company believes significant additional titanium will be required in the early years of 787 manufacturing until the program reaches maturity.

     During 2005, Airbus officially launched the A350 program, which is a major derivative of the Airbus A330 with first deliveries scheduled for 2010. As of December 31, 2005, firm booked orders received by Airbus for the A350 totaled 87 airplanes. These A350s will use composite materials and new engines similar to the ones used on the Boeing 787 and are expected to require significantly more titanium as compared with earlier Airbus models. The Company's preliminary estimates are that approximately 51 metric tons (40 metric tons for the airframe and 11 metric tons for the engines) will be purchased for each A350 manufactured. However, the final titanium buy weight may change as the A350 is still in the design phase.

     Outside of commercial aerospace and military sectors, the Company manufactures a wide range of products for customers in the chemical process, oil and gas, consumer, sporting goods, automotive and power generation. Approximately 15% of the Company's sales revenue in 2005 and 2004 and 16% in 2003 was generated by sales into industrial and emerging markets, including sales to VALTIMET for the production of welded tubing. For the oil and gas industry, the Company provides seamless pipe for downhole casing, risers, tapered stress joints and other offshore oil and gas production equipment, along with firewater piping systems.

     In addition to melted and mill products, which are sold into the commercial aerospace, military, industrial and emerging markets sectors, the Company sells certain other products such as titanium fabrications, titanium scrap and titanium tetrachloride. Sales of these other products represented 15% of the Company's sales revenue in 2005 and 13% in each of 2004 and 2003.

     The Company's backlog of unfilled orders was approximately $870 million at December 31, 2005, compared to $450 million at December 31, 2004 and $205 million at December 31, 2003. Over 90% of the 2005 year-end backlog is scheduled for shipment during 2006. The Company's order backlog may not be a reliable indicator of future business activity.

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

     There are currently six major, and several minor, producers of titanium sponge in the world. Four of the major producers have announced plans to increase sponge production capacity. TIMET is currently the only major U.S. sponge producer. The Company believes that entry as a new producer of titanium sponge would require a significant capital investment and substantial technical expertise.

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

     Generally, imports of titanium products into the U.S. are subject to a 15% "normal trade relations" tariff. For tariff purposes, titanium products are broadly classified as either wrought (billet, bar, sheet, strip, plate and tubing) or unwrought (sponge, ingot and slab). Because a significant portion of end-use products made from titanium products are ultimately exported, the Company, along with its principal competitors and many customers, actively utilize the duty-drawback mechanism to recover most of the tariff paid on imports.

     From time-to-time, the U.S. government has granted preferential trade status to certain titanium products imported from particular countries (notably wrought titanium products from Russia, which carried no U.S. import duties from approximately 1993 until 2004). It is possible that such preferential status could be granted again in the future.

     The Japanese government has raised the elimination or harmonization of tariffs on titanium products, including titanium sponge, for consideration in multi-lateral trade negotiations through the World Trade Organization (the so-called "Doha Round"). As part of the Doha Round, the United States has proposed the staged elimination of all industrial tariffs, including those on titanium. The Japanese government has specifically asked that titanium in all it forms be included in the tariff elimination program. The Company has urged that no change be made to these tariffs, either on wrought or unwrought products. The negotiations are currently scheduled to conclude at the end of 2006 for implementation beginning in 2007.

     TIMET has successfully resisted, and will continue to resist, efforts to eliminate duties on sponge and unwrought titanium products, although no assurances can be made that the Company will continue to be successful in these activities. Further reductions in, or the complete elimination of, any or all of these tariffs could lead to increased imports of foreign sponge, ingot and mill products into the U.S. and an increase in the amount of such products on the market generally, which could adversely affect pricing for titanium sponge, ingot and mill products and thus the Company's business, results of operations, financial position or liquidity.

     Research and development. The Company's research and development activities are directed toward expanding the use of titanium and titanium alloys in all market sectors. Key research activities include the development of new alloys, development of technology required to enhance the performance of TIMET's products in the traditional industrial and aerospace markets and applications development for automotive and other emerging markets. The Company conducts the majority of its research and development activities at its Henderson Technical Laboratory in Henderson, Nevada, with additional activities at its Witton, England facility. The Company incurred research and development costs of $3.2 million in 2005, $2.9 million in 2004 and $2.8 million in 2003.

     In April 2003, the Company was selected by the United States Defense Advanced Research Projects Agency ("DARPA") to explore low cost titanium extraction processes. Since 2003, the main effort has focused on the FFC Cambridge process. As of December 31, 2005, work to develop and scale up that process at TIMET has been discontinued due to low overall process efficiency. TIMET continues to work in partnership with DARPA and others to meet the goals of the DARPA titanium initiative. The work with DARPA complements TIMET's own programs exploring new technologies and improvements to the existing Vacuum Distilled sponge process.

     Patents and trademarks. The Company holds U.S. and non-U.S. patents applicable to certain of its titanium alloys and manufacturing technology, which expire at various times from 2007 through 2025. The Company continually seeks patent protection with respect to its technical base and has occasionally entered into cross-licensing arrangements with third parties. The Company believes the trademarks TIMET(R) and TIMETAL(R), which are protected by registration in the U.S. and other countries, are important to its business. The Company believes that proprietary alloys targeting automotive exhaust, turbocharger, engine valve, and suspension spring applications provide the company competitive advantages in the automotive market. Further, the Company was recently granted patent protection for an improved machinability alloy, TIMETAL 54M, for use in forged and machined components applicable to both aerospace and non-aerospace market sectors. Additionally, the Company has been granted certain patents and has certain other patent applications pending relating to various aspects of its manufacturing technology. However, the majority of the Company's titanium alloys and manufacturing technologies do not benefit from patent or other intellectual property protection.

     Employees. The cyclical nature of the aerospace industry and its impact on the Company's business is the principal reason for significant changes in the Company's employment. The increases during 2004 and 2005 reflect the increase in demand for titanium products during those periods. The Company currently expects employment to increase throughout 2006 as production continues to increase and its sponge plant expansion project in Henderson, Nevada nears completion. The following table shows the number of employees at the end of the past 3 years:

                                                 Employees at December 31,
                                   -------------------------------------------------------
                                        2005                2004                2003
                                   ----------------    ----------------    ---------------

 U.S.                                     1,476               1,376               1,266
 Europe                                     893                 851                 789
                                   ----------------    ----------------    ---------------

                                          2,369               2,227               2,055
                                   ================    ================    ===============

     The Company's production, maintenance, clerical and technical workers in Toronto, Ohio, and its production and maintenance workers in Henderson, Nevada (approximately 50% of the Company's total U.S. employees) are represented by the United Steelworkers of America under contracts expiring in July 2008 and January 2008, respectively. Employees at the Company's other U.S. facilities are not covered by collective bargaining agreements. Approximately 64% of the salaried and hourly employees at the Company's European facilities are represented by various European labor unions. The Company recently extended its labor agreement with its U.K. production and maintenance employees through 2008, and the Company's labor agreements with its French and Italian employees are renewed annually.

     The Company currently considers its employee relations to be satisfactory. However, it is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect the Company's business, results of operations, financial position or liquidity.

     Regulatory and environmental matters. The Company's operations are governed by various Federal, state, local and foreign environmental and worker safety laws and regulations. In the U.S., such laws include the Occupational, Safety and Health Act, the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. The Company uses and manufactures substantial quantities of substances that are considered hazardous, extremely hazardous or toxic under environmental and worker safety and health laws and regulations. The Company has used and manufactured such substances throughout the history of its operations. Although the Company has substantial controls and procedures designed to reduce continuing risk of environmental, health and safety issues, the Company could incur substantial cleanup costs, fines and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws or non-compliance with environmental permits required at our facilities. In addition, government environmental requirements or the enforcement thereof may become more stringent in the future. There can be no assurance that some, or all, of the risks discussed under this heading will not result in liabilities that would be material to the Company's business, results of operations, financial position or liquidity.

     The Company believes that its operations are in compliance in all material respects with applicable requirements of environmental and worker health and safety laws. The Company's policy is to continually strive to improve environmental, health and safety performance. The Company incurred capital expenditures related to health, safety and environmental compliance and improvement of approximately $25.1 million in 2005, $5.1 million in 2004 and $1.9 million in 2003. Such capital expenditures include $24.2 million in 2005 and $3.9 million in 2004 related to the construction of a water conservation facility at the Company's Henderson, Nevada location. The Company's capital budget provides for approximately $4.6 million for environmental, health and safety capital expenditures during 2006.

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

     Related parties. At December 31, 2005, Valhi, Inc. ("Valhi") and other entities or persons related to Harold C. Simmons held approximately 52.6% of TIMET's outstanding common stock and 54.1% of the Company's Series A Preferred Stock. See Notes 1 and 18 to the Consolidated Financial Statements.

     Available information. The Company maintains an Internet website at www.timet.com. The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments thereto, are or will be available free of charge at such website as soon as reasonably practicable after they are filed or furnished, as applicable, with the SEC. Additionally, the Company's (i) Corporate Governance Guidelines, (ii) Code of Business Conduct and Ethics and (iii) Audit Committee and Management Development and Compensation Committee charters are also available on the Company's website. Such documents will also be provided to shareholders upon request. Such requests should be directed to the attention of TIMET's Investor Relations Department at TIMET's corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas Texas 75240.

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

ITEM 1A:  RISK FACTORS

     Listed below are certain risk factors associated with our business. In addition to the potential effect of these risk factors discussed below, any risk factor that could result in reduced earnings, liquidity or operating losses, could in turn adversely affect our ability to meet our liabilities or adversely affect the quoted market prices for our securities.

     The cyclical nature of the industries in which our customers operate causes such customers' demand for our products to be cyclical, creating uncertainty regarding our future profitability. The titanium industry in general, and TIMET specifically, has historically derived a substantial portion of its business from the commercial aerospace sector. Consequently, the cyclical nature of the commercial aerospace sector has been the principal driver of the historical fluctuations in our performance. Over the past 25 years, the titanium industry had cyclical peaks in mill product shipments in 1989, 1997 and 2001 and cyclical lows in 1983, 1991, 1999 and 2002. Prior to 2004, demand for titanium reached its highest level in 1997, when industry mill product shipments reached approximately 60,700 metric tons. However, since that peak, industry mill product shipments have fluctuated significantly, primarily due to a continued change in demand for titanium from the commercial aerospace sector, but also due to geopolitical instability and the economic impact of terrorist threats and attacks. Sales of our products to the commercial aerospace sector accounted for 57% of our total sales revenue in each of the last three years. Events that could adversely affect the commercial aerospace sector, such as future terrorist attacks, world health crises or reduced orders from commercial airlines resulting from continued operating losses at the airlines, could significantly decrease our results of operations, and our business and financial condition could significantly decline.

     Adverse changes to, or interruptions in, our relationships with our major commercial aerospace customers could reduce our revenues. In 2005, approximately 57% of our revenues were derived from sales to the commercial aerospace sector. Sales under LTAs with certain customers in the commercial aerospace sector account for a significant percentage of our annual sales revenue. If we are unable to maintain our relationships with our major commercial aerospace customers, including Boeing, Rolls-Royce, Snecma, UTC and Wyman-Gordon, under the LTAs we have with these customers, our sales could decrease substantially.

     Our failure to develop new markets would result in our continued dependence on the cyclical commercial aerospace sector, and our operating results would, accordingly, remain cyclical. In an effort to reduce dependence on the commercial aerospace market and to increase participation in other markets, we have been devoting resources to developing new markets and applications for our products, principally in automotive, oil and gas and other emerging markets for titanium. Developing these emerging market applications involves substantial risk and uncertainties due to the fact that titanium must compete with less expensive alternative materials in these potential markets or applications. We may not be successful in developing new markets or applications for our products, significant time may be required for such development and uncertainty exists as to the extent to which we will face competition in this regard.

     Our dependence upon certain critical raw materials that are subject to price and availability fluctuations could lead to increased costs or delays in the manufacture and sale of our products. We rely on a limited number of suppliers around the world, and principally on those located in Australia, for our supply of titanium-containing rutile ore, one of the primary raw materials used in the production of titanium sponge. While chlorine, another of the primary raw materials used in the production of titanium sponge, is generally widely available, we currently obtain our chlorine from a single supplier near our sponge plant in Henderson, Nevada. Also, we cannot supply all our needs for all grades of titanium sponge and scrap internally and are therefore dependent on third parties for a substantial portion of our raw material requirements. All of our major competitors utilize sponge and scrap as raw materials in their melt operations. In addition to use by titanium manufacturers, titanium scrap is used in certain steel-making operations. Current demand for these steel products, especially from China, have produced a significant increase in demand for titanium scrap at a time when titanium scrap generation rates are at low levels because of the lower commercial aircraft build rates in recent years. Purchase prices and availability of these critical materials are subject to volatility. At any given time, we may be unable to obtain an adequate supply of these critical materials on a timely basis, on price and other terms acceptable to us, or at all.

     We have experienced operating and net losses in the past and may not be profitable in the future. We have incurred operating losses during each of 2003, 2002, 2000 and 1999 and incurred net losses in each year from 1999 through 2003. Our ability to achieve profitability in the future is dependent upon a number of factors, including the following:

     o market demand and prices for titanium products, particularly demand and pricing in the commercial aerospace sector;

     o our ability to increase prices for titanium products to a level that exceeds any increases in materials or production costs;

     o the avoidance of any material adverse developments either in the capacity utilization for the production of titanium sponge or the availability of titanium scrap; and

     o    favorable general economic conditions throughout the world.

     Reductions in, or the complete elimination of, any or all tariffs on imported titanium products into the United States could lead to increased imports of foreign sponge, ingot and mill products into the U.S. and an increase in the amount of such products on the market generally, which could decrease pricing for our products. In the U.S. titanium market, the increasing presence of non-U.S. participants has become a significant competitive factor. Until 1993, imports of foreign titanium products into the U.S. had not been significant. This was primarily attributable to relative currency exchange rates and, with respect to Japan, Russia, Kazakhstan and Ukraine, import duties (including antidumping duties). However, since 1993, imports of titanium sponge, ingot and mill products, principally from Russia and Kazakhstan, have increased and have had a significant competitive impact on the U.S. titanium industry.

     Generally, imports of titanium products into the U.S. are subject to a 15% "normal trade relations" tariff. For tariff purposes, titanium products are broadly classified as either wrought (billet, bar, sheet, strip, plate and tubing) or unwrought (sponge, ingot and slab). From time-to-time, the U.S. government has granted preferential trade status to certain titanium products imported from particular countries (notably wrought titanium products from Russia, which carried no U.S. import duties from approximately 1993 until 2004). It is possible that such preferential status could be granted again in the future, and we may not be successful in resisting efforts to eliminate duties or tariffs on titanium products. See discussion of Doha Round in "Business - Competition."

     We may be unable to reach or maintain satisfactory collective bargaining agreements with unions representing a significant portion of our employees. Our production, maintenance, clerical and technical workers in Toronto, Ohio, and our production and maintenance workers in Henderson, Nevada, are represented by the United Steelworkers of America under contracts expiring in July 2008 and January 2008, for the respective locations. Approximately 64% of the salaried and hourly employees at our European facilities are represented by various European labor unions. Our labor agreement with our U.K. employees expires in 2008, and the agreements with our French and Italian employees are renewed annually. A labor dispute or work stoppage could materially decrease our operating results. We may not succeed in concluding collective bargaining agreements with the unions to replace expiring agreements or to maintain satisfactory relations under existing collective bargaining agreements. If our employees were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations or higher ongoing labor costs.

     Because we are subject to environmental and worker safety laws and regulations, we may be required to remediate the environmental effects of our operations or take steps to modify our operations to comply with these laws and regulations, which could reduce our profitability. Various federal, state, local and foreign environmental and worker safety laws and regulations govern our operations. Throughout the history of our operations, we have used and manufactured, and currently use and manufacture, substantial quantities of substances that are considered hazardous, extremely hazardous or toxic under environmental and worker safety and health laws and regulations. Although we have substantial controls and procedures designed to reduce continuing risk of environmental, health and safety issues, we could incur substantial cleanup costs, fines and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws or non-compliance with environmental permits required at our facilities. In addition, government environmental requirements or the enforcement thereof may become more stringent in the future. Some or all of these risks may result in liabilities that could reduce our profitability.

     The titanium metals industry is highly competitive, and we may not be able to compete successfully. The global markets in which we operate are highly competitive. Competition is based on a number of factors, such as price, product quality and service. Some of our competitors may be able to drive down prices for our products because their costs are lower than our costs. In addition, some of our competitors' financial, technological and other resources may be greater than our resources, and such competitors may be better able to withstand changes in market conditions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Further, consolidation of our competitors or customers in any of the industries in which we compete may result in reduced demand for our products. In addition, producers of metal products, such as steel and aluminum, maintain forging, rolling and finishing facilities. Such facilities could be used or modified without substantial expenditures to process titanium mill products, which could lead to increased competition and decreased pricing for our titanium products. In addition, many factors, including the historical presence of excess capacity in the titanium industry, work to intensify the price competition for available business at low points in the business cycle.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

         Not applicable.

ITEM 2:  PROPERTIES

     Set forth below is a listing of the Company's major production facilities. In addition to its U.S. sponge capacity discussed below, the Company's worldwide melting capacity presently aggregates approximately 44,650 metric tons (estimated 22% of world capacity), and its mill product capacity aggregates approximately 22,600 metric tons (estimated 18% of world capacity). Of the Company's worldwide melting capacity, 35% is represented by electron beam cold hearth melting ("EB") furnaces, 63% by vacuum arc remelting ("VAR") furnaces and 2% by a vacuum induction melting ("VIM") furnace.

                                                                                             Annual Practical
                                                                                              Capacities (3)
                                                                                      --------------------------------
                                                                                         Melted              Mill
         Manufacturing Location                      Products Manufactured              Products           Products
------------------------------------------    ------------------------------------    --------------     -------------
                                                                                               (metric tons)

Henderson, Nevada (1)                         Sponge, Ingot                                 12,250                  -
Morgantown, Pennsylvania (1)                  Slab, Ingot, Raw materials
                                                 Processing                                 20,000                  -
Toronto, Ohio (1)                             Billet, Bar, Plate, Sheet, Strip                   -             11,000
Vallejo, California (2)                       Ingot (including non-titanium
                                                 superalloys)                                1,600                  -
Ugine, France (2) (4)                         Ingot, Billet                                  2,100              1,500
Waunarlwydd (Swansea), Wales(1)               Bar, Plate, Sheet                                  -              3,100
Witton, England (2)                           Ingot, Billet, Bar                             8,700              7,000

(1)  Owned facility.
(2)  Leased facility.
(3) Practical capacities are variable based on product mix and are not additive.
(4) Practical capacities are based on the approximate maximum equivalent product that CEZUS is contractually obligated to provide.

     The Company has operated its major production facilities at varying levels of practical capacity during the past three years. Overall in 2005, the plants operated at approximately 80% of practical capacity, as compared to 73% in 2004 and 56% in 2003. In 2006, the Company's plants are expected to operate at approximately 88% of practical capacity. However, practical capacity and utilization measures can vary significantly based upon the mix of products produced.

     United States production. The Company's VDP sponge facility is expected to operate at its full annual practical capacity of 8,600 metric tons during 2006, which is comparable to 2005. VDP sponge is used principally as a raw material for the Company's melting facilities in the U.S. and Europe. In May 2005, the Company announced its plans to expand its VDP sponge facility in Henderson, Nevada. The Company currently expects to complete this expansion by the first quarter of 2007, which will provide the capacity to produce an additional 4,000 metric tons of sponge annually, an increase of approximately 47% over current Henderson sponge production capacity levels. The Company currently estimates the capital cost for the project will approximate $38 million. The raw materials processing facility in Morgantown, Pennsylvania primarily processes scrap used as melting feedstock, either in combination with sponge or separately.

     The Company's U.S. melting facilities in Henderson, Nevada, Morgantown, Pennsylvania and Vallejo, California produce ingot and slab, which are either used as feedstock for the Company's mill products operations or sold to third parties. These melting facilities are expected to operate at approximately 82%, 92% and 55%, respectively, of annual practical capacity in 2006, as compared to 70%, 91% and 59%, respectively, in 2005.

     Titanium mill products are produced by TIMET in the U.S. at its forging and rolling facility in Toronto, Ohio, which receives ingot or slab principally from the Company's U.S. melting facilities. The Company's U.S. forging and rolling facility is expected to operate at approximately 82% of annual practical capacity in 2006, up from 68% in 2005. Capacity utilization across the Company's individual mill product lines varies.

     European production. The Company conducts its operations in Europe primarily through its wholly owned subsidiaries TIMET UK, Ltd. ("TIMET UK") and Loterios S.p.A. ("Loterios") and its 70% owned subsidiary TIMET Savoie. TIMET UK's Witton, England laboratory and manufacturing facilities are leased pursuant to long-term operating leases expiring in 2014 and 2024, respectively. TIMET Savoie has the right to utilize portions of the Ugine, France plant of Compagnie Europeenne du Zirconium-CEZUS, S.A. ("CEZUS"), the 30% minority partner in TIMET Savoie, pursuant to an agreement scheduled to expire in 2006. TIMET is currently finalizing negotiations with CEZUS to extend its agreement through 2011 and expand its available capacity in 2006 and beyond.

     TIMET UK's melting facility in Witton, England produces VAR ingot used primarily as feedstock for its Witton forging operations. The forging operations process the ingot into billet product for sale to third parties or into an intermediate product for further processing into bar or plate at its facility in Waunarlwydd, Wales. TIMET UK's melting and mill products production in 2006 is expected to operate at approximately 91% and 85%, respectively, of annual practical capacity, compared to 73% and 69%, respectively, in 2005.

     The capacity of TIMET Savoie in Ugine, France is to a certain extent dependent upon the level of activity in CEZUS' zirconium business, which may from time to time provide TIMET Savoie with capacity in excess of that which CEZUS is contractually required to provide. During 2005, TIMET Savoie utilized 119% of the maximum annual capacity CEZUS was contractually required to provide in 2005, and the Company expects to utilize approximately 102% of the maximum annual capacity CEZUS will be expected to provide in 2006 based on the agreement currently being finalized.

ITEM 3:  LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. See Note 19 to the Consolidated Financial Statements.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of TIMET security holders during the quarter ended December 31, 2005. However, in February 2006, the Company's Board of Directors and the Company's stockholders holding more than a majority of the outstanding shares of common stock approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's capital stock from 100,000,000 shares (90,000,000 shares of common stock, $.01 par value, and 10,000,000 shares of preferred stock, $.01 par value) to 210,000,000 shares (200,000,000 shares of common stock, $.01 par value, and 10,000,000 shares of preferred stock, $.01 par value).

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     TIMET's  common  stock is traded on the New York  Stock  Exchange  (symbol:
"TIE"). The high and low sales prices for the Company's common stock during 2005 and 2004 are set forth below. All prices (as well as all share numbers referenced herein) have been adjusted to reflect (i) the two-for-one stock split which became effective after the close of trading on February 16, 2006, (ii) the two-for-one stock split which became effective after the close of trading on September 6, 2005 and (iii) the five-for-one stock split which became effective after the close of trading on August 27, 2004.

Year ended December 31, 2005:                                                         High                 Low
                                                                                -----------------    -----------------
   First quarter                                                                $       10.13        $        5.83
   Second quarter                                                               $       14.38        $        7.76
   Third quarter                                                                $       21.20        $       12.32
   Fourth quarter                                                               $       39.72        $       17.13

Year ended December 31, 2004:
   First quarter                                                                $        5.18        $        2.12
   Second quarter                                                               $        5.40        $        3.59
   Third quarter                                                                $        6.23        $        4.60
   Fourth quarter                                                               $        6.65        $        4.63

     On March 10, 2006, the closing price of TIMET common stock was $41.74 per share. As of March 10, 2006, there were 204 shareholders of record of TIMET common stock, which the Company estimates represent approximately 31,365 actual shareholders.

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

     In August 2004, the Company completed an exchange offer pursuant to which the Company had offered to exchange all of the 4,024,820 outstanding BUCS issued by the Capital Trust for shares of the Company's 6.75% Series A Convertible
Preferred Stock (the "Series A Preferred Stock") at the exchange rate of one share of Series A Preferred Stock for each BUCS. Based upon the 3,909,103 BUCS tendered and accepted for exchange as of the close of the offer on August 31, 2004, the Company issued 3,909,103 shares of Series A Preferred Stock in exchange for such BUCS. Holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends at the rate of 6.75% of the $50 per share liquidation preference per annum per share (equivalent to $3.375 per annum per share), when, as and if declared by the Company's board of directors. During the third quarter of 2004, the Company recognized a $15.5 million non-cash, non-operating gain related to the BUCS exchange. During the third and fourth quarters of 2005, an aggregate of 926,490 shares of Series A Preferred Stock were converted into 6,176,600 shares of TIMET common stock. As of December 31, 2005, there were 2,982,613 shares of the Series A Preferred Stock outstanding. Subsequent to December 31, 2005 and through March 10, 2006, an additional 346,016 shares of Series A Preferred Stock were converted into 2,306,765 shares of TIMET common stock. See Notes 12 and 14 to the Consolidated Financial Statements.

     The Company's new U.S. credit agreement contains certain financial covenants that may restrict the Company's ability to make dividend payments on both the Company's common stock and Series A Preferred Stock or make distributions on the BUCS. Such covenants do not currently restrict the Company's ability to pay dividends or make distributions. See Item 7 - MD&A and
Note 11 to the Consolidated Financial Statements.

     On August 12, 2005, the Company retired all 180,000 shares of its treasury stock. The retirement of such treasury stock, which had a cost basis of $1.2 million, resulted in a $1,800 reduction of common stock, a $990,000 reduction of additional paid-in capital and a $216,000 decrease in accumulated earnings.

ITEM 6:  SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - MD&A.

                                                                      Year ended December 31,
                                              -------------------------------------------------------------------------
                                                 2005           2004           2003           2002            2001
                                              -----------    -----------    -----------    ------------    ------------
                                                             (restated)     (restated)      (restated)      (restated)
                                                               ($ in millions, except per share and product data)
STATEMENT OF OPERATIONS DATA:
   Net sales                                  $    749.8     $    501.8     $    385.3     $    366.5      $    486.9
   Gross margin (1)                           $    199.4     $     63.7     $      5.6     $      6.2      $     34.9
   Operating income (loss) (1)(2)             $    171.1     $     43.0     $     (6.0)    $    (11.5)     $     59.5
   Interest expense                           $      4.0     $     12.5     $     16.4     $     17.1      $     18.3
   Net income (loss) attributable to
    common stockholders (1)(2)                $    143.7     $     43.3     $    (24.4)    $   (102.2)     $    (46.7)
   Earnings (loss) per share:
     Basic (1)(2)(3)                          $    2.20      $    0.68      $   (0.39)     $   (1.62)      $   (0.74)
     Diluted (1)(2)(3)                        $    1.72      $    0.66      $   (0.39)     $   (1.62)      $   (0.74)

BALANCE SHEET DATA:
   Cash and cash equivalents (4)              $     17.8     $      7.9     $     37.3     $      6.4      $     24.5
   Total assets (2)                           $    907.3     $    700.6     $    594.8     $    605.0      $    726.7
   Bank indebtedness (5)                      $     51.4     $     43.2     $      -       $     19.4      $     12.4
   Capital lease obligations                  $      0.2     $      0.2     $     10.3     $     10.2      $      8.9
   Debt payable to Capital Trust              $      5.9     $     12.0     $    207.5     $    207.5      $    207.5
   Stockholders' equity                       $    562.2     $    406.4     $    177.7     $    189.7      $    319.2

OTHER OPERATING DATA:
   Cash flows provided (used) by:
     Operating activities                     $     72.9     $    (22.4)    $     65.8     $    (13.6)     $     62.6
     Investing activities                          (61.5)         (44.5)         (14.5)          (7.5)          (16.1)
     Financing activities                            -             38.7          (22.1)           3.6           (31.4)
                                              -----------    -----------    -----------    ------------    ------------
       Net cash provided (used)               $     11.4     $    (28.2)    $     29.2     $    (17.5)     $     15.1

   Melted product shipments (6)                   5,655           5,360          4,725          2,400           4,415
   Average melted product prices (6)          $   19.85      $    13.45      $   12.15      $   14.50       $   14.50
   Mill product shipments (6)                    12,660          11,365          8,875          8,860          12,180
   Average mill product prices (6)            $   41.75      $    32.05      $   31.50      $   31.40       $   29.80
   Active employees at December 31                2,369           2,227          2,055          1,956           2,410
   Order backlog at December 31(7)            $   870.0      $    450.0      $   205.0     $    185.0      $    240.0
   Capital expenditures                       $    61.1      $     23.6      $    12.5     $      7.8      $     16.1

(1) Effective January 1, 2005, the Company changed its method for inventory determination from the LIFO cost method to the specific identification cost method for the approximate 40% of the Company's consolidated inventories previously accounted for under the LIFO cost method. In accordance with accounting principles generally accepted in the United States of America ("GAAP"), net income (loss) attributable to common stockholders, and the related per share amounts, for the years ended December 31, 2004, 2003, 2002 and 2001, and total assets and stockholders' equity as of December 31, 2004, 2003, 2002 and 2001, have been retroactively restated for this change in accounting principle. See Note 2 to the Consolidated Financial Statements. Net income (loss) attributable to common stockholders, and the related per share amounts, as presented above, is higher than the previously reported amount by $9.3 million ($0.15 per basic and diluted share) in 2002 and is lower than the previously reported amount by $5.0 million ($0.08 per basic and diluted share) in 2001. Total assets and total stockholders' equity, as presented above, are higher than the previously reported amounts by $19.0 million at December 31, 2003, $30.4 million at December 31, 2002 and $21.1 million at December 31, 2001.
(2) See the notes to the Consolidated Financial Statements and Item 7 - MD&A for items that materially affect the 2005, 2004 and 2003 periods. In 2002, the Company recorded a $27.5 million pre-tax impairment charge to other non-operating expense related to the Company's investment in Special Metals Corporation preferred securities. In 2001, the Company recorded (i) net other operating income of $73 million related to the settlement of litigation between TIMET and Boeing, (ii) a $10.8 million pre-tax equipment impairment charge to cost of sales, (iii) a $3.3 million charge to cost of sales for costs related to a tungsten inclusion matter and (iv) a $61.5 million pre-tax impairment charge to other non-operating expense related to the Company's investment in Special Metals Corporation preferred securities.
(3) Amounts have been adjusted to reflect (i) the Company's two-for-one stock split which became effective after the close of trading on February 16, 2006, (ii) the Company's two-for-one stock split which became effective after the close of trading on September 6, 2005, (iii) the Company's five-for-one stock split which became effective after the close of trading on August 27, 2004 and (iv) the Company's one-for-ten reverse stock split which became effective after the close of trading on February 14, 2003.
(4) Includes restricted cash and cash equivalents of $0.1 million in 2005, $0.7 million in 2004, $2.2 million in 2003 and $0.1 million in each of 2002 and 2001.
(5)  Bank indebtedness represents notes payable and current and noncurrent debt.
(6)  Shipments in metric tons. Average selling prices stated per kilogram.
(7) Order backlog is defined as unfilled purchase orders (including those under consignment arrangements), which are generally subject to deferral or cancellation by the customer under certain conditions.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Overview. Aggregate shipment volumes for titanium mill products in 2005 was derived from the following sectors:

                                                      TIMET                             Titanium Industry (1)
                                        ----------------------------------        ----------------------------------
                                         Mill product                              Mill product
                                          shipments          % of total             shipments          % of total
                                        ---------------     --------------        ---------------    ---------------
                                         (Metric tons)                             (Metric tons)

Commercial aerospace                           7,492               59%                   24,000              35%
Military                                       1,981               16%                    6,200               9%
Industrial                                     2,677               21%                   35,600              52%
Emerging markets                                 510                4%                    2,700               4%
                                        ---------------     --------------        ---------------    ---------------

                                              12,660              100%                   68,500             100%
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

     The titanium industry derives a substantial portion of its demand from the highly cyclical commercial aerospace sector. As shown in the table, the Company's business is more dependent on commercial aerospace demand than is the overall titanium industry, and the Company's sales growth during 2005 has benefited from growth in this sector. The Company's 2005 revenue from sales of melted and mill products to the commercial aerospace sector increased by 51% compared to 2004.

     Effective July 1, 2005, the Company entered into a new LTA with Boeing for the purchase and sale of titanium products. The new LTA expires on December 31, 2010 and provides for, among other things, (i) mutual annual purchase and supply commitments by both parties, (ii) continuation of the existing buffer inventory program currently in place for Boeing and (iii) certain improved product pricing, including certain adjustments for raw material cost fluctuations. Beginning in 2006, the new LTA also replaces the take-or-pay provisions of the previous LTA with an annual makeup payment early in the following year in the event Boeing purchases less than its annual volume commitment in any year.

     Effective January 1, 2005, the Company changed its method for inventory determination from the last-in, first-out ("LIFO") cost method to the specific identification cost method for the approximate 40% of the Company's consolidated inventories previously accounted for under the LIFO cost method. In accordance with GAAP, the Company's consolidated financial statements as of December 31, 2004, and for the years ended December 31, 2004 and 2003, have been retroactively restated for this change in accounting principle. See Notes 2 and 3 to the Consolidated Financial Statements.

     In November 2004, pursuant to an agreement with Basic Management, Inc. and certain of its affiliates ("BMI"), the Company sold certain property located adjacent to its Henderson, Nevada plant site to BMI, a 32%-owned indirect subsidiary of Valhi, and recorded a $12.0 million deferred gain related to the cash proceeds received in November 2004. During the second quarter of 2005, the Company ceased using the property and, accordingly, recognized a $13.9 million non-operating gain related to the sale of such property, which is comprised of
(i) the previously reported $12.0 million cash proceeds received in November 2004, (ii) the reversal of $0.6 million previously accrued by the Company for potential environmental issues related to the property and (iii) an additional $1.2 million cash payment received from BMI in June 2005.

     During 2005, the Company reversed $36.9 million of the valuation allowance attributable to its U.S. deferred income tax asset and $13.2 million of the valuation allowance attributable to its U.K. deferred income tax asset. See "Results of Operations - Income taxes" and Note 16 to the Consolidated Financial Statements for more information on the Company's income taxes.

     In August 2004, the Company completed an exchange offer, pursuant to which the Company had offered to exchange all of the 4,024,820 outstanding BUCS issued by the Capital Trust for shares of the Company's Series A Preferred Stock at the exchange rate of one share of Series A Preferred Stock for each BUCS. Based upon the 3,909,103 BUCS tendered and accepted for exchange as of the close of the offer on August 31, 2004, the Company issued 3,909,103 shares of Series A Preferred Stock in exchange for such BUCS. During the third quarter of 2004, the Company recognized a $15.5 million non-cash, non-operating gain related to the BUCS exchange. During the third and fourth quarters of 2005, an aggregate of 926,490 shares of Series A Preferred Stock were converted into 6,176,600 shares of TIMET common stock. As of December 31, 2005, there were 2,982,613 shares outstanding of the Series A Preferred Stock. Subsequent to December 31, 2005 and through March 10, 2006, an additional 346,016 shares of Series A Preferred Stock were converted into 2,306,765 shares of TIMET common stock. See Note 12 to the Consolidated Financial Statements.

     Summarized financial information. The following table summarizes certain information regarding the Company's results of operations for the past three years. Average selling prices, as reported by the Company, are a reflection not just of actual selling prices received by the Company, but also include other related factors such as currency exchange rates and customer and product mix in a given period. Consequently, changes in average selling prices from period to period will be impacted by changes occurring not just in actual prices, but by these other factors as well. The percentage change information presented below represents changes from the respective prior year. See "Results of Operations - Outlook" for further discussion of the Company's business expectations for 2006.

                                                                             Year ended December 31,
                                                              ------------------------------------------------------
                                                                   2005                2004               2003
                                                              ---------------     ---------------    ---------------
                                                                 ($ in thousands, except product shipment data)
Net sales:
   Melted products                                            $    112,252        $     72,092       $    57,409
   Mill products                                                   528,555             364,248           279,563
   Other products                                                  108,970              65,488            55,132
   Other (1)                                                             -                   -            (6,800)
                                                              ---------------     ---------------    ---------------

Net sales                                                     $    749,777        $    501,828       $   385,304

Gross margin                                                       199,362              63,677             5,644

Gross margin percent of net sales                                       27%                 13%                1%

Melted products shipments:
   Volume (metric tons)                                              5,655               5,360             4,725
   Average selling prices ($ per kilogram)                    $     19.85         $      13.45       $     12.15

Mill products shipments:
   Volume (metric tons)                                             12,660              11,365             8,875
   Average selling prices ($ per kilogram)                    $     41.75         $      32.05       $     31.50

Percentage change in:
   Sales volume:
     Melted products                                                   +6                 +13                +97
     Mill products                                                    +11                 +28                  -

   Average selling prices:
       Melted products                                                +48                 +11                -16
       Mill products                                                  +30                  +2                  -

   Selling prices - excludes changes in product mix:
       Melted products                                                +35                  +7                -12
       Mill products in U.S. dollars                                  +27                  +6                 -3
       Mill products in billing currencies (2)                        +27                  +2                 -7

------------------------------------------------------------------------------------------------------------------

(1) Represents the effect of a $6.8 million reduction to sales related to the termination of a purchase and sale agreement with Wyman-Gordon. See "Results of Operations -- 2004 operations."
(2)  Excludes the effect of changes in foreign currencies.

     Based upon the terms of the Company's previous LTA with Boeing, the Company received an annual $28.5 million (less $3.80 per pound of titanium product sold to Boeing subcontractors in the preceding year) customer advance from Boeing in January of each year related to Boeing's purchases from TIMET for that year. Effective July 1, 2005, the Company entered into a new LTA with Boeing pursuant to which, beginning in 2006, these take-or-pay provisions were replaced with an annual makeup payment early in the following year in the event Boeing purchases less than its annual commitment in any year. The previous LTA was structured as a take-or-pay agreement such that Boeing forfeited $3.80 per pound of its advance payment in the event that its orders for delivery were less than 7.5 million pounds in any given calendar year. The Company recognized income to the extent Boeing's year-to-date orders for delivery plus TIMET's maximum quarterly volume obligations for the remainder of the year totaled less than 7.5 million pounds. This income was recognized as other operating income and was not included in sales revenue, sales volume or gross margin. Based on actual purchases of approximately 3.0 million pounds during 2005, the Company recognized $17.1 million of take-or-pay income for the year ended December 31, 2005. The Company recognized $22.1 million and $23.1 million of such income during 2004 and 2003, respectively. Had the Company not benefited from such provisions, the Company's results would have been as follows:

                                                                            Year ended December 31,
                                                            --------------------------------------------------------
                                                                 2005                2004                2003
                                                            ----------------    ----------------    ----------------
                                                                                (In thousands)

Operating income (loss), as reported                        $     171,075       $     43,036        $     (5,954)
     Less take-or-pay income                                       17,134             22,093              23,083
                                                            ----------------    ----------------    ----------------

Operating income (loss), excluding take-or-pay              $     153,941       $     20,943        $    (29,037)
                                                            ================    ================    ================

     2005 operations. Melted product sales increased 56% and mill product sales increased 45% during 2005 as compared to 2004, principally as a result of higher average selling prices and increased sales volume due to greater market demand across all markets, especially commercial aerospace. Large commercial aircraft deliveries increased from 600 in 2004 to 650 in 2005, and 2006 deliveries are expected to be 840 aircraft. As previously discussed, a substantial portion of the Company's business is tied to the commercial aerospace industry, and sales of titanium generally precede aircraft deliveries by about one year. Therefore, the Company's 2005 net sales have significantly benefited from the increase in production of large commercial aircraft scheduled for delivery in 2006.

     Average selling prices use actual customer and product mix and foreign currency exchange rates prevailing during the respective periods. The Company's melted products are generally sold only in U.S. dollars. Melted product average selling prices during 2005, as compared to 2004, were positively affected by current market conditions and changes in customer and product mix. Mill product average selling prices during 2005, as compared to 2004, were positively affected by changes in customer and product mix and by the weakening of the U.S. dollar compared to both the British pound sterling and the euro.

     Gross margin (net sales less cost of sales) increased during 2005 as compared to 2004 primarily as a result of the improved average selling prices for both melted and mill products as compared to 2004, partially offset by increased raw material costs and higher energy costs. Gross margin during 2005 includes an additional $21.1 million from the sale of titanium scrap (which the Company cannot economically recycle) and other non-mill products as compared to 2004. Additionally, gross margin was positively impacted by improved plant operating rates during 2005 (80%) as compared to 2004 (73%). Gross margin during 2004 was favorably impacted by a $1.6 million reduction in cost of sales related to the modification of the Company's vacation policy. On January 1, 2004, the Company modified its vacation policy for its U.S. salaried employees, whereby such employees no longer accrue their entire year's vacation entitlement on January 1, but rather accrue the current year's vacation entitlement over the course of the year. Gross margin during 2005 was adversely impacted by $6.0 million of additional costs as compared to 2004 related to the accrual of certain performance-based employee incentive compensation payments and a $1.2 million noncash impairment charge related to the Company's abandonment of certain manufacturing equipment.

     Selling, general, administrative and development expenses increased 19%, from $44.9 million during 2004 to $53.6 million during 2005, principally as a result of (i) $3.7 million of increased personnel costs (including $1.4 million of additional employee incentive compensation costs) partially as a result of headcount increases during 2005, (ii) $1.2 million of additional auditing and consulting costs partially related to the Company's compliance with the Sarbanes-Oxley Act's internal control requirements and (iii) increases during 2005 for legal, travel, insurance and other such costs.

     Equity in earnings of joint ventures increased 296%, from $1.3 million during 2004 to $5.1 million during 2005, due to an increase in the operating results of VALTIMET, the Company's minority owned welded tube joint venture. During 2005, VALTIMET benefited from both stronger demand and increased pricing in the industrial tubing market.

     Net other operating income (expense) decreased 12% from income of $23.0 million during 2004 to income of $20.3 million during 2005, principally due to a decrease in the amount of previously discussed take-or-pay income recognized by the Company during 2005. See Note 15 to the Consolidated Financial Statements.

     2004 operations. Melted product sales increased 26% and mill product sales increased 30% during 2004 as compared to 2003, principally as a result of increased sales volume due to greater market demand and/or share gains across all markets. More specifically, large commercial aircraft deliveries increased from 575 in 2003 to 602 in 2004 and the Company's 2004 net sales significantly benefited from the increase in production of large commercial aircraft scheduled for delivery in 2005.

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

     Gross margin increased during 2004 as compared to 2003 primarily as a result of improved plant operating rates (from 56% during 2003 to 73% during 2004), partially offset by increased raw material costs and higher energy costs. The Company's gross margin during 2004 was also favorably impacted by the previously discussed modification of the Company's vacation policy and adversely impacted by an additional $10.5 million charge to cost of sales related to the accrual of certain employee incentive compensation payments, as compared to 2003. Comparatively, gross margin during 2003 was impacted by (i) a $1.7 million reduction in cost of sales related to a revision of the Company's estimate of probable loss associated with a previously reported tungsten inclusion matter and (ii) a $6.8 million reduction in sales related to the previously discussed termination of a purchase and sale agreement with Wyman-Gordon.

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

     Equity in earnings of joint ventures increased 183%, from $0.5 million during 2003 to $1.3 million during 2004, due to an increase in the operating results of VALTIMET.

     Net other operating income (expense) decreased 6% from income of $24.4 million during 2003 to income of $23.0 million during 2004, principally due to a decrease in the amount of previously discussed take-or-pay income recognized by the Company during 2004. See Note 15 to the Consolidated Financial Statements.

     Non-operating income (expense).

                                                                               Year ended December 31,
                                                                ------------------------------------------------------
                                                                     2005               2004                2003
                                                                ---------------    ----------------    ---------------
                                                                                    (In thousands)

Interest expense on bank debt                                   $      (3,302)     $      (2,649)      $      (2,017)
Interest expense on debt payable to the Capital Trust                    (661)            (9,802)            (14,402)
                                                                ---------------    ----------------    ---------------

                                                                $      (3,963)     $     (12,451)      $     (16,419)
                                                                ===============    ================    ===============

Dividends and interest income                                   $       2,025      $         687       $         383
Equity in earnings of common
   securities of the Capital Trust                                        279                424                 432
Gain on BUCS exchange, net                                                  -             15,465                   -
Gain on sale of property                                               13,881                  -                   -
Foreign exchange gain (loss), net                                       2,288               (477)               (189)
Other, net                                                               (245)               101                (920)
                                                                ---------------    ----------------    ---------------

                                                                $      18,228      $      16,200       $        (294)
                                                                ===============    ================    ===============

     Interest expense on bank debt in 2005 increased 25% compared to 2004, primarily due to higher average outstanding borrowings during 2005 compared to 2004, which the Company used primarily to support its accumulation of inventory to meet expected customer demand during 2006 as well as for the construction of the water conservation facility at the Company's Henderson, Nevada location. Interest expense on bank debt in 2004 increased 31% compared to 2003, primarily due to higher average outstanding borrowings during 2004 compared to 2003, which the Company used primarily to support higher inventory levels. The Company currently expects interest expense on bank debt in 2006 will approximate 2005 levels.

     Prior to 2004, annual interest expense on the Company's debt payable to the Capital Trust approximated $13.7 million, exclusive of any accrued interest on deferred interest payments. On September 1, 2004, the Company exchanged 97.1% of its outstanding BUCS for its Series A Preferred Stock, resulting in a $15.5 million non-cash, non-operating gain. On September 1, 2005, the Company and the Capital Trust agreed to the cancellation of 120,907 of the Capital Trust's common securities and a corresponding cancellation of $6.0 million of the Company's Subordinated Debentures (see "Liquidity and Capital Resources - Other" and Note 12 to the Consolidated Financial Statements). Interest expense related to the remaining debt payable to the Capital Trust ($5.9 million at December 31, 2005) continues to accrue at 6.625% per year.

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

     Dividends and interest income during 2005 and 2004 consisted of dividends received on the Company's investments in marketable securities and interest income earned on cash and cash equivalents. Dividends and interest income during 2003 consisted solely of interest income earned on cash and cash equivalents.

     During the second quarter of 2005, the Company recognized a $13.9 million non-operating gain related to the sale of property. See further discussion in "Results of Operations - Overview."

     Income taxes. The Company operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income or loss can impact the Company's overall effective tax rate. For the years ended December 31, 2005, 2004 and 2003, the Company's income tax rate varied from the U.S. statutory rate primarily due to changes in the deferred income tax valuation allowance related to the Company's tax attributes with respect to the "more-likely-than-not" recognition criteria during those periods.

     The Company periodically reviews its deferred income tax assets to determine if future realization is more likely than not. During the first quarter of 2005, based on the Company's recent history of U.S. income, its near term outlook and the effect of its change in method of inventory determination from the LIFO cost method to the specific identification cost method for U.S. federal income tax purposes (see Note 2), the Company changed its estimate of its ability to utilize the tax benefits of its U.S. net operating loss ("NOL") carryforwards, alternative minimum tax ("AMT") credit carryforwards and other net deductible temporary differences (other than the majority of the Company's capital loss carryforwards). Consequently, the Company determined that its net deferred income tax asset related to such U.S. tax attributes and other net deductible temporary differences now meet the "more-likely-than-not" recognition criteria. Accordingly, the Company reversed $36.9 million of the valuation allowance attributable to such U.S. deferred income tax asset during 2005 ($8.6 million in the fourth quarter).

     During the first quarter of 2005, based on the Company's recent history of U.K. income, its near term outlook and its historic U.K. profitability, the Company also changed its estimate of its ability to utilize its net deductible temporary differences and other tax attributes related to the U.K., primarily comprised of (i) the future benefits associated with the reversal of its U.K. minimum pension liability deferred income tax asset and (ii) the benefits of its U.K. NOL carryforward. Consequently, the Company determined that its net deferred income tax asset in the U.K. now meets the "more-likely-than-not" recognition criteria. Accordingly, the Company reversed $13.2 million of the valuation allowance attributable to such deferred income tax asset during 2005 ($0.1 million in the fourth quarter).

     During 2004, due to a change in estimate of the Company's ability to utilize the benefits of its NOL carryforwards in Germany, the Company determined that its deferred income tax asset in Germany met the "more-likely-than-not" recognition criteria. Accordingly, the Company reversed the $0.7 million valuation allowance attributable to such deferred income tax asset. In addition, the Company's deferred income tax asset valuation allowance related to income from continuing operations decreased by $16.4 million during 2004, primarily due to the utilization of the U.S. and U.K. NOL carryforwards, the benefit of which had previously not met the "more-likely-than-not" recognition criteria.

     During the second quarter of 2005 and the fourth quarter of 2004, the Company recognized a deferred income tax benefit related to a $0.5 million and $4.2 million, respectively, decrease in the Company's U.S. deferred income tax asset valuation allowance attributable to the Company's recognition, for U.S. income tax purposes only, of a capital gain on the fourth quarter sale of certain property located at the Company's Henderson, Nevada facility (see Note
6). The Company recognized a corresponding deferred income tax expense in 2005, when the gain was recognized under accounting principles generally accepted in the United States of America. The Company utilized a portion of its U.S. capital loss carryforward to offset the income taxes generated from the sale of such property.

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law provides for a special 85% deduction for certain dividends received from controlled foreign corporations in 2005. In the second quarter of 2005, the Company completed its evaluation of this new provision and determined that it would benefit from the special dividend received deduction, but the Company did not distribute dividends under the Act until the third quarter of 2005. In the third quarter of 2005, the Company executed a reinvestment plan and distributed $19 million of earnings from its European subsidiaries, which qualified for the special dividend received deduction and, in accordance with the requirements of FASB Staff Position No. 109-2, recognized the $1.0 million income tax related to such repatriation. Additionally, in the fourth quarter of 2005, the Company determined that an additional $10 million of repatriations would qualify for the special dividend received deduction, and the Company recognized an additional $0.5 million income tax related to the fourth quarter repatriation. The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on basis differences in its non-U.S. consolidated subsidiaries that result primarily from undistributed earnings the Company intends to reinvest indefinitely. The new law also provides for a special deduction from U.S. taxable income equal to a specified percentage of a U.S. company's qualified income from domestic manufacturing activities (as defined). The Company believes that the majority of its operations meet the definition of qualified domestic manufacturing activities. However, the Company did not derive any benefit from the special manufacturing deduction in 2005, because the Company's existing U.S. NOL carryforwards fully offset its 2005 U.S. taxable income.

     In June 2005, the State of Ohio enacted a new tax law, which phases out Ohio's existing income tax system over the next five years and replaces it with a tax based on gross receipts. In the second quarter of 2005, as a result of this phase out, the Company reduced its deferred income tax asset related primarily to its Ohio NOL carryforwards by $0.6 million. In the fourth quarter of 2005, due primarily to updated income forecasts and revised timing information on the recognition of certain temporary differences, the Company increased its deferred income tax asset related primarily to its Ohio NOL carryforwards by $0.3 million. The net impact of these adjustments for 2005 was a decrease of $0.3 million.

     The provision for income taxes in 2005 includes $4.4 million of deferred income taxes resulting from the elimination of the Company's minimum pension liability equity adjustment component of accumulated other comprehensive income related to the Company's U.S. defined benefit pension plan. In accordance with GAAP, the Company did not recognize a deferred income tax benefit related to a portion of the minimum pension equity adjustment previously recognized, as the Company had also recognized a deferred income tax asset valuation allowance related to its U.S. net operating loss carryforward and other U.S. net deductible temporary differences during a portion of the periods in which the minimum pension equity adjustment had previously been recognized. A portion of such valuation allowance recognized ($4.4 million) was recognized through the pension liability component of other comprehensive income. As discussed, during 2005 the Company concluded recognition of such deferred income tax asset valuation allowance was no longer required, and the reversal of all of such valuation allowance was recognized through the provision for income taxes included in the determination of net income, including the $4.4 million portion of the valuation allowance which was previously recognized through other comprehensive income. As of December 31, 2005, the Company was no longer required to recognize a minimum pension liability related to its U.S. plan, and the Company reversed the minimum pension liability previously recognized in other comprehensive income. After the reversal of such minimum pension liability, which was recognized on a net-of-tax basis, the $4.4 million amount remained in accumulated other comprehensive income related to the U.S. minimum pension liability, which is required to be recognized in the provision for income taxes during the period in which the minimum pension liability is no longer required to be recognized.

     See also Note 16 to the Consolidated Financial Statements.

     Dividends on Series A Preferred Stock. Shares of the Company's Series A Preferred Stock are convertible, at any time, at the option of the holder thereof, into six and two-thirds shares of the Company's common stock, subject to adjustment in certain events. The Series A Preferred Stock is not mandatorily redeemable, but is redeemable at the option of the Company at any time after September 1, 2007. When, as and if declared by the Company's board of directors, holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends at the rate of 6.75% of the $50 per share liquidation preference per annum per share (equivalent to $3.375 per annum per share). The Company paid dividends of $12.5 million during 2005 and $3.3 million during 2004 to holders of the Series A Preferred Stock. Subsequent to December 31, 2005, the Company's board of directors declared a dividend of $0.84375 per share, payable on March 15, 2006 to holders of record of Series A Preferred Stock as of the close of trading on March 1, 2006. Based on the 2,636,597 shares of Series A Preferred Stock outstanding as of March 10, 2006, TIMET would expect to pay approximately $8.9 million of dividends on these shares during 2006.

     Cumulative effect of change in accounting principle. On January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, and recognized (i) an asset retirement cost capitalized as an increase to the carrying value of its property, plant and equipment of approximately $0.2 million, (ii) accumulated depreciation on such capitalized cost of approximately $0.1 million and (iii) a liability for the asset retirement obligation of approximately $0.3 million. The asset retirement obligation recognized relates primarily to landfill closure and leasehold restoration costs. See Note 2 to the Consolidated Financial Statements.

     European operations. The Company has substantial operations located in Europe, principally in the United Kingdom, France and Italy. Approximately 39% of the Company's sales revenue originated in Europe in 2005, of which approximately 58% was denominated in the British pound sterling or the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for the Company's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of the Company's European subsidiaries are those of their respective countries, and the European subsidiaries are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of the Company's European operations may be in U.S. dollars or in functional currencies. The Company's export sales from the U.S. are denominated in U.S. dollars and as such are not subject to currency exchange rate fluctuations.

     The Company does not use currency contracts to hedge its currency exposures. Net currency transaction gains or losses included in results of operations were a $2.3 million gain in 2005 and losses of $0.5 million in 2004 and $0.2 million in 2003. At December 31, 2005, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $51.2 million and $46.4 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable and accounts payable.

     VALTIMET has entered into certain derivative financial instruments that qualify as cash flow hedges under accounting principles generally accepted in the United States of America ("GAAP"). The Company's pro-rata share of VALTIMET's unrealized net gains on such derivative financial instruments is included as a component of other comprehensive income.

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

     In 2005, TIMET achieved all time record levels for net sales, operating income and net income. These levels were largely driven by increased demand in the commercial aerospace sector that, when coupled with the relatively short supply of raw materials, resulted in average selling prices for both melted and mill products reaching their highest historical levels at $19.85 and $41.75 per kilogram, respectively. The Company expects that the current up-cycle will continue beyond 2006.

     The Company continues to see the availability of certain raw materials tighten, and, consequently, the prices for such raw materials increase. The Company currently expects that the shortage in certain raw materials is likely to continue throughout 2006, which could limit the Company's ability to produce enough titanium products to fully meet customer demand. In addition, TIMET has certain long-term customer agreements that will somewhat limit the Company's ability to pass on all of its increased raw material costs. However, the Company expects that the impact of higher average selling prices for melted and mill products in 2006 will more than offset such increased raw materials costs.

     As compared to 2005, the Company currently expects its 2006 net sales revenue to increase by 35% to 50% to between $1.0 billion and $1.1 billion. Mill product sales volume, which was 12,660 metric tons in 2005, is expected to range from 14,500 and 15,000 metric tons in 2006, an increase of 15% to 18%. Melted product sales volume, which was 5,655 metric tons in 2005, is expected to remain relatively unchanged in 2006. Melted product average selling prices are expected to increase by 75% to 80% and mill product average selling prices are expected increase by 25% to 30%, as compared to 2005.

     The Company's cost of sales is affected by a number of factors including customer and product mix, material yields, plant operating rates, raw material costs, labor costs and energy costs. Raw material costs, which include sponge, scrap and alloys, represent the largest portion of the Company's manufacturing cost structure, and, as previously discussed, continued cost increases are expected during 2006. Scrap and certain alloy prices have continued their upward rise, and increased energy costs also continue to have a negative impact on gross margin. The Company currently expects production volumes to continue to increase in 2006, with overall capacity utilization expected to approximate 88% in 2006 (as compared to 80% in 2005). However, practical capacity utilization measures can vary significantly based on product mix.

     Selling, general, administrative and development expenses are expected to increase slightly but decrease as a percentage of sales. Under the terms of the new Boeing LTA, as previously discussed, the Company does not currently expect Boeing to incur a makeup payment for 2006 as Boeing is expected to purchase at least the minimum specified volumes from the Company.

     The Company expects its 2006 operating income to increase 50% to 65% over 2005, to between $257 million and $282 million.

     Capital expenditures during 2006 are expected to range from $90 million to $100 million. The increased spending over 2005 primarily reflects $23 million related to the expansion of the sponge plant in Henderson, Nevada and additional capacity improvements as the Company continues to respond to the increased demand by its customers. Depreciation and amortization should approximate $36 million in 2006.

     Non-GAAP financial measures. In an effort to provide investors with information in addition to the Company's results as determined GAAP, the Company has provided the following non-GAAP financial disclosures that it believes may provide useful information to investors:

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

     o In addition to disclosing percentage changes in its mill product selling prices adjusted to exclude the effects of changes in product mix, the Company also discloses such percentage changes in billing currencies, which also excludes the effects of changes in foreign currency exchange rates. The Company believes such disclosure provides useful information to investors by allowing them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the various actual billing currencies. Generally, when the U.S. dollar strengthens (weakens) against other currencies, the percentage change in selling prices in billing currencies will be higher (lower) than such percentage changes would be using actual exchange rates prevailing during the respective periods; and

     o The Company has disclosed operating income excluding the impact of the Boeing take-or-pay income. The Company believes this provides investors with useful information to better analyze the Company's business and possible future earnings. Effective July 1, 2005, the Company entered into a new LTA with Boeing, replacing the take-or-pay provisions with an annual makeup payment early in the following year in the event Boeing purchases less than its annual volume commitment in any year. See "Summarized Financial Information" for additional information regarding the Boeing LTA.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash flows for each of the past three years are presented below. The following should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto.

                                                                               Year ended December 31,
                                                                ------------------------------------------------------
                                                                     2005               2004                2003
                                                                ---------------    ----------------    ---------------
                                                                                   (In thousands)
Cash provided (used) by:
   Operating activities                                         $      72,896      $     (22,433)      $      65,821
   Investing activities                                               (61,486)           (44,528)            (14,534)
   Financing activities                                                   (28)            38,742             (22,068)
                                                                ---------------    ----------------    ---------------

     Net cash provided (used) by operating,
       investing and financing activities                       $      11,382      $     (28,219)      $      29,219
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

     Certain items included in the determination of net loss have an impact on cash flows from operating activities, but the impact of such items on cash may differ from their impact on net loss. For example, pension expense and postretirement healthcare and life insurance ("OPEB") expense will generally differ from the outflows of cash for payment of such benefits. In addition, relative changes in assets and liabilities generally result from the timing of production, sales and purchases. Such relative changes can significantly impact the comparability of cash flow from operations from period to period, as the income statement impact of such items may occur in a different period than that in which the underlying cash transaction occurs. For example, raw materials may be purchased in one period, but the cash payment for such raw materials may occur in a subsequent period. Similarly, inventory may be sold in one period, but the cash collection of the receivable may occur in a subsequent period.

     The Company's net income increased from $47.7 million for the year ended December 31, 2004 to $155.9 million for the year ended December 31, 2005.

     Accounts receivable increased during 2005 primarily due to increased sales, as fourth quarter 2005 net sales, the primary source of the year end accounts receivable balance, increased 61% over the year ago period. Similarly, accounts receivable increased during 2004 primarily due to a 36% increase in fourth quarter 2004 net sales over the fourth quarter of 2003. Accounts receivable decreased during 2003 primarily due to improved collection efforts with the Company's customers, partially offset by the weakening of the U.S. dollar compared to the British pound sterling and the euro.

     Inventories increased during each of 2005 and 2004 as a result of increased capacity utilization and related inventory build in order to meet expected customer demand during the respective following year, as well as the effects of increased raw material costs. Inventories decreased during 2003 primarily due to the Company's concentrated focus on inventory reduction during 2003.

     Changes in accounts payable and accrued liabilities reflect, among other things, the timing of payments to suppliers of titanium sponge, titanium scrap and other raw material purchases. Accrued liabilities increased during 2005 primarily due to a $7.5 million increase in the Company's accrual for employee profit sharing payments to be made in 2006. Accrued liabilities increased during 2004 primarily due to (i) a $12.0 million net increase in the Company's accrual for incentive compensation for potential employee profit sharing payments to be made in 2005 and (ii) a $1.1 million increase to the Company's accrual for costs expected to be incurred for environmental remediation at the Company's Henderson, Nevada facility. These increases were partially offset by (i) payment of the $2.8 million final installment related to termination of the prior Wyman-Gordon agreement, (ii) a $1.9 million reduction of the Company's vacation accrual related to the Company's modification of its vacation policy for its U.S salaried employees and (iii) a $3.5 million reclassification of the Company's U.S. defined benefit pension liability from current to noncurrent, as the Company's short-term cash contribution requirements decreased significantly.

     Pursuant to the Company's previous agreement with Boeing, Boeing advanced TIMET $28.5 million annually less $3.80 per pound of titanium product purchased by Boeing subcontractors during the preceding year. The Company received a $27.9 million advance for 2005 in January 2005, a $27.9 million advance for 2004 in January 2004 and a $27.7 million advance for 2003 in January 2003. Effective July 1, 2005, the Company entered into a new Boeing LTA, which replaced the previous LTA's take-or-pay provisions with an annual makeup payment early in the following year in the event Boeing purchases less than its annual volume commitment in any year. See Note 10 to the Consolidated Financial Statements.

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

     Investing activities. During 2005 and 2004, the Company purchased 146,900 and 2,549,520 shares of CompX International, Inc. ("CompX") Class A common stock, respectively, for $2.2 million and $32.0 million, respectively. During 2004, the Company purchased 222,100 shares of NL Industries, Inc. ("NL") common stock for $2.5 million. See further discussion in Note 4 to the Consolidated Financial Statements.

     The Company's capital expenditures were $61.1 million in 2005, $23.6 million in 2004 and $12.5 million in 2003, principally for replacement and expansion of machinery and equipment and for capacity maintenance. The 2005 amount includes $24.2 million related to the construction of the water conservation facility and $11.8 million related to the Company's sponge plant expansion in Henderson, Nevada. The 2004 amount includes $3.9 million related to construction of the water conservation facility.


     During the fourth quarter of 2003, the Company deposited funds into certificates of deposit and other interest bearing accounts as collateral for certain Company obligations in lieu of entering into letters of credit. These deposits, which are restricted as to the Company's use, provide the Company with interest income as opposed to interest expense incurred through the use of letters of credit. During each of 2005 and 2004, certain of these deposits were liquidated in favor of entering into letters of credit because the Company was primarily a net borrower during these periods and the use of this cash reduced overall borrowing costs.

     Financing activities. Cash used during 2005 was primarily related to $12.5 million of dividends paid on the Series A Preferred Stock and $2.2 million of dividends paid to CEZUS, partially offset by the Company's net borrowings of $8.3 million and $6.4 million of proceeds from the issuance of common stock upon exercise of options. Cash provided during 2004 related primarily to the Company's net borrowings of $43.2 million, which the Company primarily used to support the accumulation of inventory in order to meet expected customer demand for 2005 and also support capital expenditures and the acquisition of marketable securities. In addition, the Company paid dividends on its Series A Preferred Stock of $3.3 million and TIMET Savoie made a $0.7 million dividend payment to CEZUS during 2004. Cash used during 2003 related primarily to the Company's $19.3 million of net repayments on its outstanding borrowings upon the Company's receipt of a $27.7 million customer advance in January 2003. Additionally, TIMET Savoie made a $1.9 million dividend payment to CEZUS during 2003. See further discussion below in "Liquidity and Capital Resources - Borrowing arrangements."

     Borrowing arrangements. As of December 31, 2005, the Company's outstanding borrowings under its U.S. credit agreement were $40.3 million and excess availability was approximately $79 million. On February 17, 2006, the Company entered into a new $175 million long-term credit agreement (the "New U.S. Facility"), replacing its previous U.S credit agreement, which was terminated on that date. The New U.S. Facility is secured primarily by the Company's U.S. accounts receivable, inventory, personal property, intangible assets, a pledge of 65% of TIMET UK's common stock and a negative pledge on U.S. fixed assets, and matures in February 2011. Borrowings under the New U.S. Facility accrue interest at the U.S. prime rate or varying LIBOR-based rates based on a quarterly ratio of outstanding debt to EBITDA as defined by the agreement. The New U.S. Facility also provides for the issuance of up to $10 million of letters of credit.

     The New U.S. Facility contains certain restrictive covenants that, among other things, limit or restrict the ability of the Company to incur debt, incur liens, make investments, make capital expenditures or pay dividends. The New U.S. Facility also requires compliance with certain financial covenants, including a minimum tangible net worth covenant, a fixed charge coverage ratio and a leverage ratio, and contains other covenants customary in lending transactions of this type including cross-default provisions with respect to other debt and obligations of the Company. Borrowings under the New U.S. Facility are limited to the lesser of $175 million or a formula-determined amount based upon U.S. accounts receivable, inventory and fixed assets (subject to pledging fixed assets). Such formula-determined amount only applies if borrowings exceed 60% of the commitment amount or the leverage ratio exceeds a certain limitation. At February 17, 2006, approximately $21 million was outstanding under the New U.S. Facility and $4.4 million of letters of credit were issued and outstanding. The Company's previous U.S. credit agreement contained similar covenant compliance requirements, and the Company was in compliance with all such covenants for all periods during the years ended December 31, 2005 and 2004.

     Under the previous U.S. credit agreement, the Company was required to maintain a lock box arrangement whereby daily net cash receipts were used to reduce outstanding borrowings. Accordingly, any outstanding balances under the previous U.S. credit agreement were classified as a current liability, regardless of the maturity date of the agreement. As a result of the Company's entrance into the New U.S. Facility, which does not contain a similar requirement regarding the application of daily net cash receipts, borrowings under the Company's previous U.S. credit agreement have been re-classified to long-term on the Company's balance sheet as of December 31, 2005. Under the Company's previous U.S. credit agreement, interest accrued at rates based on LIBOR plus 2% and bank prime rate plus 0.5%. The weighted average interest rate on borrowings outstanding was 6.4% as of December 31, 2005 and 4.3% as of December 31, 2004. Borrowings were collateralized by substantially all of the Company's U.S. assets.

     During the second quarter of 2005, the Company's subsidiary, TIMET UK, terminated its previous credit facility (the "U.K. Facilities") and entered into a new working capital credit facility (the "New U.K. Facility") that expires on April 30, 2008. Under the New U.K. facility, TIMET UK may borrow up to (pound)22.5 million, subject to a formula-determined borrowing base derived from the value of accounts receivable, inventory and property, plant and equipment. Borrowings under the New U.K. facility can be in various currencies, including U.S. dollars, British pounds sterling and euros and are collateralized by substantially all of TIMET UK's assets. Interest on outstanding borrowings generally accrues at rates that vary from 1.125% to 1.375% above the lender's published base rate. The New U.K. facility also contains financial ratios and covenants customary in lending transactions of this type, including a minimum net worth covenant. TIMET UK was in compliance with all covenants for all periods during the year ended December 31, 2005. As of December 31, 2005, the Company had outstanding borrowings under the New U.K. Facility of $11.1 million, and excess availability was approximately $28 million. The weighted average interest rate on borrowings outstanding under the New U.K. facility was 5.6% as of December 31, 2005.

     The U.K. Facilities included revolving and term loan facilities and an overdraft facility and required the maintenance of certain financial ratios and amounts, including a minimum net worth covenant and other covenants customary in lending transactions of this type. TIMET UK was in compliance with all covenants for all periods during the year ended December 31, 2004. During the second quarter of 2003, TIMET UK received an interest-bearing intercompany loan from a U.S. subsidiary of the Company enabling TIMET UK to reduce its long-term borrowings under the U.K. Facilities to zero. This loan was repaid in full during the third quarter of 2004. As of December 31, 2004, the Company had no borrowings under the U.K. Facilities.

     The Company also has overdraft and other credit facilities at certain of its other European subsidiaries that aggregate the equivalent of $19 million at December 31, 2005. These facilities accrue interest at various rates and are payable on demand. At December 31, 2005, approximately $2 million of letters of credit had been issued under these facilities. As of December 31, 2005 and 2004, there were no outstanding borrowings under these other facilities, and unused borrowing availability at December 31, 2005 was approximately $17 million.

     No dividends were paid by TIMET on its common stock during 2005, 2004 or 2003. The Company paid dividends on its Series A Preferred Stock in the amount of $12.5 million in 2005 and $3.3 million in 2004. Subsequent to December 31, 2005, the Company's board of directors declared a dividend of $0.84375 per share, payable on March 15, 2006 to holders of record of Series A Preferred Stock as of the close of trading on March 1, 2006.

     Contractual commitments. As more fully described in Notes 11, 12, 18 and 19 to the Consolidated Financial Statements, the Company was a party to various debt, lease and other agreements at December 31, 2005 that contractually commits the Company to pay certain amounts in the future. The following table summarizes such contractual commitments that are enforceable and legally binding on the Company and that specify all significant terms, including pricing, quantity and date of payment:

                                                                         Payment Due Date
                                            ---------------------------------------------------------------------------
                                                              2007/           2009/          2011 &
Contractual Commitment                         2006           2008            2010            After           Total
----------------------                      -----------    ------------    ------------    ------------    ------------
                                                                          (In thousands)

Capital leases (1)                          $       28     $       56      $      56       $        50      $      190

Operating leases                                 3,103          6,003          4,479            18,512          32,097

Long-term debt (2)                                   -         11,104              -            40,255          51,359

Debt payable to Capital Trust (and
  accrued interest thereon at
  December 31, 2005)                                33              -              -             5,852           5,885

Purchase obligations:
   Raw materials (3)                           108,643         36,715          2,800             2,800         150,958
   Other (4)                                    30,048         18,515         12,990            24,204          85,757

Other contractual obligations (5)               14,026              -              -                 -          14,026
                                            -----------    ------------    ------------    ------------    ------------

                                            $  155,881      $  72,393      $  20,325        $   91,673      $  340,272
                                            ===========    ============    ============    ============    ============
-----------------------------------------------------------------------------------------------------------------------

(1)  Includes interest payments due under the capital lease agreements.
(2) Subsequent to December 31, 2005, the Company entered into a new U.S. credit agreement, which matures in 2011. See Note 11 to the Consolidated Financial Statements.
(3) These obligations generally relate to the purchase of titanium sponge pursuant to an LTA that expires on December 31, 2007 (as described in Item 1: Business) and various other open orders or commitments for purchase of raw materials. The LTA does not contain automatic renewal provisions; however, the Company may enter into a new agreement to replace the current LTA in the future.
(4)  These  obligations  generally relate to contractual  operating fees paid to
     CEZUS for use of a portion of its Ugine, France plant pursuant to an agreement expiring in 2006 (as described in Item 2: Properties), energy purchase obligations with BMI which expire in 2010 (as described in Note 18 to the Consolidated Financial Statements), an obligation to Contran under an intercorporate services agreement ("ISA") for 2006 (as described in Note 18 to the Consolidated Financial Statements), a capital contribution obligation  to  BAOTIMET  and  various  other open  orders for  purchase of energy, utilities and property and equipment. These obligations are generally based on an average price and an assumed constant mix of products purchased, as appropriate. The Company expects to enter into an ISA annually with Contran subsequent to 2006. All open orders are for delivery in 2006.
(5) These other obligations are recorded on the Company's balance sheet as of December 31, 2005 and consist of current income taxes payable, a contract for removal of environmental waste and obligations related to workers compensation bonds discussed in "Liquidity and Capital Resources - Off-balance sheet arrangements."

     The Company has excluded any potential commitment for funding of retirement and postretirement benefit plans from this table. However, such potential future contributions are discussed below, as appropriate, in "Liquidity and Capital Resources - Defined benefit pension plans" and "Liquidity and Capital Resources
- Postretirement benefit plans other than pensions."

     Off-balance sheet arrangements. As more fully discussed in "Results of Operations - Non-operating income (expense)," the Company is the primary obligor on two $1.5 million workers' compensation bonds issued on behalf of Freedom Forge. The Company has fully expensed the obligation under the first of these bonds. Based upon current claims analysis, the Company has expensed only $0.2 million on the second bond and although it is potentially obligated for the remaining $1.3 million, the Company does not currently expect any additional claims to be filed on this second bond. Additionally, the Company has entered into letters of credit to collateralize (i) potential workers' compensation claims in Ohio and Nevada and (ii) future usage of electricity in Nevada. The Company's excess availability under its U.S. credit agreement has been reduced by $2.3 million and $2.1 million, respectively, related to such letters of credit.

     The Company has entered into letters of credit to collateralize (i) potential workers' compensation claims in Ohio and Nevada and (i) future usage of electricity in Nevada. The Company's excess availability under its U.S. credit agreement has been reduced by $2.3 million and $2.1 million, respectively, related to such letters of credit. Additionally, the Company has entered into a letter of credit to collateralize various business obligations, wich has reduced the Company's excess availability under its other European credit facilities by approximately $2 million.

     Defined benefit pension plans. As of December 31, 2005, the Company maintains three defined benefit pension plans - one each in the U.S., the U.K. and France. Prior to December 31, 2003, the U.S. maintained two plans, which were merged as of that date. The majority of the discussion below relates to the U.S. and U.K. plans, as the French plan is not material to the Company's Consolidated Balance Sheets, Statements of Operations or Statements of Cash Flows.

     The Company recorded consolidated pension expense of $7.9 million in 2005, $7.7 million in 2004 and $8.9 million in 2003. Pension expense for these periods, the majority of which related to the U.K. plan, was calculated based upon a number of actuarial assumptions, most significant of which are the discount rate and the expected long-term rate of return.

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

                                                          Discount rates used for:
                      ------------------------------------------------------------------------------------------------
                              Obligation at                     Obligation at                    Obligation at
                            December 31, 2005                 December 31, 2004                December 31, 2003
                           and expense in 2006               and expense in 2005              and expense in 2004
                      ------------------------------    ------------------------------     ---------------------------
U.S. Plan                          5.50%                             5.65%                            6.00%
U.K. Plan                          4.75%                             5.30%                            5.50%

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

                                                    Long-term rates of return used for:
                      ------------------------------------------------------------------------------------------------
                              Obligation at                     Obligation at                    Obligation at
                            December 31, 2005                 December 31, 2004                December 31, 2003
                           and expense in 2006               and expense in 2005              and expense in 2004
                      ------------------------------    ------------------------------     ---------------------------
U.S. Plan                         10.00%                            10.00%                            10.00%
U.K. Plan                          6.70%                             7.10%                            7.10%

     Lowering the expected long-term rate of return on the Company's U.S. plan's assets by 0.5% (from 10.00% to 9.50%) would have increased 2005 pension expense by approximately $0.3 million, and lowering the discount rate assumption by 0.25% (from 5.65% to 5.40%) would have increased the Company's U.S. plan's 2005 pension expense by approximately $0.1 million. Lowering the expected long-term rate of return on the Company's U.K. plan's assets by 0.5% (from 7.10% to 6.60%) would have increased 2005 pension expense by approximately $0.6 million, and lowering the discount rate assumption by 0.25% (from 5.30% to 5.05%) would have increased the Company's U.K. plan's 2005 pension expense by approximately $0.7 million.

     During the second quarter of 2003, the Company transferred all of its U.S. plan's assets into the Combined Master Retirement Trust ("CMRT"). The CMRT is a collective investment trust established by Valhi to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Valhi and certain related companies. A sub account of the CMRT held 10.8% of TIMET common stock at December 31, 2005; however, the Company's plan assets are invested only in the portion of the CMRT that does not hold TIMET common stock. At December 31, 2005, Valhi and related entities or persons (excluding the CMRT) held approximately 41.8% of TIMET's outstanding common stock and approximately 54.1% of the Company's Series A Preferred Stock. Harold
C. Simmons, Chairman of the Board of Directors of Valhi and TIMET, is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT.

     The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons. During the 18-year history of the CMRT through December 31, 2005, the average annual rate of return earned by the CMRT, as calculated based on the average percentage change in the CMRT's net asset value per CMRT unit for each applicable year, has been 14% (with a 36% return for 2005).

     At December 31, 2005, the CMRT's asset mix (based on an aggregate asset value of $691 million) was 86% U.S. equity securities, 7% foreign equity securities, 3% debt securities and 4% cash and other. The CMRT`s trustee and investment committee actively manage the investments within the CMRT. Such parties have in the past, and may again in the future, periodically change the relative asset mix based upon, among other things, advice they receive from third-party advisors and their expectation as to what asset mix will generate the greatest overall return. Based on the above, the Company set its long-term rate of return assumption at 10.0% for December 31, 2005 and 2004 pension obligations and 2006, 2005 and 2004 pension expense for its U.S. plan.

     Because of market fluctuations and prior funding strategies, actual asset allocation as of December 31, 2005 was 84.6% equity securities and 15.4% fixed income securities for the U.K. plan. During 2003, the trustees for the U.K. plan selected a new investment advisor (effective in 2004) for the U.K. plan and modified its asset allocation goals. The Company's future expected long-term rate of return on plan assets for its U.K. plan is based on an asset allocation assumption of 60% equity securities and 40% fixed income securities and all current contributions to the plan are invested wholly in fixed income securities in order to gradually effect the shift. Based on various factors, including improved economic and market conditions, gains on the plan assets during 2003 and projected asset mix, the Company increased its assumed long-term rate of return for December 31, 2003 pension obligations and for 2004 pension expense to 7.10% for its U.K. plan and maintained the assumption for December 31, 2004 pension obligations and for 2005 pension expense. Because all contributions continue to be put into fixed income securities, the Company expects the plan's asset mix to continue moving closer to the projected mix, which reflects a higher percentage of fixed income securities. As such, the Company decreased its assumed long-term rate of return for December 31, 2005 pension obligations and for 2006 pension expense to 6.70% for its U.K. plan.

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

     Based on an expected rate of return on plan assets of 10.00%, a discount rate of 5.50% and various other assumptions, the Company estimates that its U.S. plan will have pension income of approximately $2.8 million in 2006, approximately $3.2 million in 2007 and approximately $3.7 million in 2008. A 0.25% increase (decrease) in the discount rate would increase (decrease) projected pension income by approximately $0.1 million in each of 2006, 2007 and 2008. A 0.5% increase (decrease) in the long-term rate of return would increase (decrease) projected pension income by approximately $0.4 million in 2006 and $0.5 million in each of 2007 and 2008.

     Based on an expected rate of return on plan assets of 6.70%, a discount rate of 4.75% and various other assumptions (including an exchange rate of $1.75/(pound)1.00), the Company estimates that pension expense for its U.K. plan will approximate $6.4 million in 2006, $6.0 million in 2007 and $5.3 million in 2008. A 0.25% increase (decrease) in the discount rate would decrease (increase) projected pension expense by approximately $0.8 million in 2006 and 2007 and by $0.7 million in 2008. A 0.5% increase (decrease) in the long-term rate of return would decrease (increase) projected pension expense by approximately $0.7 million in 2006, $0.8 million in 2007 and $1.0 million in 2008.

     Actual future pension expense will depend on actual future investment performance, changes in future discount rates and various other factors related to the participants in the Company's pension plans.

     The Company made cash contributions of approximately $1.8 million in 2004 and $4.4 million in 2003 to the U.S. plans and cash contributions of approximately $9.1 million in 2005, $8.2 million in 2004 and $7.3 million in 2003 to the U.K. plan. Based upon the current funded status of the plans and the actuarial assumptions being used for 2006, the Company believes that it will be required to make the following cash contributions (exclusive of any required employee contributions) over the next five years:

                                                                          Projected cash contributions
                                                           -----------------------------------------------------------
                                                              U.S. Plan             U.K.Plan               Total
                                                           ----------------     -----------------    -----------------
                                                                       (In millions, and using an exchange
                                                                       rate of $1.75/(pound)1.00 for U.K. plan )
Year ending December 31,
     2006                                                    $      0.4           $       8.1          $       8.5
     2007                                                    $      0.1           $       8.3          $       8.4
     2008                                                    $      -             $       8.6          $       8.6
     2009                                                    $      -             $       8.9          $       8.9
     2010                                                    $      -             $       9.2          $       9.2

     The U.S. plan(s) paid benefits of approximately $5.6 million in 2005, $5.7 million in 2004 and $5.6 million in 2003, and the U.K. plan paid benefits of approximately $4.3 million in 2005, $4.7 million in 2004 and $4.3 million in 2003. Based upon current projections, the Company believes the plans will be required to pay the following benefits over the next ten years:

                                                                         Projected retirement benefits
                                                           -----------------------------------------------------------
                                                              U.S. Plan             U.K.Plan               Total
                                                           ----------------     -----------------    -----------------
                                                                       (In millions, and using an exchange
                                                                       rate of $1.75/(pound)1.00 for U.K. plan )
Year ending December 31,
     2006                                                    $      5.9           $       4.3          $      10.2
     2007                                                    $      5.9           $       4.4          $      10.3
     2008                                                    $      5.9           $       4.5          $      10.4
     2009                                                    $      5.9           $       4.6          $      10.5
     2010                                                    $      5.9           $       4.8          $      10.7
     2011 through 2015                                       $     29.4           $      25.8          $      55.2

     The value of the plans' assets has increased significantly over the past three years based mainly on performance of the plans' equity securities. The U.S. plan's assets were $84.7 million, $67.2 million and $60.7 million at December 31, 2005, 2004 and 2003, respectively, and the U.K. plan's assets were $138.1 million, $121.0 million and $97.8 million at December 31, 2005, 2004 and 2003, respectively.

     The combination of actual investment returns, changing discount rates and changes in other assumptions has a significant effect on the Company's funded plan status (plan assets compared to projected benefit obligations). In 2005, the effect of positive investment returns more than offset the effects of a decline in the discount rate, thereby moving the U.S. plan into a $5.3 million over-funded status at December 31, 2005. Whereas, in 2004, the effect of positive investment returns and cash contributions was more than offset by the effect of a decline in the discount rate and certain changes in mortality and other retirement assumptions, thereby increasing in the U.S. plan's under-funded status by $1.3 million to $11.4 million at December 31, 2004. In 2005 the effect of positive investment returns in the U.K. plan, as well as the effect of the strengthening dollar compared to the British pound sterling, more than offset the decline in the discount rate, thereby reducing the U.K. plan's under-funded status by $7.2 million to $54.8 million at December 31, 2005. Whereas, in 2004, the effect of positive investment returns was more than offset by the effect of a decline in the discount rate and certain changes in mortality and retirement assumptions, as well as the effect of the weakening dollar compared to the British pound sterling, thereby increasing the under-funded status of the U.K. plan by $8.4 million to $62.0 million at December 31, 2004. Based upon the change in the funded status of the plans during 2005, the Company was able to reduce its net additional minimum pension liability charge (net of tax) to equity by $17.2 million, reflecting additional comprehensive income of $16.6 million for the U.S. plan (based on elimination of the additional minimum pension liability for this plan) and additional comprehensive income of $0.6 million for the U.K. plan.

     Postretirement benefit plans other than pensions. The Company provides limited OPEB benefits to a portion of its U.S. employees upon retirement. The Company funds such OPEB benefits as they are incurred, net of any retiree contributions. The Company paid OPEB benefits, net of retiree contributions, of $2.3 million in 2005, $2.5 million in 2004 and $3.1 million in 2003.

     The Company recorded consolidated OPEB expense of $2.8 million in 2005, $3.0 million in 2004 and $2.7 million in 2003. OPEB expense for these periods was calculated based upon a number of actuarial assumptions, most significant of which are the discount rate and the expected long-term health care trend rate.

     The discount rate the Company utilizes for determining OPEB expense and OPEB obligations is the same as that used for the Company's U.S. pension plans. Lowering the discount rate assumption by 0.25% (from 5.65% to 5.4%) would have increased the Company's 2005 OPEB expense by less than $0.1 million.

     The Company estimates the expected long-term health care trend rate based upon input from specialists in this area, as provided by the Company's actuaries. In estimating the health care trend rate, the Company considers industry trends, the Company's actual healthcare cost experience and the Company's future benefit structure. For 2005, the Company used a beginning health care trend rate of 9.29%, which is projected to reduce to an ultimate rate of 4.0% in 2010. If the health care trend rate changed by 1.00% for each year, OPEB expense would have increased/decreased by approximately $0.2 million in 2005. For 2006, the Company is using a beginning health care trend rate of 8.23%, which is projected to reduce to an ultimate rate of 4.0% in 2010.

     Based on a discount rate of 5.5%, a health care trend rate as discussed above and various other assumptions, the Company estimates that OPEB expense will approximate $2.8 million in 2006, $2.7 million in 2007 and $2.8 million in 2008. A 0.25% increase (decrease) in the discount rate would decrease (increase) projected OPEB expense by less than $0.1 million in each of 2006, 2007 and 2008. A 1.0% increase (decrease) in the health care trend rate for each year would increase (decrease) the projected service and interest cost components of OPEB expense by approximately $0.2 million in 2006 and by $0.3 million in each of 2007 and 2008.

     Based upon current projections, the Company will be required to pay the following OPEB benefits over the next ten years:

                                        Projected            Projected            Projected         Projected net
                                     gross payments           retiree              Part D              payments
                                                           contributions           subsidy
                                     ---------------- -- ------------------    ----------------    -----------------
                                                                     (In millions)
Year ended December 31,

      2006                            $        3.8                 (1.4)              (0.2)         $          2.2
      2007                            $        4.0                 (1.5)              (0.4)         $          2.1
      2008                            $        4.3                 (1.6)              (0.4)         $          2.3
      2009                            $        4.6                 (1.7)              (0.5)         $          2.4
      2010                            $        4.8                 (1.8)              (0.5)         $          2.5
      2011 through 2015               $       29.0                (10.8)              (3.0)         $         15.2

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

     During the first nine months of 2004, the Company purchased 2,212,820 shares of CompX International, Inc ("CompX") Class A common shares, representing approximately 14.6% of the total number of shares of all classes of CompX common stock outstanding at that date. As of September 30, 2004, NL Industries, Inc. ("NL"), a subsidiary of Valhi, held an additional 68.4% of CompX. Effective on October 1, 2004, the Company and NL contributed 100% of their respective holdings on that date of all classes of CompX common stock to CompX Group, Inc. ("CGI") in return for a 17.6% and 82.4% ownership interest in CGI, respectively, and CGI became the owner of the 83.0% of CompX that the Company and NL had previously held in the aggregate. The CompX shares are the sole assets of CGI. The Company's shares of CGI are redeemable at the option of the Company based upon the market value of the underlying CompX stock held by CGI. The fair value of the Company's investment in CGI is based on the market value of the underlying CompX shares.

     As of December 31, 2005 and 2004, the Company directly held 483,600 and 336,700, respectively, shares of CompX, which were purchased subsequent to October 1, 2004. The Company has not contributed any of the shares purchased subsequent to October 1, 2004 to CGI. Depending upon the Company's evaluation of the business and prospects of CompX, and upon future developments (including, but not limited to, performance of the Class A Shares in the market, availability of funds, alternative uses of funds, and money, stock market and general economic conditions), the Company may from time to time purchase, dispose of, or cease buying or selling Class A Shares.

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

     Inventory allowances. Prior to January 1, 2005, approximately 40% of the Company's inventories were determined using the LIFO method, with the balance determined primarily using an average cost method. Effective January 1, 2005, the Company changed its method for inventory costing from the LIFO method to the specific identification cost method for the inventories previously accounted for under the LIFO cost method. With the significant volatility seen recently in raw material prices, the Company believes this change in accounting method provides a better matching of revenues and expenses. As required by GAAP, the Company has restated its financial statements for prior periods. See Note 2 to the
Consolidated Financial Statements. The Company periodically reviews its inventory for estimated obsolescence or unmarketable inventory and records any write-down equal to the difference between the cost of inventory and its estimated net realizable value based upon assumptions about alternative uses, market conditions and other factors.

     Impairment of long-lived assets. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment and intangible assets, may not be recoverable, the Company undertakes an evaluation of the assets or asset group. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated using discounted expected future cash flows or appraised values. All relevant factors are considered in determining whether an impairment exists. During 2005, the Company determined that certain of its manufacturing equipment would no longer be utilized in its operations, and, accordingly, recognized a $1.2 million noncash abandonment charge to cost of sales. In 2004, no such events or circumstances indicated the need to perform such evaluation.

     Valuation and impairment of securities. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company's marketable securities, including the shares of CompX contributed by the Company and held by CGI (based upon the Company's redemption option), are classified as available-for-sale securities and are carried at fair value based upon quoted market prices, with unrealized gains and/or losses included in stockholders' equity as a component of other comprehensive income. The Company evaluates its investments in marketable securities whenever events or conditions occur to indicate that the fair value of such investments has declined below their carrying amounts. If the decline in fair value is judged to be other than temporary, the carrying amount of the security is written down to fair value. In 2005, no such events or circumstances indicated the need to perform such evaluation. See Note 4 to the Consolidated Financial Statements for further discussion.

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

     Revenue recognition. Sales revenue is generally recognized when the Company has certified that its product meets the related customer specifications, the product has been shipped, and title and substantially all the risks and rewards of ownership have passed to the customer. Payments received from customers in advance of these criteria being met are recorded as customer advances until earned. For inventory consigned to customers, sales revenue is recognized when
(i) the terms of the consignment end, (ii) the Company has completed performance of all significant obligations and (iii) title and substantially all of the risks and rewards of ownership have passed to the customer. Amounts charged to customers for shipping and handling are included in net sales. Sales revenue is stated net of price and early payment discounts.

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

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest rates. The Company is exposed to market risk from changes in interest rates related to indebtedness. The Company typically does not enter into interest rate swaps or other types of contracts in order to manage its interest rate market risk. At December 31, 2005, all of the Company's bank indebtedness was denominated in U.S. dollars or British pounds sterling. At December 31, 2004, all of the Company's bank indebtedness was denominated in U.S. dollars. The Company's borrowings accrue interest at variable rates, generally related to spreads over bank prime rates and LIBOR. Because the Company's bank indebtedness reprices with changes in market interest rates, the carrying amount of such debt is believed to approximate fair value. The following table summarizes the Company's bank variable rate indebtedness and related maturities as of December 31, 2005:

                                                         Contractual maturity date
                                  ---------------------------------------------------------------------
                                                                                            There-after    Interest
                                     2006          2007           2008          2009                        rate (1)
                                  -----------    ----------    -----------    ----------    -----------    -----------
                                                               (In millions)

U. S. dollars (2)                 $     -        $     -       $     -        $     -       $    40.3         6.4%
British pounds sterling           $     -        $     -       $    11.1      $     -       $     -           5.6%

(1)  Weighted average.
(2) Subsequent to December 31, 2005, the Company entered into a new U.S. credit facility, which matures in 2010.

     The  following   table   summarizes   the  Company's   bank  variable  rate
indebtedness and related maturities as of December 31, 2004:

                                                            Contractual maturity date
                                  ---------------------------------------------------------------------
                                                                                              There-        Interest
                                     2005          2006           2007          2008          after         rate (1)
                                  -----------    ----------    -----------    ----------    -----------    -----------
                                                               (In millions)

U. S. dollars (1)                 $    43.2      $     -       $     -        $     -       $     -           4.3%

(1)  Weighted average.

     The Subordinated Debentures held by the Capital Trust provide a fixed 6.625% coupon and are exposed to market risk from changing interest rates. During 2005, the trading volume of the BUCS was minimal and, therefore, the Company does not believe the last traded value of the BUCS necessarily provides a fair value of the underlying Subordinated Debentures. The BUCS issued by the Capital Trust are publicly traded and are convertible, at the option of the holder, into TIMET common stock at the rate of 2.678 shares of common stock per BUCS. Based on the last traded value of TIMET common stock ($31.63 per share) on or before December 31, 2005, the "as converted" value of the 113,467 BUCS outstanding at December 31, 2005 (which the Company believes provides a reasonable estimate of fair value of the Subordinated Debentures) was $9.6 million. Based on the last traded value of the BUCS on December 31, 2004 ($16.00 per BUCS), the fair value of the outstanding Subordinated Debentures related to the 115,717 outstanding BUCS approximated $1.9 million at December 31, 2004.

     On March 3, 2005, the Company called all of the outstanding BUCS for redemption. The redemption price equals 100.6625% of the $50.00 liquidation amount per BUCS, or $50.3313, plus accrued distributions to the March 24, 2006 redemption date on the BUCS of $0.2116 per BUCS.

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

     Commodity prices. The Company is exposed to market risk arising from changes in commodity prices as a result of its long-term purchase and supply agreements with certain suppliers and customers. These agreements, which offer various fixed or formula-determined pricing arrangements, effectively obligate the Company to bear (i) the risk of increased raw material and other costs to the Company that cannot be passed on to the Company's customers through increased titanium product prices (in whole or in part) or (ii) the risk of decreasing raw material costs to the Company's suppliers that are not passed on to the Company in the form of lower raw material prices. However, the Company's ability to offset increased material costs with higher selling prices should increase in 2006, as many of the Company's LTAs have either expired or have been renegotiated for 2006 with price adjustments that take into account raw material cost fluctuations.

     Securities prices. As of December 31, 2005, the Company holds certain publicly traded equity securities that are exposed to market risk due to changes in prices of the securities as reported on the New York Stock Exchange. The aggregate market value of these equity securities at December 31, 2005 was $46.5 million, as compared to a cost basis of $36.9 million. The potential change in the aggregate market value of these securities, assuming a 10% change in prices, would be $4.6 million at December 31, 2005. See also Note 4 to the Consolidated Financial Statements.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is contained in a separate section of this Annual Report. See Index of Financial Statements and Schedules on page F.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A:      CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven
L. Watson, the Company's Chief Executive Officer, and Bruce P. Inglis, the Company's Vice President - Finance and Corporate Controller, have evaluated the Company's disclosure controls and procedures as of December 31, 2005. Based upon their evaluation, and as a result of the material weaknesses discussed below, these executive officers have concluded that the Company's disclosure controls and procedures are not effective as of December 31, 2005.

     Scope of management's report on internal control over financial reporting. The Company also maintains internal control over financial reporting. The term "internal control over financial reporting," as defined by Rule 13a-15(f) of the Exchange Act, means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

     Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") requires the Company to include annually a management report on internal control over financial reporting and such report is included below. The Company's independent registered public accounting firm is also required to annually attest to the Company's internal control over financial reporting.

     Management's report on internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's evaluation of the effectiveness of its internal control over financial reporting is based upon the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

     A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management's assessment of the Company's internal control over financial reporting, management has determined that the following control deficiencies constitute material weaknesses in the Company's internal control over financial reporting as of December 31, 2005:

     (1) The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training commensurate with the Company's financial reporting requirements.
          Specifically, the Company did not have accounting and finance personnel with sufficient depth and skill to allow the Company's global accounting and financial reporting group to function effectively. This control deficiency contributed to the second and third control deficiencies discussed below.

     (2) The Company did not maintain effective controls over the accuracy, authorization and review of recurring and non-recurring manual journal entries recorded in the general ledger. Specifically, the Company did not have consistent and comprehensive procedures designed and in place to ensure that manual journal entries were properly reviewed and approved to ensure the entries recorded were accurate and valid. This control deficiency affects substantially all financial statement accounts. However, this deficiency did not result in an adjustment to the Company's 2005 consolidated financial statements.

     (3) The Company did not maintain effective controls over the establishment, review and evaluation of the adequacy of its accounting policies and procedures. Specifically, the Company did not (a) have sufficient written policies and procedures insofar as they relate to the appropriate application of GAAP relating to revenue recognition and inventory, (b) consistently apply existing written policies and procedures throughout the Company or (c) update and communicate its accounting policies and procedures in a timely manner to reflect changes in the Company's business. This control deficiency primarily affected the Company's accounting for revenue recognition and several components of inventory, including accounting for production variances and obsolescence reserves. This control deficiency resulted in certain adjustments, including audit adjustments that were recorded in the 2005 third quarter consolidated financial statements and the 2005 annual consolidated financial statements.

     Each of the control deficiencies described in (1) through (3) above could result in a misstatement of the Company's account balances or disclosures that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected.

     Management determined that each of these control deficiencies  discussed in
(1) through (3) above constitutes a material weakness.

     As a result of the material weaknesses described above, management of the Company has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria in the COSO framework.

     Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

     Remediation of material weaknesses. In response to the identified material weaknesses, management of the Company intends to take the following actions during 2006:

     (1) The Company intends to increase its global accounting and finance staff in order to have sufficient resources to meet the Company's rapidly growing needs. The Company currently expects to hire the additional personnel in 2006. This remediation will also be a significant component of the remediation of the second and third material weaknesses described above.

     (2) The Company intends to modify and expand the functionality of its computer system (an "IT solution"), where possible, to ensure evidence is available to verify that personnel with the appropriate level of authority have reviewed and approved manual journal entries prior to the entries being recorded in the Company's general ledger. Additionally, the Company will continue to maintain evidence supporting the sufficiency of the manual journal entries in conjunction with the IT solution. For any location where an IT solution is not readily available, additional reviews will be required by personnel independent of those personnel recording the manual journal entries. The Company currently expects to complete the modification and expansion of the functionality of its computer system in 2006, to implement alternate controls until such functionality is in place and otherwise to complete the remediation of this control deficiency in 2006.

     (3) The Company intends to (a) prepare and distribute written policies and procedures covering all significant accounting processes for which such procedures do not already exist, (b) implement additional training and review processes to ensure all accounting procedures are implemented and applied properly and timely on a consistent basis throughout the Company and (c) implement guidelines surrounding the contemporaneous review and updating of all significant accounting procedures when business conditions so indicate. Although the control deficiency as of December 31, 2005 only related to certain financial statement accounts, this remediation plan will apply to all significant financial statement accounts. The Company has already updated certain of its key accounting procedures, and it will prioritize the preparation and distribution of additional procedures and related training based on the Company's risk assessment of the areas that are the most important.

     Changes in internal control over financial reporting. There have been no changes to the Company's internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     Certifications. The Company's chief executive officer is required to annually file a certification with the New York Stock Exchange ("NYSE"), certifying the Company's compliance with the corporate governance listing standards of the NYSE. During 2005, the Company's chief executive officer filed such annual certification with the NYSE, which was not qualified in any respect, indicating that he was not aware of any violations by the Company of the NYSE corporate governance listing standards. The Company's principal executive officer and principal financial officer are also required to, among other things, file quarterly certifications with the SEC regarding the quality of the Company's public disclosures, as required by Section 302 of the Sarbanes-Oxley Act. Such certifications for the year ended December 31, 2005 have been filed as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.


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

  Item No.                              Exhibit Index
--------------    ------------------------------------------------------------

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

3.3 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Titanium Metals Corporation, effective February 15, 2006, incorporated by reference to Exhibit 99.1 the Registrant's Current Report on Form 8-K filed with the SEC on February 15, 2006.

3.4 Bylaws of Titanium Metals Corporation as Amended and Restated, dated December 21, 2005, incorporated by reference to Exhibit 3(c) to the Registrant's Current Report on Form 8-K filed with the SEC on December 21, 2006.

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

  Item No.                               Exhibit Index
--------------    -------------------------------------------------------------

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

  Item No.                             Exhibit Index
--------------   --------------------------------------------------------------

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

10.7           Amendment  No.  5 to Loan and  Security  Agreement  by and  among
               Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Southwest) as Lender and Titanium Metals Corporation and Titanium Hearth Technologies, Inc. as borrowers, dated June 30, 2005, incorporated by reference to
               Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

   Item No.                             Exhibit Index
--------------   --------------------------------------------------------------

10.8 Credit Agreement among U.S. Bank National Association, Comerica Bank, Harris N.A., JP Morgan Chase Bank, N.A., The CIT
               Group/Business Credit, Inc., and Wachovia Bank, National Association as lenders and Titanium Metals Corporation as Borrower and U.S. Bank National Association, as Agent, dated February 17, 2006, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 23, 2006.

10.9 Loan and Overdraft Facilities between Lloyds TSB Bank plc and TIMET UK Limited dated December 20, 2002, incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

10.10 Letter dated December 19, 2003 to extend Loan and Overdraft Facilities between Lloyds TSB Bank plc and TIMET UK Limited dated December 20, 2002, incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

10.11 Letter dated November 22, 2004 to extend Loan and Overdraft Facilities between Lloyds TSB Bank plc and TIMET UK Limited dated December 20, 2002, incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

10.12 January 19, 2005 Variation Letter to Loan and Overdraft Facilities between Lloyds TSB Bank plc and TIMET UK Limited dated December 20, 2002, incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

10.13 Letter dated March 2, 2005 to amend Loan and Overdraft Facilities between Lloyds TSB Bank plc and TIMET UK Limited dated December 20, 2002, incorporated by reference to Exhibit 10.1 to the Registrant's quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.14 Bank of Scotland Working Capital Facility of (pound) 22,500,000/Payment Systems, incorporated by reference to exhibit
               10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 27, 2005.

10.15* 1996 Long Term Performance Incentive Plan of Titanium Metals Corporation, incorporated by reference to Exhibit 10.19 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-18829).

10.16* 2005 Titanium Metals Corporation Profit Sharing Plan (Amended and Restated as of April 6, 2005), incorporated by reference to Appendix A to the Registrant's Proxy Statement dated April 8, 2005 filed with the SEC on April 11, 2005.

10.17* Executive Severance Policy, as amended and restated effective May 17, 2000, incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

   Item No.                             Exhibit Index
--------------  ---------------------------------------------------------------

10.18* Titanium Metals Corporation Amended and Restated 1996 Non-Employee Director Compensation Plan, as amended and restated effective November 15, 2005, incorporated by reference to Exhibit
               10.1 to the Registrant's Current Report on Form 8-K/A filed with the SEC on March 2, 2006.

10.19* Amendment to Employment Contract between TIMET Savoie, S.A., Christian Leonhard and Titanium Metals Corporation, executed as of November 25, 2003, incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

10.20* 2005 Amendment to Employment Contract between TIMET Savoie, S.A., Christian J.M. Leonhard and Titanium Metals Corporation, executed as of November 25, 2003.

10.21 Settlement Agreement and Release of Claims dated April 19, 2001 between Titanium Metals Corporation and The Boeing Company, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.22 Intercorporate Services Agreement among Contran Corporation, Tremont LLC and Titanium Metals Corporation, effective as of January 1, 2004, incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

10.23** Purchase and Sale Agreement (For Titanium Products) between The Boeing Company, acting through its division, Boeing Commercial Airplanes, and Titanium Metals Corporation (as amended and restated effective April 19, 2001), incorporated by reference to
               Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.24** General Terms Agreement between The Boeing Company and Titanium Metals Corporation, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K/A filed with the SEC on November 16, 2005.

10.25** Special Business Provisions between The Boeing Company and Titanium Metals Corporation, incorporated by reference to Exhibit
               10.3 to the Registrant's Current Report on Form 8-K/A filed with the SEC on November 16, 2005.

10.26** Purchase and Sale Agreement between Rolls-Royce plc and Titanium Metals Corporation dated December 22, 1998, incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.27** First Amendment to Purchase and Sale Agreement between Rolls-Royce plc and Titanium Metals Corporation, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.28** Second Amendment to Purchase and Sale Agreement between Rolls-Royce plc and Titanium Metals Corporation, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

   Item No.                              Exhibit Index
--------------    -------------------------------------------------------------

10.29 Agreement Regarding Shared Insurance by and between CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., NL Industries, Inc., Titanium Metals Corporation and Valhi, Inc. dated October 30, 2003, incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

10.30 Subscription Agreement executed October 5, 2004 but effective as of October 1, 2004 among NL Industries, Inc., TIMET Finance
               Management Company and CompX Group, Inc., incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of NL Industries, Inc. filed with the SEC on October 8, 2004.

10.31 Certificate of Incorporation of CompX Group, Inc., incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of NL Industries, Inc. filed with the SEC on October 8, 2004.

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


                          TITANIUM METALS CORPORATION
                                  (Registrant)


                                         By /s/ Steven L. Watson
                                            ----------------------------------
                                            Steven L. Watson, March 24, 2006
                                            Vice Chairman of the Board and
                                             Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Harold C. Simmons                                           /s/ Glenn R. Simmons
-----------------------------------------------------           ------------------------------------------
Harold C. Simmons, March 24, 2006                               Glenn R. Simmons, March 24, 2006
Chairman of the Board                                           Director


/s/ Steven L. Watson                                            /s/ Thomas P. Stafford
-----------------------------------------------------           ------------------------------------------
Steven L. Watson, March 24, 2006                                Thomas P. Stafford, March 24, 2006
Vice Chairman of the Board and                                  Director
  Chief Executive Officer


/s/ Norman N. Green                                             /s/ Paul J. Zucconi
-----------------------------------------------------           -------------------------------------------
Norman N. Green, March 24, 2006                                 Paul J. Zucconi, March 24, 2006
Director                                                        Director


/s/ Gary C. Hutchison                                           /s/ Bruce P. Inglis
-----------------------------------------------------           -------------------------------------------
Gary C. Hutchison, March 24, 2006                               Bruce P. Inglis, March 24, 2006
Director                                                        Vice President - Finance and Corporate
                                                                   Controller
                                                                Principal Financial Officer
/s/ Albert W. Niemi, Jr.                                        Principal Accounting Officer
-----------------------------------------------------
Albert W. Niemi, Jr., March 24, 2006
Director

                           TITANIUM METALS CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                            ITEMS 8, 15(a) and 15(c)

                   INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

                                                                        Page
Financial Statements

   Report of Independent Registered Public Accounting Firm              F-1

   Consolidated Balance Sheets - December 31, 2005;
     December 31, 2004 (Restated)                                       F-4

   Consolidated Statements of Operations -
      Years ended December 31, 2005; Years ended
     December 31, 2004 and 2003 (Restated)                              F-6

   Consolidated Statements of Comprehensive Income (Loss) -
      Years ended December 31, 2005; Years ended
     December 31, 2004 and 2003 (Restated)                              F-8

   Consolidated Statements of Cash Flows -
      Years ended December 31, 2005; Years ended
     December 31, 2004 and 2003 (Restated)                              F-9

   Consolidated Statements of Changes in Stockholders' Equity -
      Years ended December 31, 2005; Years ended
     December, 2004 and 2003 (Restated)                                 F-11

   Notes to Consolidated Financial Statements                           F-12


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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Titanium Metals Corporation:

     We have completed integrated audits of Titanium Metals Corporation's 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Titanium Metals Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     Effective January 1, 2005, the Company changed its method of accounting for part of its inventory from the LIFO method to the specific identification method and has restated prior period financial statements. See Note 2 to the consolidated financial statements. Effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations. See Note 2 to the consolidated financial statements.

Internal control over financial reporting

     Also, we have audited management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 because the Company did not maintain (i) a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training commensurate with the Company's financial reporting requirements, (ii) effective controls over the accuracy, authorization and review of recurring and non-recurring manual journal entries recorded in the general ledger and (iii) effective controls over the establishment, review and evaluation of the adequacy of its accounting policies and procedures, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment as of December 31, 2005:

     (1) The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training commensurate with the Company's financial reporting requirements.
          Specifically, the Company did not have accounting and finance personnel with sufficient depth and skill to allow the Company's global accounting and financial reporting group to function effectively. This control deficiency contributed to the second and third control deficiencies discussed below.

     (2) The Company did not maintain effective controls over the accuracy, authorization and review of recurring and non-recurring manual journal entries recorded in the general ledger. Specifically, the Company did not have consistent and comprehensive procedures designed and in place to ensure that manual journal entries were properly reviewed and approved to ensure the entries recorded were accurate and valid. This control deficiency affects substantially all financial statement accounts. However, this deficiency did not result in an adjustment to the Company's 2005 consolidated financial statements.

     (3) The Company did not maintain effective controls over the establishment, review and evaluation of the adequacy of its accounting policies and procedures. Specifically, the Company did not (a) have sufficient written policies and procedures insofar as they relate to the appropriate application of generally accepted accounting principles relating to revenue recognition and inventory, (b) consistently apply existing written policies and procedures throughout the Company or (c) update and communicate its accounting policies and procedures in a timely manner to reflect changes in the Company's business. This control deficiency primarily affected the Company's accounting for revenue recognition and several components of inventory, including accounting for production variances and obsolescence reserves. This control deficiency resulted in certain adjustments, including audit adjustments that were recorded in the 2005 third quarter consolidated financial statements and the 2005 annual consolidated financial statements.

     Each of these control deficiencies described in (1) through (3) above could result in a misstatement of the Company's account balances or disclosures that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected.

     The Company determined that each of these control deficiencies discussed in
(1) through (3) above constitute material weaknesses.

     These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

     In our opinion, management's assessment that Titanium Metals Corporation did not maintain effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.



/s/ PricewaterhouseCoopers LLP


Denver, Colorado
March 24, 2006

                           TITANIUM METALS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)

                                                                                              December 31,
                                                                                   -----------------------------------
ASSETS                                                                                  2005               2004
                                                                                   ----------------   ----------------
                                                                                                          (restated)
Current assets:
   Cash and cash equivalents                                                       $       17,605     $        7,194
   Restricted cash and cash equivalents                                                       146                721
   Accounts and other receivables, less
     allowance of $1,983 and $1,683                                                       142,902             96,756
   Inventories, net                                                                       365,696            266,634
   Prepaid expenses and other                                                               4,485              2,400
   Deferred income taxes                                                                   19,436              4,974
                                                                                   ----------------   ----------------

       Total current assets                                                               550,270            378,679

Marketable securities                                                                      46,477             47,214
Investment in joint ventures                                                               25,978             22,591
Investment in common securities of TIMET Capital Trust I                                      180              6,259
Property and equipment, net                                                               252,990            228,173
Intangible assets, net                                                                        683              5,057
Deferred income taxes                                                                       8,009              1,053
Other                                                                                      22,677             11,577
                                                                                   ----------------   ----------------

         Total assets                                                              $      907,264     $      700,603
                                                                                   ================   ================

                           TITANIUM METALS CORPORATION

                      (In thousands, except per share data)

                                                                                              December 31,
                                                                                   -----------------------------------
LIABILITIES, MINORITY INTEREST AND                                                      2005               2004
                                                                                   ----------------   ----------------
STOCKHOLDERS' EQUITY                                                                                      (restated)

Current liabilities:
   Notes payable                                                                   $      -           $      43,176
   Accounts payable                                                                       61,457             44,164
   Accrued liabilities                                                                    75,698             61,440
   Deferred gain on sale of property                                                           -             12,016
   Customer advances                                                                      15,577              6,913
   Income taxes payable                                                                   13,151              2,516
   Other                                                                                     967                257
                                                                                   ----------------   ----------------

       Total current liabilities                                                         166,850            170,482

Long-term debt                                                                            51,359                  -
Accrued OPEB cost                                                                         15,580             14,470
Accrued pension cost                                                                      58,450             77,515
Accrued environmental cost                                                                 1,518              1,985
Deferred income taxes                                                                     27,445                 60
Debt payable to TIMET Capital Trust I                                                      5,852             12,010
Other                                                                                      4,519              5,114
                                                                                   ----------------   ----------------

       Total liabilities                                                                 331,573            281,636
                                                                                   ----------------   ----------------

Minority interest                                                                         13,523             12,539
                                                                                   ----------------   ----------------

Stockholders' equity:

   Series A Preferred Stock, $.01 par value; $149,131 liquidation preference;
     3,098 and 4,025 shares authorized, respectively, 2,983 and
     3,909 shares issued and outstanding, respectively                                   132,493            173,650
   Common stock, $.01 par value; 90,000 shares authorized,
     70,965 and 63,853 shares issued, respectively                                           710                637
   Additional paid-in capital                                                            401,057            350,389
   Accumulated earnings (deficit)                                                         66,179            (77,044)
   Accumulated other comprehensive loss                                                  (38,271)           (39,989)
   Treasury stock, at cost  (0 and 180 shares, respectively)                                   -             (1,208)
   Deferred compensation                                                                       -                 (7)
                                                                                   ----------------   ----------------

         Total stockholders' equity                                                      562,168            406,428
                                                                                   ----------------   ----------------

         Total liabilities, minority interest and stockholders' equity             $     907,264      $     700,603
                                                                                   ================   ================

Commitments and contingencies (Note 19)

          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                                                Year ended December 31,
                                                                   ---------------------------------------------------
                                                                        2005               2004              2003
                                                                   ----------------    --------------    -------------
                                                                                         (restated)        (restated)

Net sales                                                          $     749,777       $     501,828     $     385,304
Cost of sales                                                            550,415             438,151           379,660
                                                                   ----------------    --------------    -------------

   Gross margin                                                          199,362              63,677             5,644

Selling, general, administrative and
   development expense                                                    53,646              44,908            36,438
Equity in earnings of joint ventures                                       5,059               1,278               451
Other income (expense), net                                               20,300              22,989            24,389
                                                                   ----------------    --------------    -------------

   Operating income (loss)                                               171,075              43,036            (5,954)

Interest expense                                                           3,963              12,451            16,419
Other non-operating income (expense), net                                 18,228              16,200              (294)
                                                                   ----------------    --------------    -------------

   Income (loss) before income taxes, minority
interest and cumulative effect of change in
     accounting principle                                                185,340              46,785           (22,667)

Income tax expense (benefit)                                              24,496              (2,132)            1,207
Minority interest, net of tax                                              4,899               1,219               378
                                                                   ----------------    --------------    -------------

   Income (loss) before cumulative effect of change
     in accounting principle                                             155,945              47,698           (24,252)

Cumulative effect of change in accounting principle                            -                   -              (191)
                                                                   ----------------    --------------    -------------

   Net income (loss)                                                     155,945              47,698           (24,443)

Dividends on Series A Preferred Stock                                     12,244               4,398                 -
                                                                   ----------------    --------------    -------------

   Net income (loss) attributable to
     common stockholders                                           $     143,701       $      43,300     $    (24,443)
                                                                   ================    ==============    =============

                           TITANIUM METALS CORPORATION

                      (In thousands, except per share data)

                                                                               Year ended December 31,
                                                                ------------------------------------------------------
                                                                     2005               2004                2003
                                                                ---------------    ----------------    ---------------
                                                                                     (restated)          (restated)

Basic earnings (loss) per share attributable to common stockholders:
   Before cumulative effect of change
      in accounting principle                                   $       2.20       $       0.68        $      (0.38)

   Cumulative effect of change in accounting
      principle                                                         -                  -                  (0.01)
                                                                ---------------    ----------------    ---------------

Basic earnings (loss) per share attributable to      common
stockholders                                                    $       2.20       $       0.68        $      (0.39)
                                                                ===============    ================    ===============

Diluted earnings (loss) per share attributable to common stockholders:
   Before cumulative effect of change
      in accounting principle                                   $       1.72       $       0.66        $      (0.38)

   Cumulative effect of change in accounting
      principle                                                         -                  -                  (0.01)
                                                                ---------------    ----------------    ---------------

Diluted earnings (loss) per share attributable to    common
stockholders                                                    $       1.72       $       0.66        $      (0.39)
                                                                ===============    ================    ===============


Weighted average shares outstanding:
   Basic                                                               65,391             63,525              63,374
                                                                ===============    ================    ===============
   Diluted                                                             90,856             72,502              63,374
                                                                ===============    ================    ===============


          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (In thousands)

                                                                                 Year ended December 31,
                                                                   ----------------------------------------------------
                                                                        2005               2004              2003
                                                                   ---------------    ---------------   ---------------
                                                                                        (restated)        (restated)

Net income (loss)                                                  $     155,945      $      47,698     $    (24,443)

Other comprehensive income (loss):
   Currency translation adjustment, net of tax                           (11,880)             6,435            11,443
   Unrealized (losses) gains on marketable
    securities, net of tax                                                (3,017)            12,597                 -
   TIMET's share of VALTIMET SAS's unrealized net
     gains on derivative financial instruments
     qualifying as cash flow hedges, net of tax                             (618)                97                 -
   Pension liabilities adjustment , net of tax                            17,233             (8,892)            1,068
                                                                   ---------------    ---------------   ---------------

   Total other comprehensive income                                        1,718             10,237            12,511
                                                                   ---------------    ---------------   ---------------

   Comprehensive income (loss)                                     $     157,663      $      57,935     $     (11,932)
                                                                   ===============    ===============   ===============



Currency translation adjustment:
   Beginning of year                                               $      16,842      $      10,407     $      (1,036)
   Change during year                                                    (11,880)             6,435            11,443
                                                                   ---------------    ---------------   ---------------
   End of year                                                     $       4,962      $      16,842     $      10,407
                                                                   ===============    ===============   ===============

Unrealized (losses) gains on marketable securities:
   Beginning of year                                               $      12,597      $      -          $           -
   Change during year                                                     (3,017)            12,597                 -
                                                                   ---------------    ---------------   ---------------
   End of year                                                     $       9,580      $      12,597     $           -
                                                                   ===============    ===============   ===============

TIMET's share of VALTIMET SAS's unrealized net gains on derivative financial instruments qualifying as cash flow hedges:
     Beginning of year                                             $          97      $      -          $           -
     Change during year                                                     (618)                97                 -
                                                                   ---------------    ---------------   ---------------
     End of year                                                   $        (521)     $          97     $           -
                                                                   ===============    ===============   ===============

Pension liabilities adjustment:
   Beginning of year                                               $     (69,525)     $     (60,633)    $     (61,701)
   Change during year                                                     17,233             (8,892)            1,068
                                                                   ---------------    ---------------   ---------------
   End of year                                                     $     (52,292)     $     (69,525)    $     (60,663)
                                                                   ===============    ===============   ===============

          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  Year ended December 31,
                                                                     --------------------------------------------------
                                                                           2005              2004            2003
                                                                     ---------------    --------------   --------------
Cash flows from operating activities:                                                     (restated)       (restated)

   Net income (loss)                                                 $     155,945      $      47,698    $     (24,443)
   Depreciation and amortization                                            31,532             32,828           36,572
   Noncash impairment of equipment                                           1,251                  -                -
   (Gain) loss on disposal of fixed assets                                 (13,408)                37              655
   Gain on exchange of BUCS                                                      -            (15,465)               -
   Equity in earnings of joint ventures,
     net of distributions                                                   (5,009)               527              796
   Equity in earnings of common securities of
     TIMET Capital Trust I, net of distributions                                33                536             (432)
   Deferred income taxes                                                     2,131             (5,711)            (259)
   Minority interest, net of tax                                             4,899              1,219              378
   Other, net                                                                  (50)               (73)             616
   Change in assets and liabilities:
     Receivables                                                           (52,599)           (25,587)           4,798
     Inventories                                                          (108,845)           (68,533)          31,983
     Prepaid expenses and other                                               (668)               (77)             461
     Accounts payable and accrued liabilities                               30,912             20,037           (1,029)
     Customer advances                                                       9,186              3,316             (207)
     Income taxes                                                           14,396              4,417             (256)
     Deferred revenue                                                        4,534                (84)           3,865
     Accrued OPEB and pension costs                                            652              2,927           (2,007)
     Accrued interest on debt payable to
       TIMET Capital Trust I                                                   (33)           (18,936)          14,403
     Other, net                                                             (1,963)            (1,509)             (73)
                                                                     ---------------    --------------   --------------
       Net cash provided (used) by operating activities                     72,896            (22,433)          65,821
                                                                     ---------------    --------------   --------------

Cash flows from investing activities:
   Capital expenditures                                                    (61,128)           (23,556)         (12,467)
   Purchase of marketable securities                                        (2,223)           (34,472)               -
   Proceeds from sale of property                                            1,289             11,973                -
   Change in restricted cash, net                                              576              1,527           (2,102)
   Other, net                                                                    -                  -               35
                                                                     ---------------    --------------   --------------
       Net cash used by investing activities                               (61,486)           (44,528)         (14,534)
                                                                     ---------------    --------------   --------------

Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                            373,369            160,195          127,253
     Repayments                                                           (365,098)          (117,019)        (146,322)
   Dividends paid to minority interest                                      (2,216)              (691)          (1,892)
   Dividends paid on Series A Preferred Stock                              (12,506)            (3,298)               -
   Issuance of common stock                                                  6,443                 75                -
   Other, net                                                                  (20)              (520)          (1,107)
                                                                     ---------------    --------------   --------------
       Net cash (used) provided by financing activities                        (28)            38,742          (22,068)
                                                                     ---------------    --------------   --------------

Net cash provided (used) by operating, investing
   and financing activities                                          $      11,382      $     (28,219)   $      29,219
                                                                     ===============    ==============   ==============

                           TITANIUM METALS CORPORATION

                                 (In thousands)

                                                                                 Year ended December 31,
                                                                     -------------------------------------------------
                                                                         2005              2004             2003
                                                                     --------------    --------------   --------------
                                                                                        (restated)        (restated)
Cash and cash equivalents:
   Net increase (decrease) from:
     Operating, investing and financing activities                   $     11,382      $    (28,219)    $      29,219
     Effect of exchange rate changes on cash                                 (971)              373              (393)
                                                                     --------------    --------------   --------------
                                                                           10,411           (27,846)           28,826
   Cash and cash equivalents at beginning of year                           7,194            35,040             6,214
                                                                     --------------    --------------   --------------

   Cash and cash equivalents at end of year                          $     17,605      $      7,194     $      35,040
                                                                     ==============    ==============   ==============

Supplemental disclosures:
   Cash paid for:
     Interest, net of amounts capitalized                            $      3,392      $     30,624     $       1,325
     Income taxes, net                                               $      7,880      $     -          $       1,561






          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years ended December 31, 2005, 2004 and 2003
                                 (In thousands)


                                                                       Series A       Additional       Retained
                                          Common        Common         Preferred       Paid-in         Earnings
                                          Shares         Stock           Stock         Capital         (Deficit)
                                         ----------    ----------     ------------   -------------    ------------
                                                                                                      (restated)

   Balance at December 31, 2002             63,701     $     637      $    -         $   350,285      $   (97,000)
      Comprehensive income (loss)                -             -                -              -          (24,443)
      Issuance of common stock                  60             -                -             71                -
      Stock award cancellations               (146)           (1)               -           (317)               -
      Amortization of deferred
       compensation, net of effects of
       stock award cancellations                 -             -                -              -                -
                                         ----------    ----------     ------------   -------------    ------------

   Balance at December 31, 2003             63,615           636                -        350,039         (121,443)
      Comprehensive income                       -             -                -              -           47,698
      Issuance of Preferred Stock ("PS")         -             -          173,650              -                -
      Dividends declared on PS                   -             -                -              -           (3,299)
      Issuance of common stock                  97             1                -            421                -
      Stock award cancellations                (39)            -                -            (71)               -
      Amortization of deferred
       compensation, net                         -             -                -              -                -
                                         ----------    ----------     ------------   -------------    ------------

   Balance at December 31, 2004             63,673           637          173,650        350,389          (77,044)
      Comprehensive income                       -        -               -               -               155,945
      Issuance of common stock               1,110            12          -                6,571                -
      Conversion of PS and BUCS              6,182            63         (41,157)         41,208                -
      Treasury stock retirement                  -            (2)         -                 (990)            (216)
      Tax benefit of stock options
       exercised and restricted
       stock vested                              -        -               -                3,879                -
      Dividends declared on PS                   -        -               -               -               (12,506)
      Amortization of deferred
       compensation, net                         -        -               -               -                     -
                                         ----------    ----------    -------------   -------------    ------------

   Balance at December 31, 2005             70,965     $     710     $   132,493     $   401,057      $    66,179
                                         ==========    ==========    =============   =============    ============

          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

                  Years ended December 31, 2005, 2004 and 2003
                                 (In thousands)

                                            Accumulated
                                               Other
                                           Comprehensive       Treasury        Deferred
                                           Income (Loss)         Stock       Compensation         Total
                                           ---------------     ----------    --------------    ------------
                                                                                               (restated)

   Balance at December 31, 2002            $     (62,737)      $  (1,208)    $       (255)     $   189,722
      Comprehensive income (loss)                 12,511               -                -          (11,932)
      Issuance of common stock                         -               -                -               71
      Stock award cancellations                        -               -              318                -
      Amortization of deferred
       compensation, net of effects of
       stock award cancellations                       -               -             (119)            (119)
                                           ---------------     ----------    --------------    ------------

   Balance at December 31, 2003                  (50,226)         (1,208)             (56)         177,742
      Comprehensive income                        10,237               -                -           57,935
      Issuance of Preferred Stock ("PS")               -               -                -          173,650
      Dividends declared on PS                         -               -                -           (3,299)
      Issuance of common stock                         -               -                -              422
      Stock award cancellations                        -               -               71                -
      Amortization of deferred
       compensation, net                               -               -              (22)             (22)
                                           ---------------     ----------    --------------    ------------

   Balance at December 31, 2004                  (39,989)         (1,208)              (7)         406,428
      Comprehensive income                         1,718          -                -               157,663
      Issuance of common stock                    -               -                -                 6,583
      Conversion of PS and BUCS                   -               -                -                   114
      Treasury stock retirement                   -                1,208           -                     -
      Tax benefit of stock options
       exercised and restricted
       stock vested                               -               -                -                 3,879
      Dividends declared on PS                    -               -                -               (12,506)
      Amortization of deferred
       compensation, net                          -               -                     7                7
                                           ---------------     ----------    --------------    ------------

   Balance at December 31, 2005            $     (38,271)      $  -          $     -           $   562,168
                                           ===============     ==========    ==============    ============

          See accompanying notes to consolidated financial statements.

                           TITANIUM METALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation

     Titanium Metals Corporation ("TIMET") is a vertically integrated producer of titanium sponge, melted products and a variety of mill products for aerospace, industrial and other applications. The accompanying Consolidated Financial Statements include the accounts of TIMET and all of its majority-owned subsidiaries (collectively, the "Company") except the TIMET Capital Trust I (the "Capital Trust"), a wholly-owned finance subsidiary. See further discussion in
Note 12. All material intercompany transactions and balances with consolidated subsidiaries have been eliminated, and certain prior year amounts have been reclassified to conform to the current year presentation.

     At December 31, 2005, Valhi, Inc. and subsidiaries ("Valhi") held 39.5% of TIMET's outstanding common stock and 0.5% of the Company's 6.75% Series A Convertible Preferred Stock (the "Series A Preferred Stock"). At December 31, 2004, Contran Corporation ("Contran") held, directly or through subsidiaries, 92% of Valhi's outstanding common stock. At December 31, 2005, the Combined Master Retirement Trust ("CMRT"), a trust sponsored by Contran to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Contran and certain related companies, held 10.8% of the Company's common stock. TIMET's U.S. pension plans invest in the portion of the CMRT that does not hold TIMET common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT. At December 31, 2005, Mr. Simmons directly owned 2.0% of TIMET's outstanding common stock and Mr. Simmons' spouse owned 0.3% of TIMET's outstanding common stock and 53.6% of the Company's outstanding Series A Preferred Stock. Consequently, Mr. Simmons may be deemed to control each of Contran, Valhi and TIMET. Subsequent to December 31, 2005 and through March 10, 2006, Mr. Simmons purchased an additional 527,700 shares of TIMET common stock in open market transactions.

     The Company completed a two-for-one split of its common stock, which was effected in the form of a stock dividend (whereby an additional one share of post-split stock was distributed for each share of pre-split stock) and became effective after the close of trading on February 16, 2006. The Company also completed a two-for-one split of its common stock effective after the close of trading on September 6, 2005 and a five-for-one stock split of its common stock effective after the close of trading on August 26, 2004. The Company completed a one-for-ten reverse stock split which became effective after the close of trading on February 14, 2003. All share and per share disclosures for all periods presented have been adjusted to give effect to all of these stock splits.

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

     Restricted cash and cash equivalents. Restricted cash and cash equivalents generally consist of certificates of deposit and other interest bearing accounts collateralizing certain Company obligations. Such restricted amounts are generally classified as either a current or noncurrent asset depending on the classification of the obligation to which the restricted amount relates. All restricted amounts are classified as current at December 31, 2005 and 2004.

     Accounts receivable. The Company provides an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

     Inventories and cost of sales; restatement for change in accounting principle. Inventories include material, labor and overhead and are stated at the lower of cost or market, net of an allowance for slow-moving inventories of $13.2 million at December 31, 2005 and $17.0 million at December 31, 2004. Prior to January 1, 2005, approximately 40% of the Company's inventories were determined using the last-in, first-out ("LIFO") method, with the balance determined primarily using an average cost method. Effective January 1, 2005, the Company changed its method for inventory costing from the LIFO method to the specific identification cost method for the inventories previously accounted for under the LIFO cost method. With the significant volatility seen recently in raw material prices, the Company believes this change in accounting method provides a better matching of revenues and expenses. As required by accounting principles generally accepted in the United States of America ("GAAP"), the Company has restated its financial statements for prior periods. As a result, the Company's net inventory balance as of December 31, 2004 increased by $26.7 million from the previously reported amount, with corresponding decrease to the Company's accumulated deficit. There was no impact on the Company's cash flow from operations for 2004 or 2003 related to this accounting change. The effect of the accounting change on income for 2004 was to (i) reduce cost of sales with a corresponding increase in net income attributable to common stockholders by $7.8 million, (ii) increase earnings per basic share by $0.12 and (iii) increase earnings per diluted share by $0.11. The effect of the accounting change on income for 2003 was to (i) increase cost of sales with a corresponding decrease in net income attributable to common stockholders by $11.4 million and (ii) decrease earnings per basic and diluted share by $0.18. See Note 3.

     Cost of sales includes costs for materials, packing and finishing, utilities, maintenance and depreciation, shipping and handling, and salaries and benefits.

     Investments. The Company's marketable securities, including the shares of CompX International, Inc. ("CompX") contributed by the Company and held by CompX Group, Inc. ("CGI") (based upon the Company's redemption option), are classified as available-for-sale securities and are carried at fair value based upon quoted market prices, with unrealized gains and/or losses included in stockholders' equity as a component of other comprehensive income. The Company evaluates its investments in marketable securities whenever events or conditions occur to indicate that the fair value of such investments has declined below their carrying amounts. If the decline in fair value is judged to be other than temporary, the carrying amount of the security is written down to fair value. See further discussion in Note 4.

     Investments in 20% to 50% owned joint ventures are accounted for by the equity method. Additionally, TIMET's 100% owned investment in the Capital Trust is accounted for by the equity method, as further discussed in Note 12.
Differences between the Company's investment in joint ventures and its proportionate share of the joint ventures' reported equity are amortized based upon the respective useful lives of the assets to which the differences relate.

     Property, equipment and depreciation. Property and equipment are recorded at cost and depreciated principally on the straight-line method over the estimated useful lives of 15 to 40 years for buildings and two to 25 years for machinery and equipment. Capitalized software costs are amortized over the software's estimated useful life, generally three to five years. Maintenance (including planned major maintenance), repairs and minor renewals are expensed as incurred and included in cost of sales. Major improvements are capitalized and depreciated over the estimated period to be benefited. The Company's total interest cost incurred on bank debt during 2005 and 2004 was $3.9 million and $2.7 million, respectively, of which approximately $648,000 and $28,000 was capitalized during 2005 and 2004, respectively. No interest was capitalized during 2003.

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

     Under the transition provisions of SFAS No. 143, in 2003 the Company recognized (i) an asset retirement cost capitalized as an increase to the carrying value of its property, plant and equipment of approximately $0.2 million, (ii) accumulated depreciation on such capitalized cost of approximately $0.1 million and (iii) an other noncurrent liability for the asset retirement obligation of approximately $0.3 million. The difference between the amounts to be recognized as previously described and any associated amounts recognized in the Company's balance sheet as of December 31, 2002 was recognized as a cumulative effect of a change in accounting principle as of January 1, 2003. The Company has recorded asset retirement obligations of $0.5 million as of December 31, 2005 and 2004.

     The Company's asset retirement obligations relate primarily to landfill closure and leasehold restoration costs. Additionally, the Company is aware of the existence of asbestos at its facility in Toronto, Ohio. Currently, there is no legal obligation to remove or remediate this asbestos. However, if in the future the Company decides, among other things, to undergo a major renovation or demolish the property containing the asbestos, the Company may have an obligation to remove and dispose of or remediate such asbestos in accordance with the applicable environmental regulations. In accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, as of December 31, 2005, the Company has not recorded a liability related to this potential obligation because the settlement date of such obligation is indeterminate and, therefore, the Company cannot reasonably estimate the fair value of such liability.

     Fair value of financial instruments. Carrying amounts of certain of the Company's financial instruments including, among others, cash and cash equivalents and accounts receivable, approximate fair value because of their short maturities. The Company's bank debt reprices with changes in market interest rates and, accordingly, the carrying amount of such debt is believed to approximate market value. The Company's Series A Preferred Stock is also a publicly traded security (ticker symbol "TIELP.PK"). Based upon the last traded value of the Series A Preferred Stock ($217.37 per share) as of December 31, 2005, the market value of such securities, which the Company believes provides a reasonable estimate of fair value, was $648.3 million as of December 31, 2005. As of December 31, 2004, the fair value of the Series A Preferred Stock was $218.0 million.

     The Company's 6.625% convertible junior subordinated debentures due 2026 (the "Subordinated Debentures") held by the Capital Trust were issued at a fixed rate; however, the 6.625% mandatorily redeemable convertible preferred securities, beneficial unsecured convertible securities ("BUCS") issued by the Capital Trust are a publicly traded security (ticker symbol "TMCXP.PK"). Based on the last traded value of the BUCS as of December 31, 2004, the aggregate fair value of the outstanding Subordinated Debentures related to the 115,717 outstanding BUCS approximated $1.9 million. During 2005, the trading volume of the BUCS was minimal and, therefore, the Company does not believe the last traded value of the BUCS necessarily provides a fair value of the underlying Subordinated Debentures. The BUCS are convertible, at the option of the holder, into TIMET common stock at the rate of 2.678 shares of common stock per BUCS, an equivalent price of $18.67 per share. Based on the last traded value of TIMET common stock ($31.63 per share) on December 31, 2005, the "as converted" value of the 113,467 BUCS outstanding at December 31, 2005 (which the Company believes provides a reasonable estimate of the fair value of the Subordinated Debentures) was $9.6 million.

     Translation of foreign currencies. Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in the currency translation adjustments component of other comprehensive income (loss). Currency transaction gains and losses are recognized in income currently. The Company recognized net currency transaction gains of $2.3 million in 2005 and net currency transaction losses of $0.5 million in 2004 and $0.2 million in 2003.

     Derivative transactions. VALTIMET, the Company's 43.7% owned affiliate accounted for by the equity method, has entered into certain derivative financial instruments that qualify as cash flow hedges under GAAP. The Company's pro-rata share of VALTIMET's unrealized net gains (losses) on such derivative financial instruments is included as a component of other comprehensive income. The Company has no other derivative instruments.

     Stock-based compensation. The Company currently follows the disclosure alternative prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and has chosen to account for its stock-based employee compensation related to stock options in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APB No. 25, compensation expense is generally recognized for fixed stock options for which the exercise price is less than the market price of the underlying stock on the grant date. All of the Company's stock options were granted with exercise prices equal to or in excess of the market price on the date of grant, and the Company recognized no compensation expense for stock options in 2005, 2004 or 2003. The following table illustrates the effect on net income (loss) and income (loss) per share attributable to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to all options granted since January 1, 1995:

                                                                              Year ended December 31,
                                                               -------------------------------------------------------
                                                                                         2004                2003
                                                                    2005              (restated)          (restated)
                                                               ----------------    ----------------   ----------------
                                                                       (In thousands, except per share data)
Net income (loss) attributable to
   common stockholders, as reported                            $     143,701       $      43,300      $     (24,443)
Less stock option related stock-based
   employee compensation expense
   determined under SFAS No. 123                                          (5)                (65)              (215)
                                                               ----------------    ----------------   ----------------

Pro forma net income (loss) attributable
  to common stockholders                                       $     143,696       $      43,235      $     (24,658)
                                                               ================    ================   ================

Basic earnings (loss) per share attributable to common stockholders:
         As reported                                           $       2.20        $       0.68       $       (0.39)
                                                               ================    ================   ================
         Pro forma                                             $       2.20        $       0.68       $       (0.39)
                                                               ================    ================   ================

Diluted earnings (loss) per share attributable to common stockholders:
         As reported                                           $       1.72        $       0.66       $       (0.39)
                                                               ================    ================   ================
         Pro forma                                             $       1.72        $       0.66       $       (0.39)
                                                               ================    ================   ================

     Employee benefit plans. Accounting and funding policies for retirement plans and postretirement benefits other than pensions ("OPEB") are described in
Note 17.

     Revenue recognition. Sales revenue is generally recognized when the Company has certified that its product meets the related customer specifications, the product has been shipped, and title and substantially all the risks and rewards of ownership have passed to the customer. Payments received from customers in advance of these criteria being met are recorded as customer advances until earned. For inventory consigned to customers, sales revenue is recognized when
(i) the terms of the consignment end, (ii) the Company has completed performance of all significant obligations and (iii) title and substantially all of the risks and rewards of ownership have passed to the customer. Amounts charged to customers for shipping and handling are included in net sales. Sales revenue is stated net of price and early payment discounts.

     Research and development. Research and development expense, which includes activities directed toward expanding the use of titanium and titanium alloys in all market sectors, is recorded as selling, general, administrative and development expense as incurred and totaled $3.2 million in 2005, $2.9 million in 2004 and $2.8 million in 2003. Related engineering and experimentation costs associated with ongoing commercial production are recorded in cost of sales.

     Advertising costs. Advertising costs, which are not significant, are expensed as incurred.

     Self-insurance. The Company is self insured for certain exposures relating to employee and retiree medical benefits and workers' compensation claims. The Company purchases insurance from third-party providers, which limits its maximum exposure to $150,000 per occurrence for employee medical benefits and $500,000 per occurrence for workers' compensation claims. The Company paid $12.7 million during 2005, $14.9 million during 2004 and $11.9 million during 2003 related to employee medical benefits and $403,000 during 2005, $334,000 during 2004 and
$139,000 during 2003 related to workers' compensation claims. The Company also maintains insurance from third-party providers for automobile, property, product, fiduciary and other liabilities, which are subject to various deductibles and policy limits typical to these types of insurance policies. See
Note 18 for discussion of policies provided by related parties.

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

     Accounting principles not yet adopted. In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and the Company will adopt SFAS No. 151 as of January 1, 2006. The Company does not expect that the adoption of SFAS No. 151 will have a material impact on its consolidated financial position or results of operations.

     In September 2005, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty ("EITF 04-13"). The FASB Task Force concluded that inventory purchases and sales transactions with the same counterparty should be combined for accounting purposes if they were entered into in contemplation of each other. The EITF provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. Guidance was also provided on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 will be effective in reporting periods beginning after March 15, 2006. The Company has not yet determined the impact, if any, the adoption of EITF 04-13 will have on its consolidated financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which replaces SFAS No. 123 and supersedes APB No.
25. SFAS No. 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS No. 123R, the pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to any new awards granted on or after January 1, 2006, and to all awards existing as of December 31, 2005 which are subsequently modified, repurchased or cancelled. If the Company were to grant a significant number of options or modify, repurchase or cancel existing options in the future, the Company could recognize material amounts of compensation cost related to such options in its consolidated financial statements. As permitted by regulations of the SEC, the Company will adopt SFAS No. 123R as of January 1, 2006 and does not believe the adoption of SFAS No. 123R will have a material effect on the Company's financial position or results of operations, as all of TIMET's outstanding options will be fully vested as of the adoption date. SFAS No. 123R requires certain expanded disclosures regarding the Company's stock options, and such expanded disclosures have been provided in Note 14.

Note 3 - Inventories

                                                                                        December 31,
                                                                         -------------------------------------------
                                                                                                         2004
                                                                               2005                   (restated)
                                                                         ------------------     --------------------
                                                                                       (In thousands)

Raw materials                                                            $         89,956       $          71,067
Work-in-process                                                                   169,856                  97,470
Finished products                                                                  73,395                  67,756
Inventory consigned to customers                                                   20,000                  17,944
Supplies                                                                           12,489                  12,397
                                                                         ------------------     --------------------

                                                                         $        365,696       $         266,634
                                                                         ==================     ====================

     Effective January 1, 2005, the Company changed its method for inventory determination from the LIFO cost method to the specific identification cost method for the approximate 40% of the Company's consolidated inventories previously accounted for under the LIFO cost method. With the significant volatility seen recently in raw material prices, the Company believes this change in accounting method provides a better matching of revenues and expenses. As required by GAAP, the Company has restated its financial statements for prior periods. As a result of the accounting change, the Company's net inventory balance as of December 31, 2004 increased by $26.7 million from the previously reported amount (representing the elimination of the Company's LIFO reserve at such date), with a corresponding decrease to the Company's accumulated deficit.

     The following table provides the effect of the accounting change on the Company's results of operations for 2005, 2004 and 2003:

                                                                                 Year ended December 31,
                                                                ----------------------------------------------------------
                                                                      2005                 2004                2003
                                                                -----------------    -----------------    ----------------
                                                                                     (In thousands)
Net income (loss) attributable to common stockholders:

   Prior to change in accounting method                         $       122,521      $      35,541 (1)    $     (13,057) (1)
   Decrease (increase) in cost of sales
    related to change in accounting method, net of
    applicable income taxes                                              21,180              7,759              (11,386)
                                                                -----------------    -----------------    ----------------

   After change in accounting method                            $       143,701      $      43,300        $     (24,443)
                                                                =================    =================    ================

Basic earnings (loss) per share attributable to common stockholders:

   Prior to change in accounting method                         $         1.88       $        0.56 (1)    $      (0.21) (1)
   Increase (decrease) related to change in
    accounting method                                                     0.32                0.12               (0.18)
                                                                -----------------    -----------------    ----------------

   After change in accounting method                            $         2.20       $        0.68        $      (0.39)
                                                                =================    =================    ================

Diluted earnings (loss) per share attributable to common stockholders:

   Prior to change in accounting method                         $         1.49       $        0.55 (1)    $      (0.21) (1)
   Increase (decrease) related to change in
    accounting method                                                     0.23                0.11               (0.18)
                                                                -----------------    -----------------    ----------------

   After change in accounting method                            $         1.72       $        0.66        $      (0.39)
                                                                =================    =================    ================

--------------------------------------------------------------------------------------------------------------------------

(1) As previously reported.

Note 4 - Marketable securities

     The following table summarizes the Company's marketable securities as of December 31, 2005:

                                                                                                            Unrealized
            Marketable security                     Shares          Market value         Cost basis       gains (losses)
--------------------------------------------     -------------    -----------------    ---------------    ---------------
                                                                                     ($ in thousands)
As of December 31, 2005:
   CompX (1)                                       2,696,420      $        43,197      $      34,234      $       8,963
   NL Industries, Inc. ("NL")                        222,100                3,129              2,461                668
   Kronos Worldwide, Inc. ("Kronos")                   5,203                  151                202                (51)
                                                                  -----------------    ---------------    ---------------

                                                                  $        46,477      $      36,897      $       9,580
                                                                  =================    ===============    ===============

As of December 31, 2004:
   CompX (1)                                       2,549,520      $        42,144      $      32,011      $      10,133
   NL Industries, Inc. ("NL")                        222,100                4,908              2,461              2,447
   Kronos Worldwide, Inc. ("Kronos")                   3,985                  162                145                 17
                                                                  -----------------    ---------------    ---------------

                                                                  $        47,214      $      34,617      $      12,597
                                                                  =================    ===============    ===============

-------------------------------------------------------------------------------------------------------------------------

(1) The Company directly held 483,600 and 336,700 shares of CompX as of December 31, 2005 and 2004, respectively. The remaining 2,212,820 shares as of December 31, 2005 and 2004 were held by CGI. See further discussion below.

     During the first nine months of 2004, the Company purchased 2,212,820 shares of CompX Class A common shares, representing approximately 14.6% of the total number of shares of all classes of CompX common stock outstanding at that date. At September 30, 2004, NL, a subsidiary of Valhi, held an additional 68.4% of CompX. Effective on October 1, 2004, the Company and NL contributed 100% of their respective holdings on that date of all classes of CompX common stock to CGI in return for a 17.6% and 82.4% ownership interest in CGI, respectively, and CGI became the holder of the 83.0% of CompX that the Company and NL had previously held in the aggregate. The CompX shares are the sole assets of CGI. The Company's shares of CGI are redeemable at the option of the Company based upon the market value of the underlying CompX stock held by CGI, and if the Company so elects to redeem its shares of CGI, the Company can require CGI to pay the redemption price for its CGI shares in the form of shares of CompX common stock, with the number of CompX shares received equal to the pro-rata portion of the number of shares of CompX the Company originally contributed to CGI at CGI's formation, based on the number of CGI shares so redeemed. Accordingly, the Company accounts for its investment in CGI as an available-for-sale marketable security carried at fair value based on the fair value of the underlying CompX shares held by CGI.

     As of December 31, 2005 and 2004, the Company directly held 483,600 and 336,700 respectively, shares of CompX, which were purchased subsequent to October 1, 2004. The Company has not contributed any of the shares purchased subsequent to October 1, 2004 to CGI.

     At December 31, 2005 and 2004, the Company held approximately 0.5% of NL's outstanding common stock, and Valhi and a wholly owned subsidiary of Valhi held an additional 83% in the aggregate.

     During 2005 and 2004, NL paid  dividends on its common stock in the form of
(i) cash and (ii) shares of Kronos common stock. At December 31, 2005 and 2004, the Company held less than 0.1% of Kronos' outstanding common stock and Valhi and NL held an additional 93% in the aggregate. During 2005, CompX and Kronos each paid cash dividends on their respective common stock.

Note 5 - Investment in joint ventures

                                                                                            December 31,
                                                                                --------------------------------------
                                                                                      2005                 2004
                                                                                -----------------    -----------------
                                                                                           (In thousands)

VALTIMET SAS ("VALTIMET")                                                       $         25,911     $         22,466
MZI, LLC ("MZI")                                                                              67                  125
                                                                                -----------------    -----------------

                                                                                $         25,978     $         22,591
                                                                                =================    =================

     VALTIMET is a manufacturer of welded stainless steel and titanium tubing with operations in the United States, France, South Korea and China. At December 31, 2005, VALTIMET was owned 43.7% by TIMET, 51.3% by Valinox Welded, a French manufacturer of welded tubing, and 5.0% by Sumitomo Metals Industries, Ltd., a Japanese manufacturer of steel products. At December 31, 2004, the unamortized net difference between the Company's carrying amount of its investment in VALTIMET and its proportionate share of VALTIMET's net assets was $3.3 million, and is principally attributable to the difference between the carrying amount and fair value of fixed assets initially contributed by TIMET. This difference is being amortized over 15 years and reduces the amount of equity in earnings or increases the amount of equity in losses that the Company reports related to its investment in VALTIMET. The Company received dividends related to 2004 from VALTIMET of $1.1 million in February 2006, which were declared during 2005 and accrued on the Company's financial statements as of December 31, 2005. During 2004, the Company received dividends related to 2003 from VALTIMET of $1.7 million.

     MZI provides certain testing services and is 33.3% owned by TIMET with the remainder owned by another titanium manufacturer.

     In November 2005, the Company entered into a joint venture with XI'AN BAOTIMET VALINOX TUBES CO. LTD. ("BAOTIMET") to produce welded titanium tubing in the Peoples Republic of China. As of December 31, 2005, the Company, through a wholly owned subsidiary, held an 11% direct interest in BAOTIMET, although none of the joint venture partners had contributed any funds to the joint venture as of such date. The remaining ownership interests in BAOTIMET are (i) 40% held by Baoji Titanium Industry Co. Ltd., one of China's principal producers of titanium products, (ii) 20% held by VALTIMET and (iii) 29% held by Changzhou Valinox Great Wall Welded Tube Co. Ltd. (a 66%-owned subsidiary of VALTIMET). At December 31, 2005, TIMET had an obligation to contribute a total of $0.7 million to the joint venture, which was contributed in the first quarter of 2006.

     VALTIMET and MZI are exempted from the scope of FASB Interpretation No. 46 ("FIN 46R"), Consolidation of Variable Interest Entities (an interpretation of Accounting Research Bulletin No. 51). Therefore, the current SFAS No. 94 model, under which consolidation is based upon control (generally defined as ownership of more than 50% of an entity), continues to apply to these entities.

Note 6 - Property and equipment

                                                                                            December 31,
                                                                               ---------------------------------------
                                                                                     2005                  2004
                                                                               ------------------    -----------------
                                                                                           (In thousands)

Land and improvements                                                          $         8,922       $         8,703
Buildings and improvements                                                              37,259                31,780
Information technology systems                                                          61,175                63,609
Manufacturing equipment and other                                                      348,080               333,031
Construction in progress                                                                31,488                14,819
                                                                               ------------------    -----------------
                                                                                       486,924               451,942
Less accumulated depreciation                                                          233,934               223,769
                                                                               ------------------    -----------------

                                                                               $       252,990       $       228,173
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

     In November 2004, pursuant to an agreement with Basic Management, Inc. and certain of its affiliates ("BMI"), the Company sold certain property located adjacent to its Henderson, Nevada plant site to BMI, a 32%-owned indirect subsidiary of Valhi, and recorded a $12.0 million deferred gain related to the cash proceeds received in November 2004. During the second quarter of 2005, the Company ceased using the property and, accordingly, recognized a $13.9 million non-operating gain related to the sale of such property, which is comprised of
(i) the previously reported $12.0 million cash proceeds received in November 2004, (ii) the reversal of $0.6 million previously accrued by the Company for potential environmental issues related to the property and (iii) an additional $1.2 million cash payment received from BMI in June 2005. See Note 19.

Note 7 - Intangible assets

     As of December 31, 2005 and 2004, the Company's intangible assets with definite lives are solely comprised of patents. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company has evaluated the remaining useful lives of its patents, which will become fully amortized during 2006. The carrying amount and accumulated amortization of the Company's intangible assets are as follows:

                                                         December 31, 2005                    December 31, 2004
                                                 ----------------------------------    --------------------------------
                                                   Carrying           Accumulated        Carrying         Accumulated
                                                    Amount            Amortization        Amount         Amortization
                                                 --------------     ---------------    --------------    --------------
                                                                            (In thousands)
Intangible assets:
  Definite lives, subject to amortization:
     Patents                                     $      8,789       $        8,106     $     14,874      $      13,224
   Other intangible asset - pension asset (1)               -                     -           3,407                  -
                                                 --------------     ---------------    --------------    --------------

                                                 $      8,789       $        8,106     $     18,281      $      13,224
                                                 ==============     ===============    ==============    ==============

-----------------------------------------------------------------------------------------------------------------------

(1) Not covered by the scope of SFAS No. 142.

     The Company's amortization expense relating to its intangible assets was $1.0 million in 2005, $1.5 million in 2004 and $1.7 million in 2003. The Company expects its aggregate amortization expense during 2006 will approximate $0.7 million.

Note 8 - Other noncurrent assets

                                                                                           December 31,
                                                                              ---------------------------------------
                                                                                    2005                  2004
                                                                              ------------------    -----------------
                                                                                          (In thousands)

   Deferred financing costs                                                   $           177       $           786
   Prepaid pension cost                                                                22,337                10,531
   Notes receivable from officers                                                           -                    49
   Other                                                                                  163                   211
                                                                              ------------------    -----------------

                                                                              $        22,677       $        11,577
                                                                              ==================    =================

     The Company's deferred financing costs relate to the issuance of the Company's BUCS and are amortized on a straight-line basis through 2026. See Note 12 for further discussion of the BUCS deferred financing costs. See Note 17 for further discussion of the prepaid pension cost.

Note 9 - Accrued liabilities

                                                                                            December 31,
                                                                                --------------------------------------
                                                                                      2005                 2004
                                                                                -----------------    -----------------
                                                                                           (In thousands)

OPEB cost                                                                       $         2,181      $         2,777
Pension cost                                                                              5,353                5,285
Payroll and vacation                                                                      6,227                5,810
Incentive compensation                                                                   20,091               12,570
Other employee benefits                                                                   9,938                9,721
Deferred revenue                                                                         14,525               10,046
Environmental costs                                                                       1,718                2,530
Taxes, other than income                                                                  5,318                4,166
Other                                                                                    10,347                8,535
                                                                                -----------------    -----------------

                                                                                $        75,698      $        61,440
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

     Under the terms of the Company's long-term agreement ("LTA") with The Boeing Company ("Boeing"), Boeing is required to purchase from the Company a buffer inventory of titanium products for use by the Company in the production of titanium products ordered by Boeing in the future. As the buffer inventory is completed, Boeing is billed and takes title to the inventory, although the Company could retain an obligation to further process the material as directed by Boeing. Accordingly, the revenue and costs of sales on the buffer inventory is deferred and subsequently recognized at the time the final mill product is delivered to Boeing. As of December 31, 2005 and 2004, $9.0 million and $9.9 million of the Company's deferred revenue related to the buffer inventory, respectively.

Note 10 - Customer advances

     Under the terms of the Company's previous LTA with Boeing, in 2002 through 2007, Boeing would have been required to advance TIMET $28.5 million annually less $3.80 per pound of titanium product purchased by Boeing subcontractors from TIMET during the preceding year. The advance related to Boeing's take-or-pay obligations under the previous LTA. Effectively, the Company collected $3.80 less from Boeing than the LTA selling price for each pound of titanium product sold directly to Boeing and reduced the related customer advance recorded by the Company. For titanium products sold to Boeing subcontractors, the Company collected the full LTA selling price, but gave Boeing credit by reducing the next year's annual advance by $3.80 per pound of titanium product sold to Boeing subcontractors. The Boeing customer advance was also reduced as take-or-pay benefits were earned. As of December 31, 2005, approximately $0.7 million of customer advances related to the Company's previous LTA with Boeing, which was refunded to Boeing in 2006.

     Effective July 1, 2005, the Company entered into a new LTA with Boeing for the purchase and sale of titanium products. The new LTA expires on December 31, 2010 and provides for, among other things, (i) mutual annual purchase and supply commitments by both parties, (ii) continuation of the existing buffer inventory program currently in place for Boeing and (iii) certain improved product pricing. Beginning in 2006, the new LTA also replaces the take-or-pay provisions of the previous LTA with an annual makeup payment early in the following year in the event Boeing purchases less than its annual volume commitment in any year. See Note 15.

Note 11 - Bank debt and capital lease obligations

                                                                                            December 31,
                                                                               ---------------------------------------
                                                                                     2005                  2004
                                                                               ------------------    -----------------
                                                                                           (In thousands)

Notes payable - U.S. credit facility                                           $        -            $        43,176
                                                                               ==================    =================

Long-term debt:
   U.S. credit facility                                                        $        40,255       $        -
   U.K. credit facility                                                                 11,104                -
                                                                               ------------------    -----------------

                                                                               $        51,359       $        -
                                                                               ==================    =================

Capital lease obligations                                                      $           157       $           197
   Less current maturities                                                                  19                    22
                                                                               ------------------    -----------------

                                                                               $           138       $           175
                                                                               ==================    =================

     Long-term bank credit agreements. As of December 31, 2005, the Company's outstanding borrowings under its U.S. credit agreement were $40.3 million and excess availability was approximately $79 million. On February 17, 2006, the Company entered into a new $175 million long-term credit agreement (the "New U.S. Facility"), replacing its previous U.S credit agreement, which was terminated on that date. The New U.S. Facility is secured primarily by the Company's U.S. accounts receivable, inventory, personal property, intangible assets, a pledge of 65% of TIMET UK's common stock and a negative pledge on U.S. fixed assets, and matures in February 2011. Borrowings under the New U.S. Facility accrue interest at the U.S. prime rate or varying LIBOR-based rates based on a quarterly ratio of outstanding debt to EBITDA as defined by the agreement. The New U.S. Facility also provides for the issuance of up to $10 million of letters of credit.

     The New U.S. Facility contains certain restrictive covenants, that, among other things, limit or restrict the ability of the Company to incur debt, incur liens, make investments, make capital expenditures or pay dividends. The New U.S. Facility also requires compliance with certain financial covenants, including minimum tangible net worth, a fixed charge coverage ratio and a leverage ratio, and contains other covenants customary in lending transactions of this type including cross-default provisions with respect to other debt and obligations of the Company. Borrowings under the New U.S. Facility are limited to the lesser of $175 million or a formula-determined amount based upon U.S. accounts receivable, inventory and fixed assets (subject to pledging fixed assets). Such formula-determined amount only applies if borrowings exceed 60% of the commitment amount or the leverage ratio exceeds a certain limitation. At February 17, 2006, approximately $21 million was outstanding under the New U.S. Facility and $4.4 million of letters of credit were issued and outstanding. The Company's previous U.S. credit agreement contained similar covenant compliance requirements, and the Company was in compliance with all such covenants for all periods during the years ended December 31, 2005 and 2004.

     Under the previous U.S. credit agreement, the Company was required to maintain a lock box arrangement whereby daily net cash receipts were used to reduce outstanding borrowings. Accordingly, any outstanding balances under the previous U.S. credit agreement were classified as a current liability, regardless of the maturity date of the agreement. As a result of the Company's entrance into the New U.S. Facility, which does not contain a similar requirement regarding application of daily net cash receipts, borrowings under the Company's previous U.S. credit agreement have been re-classified to long-term on the Company's balance sheet as of December 31, 2005. Under the Company's previous U.S. credit agreement, interest accrued at rates based on LIBOR plus 2% and bank prime rate plus 0.5%. The weighted average interest rate on borrowings outstanding was 6.4% as of December 31, 2005 and 4.3% as of December 31, 2004. Borrowings were collateralized by substantially all of the Company's U.S. assets.

     During the second quarter of 2005, the Company's subsidiary, TIMET UK, terminated its previous credit facility (the "U.K. Facilities") and entered into a new working capital credit facility (the "New U.K. Facility") that expires on April 30, 2008. Under the New U.K. facility, TIMET UK may borrow up to (pound)22.5 million, subject to a formula-determined borrowing base derived from the value of accounts receivable, inventory and property, plant and equipment. Borrowings under the New U.K. facility can be in various currencies, including U.S. dollars, British pounds sterling and euros and are collateralized by substantially all of TIMET UK's assets. Interest on outstanding borrowings generally accrues at rates that vary from 1.125% to 1.375% above the lender's published base rate. The New U.K. facility also contains financial ratios and covenants customary in lending transactions of this type, including a minimum net worth covenant. TIMET UK was in compliance with all covenants for all periods during the year ended December 31, 2005. As of December 31, 2005, the Company's outstanding borrowings, which are due on April 30, 2008, under the New U.K. Facility were $11.1 million, and excess availability was approximately $28 million. The weighted average interest rate on borrowings outstanding under the New U.K. facility was 5.6% as of December 31, 2005.

     The U.K. Facilities provided for borrowings limited to the lesser of (pound)22.5 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and property, plant and equipment. The credit agreement included revolving and term loan facilities and an overdraft facility and required the maintenance of certain financial ratios and amounts, including a minimum net worth covenant and other covenants customary in lending transactions of this type. TIMET UK was in compliance with all covenants for all periods during the year ended December 31, 2004. The U.K. overdraft facility was subject to annual review in December of each year and was renewed in December 2004. During the second quarter of 2003, TIMET UK received an interest-bearing intercompany loan from a U.S. subsidiary of the Company enabling TIMET UK to reduce its long-term borrowings under the U.K. Facilities to zero. This loan was repaid in full during the third quarter of 2004. As of December 31, 2004, the Company had no borrowings under the U.K. Facilities.

     The Company also has overdraft and other credit facilities at certain of its other European subsidiaries that aggregate the equivalent of $19 million at December 31, 2005. These facilities accrue interest at various rates and are payable on demand. At December 31, 2005, approximately $2 million of letters of credit had been issued under these facilities. As of December 31, 2005 and 2004, there were no outstanding borrowings under these facilities, and unused borrowing availability at December 31, 2005 was approximately $17 million.

     Capital lease obligations. In January 2004, the Company purchased for $0.7 million substantially all of the U.S. equipment held under capital leases, which were due to expire at various times during 2004 and 2005. During the fourth quarter of 2004, three of the Company's U.K. lease agreements were amended such that they no longer meet the criteria for capital lease treatment under SFAS No. 13, Accounting for Leases, and are now accounted for as operating leases. Accordingly, the Company reduced its capital lease obligations and related net property and equipment by $10.3 million and $7.8 million, respectively, resulting in a $2.5 million deferred gain that the Company will recognize on a straight-line basis over the term of the amended lease agreements, one of which expires in 2014 and two of which expire in 2024. The Company's first rent payment under the amended lease agreements is not due until October 2006, and the Company is recognizing rent expense with respect to the amended lease agreements based on the aggregate contractual rent payments allocated on a straight-line basis over the terms of the amended lease agreements.

     At December 31, 2005 and 2004, the Company held equipment under capital leases of $0.2 million and $0.3 million, respectively. The related aggregate accumulated depreciation was approximately $0.1 million at December 31, 2005 and 2004.

     Aggregate maturities of capital lease obligations as of December 31, 2005 are reflected in the following table:

                                                                                       Amount
                                                                                ----------------------
                                                                                   (In thousands)
         Year ending December 31,
            2006                                                                $              28
            2007                                                                               28
            2008                                                                               28
            2009                                                                               28
            2010 and thereafter                                                                78
                                                                                ----------------------
                                                                                              190
            Less amounts representing interest                                                 33
                                                                                ----------------------

                                                                                $             157
                                                                                ======================

Note 12 - Capital Trust

     In November 1996, the Capital Trust issued $201.3 million BUCS and $6.2 million 6.625% common securities. TIMET owns all of the outstanding common securities of the Capital Trust, and the Capital Trust is a wholly owned finance subsidiary of TIMET. The Capital Trust used the proceeds from such issuance to purchase from the Company $207.5 million principal amount of the Subordinated Debentures. The Subordinated Debentures and accrued interest receivable are the sole assets of the Capital Trust at December 31, 2005.

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

     The BUCS, which mature December 2026, do not require principal amortization and are redeemable at the Company's option. The redemption price approximates 101% of the principal amount as of December 1, 2005 and declines to 100% on December 1, 2006. The New U.S. Facility contains certain financial covenants that may restrict the Company's ability to make distributions on the BUCS. The Subordinated Debentures allow the Company the right to defer interest payments for a period of up to 20 consecutive quarters, although interest continues to accrue at the coupon rate on the principal and unpaid interest. Similarly, the Capital Trust is permitted by the terms of the BUCS to defer its quarterly dividend payments on the BUCS when TIMET defers interest payment on the Subordinated Debentures. During 2002, the Company exercised its right to defer interest payments on the Subordinated Debentures, effective for the December 1, 2002 scheduled interest payment. Interest continued to accrue at the 6.625% coupon rate on the principal and unpaid interest until the Company's Board of Directors approved resumption of scheduled quarterly interest payments on the Subordinated Debentures beginning with the payment on June 1, 2004. The Company's Board also approved payment of all previously deferred interest on the Subordinated Debentures. On April 15, 2004, the Company paid the deferred interest in the amount of $21.7 million, $21.0 million of which related to the BUCS.

     TIMET's guarantee of payment of the remaining outstanding BUCS (in accordance with the terms thereof) and its obligations under the Capital Trust documents constitute, in the aggregate, a full and unconditional guarantee by the Company of the Capital Trust's obligations under the BUCS. The BUCS represent undivided beneficial ownership interests in the Capital Trust, are entitled to cumulative preferred distributions from the Capital Trust of 6.625% per annum, compounded quarterly, and are convertible, at the option of the holder, into TIMET common stock at the rate of 2.678 shares of common stock per BUCS (an equivalent price of $18.67 per share), for an aggregate of 0.3 million common shares if the 113,467 remaining BUCS are fully converted.

     On September 1, 2005, the Company and the Capital Trust agreed to the cancellation of 120,907 of the Capital Trust's common securities and a corresponding cancellation of $6.0 million of the Company's Subordinated Debentures. There was no net effect of this transaction on the Company's consolidated financial position or results of operations, as the Company's carrying value of the common securities of the Capital Trust that were cancelled equaled the carrying value of the Subordinated Debentures that were also cancelled.

     On March 3, 2006, the Company called all of the outstanding BUCS for redemption. The redemption price equals 100.6625% of the $50.00 liquidation amount per BUCS, or $50.3313, plus accrued distributions to the March 24, 2006 redemption date on the BUCS of $0.2116 per BUCS. The Company expects to report a nominal pre-tax loss related to the call of the BUCS.

Note 13 - Minority interest

     Minority interest relates principally to the Company's 70%-owned French subsidiary, TIMET Savoie, S.A. ("TIMET Savoie"). The Company has the right to purchase from Compagnie Europeenne du Zirconium-CEZUS, S.A. ("CEZUS"), the holder of the remaining 30% interest, CEZUS' interest in TIMET Savoie for 30% of TIMET Savoie's equity determined under French accounting principles, or $13.3 million as of December 31, 2005. CEZUS has the right to require the Company to purchase its interest in TIMET Savoie for 30% of TIMET Savoie's registered capital, or $3.0 million as of December 31, 2005. TIMET Savoie made dividend payments to CEZUS of $2.2 million in 2005 and $0.7 million in 2004.

Note 14 - Stockholders' equity

     Preferred stock. At December 31, 2005, the Company was authorized to issue 10 million shares of preferred stock. The Board of Directors determines the rights of preferred stock as to, among other things, dividends, liquidation, redemption, conversions and voting rights.

     Upon completion of the BUCS exchange offer discussed in Note 12, the Company issued 3,909,103 shares of Series A Preferred Stock. Each share of the Series A Preferred Stock is convertible, at any time, at the option of the holder thereof, at a conversion price of $7.50 per share of the Company's common stock (equivalent to a conversion rate of six and two-thirds shares of common stock for each share of Series A Preferred Stock), with any partial shares paid in cash. The conversion rate is subject to adjustment if certain events occur, including, but not limited to, a stock dividend on the Company's common stock, subdivisions or certain reclassifications of the Company's common stock or the issuance of warrants to holders of the Company's common stock.

     The Series A Preferred Stock is not mandatorily redeemable, but is redeemable at the option of the Company at any time after September 1, 2007. Holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends at the rate of 6.75% of the $50 per share liquidation preference per annum per share (equivalent to $3.375 per annum per share), when, as and if declared by the Company's board of directors. The Company paid $12.5 million in 2005 and $3.3 million in 2004 of such dividends. Whether or not declared, cumulative dividends on Series A Preferred Stock are deducted from net income to arrive at net income attributable to common stockholders. The Company's new U.S. credit agreement contains certain financial covenants that may restrict the Company's ability to make dividend payments on the Series A Preferred Stock. As of December 31, 2005, net income attributable to common stockholders included $0.8 million ($0.28 per outstanding share) of undeclared dividends. Subsequent to December 31, 2005, the Company's board of directors declared a dividend of $0.84375 per share, payable on March 15, 2006 to holders of record of Series A Preferred Stock as of the close of trading on March 1, 2006.

     During 2005, an aggregate of 926,490 shares of Series A Preferred Stock were converted into 6,176,600 shares of TIMET common stock. As of December 31, 2005, there were 2,982,613 shares outstanding of the Series A Preferred Stock. Subsequent to December 31, 2005 and through March 10, 2006, an additional 346,016 shares of Series A Preferred Stock were converted into 2,306,765 shares of TIMET common stock.

     Common stock. At December 31, 2005, the Company was authorized to issue 90 million shares of common stock. On February 15, 2006, the Company's certificate of incorporation was amended to increase the number of authorized shares of common stock to 200 million. The Company's new U.S. credit agreement, and the Indenture pursuant to which the Subordinated Debentures were issued, limit the payment of common stock dividends under certain circumstances. See also Note 12.

     Treasury stock. On August 12, 2005, the Company retired all 180,000 shares of its treasury stock. The retirement of such treasury stock, which had a cost basis of $1.2 million, resulted in a $1,800 reduction of common stock, a $990,000 reduction of additional paid-in capital and a $216,000 decrease in accumulated earnings.

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

     Eligible non-employee directors are covered by a plan that includes stock-based grants as an element of director compensation (the "Director Plan"). In 2005, 2004 and 2003, the Director Plan provided for annual grants to each non-employee director of 500 shares of the Company's common stock as partial payment of director fees. Options previously granted to eligible directors vested in one year and expire ten years from date of grant (five year expiration for grants prior to 1998). The weighted average fair value at grant date of the 14,000, 70,000 and 60,000 total shares issued to non-employee directors in 2005, 2004 and 2003, respectively, was $139,825 in 2005, $343,055 in 2004 and $71,730
in 2003.

     The weighted average remaining life of options outstanding under the Incentive Plan and the Director Plan was 1.8 years at December 31, 2005 and 3.6 years at December 31, 2004. At December 31, 2005, 2004 and 2003, options to purchase 1,038,360, 2,051,040 and 1,908,040 shares, respectively, were exercisable at average exercise prices of $12.20, $9.20 and $9.72, respectively. As of December 31, 2005, the amount payable upon exercise of options outstanding was $12.7 million and the related aggregate intrinsic value (defined as the excess of the market price of TIMET's common stock over the exercise price) was $20.2 million. At December 31, 2005, 3,515,280 shares and 352,520 shares, respectively, were available for future grant under the Incentive Plan and the Director Plan. Shares issued under these plans are newly issued shares.

     The following table summarizes information about the Company's stock options:

                                                                            Amount payable
                                                       Exercise price        upon exercise         Weighted-average
                                        Options          per option          (in thousands)         exercise price
                                      ------------    -----------------    -------------------    -------------------

Outstanding at December 31, 2002       2,465,000      $ 0.83-17.66         $        22,607        $          9.17
  Canceled                              (247,120)     $ 1.93-17.66                  (2,726)       $         11.03
                                      ------------                         -------------------

Outstanding at December 31, 2003       2,217,880      $ 0.83-17.66                   19,881        $         8.96
  Exercised                              (20,200)     $ 3.99                            (81)       $         3.99
  Canceled                               (46,640)     $ 3.99-14.66                     (495)       $        10.62
                                      ------------                         -------------------

Outstanding at December 31, 2004       2,151,040      $ 0.83-17.66                   19,305        $         8.97
  Exercised                           (1,095,600)     $ 1.80-14.66                   (6,443)       $         5.88
  Canceled                               (17,080)     $ 3.99-14.66                     (198)       $        11.58
                                      ------------                         -------------------

Outstanding at December 31, 2005       1,038,360      $ 0.83-17.66         $         12,664        $        12.20
                                      ============                         ===================

     The intrinsic value of the Company's options exercised aggregated $10.0 million in 2005 and $35 thousand in 2004, and the related income tax benefit from such exercises was $3.8 million in 2005 and $13,000 in 2004.

     As of December 31, 2004, 2,151,040 of the Company's outstanding options were exercisable. The following table summarizes the Company's options outstanding, all of which were exercisable, as of December 31, 2005 by price range:

                                                     Options Outstanding and Exercisable
                                 -----------------------------------------------------------------------------
                                                                  Weighted average
                                                                       remaining
              Range of                                            contractual life        Weighted average
           exercise prices         Outstanding at 12/31/05           (in years)            exercise price
      -------------------------- ----------------------------- ---------------------   -------------------------

      $ 0.83-1.77                               10,000                      7.0            $         0.83
      $ 1.78-3.53                               30,000                      5.7            $         1.94
      $ 3.54-5.30                              176,200                      3.1            $         4.13
      $ 7.07-8.83                               10,000                      5.4            $         7.11
      $ 10.59-12.36                            126,800                      0.4            $        11.50
      $ 12.37-14.13                            181,200                      0.9            $        13.74
      $ 14.14-15.89                            316,160                      1.6            $        14.76
      $ 15.90-17.66                            188,000                      1.8            $        16.93
                                 -----------------------------

                                             1,038,360                      1.8            $        12.20
                                 =============================

     Subsequent to December 31, 2005 and through March 10,I 2006, 453,960 options were exercised.

     During 2000, the Company awarded 935,000 shares of TIMET restricted common stock under the Incentive Plan to certain officers and employees. The stock grant restrictions lapsed ratably on an annual basis over a five-year period. Since holders of restricted stock have all of the rights of other common stockholders, subject to forfeiture unless certain periods of employment are completed, all such shares of restricted stock were considered currently issued and outstanding. During 2004 and 2003, respectively, 10,600 and 71,600 shares of restricted stock were forfeited. The market value of the restricted stock awards was approximately $2.0 million ($2.19 per share) on the date of grant, and this amount was recorded as deferred compensation, a separate component of stockholders' equity.

     The Company amortizes deferred compensation to expense on a straight-line basis for each tranche of the award over the period during which the restrictions lapse. During 2005, 2004 and 2003, respectively, 80,200, 88,400 and 101,400 shares of restricted stock vested, with an aggregate market value of $0.6 million, $0.4 million and $0.1 million, respectively. Compensation cost, net of income tax benefits, related to such shares of restricted stock recognized for GAAP financial reporting purposes was less than $0.1 million in each of 2005, 2004 and 2003. During February 2005, all of such shares of TIMET restricted stock became fully vested.

Note 15 - Other income (expense)

                                                                              Year ended December 31,
                                                                ----------------------------------------------------
                                                                    2005               2004               2003
                                                                --------------     --------------    ---------------
                                                                                  (In thousands)
Other operating income (expense):
  Boeing take-or-pay                                            $     17,134       $     22,093      $     23,083
  Litigation settlements                                                   -                  -             1,113
  Insurance claim settlement                                               -                648                 -
  Settlement of customer claim                                         1,800                  -                 -
  Other, net                                                           1,366                248               193
                                                                --------------     --------------    ---------------

                                                                $     20,300       $     22,989      $     24,389
                                                                ==============     ==============    ===============

Other non-operating income (expense):
  Dividends and interest                                        $      2,025       $        687      $        383
  Equity in earnings of common securities
     of the Capital Trust                                                279                424               432
  Foreign exchange gain (loss), net                                    2,288               (477)             (189)
  Gain on sale of property (Note 6)                                   13,881                  -                 -
  Gain on BUCS exchange, net (Note 12)                                     -             15,465                 -
  Other, net                                                            (245)               101              (920)
                                                                --------------     --------------    ---------------

                                                                $     18,228       $     16,200      $       (294)
                                                                ==============     ==============    ===============

     Based upon the terms of the Company's previous LTA with Boeing, the Company received an annual $28.5 million (less $3.80 per pound of titanium product sold to Boeing subcontractors in the preceding year) customer advance from Boeing in January of each year related to Boeing's purchases from TIMET for that year. Effective July 1, 2005, the Company entered into a new LTA with Boeing pursuant to which, beginning in 2006, these take-or-pay provisions were replaced with an annual makeup payment early in the following year in the event Boeing purchases less than its annual commitment in any year. The previous LTA was structured as a take-or-pay agreement such that Boeing forfeited $3.80 per pound of its advance payment in the event that its orders for delivery were less than 7.5 million pounds in any given calendar year. The Company recognized income to the extent Boeing's year-to-date orders for delivery plus TIMET's maximum quarterly volume obligations for the remainder of the year totaled less than 7.5 million pounds. This income was recognized as other operating income and was not included in sales revenue, sales volume or gross margin. Based on actual purchases of approximately 3.0 million pounds during 2005, the Company recognized $17.1 million of take-or-pay income for the year ended December 31, 2005. The Company recognized $22.1 million and $23.1 million of such income during 2004 and 2003, respectively. Recognition of the take-or-pay income reduced the Boeing customer advance as described in Note 10.

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

                                                                               Year ended December 31,
                                                                 -----------------------------------------------------
                                                                                         2004               2003
                                                                      2005            (restated)         (restated)
                                                                 ---------------    ---------------   ----------------
                                                                                    (In thousands)
Pre-tax income (loss):
  U.S.                                                           $    119,799       $     29,636      $    (14,817)
  Non-U.S.                                                             65,541             17,149            (7,850)
                                                                 ---------------    ---------------   ----------------

                                                                 $    185,340       $     46,785      $    (22,667)
                                                                 ===============    ===============   ================

Expected income tax expense (benefit), at 35%                    $     64,869       $     16,375      $     (7,933)
Non-U.S. tax rates                                                     (1,134)              (451)              535
Incremental tax on earnings of non-U.S. group affiliates                  455                106               131
U.S. state income taxes, net                                            3,954                297            (1,050)
Dividends received deduction                                             (331)               (93)             (312)
Nontaxable income                                                        (279)               (98)             (123)
Change in state rate                                                      325                  -                 -
Revision of estimated tax liability                                         -               (551)             (241)
Elimination of minimum pension liability equity
adjustment component                                                    4,405                  -                 -
Tax on repatriation of foreign earnings                                 1,523                  -                 -
Change in Valuation Allowance                                         (50,096)           (17,106)           10,076
Other, net                                                                805               (611)              124
                                                                 ---------------    ---------------   ----------------

                                                                 $     24,496       $     (2,132)     $      1,207
                                                                 ===============    ===============   ================

                                                                               Year ended December 31,
                                                                 -----------------------------------------------------
                                                                                         2004              2003
                                                                      2005            (restated)         (restated)
                                                                 ---------------    ---------------   ----------------
                                                                                    (In thousands)
Income tax expense (benefit):
  Current income taxes:
     U.S.                                                        $      5,120       $        648      $         30
     Non-U.S.                                                          17,245              2,931             1,436
                                                                 ---------------    ---------------   ----------------
                                                                       22,365              3,579             1,466
                                                                 ---------------    ---------------   ----------------

  Deferred income taxes (benefit):
     U.S.                                                              10,638             (4,202)           -
     Non-U.S.                                                          (8,507)            (1,509)             (259)
                                                                 ---------------    ---------------   ----------------
                                                                        2,131             (5,711)             (259)
                                                                 ---------------    ---------------   ----------------

                                                                 $     24,496       $     (2,132)     $      1,207
                                                                 ===============    ===============   ================

Comprehensive tax provision (benefit) allocable to:
  Pre-tax income (loss)                                          $     24,496       $     (2,132)     $      1,207
  Additional paid in capital                                           (3,878)                 -                 -
   Other comprehensive income:
     Currency translation adjustment                                      (48)                 -                 -
     VALTIMET's unrealized net gains on derivative
      financial instruments qualifying as cash flow
      hedges                                                             (268)                 -                 -
     Pension liabilities adjustment                                     2,949                  -                 -
                                                                 ---------------    ---------------   ----------------

                                                                 $     23,251       $     (2,132)     $      1,207
                                                                 ===============    ===============   ================

     The following table summarizes the Company's deferred tax assets and deferred tax liabilities as of December 31, 2005 and 2004:

                                                                                  December 31,
                                                           -----------------------------------------------------------
                                                                      2005                            2004
                                                           ----------------------------    ---------------------------
                                                                                           Assets         Liabilities
                                                             Assets        Liabilities     (restated)     (restated)
                                                           ------------    ------------    -----------    ------------
                                                                                 (In millions)
Temporary differences relating to net assets:
  Inventories                                              $      -        $     (8.7)     $      -       $    (13.2)
  Property and equipment, including software                      -             (34.8)            -            (29.9)
  Goodwill                                                        6.6             -               7.7            -
  Accrued pension cost                                           11.8             -              21.1
  Accrued OPEB cost                                               6.9             -               6.2            -
  Accrued liabilities and other deductible differences           10.4             -              22.6            -
  Other taxable differences                                       -             (10.2)            -             (8.0)
Tax loss and credit carryforwards                                40.2             -              70.9            -
Valuation allowance                                             (22.2)            -             (71.4)           -
                                                           ------------    ------------    -----------    ------------
Gross deferred tax assets (liabilities)                          53.7           (53.7)           57.1          (51.1)
Netting                                                         (53.7)           53.7           (51.1)          51.1
                                                           ------------    ------------    -----------    ------------
Total deferred taxes                                              -               -               6.0            -
Less current deferred taxes                                      19.4             -               5.0            -
                                                           ------------    ------------    -----------    ------------

Net noncurrent deferred taxes                              $    (19.4)     $      -        $      1.0     $      -
                                                           ============    ============    ===========    ============

     The Company periodically reviews its deferred income tax assets to determine if future realization is more likely than not. During the first quarter of 2005, based on the Company's recent history of U.S. income, its near term outlook and the effect of its change in method of inventory determination from the LIFO cost method to the specific identification cost method for U.S. federal income tax purposes (see Note 2), the Company changed its estimate of its ability to utilize the tax benefits of its U.S. net operating loss ("NOL") carryforwards, alternative minimum tax ("AMT") credit carryforwards and other net deductible temporary differences (other than the majority of the Company's capital loss carryforwards). Consequently, the Company determined that its net deferred income tax asset related to such U.S. tax attributes and other net deductible temporary differences now meet the "more-likely-than-not" recognition criteria. Accordingly, the Company reversed $36.9 million of the valuation allowance attributable to such U.S. deferred income tax asset during 2005 ($8.6 million in the fourth quarter).

     During the first quarter of 2005, based on the Company's recent history of U.K. income, its near term outlook and its historic U.K. profitability, the Company also changed its estimate of its ability to utilize its net deductible temporary differences and other tax attributes related to the U.K., primarily comprised of (i) the future benefits associated with the reversal of its U.K. minimum pension liability deferred income tax asset and (ii) the benefits of its U.K. NOL carryforward. Consequently, the Company determined that its net deferred income tax asset in the U.K. now meets the "more-likely-than-not" recognition criteria. Accordingly, the Company reversed $13.2 million of the valuation allowance attributable to such deferred income tax asset during 2005 ($0.1 million in the fourth quarter).

     During 2004, due to a change in estimate of the Company's ability to utilize the benefits of its NOL carryforwards in Germany, the Company determined that its deferred income tax asset in Germany met the "more-likely-than-not" recognition criteria. Accordingly, the Company reversed the $0.7 million valuation allowance attributable to such deferred income tax asset. In addition, the Company's deferred income tax asset valuation allowance related to income from continuing operations decreased by $16.4 million during 2004, primarily due to the utilization of the U.S. and U.K. NOL carryforwards, the benefit of which had previously not met the "more-likely-than-not" recognition criteria.

     During the second quarter of 2005 and the fourth quarter of 2004, the Company recognized a deferred income tax benefit related to a $0.5 million and $4.2 million, respectively, decrease in the Company's U.S. deferred income tax asset valuation allowance attributable to the Company's recognition, for U.S. income tax purposes only, of a capital gain on the fourth quarter sale of certain property located at the Company's Henderson, Nevada facility (see Note
6). The Company recognized a corresponding deferred income tax expense in 2005, when the gain was recognized under accounting principles generally accepted in the United States of America. The Company utilized a portion of its U.S. capital loss carryforward to offset the income taxes generated from the sale of such property.

     The following table summarizes the components of the change in the Company's deferred tax asset valuation allowance in 2005, 2004 and 2003:

                                                                                 Year ended December 31,
                                                                ------------------------------------------------------
                                                                                         2004               2003
                                                                     2005             (restated)         (restated)
                                                                ----------------    ---------------    ---------------
                                                                                   (In thousands)
Effect of:
  (Income) loss before income taxes                             $    (50,096)       $    (17,106)     $     10,076
  Cumulative effect of change in accounting method                         -                   -                60
  Accumulated other comprehensive (income) loss                        1,055              (1,582)             (533)
  Offset to the change in net deferred income tax
   assets due principally to revision of estimated
   tax liability                                                           -               4,651                 -
  Currency translation adjustment                                       (232)                787             1,122
                                                                ----------------    ---------------   ----------------

                                                                $    (49,273)       $    (13,250)     $     10,725
                                                                ================    ===============   ================

     At December 31, 2005, the Company had, for U.S. federal income tax purposes, (i) NOL carryforwards of $21 million that expire in 2022 and 2023,
(ii) a capital loss carryforward of $73 million that expires in 2008 and (iii) AMT credit carryforwards of $4 million, which can be utilized to offset regular income taxes payable in future years, with an indefinite carryforward period.

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law provides for a special 85% deduction for certain dividends received from controlled foreign corporations in 2005. In the second quarter of 2005, the Company completed its evaluation of this new provision and determined that it would benefit from the special dividend received deduction, but the Company did not distribute dividends under the Act until the third quarter of 2005. In the third quarter of 2005, the Company executed a reinvestment plan and distributed $19 million of earnings from its European subsidiaries, which qualified for the special dividend received deduction and, in accordance with the requirements of FASB Staff Position No. 109-2, recognized the $1.0 million income tax related to such repatriation. Additionally, in the fourth quarter of 2005, the Company determined that an additional $10 million of repatriations would qualify for the special dividend received deduction, and the Company recognized an additional $0.5 million income tax related to the fourth quarter repatriation. The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on basis differences in its non-U.S. consolidated subsidiaries that result primarily from undistributed earnings the Company intends to reinvest indefinitely. The new law also provides for a special deduction from U.S. taxable income equal to a specified percentage of a U.S. company's qualified income from domestic manufacturing activities (as defined). The Company believes that the majority of its operations meet the definition of qualified domestic manufacturing activities. However, the Company did not derive any benefit from the special manufacturing deduction in 2005, because the Company's existing U.S. NOL carryforwards fully offset its 2005 U.S. taxable income.

     In June 2005, the State of Ohio enacted a new tax law, which phases out Ohio's existing income tax system over the next five years and replaces it with a tax based on gross receipts. In the second quarter of 2005, as a result of this phase out, the Company reduced its deferred income tax asset related primarily to its Ohio NOL carryforwards by $0.6 million. In the fourth quarter of 2005, due primarily to updated income forecasts and revised timing information on the recognition of certain temporary differences, the Company increased its deferred income tax asset related primarily to its Ohio NOL carryforwards by $0.3 million. The net impact of these adjustments for 2005 was a decrease of $0.3 million. The provision for income taxes in 2005 includes $4.4 million of deferred income taxes resulting from the elimination of the Company's minimum pension liability equity adjustment component of accumulated other comprehensive income related to the Company's U.S. defined benefit pension plan. In accordance with GAAP, the Company did not recognize a deferred income tax benefit related to a portion of the minimum pension equity adjustment previously recognized, as the Company had also recognized a deferred income tax asset valuation related to its U.S. net operating loss carryforward and other U.S. net deductible temporary differences during a portion of the periods in which the minimum pension equity adjustment had previously been recognized. In accordance with GAAP, a portion of such valuation allowance recognized ($4.4 million) was recognized through the pension liability component of other comprehensive income. As discussed, during 2005 the Company concluded recognition of such deferred income tax asset valuation allowance was no longer required, and in accordance with GAAP the reversal of all of such valuation allowance was recognized through the provision for income taxes included in the determination of net income, including the $4.4 million portion of the valuation allowance which was previously recognized through other comprehensive income. As of December 31, 2005, the Company was no longer required to recognize a minimum pension liability related to its U.S. plan, and the Company reversed the minimum pension liability previously recognized in other comprehensive income. After the reversal of such minimum pension liability, which in accordance with GAAP was recognized on a net-of-tax basis, the $4.4 million amount remained in accumulated other comprehensive income related to the U.S. minimum pension liability, which in accordance with GAAP is required to be recognized in the provision for income taxes during the period in which the minimum pension liability is no longer required to be recognized.

Note 17 - Employee benefit plans

     Variable compensation plans. The majority of the Company's worldwide employees participate in compensation programs providing for variable compensation based primarily on the financial performance of the Company. The cost of these plans was approximately $18.8 million in 2005, $12.1 million in 2004 and $0.4 million in 2003.

     Defined contribution plans. Approximately 56% of the Company's worldwide employees at December 31, 2005 participate in defined contribution pension plans with employer contributions based upon a fixed percentage of the employee's eligible earnings. All of the Company's U.S. employees (62% of worldwide employees at December 31, 2005) are also eligible to participate in contributory savings plans with partial matching employer contributions, although the Company suspended making such partial matching contributions for certain employees from April 1, 2003 through April 3, 2004. The cost of these pension and savings plans approximated $4.1 million in 2005, $3.3 million in 2004 and $1.9 million in 2003.

     Defined benefit pension plans. The Company maintains contributory defined benefit pension plans covering a majority of its European employees and a noncontributory defined benefit pension plan covering a minority of its U.S. employees. The Company's funding policy is to annually contribute, at a minimum, amounts satisfying the applicable statutory funding requirements. Between 1989 and 1995, the U.S. defined benefit pension plans were closed to new participants. Additionally, in some cases, benefit levels have been frozen. As of December 31, 2003, the U.S. plans were merged into one plan. The U.K. defined benefit plan was closed to new participants in 1996; however, employees participating in the plan continue to accrue additional benefits based on increases in compensation and service.

     Information concerning the Company's defined benefit pension plans, based on a December 31 measurement date, is set forth in the following tables:

                                                                                      Year ended December 31,
                                                                               ---------------------------------------
                                                                                     2005                  2004
                                                                               ------------------    -----------------
                                                                                           (In thousands)
Change in projected benefit obligations:
  Balance at beginning of year                                                 $      262,480        $      223,091
  Service cost                                                                          3,728                 3,308
  Participants' contributions                                                           1,308                 1,132
  Interest cost                                                                        13,656                12,646
  Plan amendments                                                                           -                   756
  Actuarial loss                                                                       21,941                20,238
  Benefits paid                                                                       (10,024)              (10,413)
  Change in currency exchange rates                                                   (19,931)               11,722
                                                                               ------------------    -----------------

       Balance at end of year                                                  $      273,158        $      262,480
                                                                               ==================    =================

Change in plan assets:
  Fair value at beginning of year                                              $      188,659        $      158,923
  Actual return on plan assets                                                         47,951                21,291
  Employer contributions                                                                9,136                10,027
  Participants' contributions                                                           1,308                 1,132
  Benefits paid                                                                       (10,024)              (10,413)
  Change in currency exchange rates                                                   (13,788)                7,699
                                                                               ------------------    -----------------

       Fair value at end of year                                               $      223,242        $      188,659
                                                                               ==================    =================

Funded status:
  Plan assets under projected benefit obligations                              $      (49,916)       $      (73,821)
   Unrecognized:
     Actuarial loss                                                                    68,559                91,682
     Prior service cost                                                                 2,852                 3,407
                                                                               ------------------    -----------------

       Total prepaid pension cost                                              $       21,495        $       21,268
                                                                               ==================    =================

Accumulated benefit obligation                                                 $      270,120        $      260,273
                                                                               ==================    =================

Amounts recognized in balance sheets:
  Intangible pension asset                                                     $       -             $        3,407
  Noncurrent prepaid pension cost                                                      22,337                10,531
  Current pension liability                                                            (5,353)               (5,285)
  Noncurrent pension liability                                                        (58,450)              (77,515)
  Accumulated other comprehensive loss                                                 62,961                90,130
                                                                               ------------------    -----------------

                                                                               $       21,495        $       21,268
                                                                               ==================    =================

     As of December 31, 2005, the Company's European defined benefit pension plans have accumulated benefit obligations totaling $190.7 million, which are in excess of fair value of plan assets of $138.5 million. As of December 31, 2004, all of the Company's defined benefit pension plans have accumulated benefit obligations in excess of fair value of plan assets.

     The components of the net periodic pension expense are set forth below:

                                                                              Year ended December 31,
                                                               -------------------------------------------------------
                                                                    2005                2004               2003
                                                               ----------------    ----------------   ----------------
                                                                                   (In thousands)

Service cost                                                   $        3,728      $        3,308     $        2,858
Interest cost                                                          13,656              12,646             11,087
Expected return on plan assets                                        (14,833)            (13,098)            (9,504)
Amortization of unrecognized prior service cost                           556                 489                576
Amortization of net losses                                              4,796               4,357              3,875
                                                               ----------------    ----------------   ----------------

  Net pension expense                                          $        7,903      $        7,702     $        8,892
                                                               ================    ================   ================

     The Company used the following discount rate, long-term rate of return ("LTRR") and salary rate increase weighted-average assumptions to arrive at the aforementioned benefit obligations and net periodic expense:

                                      Significant assumptions used to calculate projected and accumulated benefit obligations at December 31,
                           -------------------------------------------------------------------------------------------
                                               2005                                           2004
                           ---------------------------------------------    ------------------------------------------
                              Discount                   Salary increase       Discount                      Salary
                                rate           LTRR                              rate          LTRR         increase
                           -------------- ------------- ----------------    ------------- -------------- -------------

U.S. plan                       5.50%         10.00%           n/a              5.65%         10.00%          n/a
U.K. plan                       4.75%          6.70%          3.25%             5.30%          7.10%         3.25%
Savoie plan                     5.25%          3.47%           2.50%            5.30%          5.25%         2.50%

                                     Significant assumptions used to calculate net periodic pension expense for the year ended December 31,
                           -------------------------------------------------------------------------------------------
                                      2005                            2004                           2003
                           ----------------------------    ---------------------------    ----------------------------
                              Discount                        Discount                       Discount
                                rate           LTRR             rate          LTRR             rate           LTRR
                           -------------- -------------    -------------- ------------    -------------- -------------

U.S. plans                      5.65%         10.00%            6.00%         10.00%           6.25%         8.50%
U.K. plan                       5.30%          7.10%            5.50%          7.10%           5.70%         6.70%
Savoie plan                     5.30%          5.25%            5.50%          5.25%           5.70%         6.00%

     The Company currently expects to make cash contributions of approximately $8.5 million, principally in the U.K., to its defined benefit pension plans during 2006.

     The U.S. plan(s) paid benefits of approximately $5.6 million in 2005, $5.7 million in 2004 and $5.6 million in 2003, and the U.K. plan paid benefits of approximately $4.3 million in 2005, $4.7 million in 2004 and $4.3 million in 2003. Benefits paid under the Savoie plan were less than $0.1 million for each of 2005, 2004 and 2003. Based upon current projections, the Company believes the plans will be required to pay the following benefits over the next ten years:

                                                                         Projected retirement benefits
                                                           -----------------------------------------------------------
                                                              U.S. Plan             U.K.Plan               Total
                                                           ----------------     -----------------    -----------------
                                                                                  (In thousands)
Year ending December 31,
     2006                                                    $     5,872                4,270          $    10,142
     2007                                                    $     5,902                4,387          $    10,289
     2008                                                    $     5,910                4,508          $    10,418
     2009                                                    $     5,902                4,632          $    10,534
     2010                                                    $     5,877                4,760          $    10,637
     2011 through 2015                                       $    29,397               25,839          $    55,236

     The assets of the defined benefit pension plans are invested as follows:

                                                                                            December 31,
                                                                               ---------------------------------------
                                                                                     2005                  2004
                                                                               ------------------    -----------------
US plan:
   Equity securities                                                                   93.2%                 84.3%
   Debt securities                                                                      3.5%                 14.1%
   Cash and other                                                                       3.3%                  1.6%
                                                                               ------------------    -----------------

                                                                                      100.0%                100.0%
                                                                               ==================    =================

European plans:
   Equity securities                                                                   84.6%                 86.9%
   Debt securities                                                                     15.4%                 13.1%
                                                                               ------------------    -----------------

                                                                                      100.0%                100.0%
                                                                               ==================    =================

     During the second quarter of 2003, the Company transferred all of its U.S. plans' assets into the CMRT; however, the Company's plan assets are invested only in the portion of the CMRT that does not hold TIMET common stock. The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons. During the 18-year history of the CMRT through December 31, 2005, the average annual rate of return earned by the CMRT, as calculated based on the average percentage change in the CMRT's net asset value per CMRT unit for each applicable year, has been 14% (with a 36% return for 2005). Such parties have in the past, and may again in the future, periodically change the relative asset mix based upon, among other things, advice they receive from third-party advisors and their expectation as to what asset mix will generate the greatest overall return.

     During 2003, the trustees for the U.K. plan selected a new investment advisor (effective in 2004) for the U.K. plan and modified its asset allocation goals. The Company's future expected long-term rate of return on plan assets for its U.K. plan is based on an asset allocation assumption of 80% equity securities and 20% fixed income securities by the end of 2006 and 75% equity securities and 25% fixed income securities by the end of 2007, and all current contributions to the plan, net of benefits paid, are invested wholly in fixed income securities in order to gradually effect the shift.

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

     The plan under which these benefits are provided is unfunded, and contributions to the plan during the year equal benefits paid. The components of accumulated OPEB obligations and periodic OPEB cost, based on a December 31 measurement date, are set forth in the following tables:

                                                                                            December 31,
                                                                               ---------------------------------------
                                                                                     2005                  2004
                                                                               ------------------    -----------------
                                                                                           (In thousands)
Actuarial present value of accumulated OPEB obligations:
  Balance at beginning of year                                                 $        34,441       $        28,584
  Service cost                                                                             661                   540
  Interest cost                                                                          1,652                 1,780
  Actuarial (gain) loss                                                                 (3,614)                6,062
  Participant contributions                                                              1,131                 1,266
  Benefits paid                                                                         (3,446)               (3,791)
                                                                               ------------------    -----------------
  Balance at end of year                                                                30,825                34,441
Unrecognized net actuarial loss                                                        (15,027)              (19,621)
Unrecognized prior service cost                                                          1,963                 2,427
                                                                               ------------------    -----------------
Total accrued OPEB cost                                                                 17,761                17,247
Less current portion                                                                     2,181                 2,777
                                                                               ------------------    -----------------

  Noncurrent accrued OPEB cost                                                 $        15,580       $        14,470
                                                                               ==================    =================

                                                                                 Year ended December 31,
                                                                     -------------------------------------------------
                                                                         2005              2004              2003
                                                                     --------------    --------------    -------------
                                                                                      (In thousands)

Service cost                                                         $       661       $       540       $       487
Interest cost                                                              1,652             1,780             1,722
Amortization of unrecognized prior service cost                             (464)             (464)             (464)
Amortization of net losses                                                   980             1,120               956
                                                                     --------------    --------------    -------------

  Net OPEB expense                                                   $     2,829       $     2,976       $     2,701
                                                                     ==============    ==============    =============

     The Company used the following weighted-average discount rate and health care cost trend rate ("HCCTR") assumptions to arrive at the aforementioned benefit obligations and net periodic expense:

                                                                 Significant assumptions used to calculate
                                                                 accumulated OPEB obligation at December 31,
                                                      ----------------------------------------------------------------
                                                                 2005                                2004
                                                      ----------------------------       -----------------------------

Discount rate                                                    5.50%                              5.65%
Beginning HCCTR                                                  8.23%                              9.29%
Ultimate HCCTR                                                   4.00%                              4.00%
Ultimate year                                                    2010                                2010

                                                   Significant assumptions used to calculate net periodic
                                                        OPEB expense for the year ended December 31,
                                        ------------------------------------------------------------------------------
                                                  2005                       2004                       2003
                                        -----------------------     -----------------------     ----------------------

Discount rate                                     5.65%                       6.00%                       6.25%
Beginning HCCTR                                   9.29%                      10.35%                      11.35%
Ultimate HCCTR                                    4.00%                       4.00%                       4.25%
Ultimate year                                     2010                        2010                       2010

     If the HCCTR were increased by one percentage point for each year, the aggregate of the service and interest cost components of OPEB expense would have increased approximately $0.3 million in 2005, and the actuarial present value of accumulated OPEB obligations at December 31, 2005 would have increased approximately $3.2 million. If the HCCTR were decreased by one percentage point for each year, the aggregate of the service and interest cost components of OPEB expense would have decreased approximately $0.3 million in 2005, and the actuarial present value of accumulated OPEB obligations at December 31, 2005 would have decreased approximately $3.5 million.

     Based upon current projections, the Company will be required to pay the following OPEB benefits over the next ten years:

                                        Projected            Projected            Projected         Projected net
                                     gross payments           retiree              Part D              payments
                                                           contributions           subsidy
                                     ----------------    ------------------    ----------------    -----------------
                                                                     (In thousands)
Year ended December 31,
      2006                            $      3,767               (1,394)              (199)         $        2,174
      2007                            $      4,001               (1,481)              (410)         $        2,110
      2008                            $      4,270               (1,577)              (439)         $        2,254
      2009                            $      4,570               (1,693)              (471)         $        2,406
      2010                            $      4.821               (1,785)              (501)         $        2,535
      2011 through 2015               $     28,983              (10,784)            (3,012)         $       15,187

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

     During 2005, the Company determined that the benefits provided by its U.S. health and welfare plan are actuarially equivalent to the Medicare Part D benefit and therefore the Company is eligible for the federal subsidy provided for by the Medicare 2003 Act. The effect of such subsidy, which was accounted for prospectively from the date actuarial equivalence was determined in accordance with FASB Staff Position No. 106-2, resulted in a reduction in the Company's actuarial present value of its accumulated OPEB obligation of $5.4 million at December 31, 2005 related to benefits attributed to past service and a reduction in net periodic OPEB cost of $0.7 million in 2005 (reflecting a $0.1 million reduction in service cost, a $0.3 million reduction in interest cost and a $0.3 million reduction in amortization of net losses).

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

     In 2004, the Company, Tremont LLC (a wholly-owned subsidiary of Valhi) and Contran agreed to enter into a single, combined ISA covering the provision of services by Contran to TIMET and the provision of services by TIMET to Tremont LLC and NL. Under the combined ISA, TIMET paid a net amount of $1.4 million during 2005 and $1.2 million during 2004. The Company has extended this agreement through 2006. Because Contran employees will in 2006 perform certain executive and management functions previously performed by employees of the Company, the Company expects to pay a net amount of $3.2 million under the ISA during 2006.

     In 2003, the Company had an ISA with Tremont LLC to provide certain management, financial, environmental, human resources and other services to Tremont LLC, under which Tremont LLC paid the Company approximately $0.2 million.

     During 2003, the Company had an ISA with NL, a majority-owned subsidiary of Valhi, whereby NL provided certain financial and other services to TIMET at a cost to TIMET of approximately $15,000. In 2004, the ISA with NL was combined with the ISA with Contran.

     In 2003, the Company entered into an ISA with Contran whereby Contran provided certain business, financial and other services to TIMET. During 2003, TIMET paid Contran approximately $0.3 million related to this agreement.

     The Company previously extended market-rate loans to certain officers pursuant to a Board-approved program to facilitate the officers' purchase of Company stock and BUCS and to pay applicable taxes on shares of restricted Company stock as such shares vested. The Company terminated this program effective July 30, 2002, subject to continuing only those loans outstanding at that time in accordance with their then-current terms. The loans were generally payable in five annual installments beginning six years from date of loan and bore interest at a rate tied to the Company's borrowing rate, payable quarterly. At December 31, 2005, all officer loans had been repaid to the Company in full.

     In 2004, the Company entered into an agreement with Waste Control Specialists LLC ("WCS"), a wholly owned subsidiary of Valhi, for the removal of certain waste materials from the Company's Henderson plant site. During 2005, TIMET paid $1.3 million to WCS for the removal of such materials, and TIMET currently expects to pay an additional $0.7 million to WCS in 2006 for completion of this removal, which is accrued in the Company's current environmental obligations.

     Tall Pines Insurance Company ("Tall Pines") (including a predecessor company, Valmont Insurance Company) and EWI RE, Inc. ("EWI") provide for or broker insurance policies for Contran and certain of its subsidiaries and affiliates, including the Company. Tall Pines is a wholly owned subsidiary of Valhi, and EWI is a wholly owned subsidiary of NL. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker. The Company's aggregate premiums for such policies were approximately $4.7 million in 2005 and $2.3 million in 2004 and 2003. Tall Pines purchases reinsurance for substantially all of the risks it underwrites. The
Company expects that these relationships with Tall Pines and EWI will continue in 2006.

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

     TIMET supplies titanium strip to VALTIMET under a long-term contract. The LTA was entered into in 1997 and expires in 2007. Under the LTA, TIMET has agreed to provide a certain percentage of VALTIMET's titanium requirements at formula-determined selling prices, subject to certain conditions. Certain provisions of this contract have been amended in the past and may be amended in the future to meet changing business conditions. Sales to VALTIMET were $30 million in 2005, $21 million in 2004 and $9 million in 2003. Additionally, VALTIMET converts TIMET-owned material into welded tube for TIMET on a purchase order basis. Payments by TIMET to VALTIMET for such services totaled $1.8 million in 2005, $1.7 million in 2004, and $2.1 million in 2003.

     Tremont LLC owns 32% of BMI. Among other things, BMI provides utility services (primarily water distribution, maintenance of a common electrical facility and sewage disposal monitoring) to the Company and other manufacturers within an industrial complex located in Henderson, Nevada. Power transmission and sewer services are provided on a cost reimbursement basis, similar to a cooperative, while water delivery is currently provided at the same rates as are charged by BMI to an unrelated third party. Amounts paid by the Company to BMI for these utility services were $1.4 million during 2005, $1.3 million during 2004 and $1.2 million during 2003. The Company also paid BMI an electrical facilities upgrade fee of $0.8 million in 2005, and $1.3 million in each of 2004 and 2003. This fee continues at $0.8 million annually for 2006 through 2009 and terminates completely after January 2010.

     Based on the previous agreements and relationships, receivables from and payables to related parties (aggregated in accounts and other receivables and other current liabilities, respectively) included in the Company's Consolidated Balance Sheets are summarized in the following table:

                                                                                            December 31,
                                                                                --------------------------------------
                                                                                      2005                 2004
                                                                                -----------------    -----------------
                                                                                           (In thousands)
Receivables from related parties:
   VALTIMET                                                                     $         7,080      $         2,264
   Notes receivable from officers                                                             -                   49
                                                                                -----------------    -----------------

                                                                                $         7,080      $         2,313
                                                                                =================    =================

Payables to related parties:
   VALTIMET                                                                     $         1,556      $           863
   Kronos                                                                                     7                   15
                                                                                -----------------    -----------------

                                                                                $         1,563      $           878
                                                                                =================    =================

Note 19 - Commitments and contingencies

     Long-term agreements. The Company has LTAs with certain major customers, including, among others, Boeing, Rolls-Royce plc and its German and U.S. affiliates ("Rolls-Royce"), United Technologies Corporation ("UTC", Pratt & Whitney and related companies), Societe Nationale d'Etude et de Construction de Moteurs d'Aviation ("Snecma"), Wyman-Gordon (a unit of Precision Castparts Corporation ("PCC")) and VALTIMET. These agreements expire from 2007 through 2012, are subject to certain conditions, and generally provide for (i) minimum market shares of the customers' titanium requirements or firm annual volume commitments, (ii) formula-determined prices (although some contain elements based on market pricing) and (iii) price adjustments for certain raw material and energy cost fluctuations. Generally, the LTAs require the Company's service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types. In certain events of nonperformance by the Company or the customer, the LTAs may be terminated early. Although it is possible that some portion of the business would continue on a non-LTA basis, the termination of one or more of the LTAs could result in a material effect on the Company's business, results of operations, financial position or liquidity. The LTAs were designed to limit selling price volatility to the customer, while providing TIMET with a committed base of volume throughout the aerospace business cycles.

     During 2001, the Company recorded a charge of $3.0 million relating to a titanium sponge supplier's agreement to renegotiate certain components of an agreement entered into in 1997, including minimum purchase commitments for 1999 through 2001. The $0.6 million accrued and unpaid balance as of December 31, 2004 was paid during 2005. In September 2002, the Company entered into a new agreement with this supplier, effective from January 1, 2002 through December
31, 2007. This new agreement replaced the 1997 agreement. The new agreement requires minimum annual purchases by the Company of approximately $38 million in 2006 and $34 million in 2007.

     Concentration of credit and other risks. Substantially all of the Company's sales and operating income (loss) are derived from operations based in the U.S., the U.K., France and Italy. As shown in the below table, the Company generates over half of its sales revenue from sales to the commercial aerospace sector. As described previously, the Company has LTAs with certain major aerospace customers, including Boeing, Rolls-Royce, UTC, Snecma and Wyman-Gordon. This concentration of customers may impact the Company's overall exposure to credit and other risks, either positively or negatively, in that all of these customers may be similarly affected by the same economic or other conditions. The following table provides supplemental sales revenue information regarding the Company's dependence on the commercial aerospace sector and certain customer relationships:

                                                                               Year ended December 31,
                                                                  --------------------------------------------------
                                                                       2005              2004              2003
                                                                  ---------------    --------------    -------------
                                                                         (Percentage of total sales revenue)
Sales revenue to:

  Commercial aerospace sector                                             57%               57%              57%
                                                                  ===============    =============    ==============

  Customers under LTAs                                                    49%               44%              41%
                                                                  ===============    =============    ==============

  Significant customers under LTAs (1):
     Rolls-Royce and other Rolls-Royce suppliers (2)                      12%               15%              15%
                                                                  ===============    =============    ==============

  Ten largest customers                                                   45%               48%              44%
                                                                  ===============    =============    ==============

  Significant customers (1):
     PCC and related entities                                             13%               13%              13%
                                                                  ===============    =============    ==============

--------------------------------------------------------------------------------------------------------------------

(1)  Greater than 10% of net sales.
(2) Includes direct sales to certain of the PCC-related entities under the terms of the Rolls-Royce LTAs.

     The availability of certain of the Company's raw materials (titanium sponge and titanium scrap) has tightened during the past several quarters, and, consequently, the prices for such raw materials have increased. To the extent that this trend continues, the Company could be limited in its ability to produce enough titanium products to fully meet customer demand. In addition, during 2005, certain of the Company's LTAs limited the Company's ability to pass on all of its increased raw material costs. However, the Company's ability to offset increased material costs with higher selling prices should increase in 2006, as many of the Company's LTAs have either expired or have been renegotiated for 2006 with price adjustments that take into account raw material cost fluctuations.

     Operating leases. The Company leases certain manufacturing and office facilities and various equipment. Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases management expects that leases will be renewed or replaced by other leases in the normal course of business. Net rent expense was $5.1 million in 2005, $3.9 million in 2004 and $4.0 million in 2003.

     At  December  31,  2005,  future  minimum  payments  under   noncancellable
operating leases having an initial or remaining term in excess of one year were as follows:

                                                                                                      Amount
                                                                                                --------------------
                                                                                                  (In thousands)
Year ending December 31,
  2006                                                                                            $        3,103
  2007                                                                                                     3,363
  2008                                                                                                     2,640
  2009                                                                                                     2,260
  2010                                                                                                     2,219
  2011 and thereafter                                                                                     18,512
                                                                                                --------------------

                                                                                                  $       32,097
                                                                                                ====================

     Environmental matters. TIMET and BMI entered into an agreement in 1999 which provided that upon payment by BMI of the cost to design, purchase and install the technology and equipment necessary to allow the Company to stop discharging liquid and solid effluents and co-products into settling ponds located on certain lands owned by the Company adjacent to its Henderson, Nevada plant site (the "TIMET Pond Property"), the Company would convey the TIMET Pond Property to BMI, at no additional cost. In November 2004, the Company and BMI entered into several agreements that superceded the 1999 agreement. Under these new agreements, the Company conveyed the TIMET Pond Property to BMI in exchange for (i) $12 million cash, (ii) BMI's assumption of the liability for certain environmental issues associated with the TIMET Pond Property, including certain possible groundwater issues for which the Company currently has $0.6 million accrued, and (iii) an additional $1.2 million cash payment received from BMI in June 2005.

     The Company is also continuing assessment work with respect to its own active plant site in Henderson, Nevada. The Company currently has $2.5 million accrued based on the undiscounted cost estimates of the probable costs for remediation of these sites, which includes an increase in the accrual of $0.5 million during 2005 related to specific future remediation costs which the Company now considers probable. The Company expects these accrued expenses to be paid over a period of up to thirty years.

     At December 31, 2005, the Company had accrued an aggregate of approximately $3.2 million for environmental matters, including those discussed above. The upper end of the range of reasonably possible costs to remediate these matters is approximately $5.4 million. The Company records liabilities related to environmental remediation obligations when estimated future costs are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future costs are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in costs in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

     Legal proceedings. At December 31, 2005, the Company had accrued less than $0.1 million for expected legal settlement costs. The Company records liabilities related to legal proceedings when estimated costs are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future costs are not discounted to their present value. It is not possible to estimate the range of costs for certain matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to matters as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional legal proceedings will not arise in the future.

     Other. The Company has entered into letters of credit to collateralize (i) potential workers' compensation claims in Ohio and Nevada and (ii) future usage of electricity in Nevada. As of December 31, 2005, the outstanding amounts for such letters of credit, which reduce the Company' excess availability under its U.S. credit agreement, were $2.3 million and $2.1 million, respectively.

     TIMET is the primary obligor on two $1.5 million workers' compensation bonds issued on behalf of a former subsidiary, Freedom Forge Corporation ("Freedom Forge"), which TIMET sold in 1989. Freedom Forge filed for Chapter 11 bankruptcy protection on July 13, 2001, and discontinued payment on the underlying workers' compensation claims in November 2001. During 2002, TIMET received notices that the issuers of the bonds were required to make payments on the first bond with respect to certain of these claims and were requesting reimbursement from TIMET. As of December 31, 2005, the Company has made aggregate payments under the two bonds of $1.5 million, and $0.2 million remains accrued for future payments. TIMET may revise its estimated liability under these bonds in the future as additional facts become known or claims develop.

     The Company is involved in various employment, environmental, contractual, product liability, general liability and other claims, disputes and litigation incidental to its business including those discussed above. In several instances, the Company believes it has insurance coverage to eliminate any risk of loss (other than standard deductibles, which generally are less tha $1 million). The Company currently believes that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position, liquidity or overall trends in results of operations. However, all such matters are subject to inherent uncertainties, and were an unfavorable outcome to occur with respect to several of these matters in a given period, it is possible that it could have a material adverse impact on the results of operations or cash flows in that particular period. In cases where these employment, environmental, contractual, product liability, general liability and other clams, disputes and litigation involve matters that the Company has concluded the risk of loss is not probable, but is more than remote, the Company believes the range of loss, to the extent the Company is able to reasonably estimate a range of loss, would be limited at the high end to the Company's standard insurance deductibles.

Note 20 - Earnings per share

     Basic earnings (loss) per share is based on the weighted average number of unrestricted common shares outstanding during each period. Diluted earnings
(loss) per share attributable to common stockholders reflects the dilutive effect of common stock options, restricted stock and the assumed conversion of the BUCS and the Series A Preferred Stock, if applicable. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share is presented in the following table:

                                                                             Year ended December 31,
                                                               -----------------------------------------------------
                                                                                      2004                2003
                                                                   2005            (restated)           (restated)
                                                               --------------     --------------    ----------------
                                                                                  (In thousands)
Numerator:
  Net income (loss) attributable to
     common stockholders                                       $    143,701       $     43,300      $    (24,443)
  Interest expense on BUCS (net of tax)                                 310                 --                 -
  Dividends on Series A Preferred Stock                              12,244              4,398                 -
                                                               --------------     --------------    ----------------

  Diluted net income (loss) attributable
     to common stockholders                                    $    156,255       $     47,698      $    (24,443)
                                                               ==============     ==============    ================

Denominator:
  Average common shares outstanding                                  65,391             63,525            63,374
  Average dilutive stock options and
     restricted stock                                                   365                266                 -
  BUCS                                                                  310                  -                 -
  Series A Preferred Stock                                           24,790              8,711                 -
                                                               --------------     --------------    ----------------

Diluted shares                                                       90,856             72,502            63,374
                                                               ==============     ==============    ================

     For the years ended December 31, 2004 and 2003, the conversion of the BUCS was antidilutive. Stock options to purchase 244,000 shares of common stock during 2005, 1,252,400 shares during 2004 and 2,193,000 shares during 2003 were excluded from the calculation of diluted earnings (loss) per share because the exercise price for such options was greater than the average market price of the common shares and such options were therefore antidilutive during the respective period. An additional 183,740 incremental stock options and restricted shares were excluded from the 2003 calculation because they were antidilutive due to the loss for that year.

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

                                                                          Year ended December 31,
                                                         -----------------------------------------------------------
                                                               2005                  2004                2003
                                                         -----------------     -----------------    ----------------
                                                                (In thousands, except product shipment data)
Titanium melted and mill products:
    Melted product net sales                             $     112,252         $      72,092        $      57,409
    Mill product net sales                                     528,555               364,248              279,563
    Other product sales                                        108,970                65,488               55,132
    Other (1)                                                        -                     -               (6,800)
                                                         -----------------     -----------------    ----------------
                                                         $     749,777         $     501,828        $     385,304
                                                         =================     =================    ================

Melted product shipments:
    Volume (metric tons)                                         5,655                 5,360                4,725
    Average price ($ per kilogram)                       $       19.85         $       13.45        $       12.15

Mill product shipments:
    Volume (metric tons)                                        12,660                11,365                8,875
    Average price ($ per kilogram)                       $       41.75         $       32.05        $       31.50

Geographic segments:
   Net sales - point of origin:
     United States                                       $     512,313         $     325,857        $     277,947
     United Kingdom                                            201,936               154,535              111,313
     France                                                     91,610                57,942               44,877
     Other Europe                                               46,525                29,744               30,566
     Other (1)                                                       -                     -               (6,800)
     Eliminations                                             (102,607)              (66,250)             (72,599)
                                                         -----------------     -----------------    ---------------
                                                         $     749,777         $     501,828        $     385,304
                                                         =================     =================    ===============

   Net sales - point of destination:
     United States                                       $     422,143         $     277,317        $     217,653
     United Kingdom                                            136,638               100,081               76,086
     France                                                     87,811                55,959               43,410
     Other locations                                           103,185                68,471               54,955
     Other (1)                                                       -                     -               (6,800)
                                                         -----------------     -----------------    ---------------
                                                         $     749,777         $     501,828        $     385,304
                                                         =================     =================    ===============

   Long-lived assets - property and equipment, net:
     United States                                       $     193,623         $     165,661        $     170,400
     United Kingdom                                             53,576                56,255               62,287
     Other Europe                                                5,791                 6,257                6,495
                                                         -----------------     -----------------    ---------------
                                                         $     252,990         $     228,173        $     239,182
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

     Export sales from U.S.-based operations approximated $54 million in 2005 and $16 million in each of 2004 and 2003.

Note 22 - Quarterly results of operations (unaudited)

                                                                           For the quarter ended
                                                      ----------------------------------------------------------------
                                                        March 31          June 30         Sept. 30         Dec. 31
                                                      -------------    --------------   -------------    -------------
                                                                   (In millions, except per share data)
Year ended December 31, 2005:

  Net sales                                           $    155.2       $    183.7       $    190.0       $    220.8
  Gross margin                                        $     29.0       $     47.9       $     55.7       $     66.8
  Operating income                                    $     19.4       $     36.9       $     51.7       $     63.0
  Net income attributable to
     common stockholders                              $     38.1       $     33.6       $     33.4       $     38.6

   Basic earnings per share attributable to
    common stockholders                               $     0.60       $     0.53       $     0.51       $     0.56
   Diluted earnings per share attributable to
    common stockholders                               $     0.46       $     0.41       $     0.40       $     0.45

Year ended December 31, 2004 (restated):

  Net sales                                           $    120.5       $    124.1       $    120.2       $    137.0
  Gross margin                                        $     12.8       $     17.0       $     14.7       $     19.2
  Operating (loss) income                             $      3.3       $      8.5       $     13.5       $     17.8
  Net (loss) income attributable to
     common stockholders                              $     (1.2)      $      3.4       $     25.2       $     15.9

   Basic (loss) earnings per share attributable to
    common stockholders                               $    (0.02)      $     0.05       $     0.40       $     0.25
   Diluted (loss) earnings per share attributable to
    common stockholders                               $    (0.02)      $     0.05        $     0.36      $     0.21

-------------------------------------------------------------------------------------------------------------------

Note 1 - The sum of quarterly amounts may not agree to the full year results due to rounding.
Note 2 - The quarter ended December 31, 2004 has been restated for the change in accounting from LIFO to specific identification.

Note 23 - Subsequent event

     In January 2006, the Company announced its plans to relocate and consolidate the corporate functions currently performed in Denver, Colorado to Dallas, Texas or its operating facility in Morgantown, Pennsylvania. The Company's estimate of the cost of this relocation, consisting of lease termination and employee severance costs, is approximately $3.4 million and will be recognized during 2006.

                     REPORT OF INDEPENDENT REGISTERED PUBLIC
                 ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of Titanium Metals Corporation:

     Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 24, 2006 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the index on page F of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP


Denver, Colorado
March 24, 2006

                           TITANIUM METALS CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                                 Additions
                                                        -----------------------------
                                           Balance        Charged
                                             at              to            Charged                          Balance
                                          beginning      costs and        to other                          at end
            Description                    of year        expenses        accounts        Deductions        of year
-------------------------------------    ------------   -------------    ------------    -------------    ------------

Year ended December 31, 2005:

   Allowance for doubtful accounts       $    1,683     $       923      $    (61) (1)   $     (562) (2)  $    1,983
                                         ============   =============    ============    =============    ============

   Allowance for excess and
     slow moving inventories             $   16,989     $    (2,770)     $ (1,006) (1)   $   -            $   13,213
                                         ============   =============    ============    =============    ============

Year ended December 31, 2004:

   Allowance for doubtful accounts       $    1,906     $       250      $     65(1)     $     (538)(2)   $    1,683
                                         ============   =============    ============    =============    ============

   Allowance for excess and
     slow moving inventories             $   16,723     $      (456)     $    722(1)     $   -            $   16,989
                                         ============   =============    ============    =============    ============

Year ended December 31, 2003:

   Allowance for doubtful accounts       $    2,386     $       623      $    144 (1)    $   (1,247) (2)  $    1,906
                                         ============   =============    ============    =============    ============

   Allowance for excess and
     slow moving inventories             $   15,090     $       508      $  1,125 (1)    $   -            $   16,723
                                         ============   =============    ============    =============    ============

   Reserve for restructuring             $       80     $     -          $  -            $      (80) (3)  $    -
                                         ============   =============    ============    =============    ============
----------------------------------------------------------------------------------------------------------------------

(1) Amounts represent foreign currency translation adjustments for the related account.
(2)  Amounts written off and reductions in reserve, less recoveries.
(3) Amount represents cash payments for restructuring severance obligations and credits to reduce the initial restructuring charge.