Form 10-Q
period 2006-03-31
TITANIUM METALS CORP
filed 2006-05-04
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28538


                           Titanium Metals Corporation
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                                 13-5630895
-------------------------------------------------- ----------------------------
(State or other jurisdiction of incorporation or          (IRS Employer
                  organization)                        Identification No.)



                 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240
------------------------------------------------------------------------------
                (Address of principal executive offices) (Zip Code)


     Registrant's telephone number, including area code:  (972) 233-1700
                                                      ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                        Yes         X     No
                                 -------        ---------


Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer__ Accelerated filer X  Non accelerated filer__.


Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act).
                        Yes                No        X
                                 --------        --------


Number of shares of common stock outstanding on May 1, 2006: 75,522,565

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in the Notes to Condensed Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can generally be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "could," "anticipates," "expects" or comparable terminology or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurance that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including risks and uncertainties in those portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission ("SEC") which include, but are not limited to, the cyclicality of the commercial aerospace industry, the performance of aerospace manufacturers and the Company under their long-term agreements, the existence or renewal of certain long-term agreements, the difficulty in forecasting demand for titanium products, global economic and political conditions, global productive capacity for titanium, changes in product pricing and costs, the impact of long-term contracts with vendors on the ability of the Company to reduce or increase supply, the possibility of labor disruptions, fluctuations in currency exchange rates, fluctuations in the market price of marketable securities, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product or new market development, the availability of raw materials and services, changes in raw material prices and other operating costs (including energy costs), possible disruption of business or increases in the cost of doing business resulting from terrorist activities or global conflicts, the potential for adjustment of the Company's deferred income tax asset valuation allowance and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

                           TITANIUM METALS CORPORATION

                                      INDEX


                                                                                                            Page
                                                                                                           Number
                                                                                                           ------
PART I.       FINANCIAL INFORMATION

         Item 1.    Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets - March 31, 2006 (unaudited)
                      and December 31, 2005                                                                   2

                    Condensed Consolidated Statements of Operations - Three months
                       ended March 31, 2006 and 2005 (unaudited)                                              4

                    Condensed Consolidated Statements of Comprehensive Income -
                      Three months ended March 31, 2006 and 2005 (unaudited)                                  5

                    Condensed Consolidated Statements of Cash Flows - Three months
                      ended March 31, 2006 and 2005 (unaudited)                                               6

                    Condensed Consolidated Statement of Changes in Stockholders'
                      Equity - Three months ended March 31, 2006 (unaudited)                                  8

                    Notes to Condensed Consolidated Financial Statements (unaudited)                          9

         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                    19

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk                               28

         Item 4.    Controls and Procedures                                                                  28

PART II.     OTHER INFORMATION

         Item 1.    Legal Proceedings                                                                        29

         Item 1A.   Risk Factors                                                                             29

         Item 6.    Exhibits                                                                                 29

                           TITANIUM METALS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                                 March 31,             December 31,
ASSETS                                                                             2006                    2005
                                                                            --------------------    --------------------
                                                                                 (unaudited)
Current assets:
   Cash and cash equivalents                                                $          11,943       $          17,605
   Restricted cash and cash equivalents                                                   146                     146
   Accounts and other receivables, less
     allowance of $1,678 and $1,983                                                   190,554                 142,902
   Inventories                                                                        400,637                 365,696
   Prepaid expenses and other                                                           4,457                   4,485
   Deferred income taxes                                                               11,945                  19,436
                                                                            --------------------    --------------------

       Total current assets                                                           619,682                 550,270

Marketable securities                                                                  46,066                  46,477
Investment in joint ventures                                                           28,607                  25,978
Property and equipment, net                                                           262,894                 252,990
Deferred income taxes                                                                   7,735                   8,009
Other                                                                                  24,901                  23,540
                                                                            --------------------    --------------------

         Total assets                                                       $         989,885       $         907,264
                                                                            ====================    ====================




     See accompanying Notes to Condensed Consolidated Financial Statements.
                                     - 2 -

                                                      TITANIUM METALS CORPORATION

                                           CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                 (In thousands, except per share data)

                                                                                 March 31,             December 31,
LIABILITIES, MINORITY INTEREST AND                                                  2006                   2005
                                                                             -------------------    --------------------
STOCKHOLDERS' EQUITY                                                             (unaudited)

Current liabilities:
   Accounts payable                                                          $          66,725      $          61,457
   Accrued liabilities                                                                  64,274                 75,698
   Customer advances                                                                    16,223                 15,577
   Income taxes payable                                                                 31,367                 13,151
   Other                                                                                 1,576                    967
                                                                             -------------------    --------------------

       Total current liabilities                                                       180,165                166,850

Long-term debt                                                                          48,791                 51,359
Accrued OPEB cost                                                                       15,728                 15,580
Accrued pension cost                                                                    59,139                 58,450
Accrued environmental cost                                                               1,518                  1,518
Deferred income taxes                                                                   24,868                 27,445
Debt payable to TIMET Capital Trust I                                                        -                  5,852
Other                                                                                    4,319                  4,519
                                                                             -------------------    --------------------

       Total liabilities                                                               334,528                331,573
                                                                             -------------------    --------------------

Minority interest                                                                       16,198                 13,523
                                                                             -------------------    --------------------

Stockholders' equity:
   Series A Preferred Stock, $.01 par value; $149,131
liquidation preference; 4,025 shares authorized,
2,446 and 2,983 shares issued and
     outstanding, respectively                                                         108,645                132,493
   Common stock, $.01 par value; 200,000 shares
authorized, 75,432 and 70,965 shares
     issued, respectively                                                                  754                    710
   Additional paid-in capital                                                          443,734                401,057
   Retained earnings                                                                   122,800                 66,179
   Accumulated other comprehensive loss                                                (36,774)               (38,271)
                                                                             -------------------    --------------------

         Total stockholders' equity                                                    639,159                562,168
                                                                             -------------------    --------------------

         Total liabilities, minority interest and
         stockholders' equity                                                $         989,885      $         907,264
                                                                             ===================    ====================

Commitments and contingencies (Note 13)




     See accompanying Notes to Condensed Consolidated Financial Statements.
                                     - 3 -

                                                      TITANIUM METALS CORPORATION

                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 (In thousands, except per share data)

                                                                                          Three months ended March 31,
                                                                                    ------------------------------------------
                                                                                           2006                   2005
                                                                                    --------------------    ------------------


Net sales                                                                           $       286,895         $       155,235
Cost of sales                                                                               178,575                 126,280
                                                                                    --------------------    ------------------

   Gross margin                                                                             108,320                  28,955

Selling, general, administrative and development expense                                     15,254                  12,360
Equity in earnings of joint ventures                                                          2,258                     801
Other income (expense), net                                                                    (200)                  1,985
                                                                                    --------------------    ------------------

  Operating income                                                                           95,124                  19,381

Interest expense                                                                                995                     674
Other non-operating income (expense), net                                                       290                     743
                                                                                    --------------------    ------------------

    Income before income taxes and minority interest                                         94,419                  19,450

Income tax expense (benefit)                                                                 33,255                 (22,879)
Minority interest in after-tax earnings                                                       2,318                     924
                                                                                    --------------------    ------------------

   Net income                                                                                58,846                  41,405

Dividends on Series A Preferred Stock                                                         2,074                   3,298
                                                                                    --------------------    ------------------

   Net income attributable to common stockholders                                   $        56,772         $        38,107
                                                                                    ====================    ==================

Earnings per share attributable to common stockholders:
   Basic                                                                            $         0.78          $         0.60
   Diluted                                                                          $         0.64          $         0.46

Weighted average shares outstanding:
   Basic                                                                                     73,034                  63,724
   Diluted                                                                                   91,939                  90,620






     See accompanying Notes to Condensed Consolidated Financial Statements.
                                     - 4 -

                                                      TITANIUM METALS CORPORATION

                                 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                            (In thousands)

                                                                                          Three months ended March 31,
                                                                                    ------------------------------------------
                                                                                           2006                   2005
                                                                                    --------------------    ------------------


Net income                                                                          $        58,846         $        41,405
                                                                                    --------------------    ------------------

Other comprehensive income:

   Currency translation adjustment, net of tax benefit of $59 and $0                          1,596                  (1,297)

   Unrealized losses on marketable securities, net of tax
     benefit of $0 and $95                                                                     (411)                   (177)

   TIMET's share of VALTIMET SAS's unrealized net
     gains on derivative financial instruments qualifying as
     cash flow hedges, net of tax expense of $188 and $0                                        312                     752
                                                                                    --------------------    ------------------

     Total other comprehensive (loss) income                                                  1,497                    (722)
                                                                                    --------------------    ------------------

   Comprehensive income                                                             $        60,343         $        40,683
                                                                                    ====================    ==================





     See accompanying Notes to Condensed Consolidated Financial Statements.
                                     - 5 -

                                                      TITANIUM METALS CORPORATION

                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            (In thousands)

                                                                                   Three months ended March 31,
                                                                              ----------------------------------------
                                                                                     2006                 2005
                                                                              -------------------   ------------------

Cash flows from operating activities:
   Net income                                                                 $       58,846        $       41,405
   Depreciation and amortization                                                       8,289                 7,933
   Noncash impairment of equipment                                                         -                 1,251
   Equity in earnings of joint ventures, net of distributions                         (1,177)                 (801)
   Deferred income taxes                                                               5,165               (25,023)
   Minority interest in after-tax earnings                                             2,318                   924
   Other, net                                                                             48                  (369)
   Change in assets and liabilities:
     Receivables                                                                     (47,526)              (13,525)
     Inventories                                                                     (33,148)              (23,557)
     Prepaid expenses and other                                                         (901)               (1,153)
     Accounts payable and accrued liabilities                                         (4,024)                5,572
     Customer advances                                                                   452                25,528
     Income taxes                                                                     24,139                 1,322
     Deferred revenue                                                                 (2,820)                1,277
     Accrued OPEB and pension costs                                                      148                   234
     Other, net                                                                         (378)                  589
                                                                              -------------------   ------------------
       Net cash provided by operating activities                                       9,431                21,607
                                                                              -------------------   ------------------

Cash flows from investing activities:
   Capital expenditures                                                              (16,886)              (11,143)
   Change in restricted cash, net                                                          -                   576
   Investment in joint venture                                                          (660)                    -
   Other                                                                                   -                    49
                                                                              -------------------   ------------------
       Net cash used by investing activities                                         (17,546)              (10,518)
                                                                              -------------------   ------------------

Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                                      188,490                59,000
     Repayments                                                                     (191,222)              (61,175)
   Dividends paid on Series A Preferred Stock                                         (2,225)               (3,298)
   Issuance of common stock                                                            7,905                     -
   Other, net                                                                           (702)                1,020
                                                                              -------------------   ------------------
       Net cash provided (used) by financing activities                                2,246                (4,453)
                                                                              -------------------   ------------------

       Net cash (used) provided by operating,
         investing and financing activities                                   $       (5,869)       $        6,636
                                                                              ===================   ==================


     See accompanying Notes to Condensed Consolidated Financial Statements.
                                     - 6 -

                                                      TITANIUM METALS CORPORATION

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

                                                            (In thousands)

                                                                                   Three months ended March 31,
                                                                              ----------------------------------------
                                                                                    2006                  2005
                                                                              ------------------    ------------------

Cash and cash equivalents:
   Net increase (decrease) from:
     Operating, investing and financing activities                            $       (5,869)       $        6,636
     Currency translation                                                                207                    17
                                                                              ------------------    ------------------
                                                                                      (5,662)                6,653
   Cash and cash equivalents at beginning of period                                   17,605                 7,194
                                                                              ------------------    ------------------

   Cash and cash equivalents at end of period                                 $       11,943        $       13,847
                                                                              ==================    ==================

Supplemental disclosures:
   Cash paid for:
     Interest                                                                 $          674        $          478
     Income taxes, net                                                        $        3,844        $          815

Noncash investing and financing activities:
   Capital lease obligations incurred when the Company
   entered into certain leases for new equipment                              $          456        $          -




      See accompanying Notes to Condensed Consolidated Financial Statements
                                      - 7 -

                                                      TITANIUM METALS CORPORATION

                            CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                   Three months ended March 31, 2006
                                                            (In thousands)


                                                                                               Accumulated
                                                              Series A    Additional              Other
                                         Common    Common    Preferred     Paid-in   Retained Comprehensive
                                         Shares    Stock       Stock       Capital   Earnings     Loss       Total
                                         ------    -----      -------     --------  --------    --------   --------

Balance at December 31, 2005             70,965     $710      $132,493    $401,057  $ 66,179   $(38,271)   $562,168
   Comprehensive income                       -       -           -           -       58,846      1,497      60,343
   Issuance of common stock                 584        6          -          7,899       -         -          7,905
   Conversion of Series A
    Preferred Stock and BUCS              3,883       38       (23,848)     29,481       -         -          5,671
   Tax benefit of stock options
exercised                                     -        -          -          5,297       -         -          5,297
   Dividends declared on Series A
Preferred Stock                               -        -          -           -       (2,225)      -         (2,225)
                                         ------     ----      --------   --------   --------   --------    --------

Balance at March 31, 2006                75,432     $754      $108,645   $443,734   $122,800   $(36,774)   $639,159
                                         ======     ====      ========   ========   ========   ========    ========



      See accompanying Notes to Condensed Consolidated Financial Statements
                                     - 8 -

                           TITANIUM METALS CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Organization and basis of presentation

     Titanium Metals Corporation ("TIMET") is a vertically integrated producer of titanium sponge, melted products and a variety of mill products for aerospace, industrial, military and other applications. The accompanying Condensed Consolidated Financial Statements include the accounts of TIMET and its majority owned subsidiaries (collectively, the "Company"), except the TIMET Capital Trust I (the "Capital Trust"), previously a wholly-owned finance subsidiary that was dissolved in the first quarter of 2006. All material intercompany transactions and balances with consolidated subsidiaries have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. The Condensed Consolidated Balance Sheet at March 31, 2006 and the Condensed Consolidated Statements of Operations, Comprehensive Income (Loss), Changes in Stockholders' Equity and Cash Flows for the interim periods ended March 31, 2006 and 2005, as applicable, have been prepared by the Company without audit in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company's first three fiscal quarters reported are the approximate 13-week periods ending on the Saturday generally nearest to March 31, June 30 and September 30. The Company's fourth fiscal quarter and fiscal year always end on December 31. For presentation purposes, the Company's Condensed Consolidated Financial Statements and notes thereto have been presented as ending on March 31, June 30, September 30 and December 31, as applicable. The Company's Condensed Consolidated Balance Sheet as of December 31, 2005 has been derived from the Company's audited financial statements at that date, but does not include all disclosures required by GAAP, as permitted by regulations of the SEC. Accordingly, the accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated
Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 Annual Report").

     At March 31, 2006, Valhi, Inc. and subsidiaries ("Valhi") held 37.1% of TIMET's outstanding common stock and 0.6% of the Company's 6.75% Series A Convertible Preferred Stock (the "Series A Preferred Stock"). At March 31, 2006, Contran Corporation ("Contran") held, directly or through subsidiaries, 92% of Valhi's outstanding common stock. At March 31, 2006, the Combined Master Retirement Trust ("CMRT"), a trust sponsored by Contran to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Contran and certain related companies, held 10.2% of the Company's common stock. TIMET's U.S. pension plans invest in the portion of the CMRT that does not hold TIMET common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT. At March 31, 2006, Mr. Simmons directly owned 2.6% of TIMET's outstanding common stock and Mr. Simmons' spouse owned 65.4% of the Company's outstanding Series A Preferred Stock and a nominal number of shares of the Company's common stock. Consequently, Mr. Simmons may be deemed to control each of Contran, Valhi and TIMET. Subsequent to March 31, 2006 and through May 1, 2006, Mr. Simmons purchased an additional 50,000 shares of TIMET common stock in open market transactions.

     The Company completed a two-for-one split of its common stock effective after the close of trading on February 16, 2006. All share and per share disclosures for all periods presented have been adjusted to give effect to this February 2006 stock split. On April 20, 2006, the Company announced an additional two-for-one split of its common stock, which will be become effective after the close of trading on May 15, 2006. Because the effective date of the May 15, 2006 split is after the date of issuance of these Condensed Consolidated Financial Statements, the share and per share disclosures contained in this Quarterly Report have not been adjusted for the effects of this May 15, 2006 split. See Note 14 for pro-forma earnings per share amounts that give effect to the May 15, 2006 stock split.

     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which replaced SFAS No. 123 and superseded APB No. 25. SFAS No. 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS No. 123R, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to any new awards granted on or after January 1, 2006, and to all awards existing as of December 31, 2005 which are subsequently modified, repurchased or cancelled. Additionally, as of January 1, 2006, the Company would be required to recognize compensation cost previously measured under SFAS No. 123 for the portion of any non-vested award existing as of December 31, 2005 over the remaining vesting period. The Company's adoption of SFAS No. 123R as of January 1, 2006 did not have a material effect on the Company's financial position or results of operations, as all of TIMET's outstanding options were fully vested as of such date. If the Company were to grant a significant number of options or modify, repurchase or cancel existing options in the future, the Company could recognize material amounts of compensation cost related to such options in its condensed consolidated financial statements. If the Company had accounted for its stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of SFAS No. 123 for all awards granted subsequent to January 1, 1995, there would have been no material effect on the Company's reported net income, and related per share amounts, in the first quarter of 2005.

     Also upon adoption of SFAS No. 123R, the cash income tax benefit resulting from the exercise of stock options in excess of the cumulative income tax benefit related to such options previously recognized for GAAP financial reporting purposes in the Company's condensed consolidated statements of income, if any, will be reflected as a cash inflow from financing activities in the Company's condensed consolidated statements of cash flows, and the Company's cash flows from operating activities will reflect the effect of cash paid for income taxes exclusive of such cash income tax benefit. The aggregate amount of such income tax benefits recognized as a component of other net cash flows from financing activities was less than $0.1 million in the first quarter of 2006.

     SFAS No. 123R also requires certain expanded disclosures regarding the Company's stock options, and such expanded disclosures were provided in the 2005 Annual Report.

Note 2 - Inventories

                                                                               March 31,              December 31,
                                                                                  2006                    2005
                                                                          ---------------------    -------------------
                                                                                        (In thousands)

Raw materials                                                             $         102,986        $        89,956
Work-in-process                                                                     195,722                169,856
Finished products                                                                    65,556                 73,395
Inventory consigned to customers                                                     20,129                 20,000
Supplies                                                                             16,244                 12,489
                                                                          ---------------------    -------------------

                                                                          $         400,637        $       365,696
                                                                          =====================    ===================

     On January 1, 2006, the Company adopted SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The Company's adoption of SFAS No. 151 did not have a material impact on its consolidated financial position or results of operations as the Company's existing production cost accounting already conforms to the requirements of SFAS No. 151.

Note 3 - Marketable securities

     The following table summarizes the Company's marketable securities as of March 31, 2006 and December 31, 2005:

                                                             March 31, 2006                   December 31, 2005
                                                      -----------------------------    --------------------------------
                                                                        Market                              Market
              Marketable security                       Shares           value            Shares             value
------------------------------------------------      ------------    -------------    --------------    --------------
                                                                              ($ in thousands)

    CompX International, Inc. ("CompX") (1)             2,696,420     $     43,547       2,696,420       $    43,197
    NL Industries, Inc. ("NL")                            222,100            2,361         222,100             3,129
    Kronos Worldwide, Inc. ("Kronos")                       5,203              158           5,203               151
                                                                      -------------                      --------------

                                                                      $     46,066                       $    46,477
                                                                      =============                      ==============

-----------------------------------------------------------------------------------------------------------------------
 (1) The Company directly held 483,600 shares of CompX as of March 31, 2006 and December 31, 2005.  The remaining
     2,212,820 shares are held by CompX Group Inc. ("CGI").

                                     - 11 -

     As of March 31, 2006 and December 31, 2005, the Company's aggregate cost basis of its marketable securities was $36.9 million. For the three months ended March 31, 2006 and 2005, the Company recognized $0.4 million and $0.2 million (net of taxes) of unrealized losses in stockholders' equity, as a component of other comprehensive income (loss).

     During the first quarter of 2006, CompX, NL and Kronos each paid cash dividends on their common stock. During the first quarter of 2005, CompX and Kronos paid cash dividends on its common stock and NL paid dividends on its common stock in the form of shares of Kronos common stock.

Note 4 - Property and equipment

                                                                              March 31, 2006        December 31, 2005
                                                                            --------------------    ------------------
                                                                                         (In thousands)

Land and improvements                                                       $           8,933       $         8,922
Buildings and improvements                                                             36,853                37,259
Information technology systems                                                         63,034                61,175
Manufacturing equipment and other                                                     355,287               348,080
Construction in progress                                                               39,356                31,488
                                                                            --------------------    ------------------
                                                                                      503,463               486,924
Less accumulated depreciation                                                         240,569               233,934
                                                                            --------------------    ------------------

                                                                            $         262,894       $       252,990
                                                                            ====================    ==================

Note 5 - Other noncurrent assets

                                                                                 March 31,            December 31,
                                                                                   2006                   2005
                                                                            --------------------    ------------------
                                                                                         (In thousands)

Prepaid pension cost                                                        $          23,563       $        22,337
Deferred financing costs                                                                  716                   177
Investment in common securities of the Capital Trust                                        -                   180
Intangible assets, net                                                                    464                   683
Other                                                                                     158                   163
                                                                            --------------------    ------------------

                                                                            $          24,901       $        23,540
                                                                            ====================    ==================

     During the first quarter of 2006, the Company incurred $0.7 million of deferred financing costs related to a new U.S. credit agreement (see Note 7). Such financing costs are being amortized over the five-year term of the credit agreement. See Note 8 with regard to the investment in common securities of the Capital Trust.

Note 6 - Accrued liabilities

                                                                                March 31,             December 31,
                                                                                   2006                   2005
                                                                           ---------------------    ------------------
                                                                                         (In thousands)

OPEB cost                                                                  $           2,761        $         2,181
Pension cost                                                                           5,416                  5,353
Payroll and vacation                                                                   4,604                  6,227
Incentive compensation                                                                 8,897                 20,091
Other employee benefits                                                               10,909                  9,938
Deferred revenue                                                                      11,708                 14,525
Environmental costs                                                                    1,463                  1,718
Taxes, other than income                                                               7,817                  5,318
Other                                                                                 10,699                 10,347
                                                                           ---------------------    ------------------

                                                                           $          64,274        $        75,698
                                                                           =====================    ==================

Note 7 - Bank debt

     On February 17, 2006, the Company entered into a new $175 million long-term credit agreement, replacing its previous U.S credit agreement, which was terminated on that date. As of March 31, 2006, the Company had outstanding borrowings of $40.3 million under its U.S. credit agreement and $8.5 million under its U.K. credit facilities. As of March 31, 2006, the weighted average interest rate on borrowings outstanding under the Company's U.S. credit agreement and the Company's U.K. credit facilities was 5.9% and 5.6%, respectively. Aggregate unused borrowing availability under the Company's U.S. and European credit facilities was approximately $176 million as of March 31, 2006.

Note 8 - Capital Trust

     On March 3, 2006, the Company called all of its outstanding 6.625% mandatorily redeemable convertible preferred securities, beneficial unsecured convertible securities ("BUCS") for redemption. The redemption price equaled 100.6625% of the $50.00 liquidation amount per BUCS, or $50.3313, plus accrued distributions to the March 24, 2006 redemption date of the BUCS of $0.2116 per BUCS. Subsequent to March 3, 2006 and through March 20, 2006, 113,400 of the 113,467 outstanding BUCS were converted into 303,678 shares of TIMET common stock. On March 24, 2006, the Company redeemed the remaining 67 BUCS for cash. Subsequently, the Capital Trust was dissolved and, accordingly, the Company's investment in the common securities of the Capital Trust as of March 31, 2006 is zero.

Note 9 - Stockholders' equity

     During the first quarter of 2006, certain holders of the Company's Series A Preferred Stock converted an aggregate of 536,890 shares of the Series A
Preferred Stock into 3,579,258 shares of TIMET's common stock. As of March 31, 2006, 2,445,723 shares of Series A Preferred Stock remain outstanding. Subsequent to March 31, 2006 and through May 1, 2006, an additional 2,014 shares of Series A Preferred Stock were converted into 13,425 shares of TIMET common stock.

Note 10 - Other income (expense)

                                                                                  Three months ended March 31,
                                                                                   2006                  2005
                                                                             ------------------    ------------------
                                                                                         (In thousands)
Other operating income (expense):
   Settlement of customer claim                                              $        -            $         1,800
   Other, net                                                                           (200)                  185
                                                                             ------------------    ------------------

                                                                             $          (200)      $         1,985
                                                                             ==================    ==================

Other non-operating income (expense):
   Dividends and interest                                                    $           744       $           487
   Equity in earnings of common
      securities of the Capital Trust                                                      2                   103
   Foreign exchange (loss) gain, net                                                    (391)                  260
   Other, net                                                                            (65)                 (107)
                                                                             ------------------    ------------------

                                                                             $           290       $           743
                                                                             ==================    ==================

Note 11 - Income taxes

                                                                                   Three months ended March 31,
                                                                             -----------------------------------------
                                                                                   2006                   2005
                                                                             ------------------    -------------------
                                                                                          (In thousands)

Expected income tax expense (benefit), at 35%                                $        33,046       $          6,808
Non-U.S. tax rates                                                                      (771)                 (315)
Incremental tax on earnings of non-U.S. group affiliates                                  66                     -
U.S. state income taxes, net                                                           1,658                   315
Dividends received deduction                                                            (116)                 (107)
Nontaxable income                                                                        (98)                  (53)
Adjustment of deferred income tax asset
  valuation allowance                                                                      -               (29,896)
Domestic manufacturing credit                                                           (556)                    -
Other, net                                                                                26                   369
                                                                             ------------------    -------------------

                                                                             $        33,255       $       (22,879)
                                                                             ==================    ===================

     As of March 31, 2006, the Company had, for U.S. federal income tax purposes, a capital loss carryforward of $73 million that expires in 2008. The Company has recognized a deferred income tax asset valuation allowance for the majority of such capital loss carryforward.

     In October 2004, The American Jobs Creation Act of 2004 was enacted into law. The new law provides for a special deduction from U.S. taxable income equal to a specified percentage of a U.S. company's qualified income from domestic manufacturing activities (as defined). Due to the utilization of existing net operating losses ("NOLs"), the Company's provision for income taxes for the first quarter of 2006 includes a tax benefit of $0.6 million related to such special deduction and no tax benefit on the Company's income tax provision during the first quarter of 2005.

Note 12 - Employee benefits

     Defined benefit pension plans. The components of the net periodic pension expense are set forth below:

                                                                                   Three months ended March 31,
                                                                             -----------------------------------------
                                                                                   2006                   2005
                                                                             ------------------    -------------------
                                                                                          (In thousands)

Service cost                                                                 $         1,097       $           957
Interest cost                                                                          3,368                 3,490
Expected return on plan assets                                                        (4,484)               (3,791)
Amortization of net losses                                                               788                 1,225
Amortization of unrecognized prior service cost                                          139                   139
                                                                             ------------------    -------------------

  Net periodic pension expense                                               $           908       $         2,020
                                                                             ==================    ===================

     Through March 31, 2006, the Company has made $2.0 million of cash contributions to its U.K. defined benefit pension plan in 2006, and the Company currently expects to make additional cash contributions of approximately $6.2 million to its U.K. defined benefit pension plan and $0.4 million to its U.S. defined benefit pension plan during the remainder of 2006.

     Postretirement benefits other than pensions. The components of net periodic OPEB expense are set forth below:

                                                                                   Three months ended March 31,
                                                                             -----------------------------------------
                                                                                   2006                   2005
                                                                             ------------------    -------------------
                                                                                          (In thousands)

Service cost                                                                 $           175       $           171
Interest cost                                                                            409                   467
Amortization of unrecognized prior service cost                                         (116)                 (116)
Amortization of net losses                                                               233                   324
                                                                             ------------------    -------------------

  Net periodic OPEB expense                                                  $           701       $           846
                                                                             ==================    ===================

Note 13 - Commitments and contingencies

     Environmental matters. The Company is continuing assessment work with respect to its active plant site in Henderson, Nevada. The Company currently has $2.3 million accrued based on the undiscounted cost estimates of the probable costs for remediation of this site related to specific future remediation costs. The Company expects these accrued expenses to be paid over a period of up to thirty years.

     At March 31, 2006, the Company had accrued an aggregate of approximately $3.0 million for environmental matters, including those discussed above. The upper end of the range of reasonably possible costs to remediate these matters is approximately $5.2 million. The Company records liabilities related to environmental remediation obligations when estimated future costs are probable and reasonably estimable. Such accruals are evaluated and adjusted as further information becomes available or circumstances change. Estimated future costs are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in costs in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

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

     Other. The Company has entered into letters of credit to collateralize (i) potential workers' compensation claims in Ohio and Nevada and (ii) future usage of electricity in Nevada. As of March 31, 2006, the outstanding amounts for such letters of credit, which reduce the Company's excess availability under its U.S. credit agreement, were $2.0 million and $2.1 million, respectively. Additionally, the Company has entered into a letter of credit to collateralize various business obligations, which has reduced the Company's excess availability under its other European credit facilities by approximately $2.7 million.

     The Company is involved in various employment, environmental, contractual, product liability and other claims, disputes and litigation incidental to its business including those discussed above. In several instances, the Company believes it has insurance coverage to eliminate any risk of loss (other than standard deductibles, which generally are less than $1 million). The Company currently believes that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position, liquidity or overall trends in results of operations. However, all such matters are subject to inherent uncertainties, and were an unfavorable outcome to occur with respect to several of these matters in a given period, it is possible that it could have a material adverse impact on the results of operations or cash flows in that particular period. In cases where these employment, environmental, contractual, product liability, general liability and other claims, disputes and litigation involve matters that the Company has concluded the risk of loss is not probable, but is more than remote, the Company believes the range of loss, to the extent the Company is able to reasonably estimate a range of loss, would be limited at the high end to the Company's standard insurance deductibles.

     See the 2005 Annual Report for additional information concerning certain legal and environmental matters, commitments and contingencies.

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


                                                                                 Three months ended March 31,
                                                                            ----------------------------------------
                                                                                  2006                  2005
                                                                            ------------------    ------------------
                                                                                        (In thousands)
Numerator:
  Net income attributable to common stockholders                            $        56,772       $        38,107
  Interest expense on BUCS (net of tax)                                                  53                    97
  Dividends on Series A Preferred Stock                                               2,074                 3,298
                                                                            ------------------    ------------------

  Diluted net income attributable to common stockholders                    $        58,899       $        41,502
                                                                            ==================    ==================

Denominator:
  Average common shares outstanding                                                  73,034                63,724
  Average dilutive stock options and restricted stock                                   403                   528
  BUCS                                                                                  270                   308
  Series A Preferred Stock                                                           18,232                26,060
                                                                            ------------------    ------------------

  Diluted shares                                                                     91,939                90,620
                                                                            ==================    ==================

     Stock options to purchase 1,012,160 shares during the three months ended March 31, 2005 were excluded from the calculation of diluted earnings per share because the exercise price for such options was greater than the average market price of the common shares and such options were therefore antidilutive during the respective period. As of March 31, 2006, net income attributable to common stockholders included $0.7 million ($0.28 per outstanding share) of undeclared dividends on the Company's Series A Preferred Stock.

     The table below provides pro-forma earnings per share information to reflect the effects of the Company's two-for-one stock split, which will become effective after the close of business on May 15, 2006:

                                                                                   Pro forma - three months
                                                                                        ended March 31,
                                                                            ----------------------------------------
                                                                                   2006                  2005
                                                                            ------------------    ------------------
Earnings per share attributable to common stockholders:
   Basic                                                                    $         0.39        $         0.30
   Diluted                                                                  $         0.32        $         0.23

Weighted average shares outstanding (in thousands):
   Basic                                                                           146,068               127,448
   Diluted                                                                         183,878               181,240

Note 15 - Business segment information

     The Company's production facilities are located in the U.S., U.K., France and Italy, and its products are sold throughout the world. The Company's Chief Executive Officer is the Company's chief operating decision maker ("CODM") as that term is defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The CODM receives financial information about TIMET from which he makes decisions concerning resource utilization and performance analysis only on a global, consolidated basis. Based upon this level of decision-making, the Company currently has one segment, its worldwide
"Titanium melted and mill products" segment. Sales, gross margin, operating income, inventory and receivables are the key management measures used to evaluate segment performance. The following table provides segment information supplemental to the Company's Condensed Consolidated Financial Statements:

                                                                                Three months ended March 31,
                                                                         -------------------------------------------
                                                                                2006                   2005
                                                                         -------------------    --------------------
                                                                          ($ in thousands, except product shipment
                                                                                           data)
Titanium melted and mill products:
   Melted product net sales                                              $        47,231        $        22,074
   Mill product net sales                                                        205,065                113,925
   Other product sales                                                            34,599                 19,236
                                                                         -------------------    --------------------

                                                                         $       286,895        $       155,235
                                                                         ===================    ====================

Melted product shipments:
   Volume (metric tons)                                                            1,460                  1,415
   Average selling price ($ per kilogram)                                $         32.35         $        15.60

Mill product shipments:
   Volume (metric tons)                                                            3,675                  3,100
   Average selling price ($ per kilogram)                                $         55.80         $        36.75

Note 16 - Accounting principles not yet adopted

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Summarized financial information. The following table summarizes certain information regarding the Company's results of operations for the three months ended March 31, 2006 and 2005. Average selling prices, as reported by the Company, are a reflection of not just actual selling prices received by the Company, but also include other related factors such as currency exchange rates and customer and product mix during a given period. Consequently, changes in average selling prices from period to period will be impacted by changes occurring not just in actual prices, but by these other factors as well. The percentage change information presented below represents changes from the respective prior year period. See "Results of Operations - Outlook" for further discussion of the Company's business expectations for the remainder of 2006.

                                                                              Three months ended March 31,
                                                                        ------------------------------------------
                                                                               2006                   2005
                                                                        --------------------    ------------------
                                                                         ($ in thousands, except product shipment
                                                                                           data)
Net sales:
   Melted products                                                      $        47,231         $        22,074
   Mill products                                                                205,065                 113,925
   Other products                                                                34,599                  19,236
                                                                        --------------------    ------------------

Net sales                                                               $       286,895         $       155,235

Gross margin                                                            $       108,320         $        28,955

Gross margin percent of net sales                                                    38%                     19%

Melted product shipments:
   Volume (metric tons)
                                                                                  1,460                   1,415
   Average selling price ($ per kilogram)                               $         32.35         $         15.60

Mill product shipments:
   Volume (metric tons)
                                                                                  3,675                   3,100
   Average selling price ($ per kilogram)                               $         55.80         $         36.75

Percentage change in:
   Sales volume:
     Melted products                                                                 +3                       -
     Mill products                                                                  +19                      +6

   Average selling prices:
       Melted products                                                             +107                     +27
       Mill products                                                                +52                     +19

   Selling prices - excludes changes in product mix:
       Melted products                                                             +108                     +17
       Mill products in U.S. dollars                                                +42                     +15
       Mill products in billing currencies (1)                                      +44                     +13

---------------------------------------------------------------------------------------------------------------
(1) Excludes the effect of changes in foreign currencies.

     First quarter of 2006 compared to first quarter of 2005. Melted product sales increased 114% and mill product sales increased 80% during the first quarter of 2006 compared to the year ago period, primarily due to significant increases in average selling prices for both melted and mill products. Average selling prices use actual customer and product mix and foreign currency exchange rates prevailing during the respective periods. The Company's melted products are generally sold only in U.S. dollars. Average selling prices for both melted and mill products were positively affected by current market conditions and changes in customer and product mix. Mill product average selling prices were negatively affected by the strengthening of the U.S. dollar compared to both the British pound sterling and the euro.

     In addition to average selling price increases, the first quarter of 2006 was positively impacted by increases in mill product sales volume and melted product sales volume as compared to the year-ago period, driven by increased demand across all market sectors.

     Gross margin increased during the first quarter of 2006 compared to the year ago period primarily due to increased selling prices and improved plant operating rates (from 80% in the first quarter of 2005 to 88% in the first quarter of 2006), offset in part by higher costs for raw materials and energy. Gross margin during the 2006 period includes an additional $7.1 million resulting primarily from the sale of other non-mill products as compared to the 2005 period. In addition, gross margin during the 2005 period was negatively affected by a $1.2 million noncash impairment charge related to the Company's abandonment of certain manufacturing equipment.

     Selling, general, administrative and development expenses increased from $12.4 million during the first quarter of 2005 to $15.3 million during the first quarter of 2006, principally as a result of increased personnel and travel costs.

     The Company recognized equity in earnings of joint ventures of $2.3 million during the first quarter of 2006, compared to $0.8 million during the first quarter of 2005. This change was principally due to an increase in the operating results of VALTIMET, the Company's minority-owned welded tube joint venture, as VALTIMET has benefited from both stronger demand and increased pricing in the industrial tubing market.

     Net other income (expense) decreased during the first quarter of 2006 compared to the year ago period, primarily related to the settlement of a one-time $1.8 million customer claim recognized during the first quarter of 2005.

         Non-operating income (expense).

                                                                                Three months ended March 31,
                                                                           ---------------------------------------
                                                                                 2006                  2005
                                                                           ------------------    -----------------
                                                                                        (In thousands)

Interest expense on debt payable to the Capital Trust                      $          (240)      $          (199)
Interest expense on bank debt and capital leases                                      (755)                 (475)
                                                                           ------------------    -----------------

                                                                           $          (995)      $          (674)
                                                                           ==================    =================

Dividend and interest income                                               $           744       $           487
Equity in earnings of common securities of the Capital Trust                             2                   103
Foreign exchange gains                                                                (391)                  260
Other, net                                                                             (65)                 (107)
                                                                           ------------------    -----------------

                                                                           $           290       $           743
                                                                           ==================    =================

     Interest expense on bank debt and capital leases was higher in the 2006 period due to higher average outstanding debt levels as well as higher average interest rates, as compared to the 2005 period. Dividends and interest income consists of dividends received on the Company's investments in marketable securities and interest income earned on cash and cash equivalents.

     Income taxes. The Company operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income or loss can impact the Company's overall effective tax rate. For the three months ended March 31, 2006, the Company's income tax rate did not vary significantly from the U.S. statutory rate. For the three months ended March 31, 2005, the Company's income tax rate varied from the U.S. statutory rate primarily due to changes in the deferred income tax valuation allowance related to the Company's tax attributes with respect to the "more-likely-than-not" recognition criteria during those periods. See Note 11 to the Condensed Consolidated Financial Statements and the 2005 Annual Report.

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law provides for a special deduction from U.S. taxable income equal to a specified percentage of a U.S. company's qualified income from domestic manufacturing activities (as defined). Due to the utilization of existing NOLs, the Company's provision for income taxes for the first quarter of 2006 includes a tax benefit of $0.6 million related to such special deduction and no tax benefit on the Company's income tax provision during the first quarter of 2005.

     Dividends on Series A Preferred Stock. Shares of the Company's Series A Preferred Stock are convertible, at any time, at the option of the holder thereof, into six and two-thirds shares of the Company's common stock, subject to adjustment in certain events. The Series A Preferred Stock is not mandatorily redeemable, but is redeemable at the option of the Company under certain circumstances. When, as and if declared by the Company's board of directors, holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends at the rate of 6.75% of the $50 per share liquidation preference per annum per share (equivalent to $3.375 per annum per share). The Company paid dividends of $2.2 million and $3.3 million to holders of the Series A Preferred Stock during the three months ended March 31, 2006 and 2005, respectively.

     European operations. The Company has substantial operations located in Europe, principally the U.K., France and Italy. Approximately 33% of the Company's sales originated in Europe for the three months ended March 31, 2006, of which approximately 52% were denominated in the British pound sterling or the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for the Company's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of the Company's European subsidiaries are those of their respective countries, and the European subsidiaries are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of the Company's European operations may be in U.S. dollars or in functional currencies. The Company's export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations.

     The Company does not use currency contracts to hedge its currency exposures. Net currency transaction gains/losses included in the Company's results of operations were a loss of $0.4 million during the three months ended March 31, 2006 and a gain of $0.3 million during the three months ended March 31, 2005. At March 31, 2006, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $41.8 million and $32.6 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable and accounts payable.

     VALTIMET has entered into certain derivative financial instruments that qualify as cash flow hedges. The Company's pro-rata share of VALTIMET's unrealized net gains on such derivative financial instruments is included as a component of other comprehensive income.

     Outlook.  The  "Outlook"  section  contains  a  number  of  forward-looking statements,  all  of  which  are  based,  unless  otherwise  noted,  on  current expectations and exclude the effect of potential future charges related to restructurings, asset impairments, valuation allowances, changes in accounting principles and similar items. Undue reliance should not be placed on these statements, as more fully discussed in the "Forward-Looking Information" statement of this Quarterly Report. Actual results may differ materially. See also Notes to the Condensed Consolidated Financial Statements regarding commitments, contingencies, legal matters, environmental matters and other matters, including new accounting principles, which could materially affect the Company's future business, results of operations, financial position and liquidity.

     The Company's backlog at the end of March 2006 was $925 million, a $55 million (6%) increase over the $870 million backlog at the end of December 2005 and a $435 million (89%) increase over the $490 million backlog at the end of March 2005.

     The Company currently expects its full year 2006 sales revenue to range from $1.1 billion to $1.2 billion, a $100 million increase from the prior forecast, primarily due to higher average selling prices.

     The Company's cost of sales is affected by a number of factors including customer and product mix, material yields, plant operating rates, raw material costs, labor and energy costs. Raw material costs, which include sponge, scrap and alloys, represent the largest portion of the Company's manufacturing cost structure, and the Company currently expects it will continue to experience increases in raw material costs during 2006.

     The Company now expects operating income for 2006 to increase $40 million from previous guidance to between $297 million and $322 million, primarily related to the effects of the higher average selling prices, offset in part by higher raw material costs.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash flows for the three months ended March 31, 2006 and 2005 are presented below. The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto.

                                                                               Three months ended March 31,
                                                                        --------------------------------------------
                                                                               2006                    2005
                                                                        --------------------    --------------------
                                                                                      (In thousands)
Cash (used) provided by:
   Operating activities                                                 $           9,431       $          21,607
   Investing activities                                                           (17,546)                (10,518)
   Financing activities                                                             2,246                  (4,453)
                                                                        --------------------    --------------------

   Net cash (used) provided by operating,
     investing and financing activities                                 $          (5,869)      $           6,636
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

     Net income was $58.8 million for the three months ended March 31, 2006, compared to $41.4 million for the three months ended March 31, 2005.

     Accounts receivable increased during the first three months of 2006 and 2005 primarily as a result of increased sales. Inventories increased during the first three months of 2006 and 2005 as a result of the effects of increased raw material costs, as well as increased capacity utilization and related inventory build in order to meet expected customer demand.

     Changes in accounts payable and accrued liabilities reflect, among other things, the timing of payments to suppliers of titanium sponge, titanium scrap and other raw material purchases. Additionally, accrued liabilities decreased during the first three months of 2006 in part to the Company's payment of previously accrued incentive compensation payments related to services its employees performed during 2005. Accrued liabilities increased during the first three months of 2005 in part due to a $1.6 million increase in the Company's accrual for incentive compensation payments, which were paid during the second quarter of 2005.

     The increase in customer advances during the first three months of 2005 primarily reflects the Company's receipt of a $27.9 million advance from The Boeing Company ("Boeing") in January 2005, partially offset by the application of customer purchases. Under the Company's previous long-term agreement ("LTA") with Boeing, the Company received an annual $28.5 million (less $3.80 per pound of titanium product sold to Boeing subcontractors in the preceding year) customer advance from Boeing in January of each year related to Boeing purchases from TIMET for that year. Effective July 1, 2005, the Company entered into a new LTA with Boeing, pursuant to which, beginning in 2006, the take-or-pay provisions under the previous LTA were replaced with an annual makeup payment early in the following year in the event Boeing purchases less than its annual commitment in any year. Accordingly, there was no customer advance required to be paid by Boeing in January 2006.

     The Company utilized the remainder of its U.S. net operating loss carryforward during the first quarter of 2006, which loss carryforward only partially offset the first quarter U.S. current tax provision. As a result, the Company's provision for income taxes includes a provision for current income taxes of approximately $28.1 million (including a provision for U.S. taxes of approximately $19.3 million). The Company also recognized a current income tax benefit in the first quarter of 2006 of $5.3 million related to the tax benefit from the exercise of stock options. Such income tax benefit is recognized as a direct increase in additional paid-in capital, in accordance with GAAP. The Company made cash payments for income taxes of $3.8 million in the first quarter of 2006. As a result, the Company's net income taxes payable increased from $12.2 million at December 31, 2005 to $31.4 million at March 31, 2006. Because the Company fully utilized its U.S. net operating loss carryforward during the first quarter of 2006 and the first quarter payments do not include US estimated payments for 2006, the Company expects its cash paid for income taxes during the remainder of 2006 will be significantly higher than the $3.8 million paid during the first quarter of the year. See also "Results of Operations - Income taxes" for further discussion of income taxes.

     Investing activities. The Company's capital expenditures were $16.9 million for the three months ended March 31, 2006, compared to $11.1 million for the comparable period in 2005, principally for replacement of machinery and equipment and for capacity maintenance. The 2006 amount includes $6.3 million related to the Company's sponge plant expansion in Henderson, Nevada and $1.1 million related to the Company's new electron beam cold hearth melt furnace at its facility in Morgantown, Pennsylvania. The 2005 amount includes $6.6 million related to construction in progress on the Company's water conservation facility in Henderson, Nevada.

     Financing activities. Cash provided during the three months ended March 31, 2006 related primarily to $7.9 million of proceeds from the issuance of common stock upon exercise of options, partially offset by the Company's net debt repayments of $2.7 million and $2.2 million of dividends paid on the Company's Series A Preferred Stock. Cash used during the three months ended March 31, 2005 related primarily to the Company's net debt repayments of $2.2 million and the payment of $3.3 million of dividends on the Company's Series A Preferred Stock. Additionally, the Company received $1.0 million of cash from the issuance of common stock related to the exercise of certain employee stock options during the 2005 period.

     During the first quarter of 2006, 113,400 of the Company's BUCS that were outstanding at December 31, 2005 were converted into an aggregate of 303,678 shares of the Company's common stock, and 536,890 shares of the Company's Series A Preferred Stock were converted into an aggregate of 3,579,258 shares of the Company's common stock. In addition, 67 BUCS were redeemed for cash by the Company for an aggregate cost of $3 thousand. Other than such redemption of the BUCS, there was no cash impact to these transactions. See Notes 8 and 9 to the Condensed Consolidated Financial Statements.

     Borrowing arrangements. On February 17, 2006, the Company entered into a new $175 million long-term credit agreement, replacing its previous U.S credit agreement, which was terminated on that date. The U.S. credit agreement is secured primarily by the Company's U.S. accounts receivable, inventory, personal property, intangible assets, a pledge of 65% of TIMET UK's common stock and a negative pledge on U.S. fixed assets, and matures in February 2011. Borrowings under the U.S. credit agreement accrue interest at the U.S. prime rate or varying LIBOR-based rates based on a quarterly ratio of outstanding debt to EBITDA as defined by the agreement. The U.S. credit agreement also provides for the issuance of up to $10 million of letters of credit.

     The new U.S. credit agreement contains certain restrictive covenants that, among other things, limit or restrict the ability of the Company to incur debt, incur liens, make investments, make capital expenditures or pay dividends. The new U.S. credit agreement also requires compliance with certain financial covenants, including a minimum tangible net worth covenant, a fixed charge coverage ratio and a leverage ratio, and contains other covenants customary in lending transactions of this type including cross-default provisions with respect to other debt and obligations of the Company. Borrowings under the new U.S. credit agreement are limited to the lesser of $175 million or a formula-determined amount based upon U.S. accounts receivable, inventory and fixed assets (subject to pledging fixed assets). Such formula-determined amount only applies if borrowings exceed 60% of the commitment amount or the leverage ratio exceeds a certain limitation. The Company was in compliance with all such covenants during the quarter ended March 31, 2006.

     Under the Company's U.K. facility, TIMET UK may borrow up to (pound)22.5 million, subject to a formula-determined borrowing base derived from the value of accounts receivable, inventory and property, plant and equipment. Borrowings under the U.K. facility can be in various currencies, including U.S. dollars, British pounds sterling and euros and are collateralized by substantially all of TIMET UK's assets. Interest on outstanding borrowings generally accrues at rates that vary from 1.125% to 1.375% above the lender's published base rate. The U.K. facility also contains financial ratios and covenants customary in lending transactions of this type, including a minimum net worth covenant. TIMET UK was in compliance with all covenants during the quarter ended March 31, 2006.

     As of March 31, 2006, the Company had outstanding borrowings of $40.3 million under its U.S. credit agreement and $8.5 million under its U.K. credit facilities. As of March 31, 2006, the weighted average interest rate on borrowings outstanding under the Company's U.S. credit agreement and the Company's U.K. credit facilities was 5.9% and 5.6%, respectively. Aggregate unused borrowing availability under the Company's U.S. and U.K. credit facilities was approximately $161 million as of March 31, 2006.

     The Company also has overdraft and other credit facilities at certain of its other European subsidiaries, with aggregate unused borrowing availability of $15 million at March 31, 2006. At March 31, 2006, approximately $2.7 million of letters of credit had been issued under these facilities and there were no outstanding borrowings.

     No dividends were paid by TIMET on its common stock during the three months ended March 31, 2006 or 2005. During the quarters ended March 31, 2006 and 2005, the TIMET paid $2.2 million and $3.3 million in dividends, respectively, on its Series A Preferred Stock.

     Legal and environmental  matters. See Note 13 to the Condensed Consolidated
Financial  Statements  for  discussion  of  legal  and  environmental   matters,
commitments and contingencies.

     Other. The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, debt service requirements, the cost of debt and equity capital and estimated future operating cash flows. As a result of this process, the Company has in the past, or in light of its current outlook, may in the future, seek to raise additional capital, modify its common and preferred dividend policies, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of common stock, purchase or redeem Series A Preferred Stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources. In the normal course of business, the Company investigates, evaluates, discusses and engages in acquisition, joint venture, strategic relationship and other business combination opportunities in the titanium, specialty metal and other industries. In the event of any future acquisition or joint venture opportunities, the Company may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

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

     The Company completed a two-for-one split of its common stock effective after the close of trading on February 16, 2006. All share and per share disclosures for all periods presented have been adjusted to give effect to this February 2006 stock split. On April 20, 2006, the Company announced an additional two-for-one split of its common stock, which will be become effective after the close of trading on May 15, 2006. Because the effective date of the May 15, 2006 split is after the date of issuance of these condensed consolidated financial statements, the share and per share disclosures contained in this Quarterly Report have not been adjusted for the effects of this May 15, 2006 split. See Note 14 to the Condensed Consolidated Financial Statements for pro-forma earnings per share amounts that give effect to the May 15, 2006 stock split.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a discussion of the Company's market risks, refer to the Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the 2005 Annual Report. There have been no material changes to the information provided that would require additional information with respect to the three months ended March 31, 2006.

Item 4.       CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven
L. Watson, the Company's Chief Executive Officer, and Bruce P. Inglis, the Company's Vice President Finance, have evaluated the Company's disclosure controls and procedures as of March 31, 2006. Based upon their evaluation, and as a result of the material weaknesses identified in the 2005 Annual Report, these executive officers have concluded that the Company's disclosure controls and procedures are not effective as of March 31, 2006. The Company has performed additional procedures in completing these Condensed Consolidated Financial Statements as of and for the quarter ended March 31, 2006 to ensure that the disclosures included were fairly presented in all material respects in accordance with GAAP.

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

     Changes in internal control over financial reporting. There has been no change to the Company's internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is in the process of remediating the three material weaknesses discussed in its 2005 Annual Report and continues to work toward completion of such remediation by or before December 31, 2006. To date, the Company has completed the following remediation activities:

     o The Company has begun the process of hiring additional accounting and finance personnel;

     o The Company has begun to implement additional levels of manual review and authorization of journal entries at the majority of its significant locations, with the expectation that the remainder of its locations will have most of these additional controls in place by the end of the second quarter of 2006. The Company will also begin to further explore its IT solution options in the second quarter of 2006; and

     o The Company has continued to update certain key accounting policies and procedures and will continue to prioritize the preparation and distribution of such key policies and procedures throughout the remainder of 2006.

PART II. - OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

     Reference is made to Note 13 of the Condensed Consolidated Financial Statements, which information is incorporated herein by reference, and to the Company's 2005 Annual Report for descriptions of certain previously reported legal proceedings.

Item 1A.      RISK FACTORS

     For a discussion of the risk factors related to the Company's businesses, refer to Item 1A, "Risk Factors," in the 2005 Annual Report. There have been no material changes to such risk factors during the three months ended March 31, 2006.

Item 6.       EXHIBITS

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        Note: The Company has retained a signed original of any exhibit listed above that contains signatures, and the Company will provide any such exhibit to the SEC or its staff upon request. Such request should be directed to the attention of the Company's Corporate Secretary at the Company's corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TITANIUM METALS CORPORATION
                           ----------------------------------------------------


Date: May 4, 2006      By  /s/ Steven L. Watson
                           ----------------------------------------------------
                           Steven L. Watson
                           Vice Chairman of the Board and Chief Executive
                           Officer

Date: May 4, 2006      By  /s/ Bruce P. Inglis
                           ----------------------------------------------------
                           Bruce P. Inglis
                           Vice President Finance
                           Principal Financial Officer

Date: May 4, 2006      By  /s/ Scott E. Sullivan
                           ----------------------------------------------------
                           Scott E. Sullivan
                           Vice President and Controller
                           Principal Accounting Officer