Form 10-Q
period 2006-06-30
TITANIUM METALS CORP
filed 2006-08-04
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934


                         Commission file number 0-28538


                           Titanium Metals Corporation
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                                13-5630895
--------------------------------------------------    -----------------------
(State or other jurisdiction of incorporation or   (IRS Employer Identification
                  organization)                                No.)



              5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697
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


Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer__ Accelerated filer X Non-accelerated filer__.


Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act).

                           Yes                No        X
                                    --------        --------


Number of shares of common stock outstanding on August 1, 2006: 161,125,557

                           TITANIUM METALS CORPORATION

                                      INDEX


                                                                                                            Page
                                                                                                            Number

PART I.       FINANCIAL INFORMATION

     Item 1.     Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets as of June 30, 2006 (unaudited)
                     and December 31, 2005................................................................    2

                 Condensed Consolidated Statements of Income for the three and
                     six months ended June 30, 2006 and 2005 (unaudited)..................................    4

                 Condensed Consolidated Statements of Comprehensive Income for the
                     three and six months ended June 30, 2006 and 2005 (unaudited)........................    5

                 Condensed Consolidated Statements of Cash Flows for the six months
                     ended June 30, 2006 and 2005 (unaudited).............................................    6

                 Condensed Consolidated Statement of Changes in Stockholders'
                     Equity for the six months ended June 30, 2006 (unaudited)............................    8

                 Notes to Condensed Consolidated Financial Statements.....................................    9

     Item 2.     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations............................................................   19

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk...............................   31

     Item 4.     Controls and Procedures..................................................................   31

PART II.     OTHER INFORMATION

     Item 1.     Legal Proceedings........................................................................   33

     Item 1A.    Risk Factors.............................................................................   33

     Item 4.     Submission of Matters to a Vote of Security Holders......................................   33

     Item 6.     Exhibits.................................................................................   33

                           TITANIUM METALS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                                 June 30,              December 31,
ASSETS                                                                             2006                    2005
                                                                            --------------------    --------------------
                                                                                 (Unaudited)
Current assets:
   Cash and cash equivalents                                                $          13,754       $          17,605
   Restricted cash and cash equivalents                                                   146                     146
   Accounts and other receivables, less allowance
      of $1,865 and $1,983, respectively                                              196,758                 142,902
   Inventories                                                                        436,489                 365,696
   Prepaid expenses and other                                                           2,966                   4,486
   Deferred income taxes                                                               12,299                  19,435
                                                                            --------------------    --------------------

       Total current assets                                                           662,412                 550,270

Marketable securities                                                                  50,806                  46,477
Investment in joint ventures                                                           32,613                  25,978
Property and equipment, net                                                           276,401                 252,990
Prepaid pension cost                                                                   25,927                  22,337
Deferred income taxes                                                                   7,025                   8,009
Other                                                                                   1,115                   1,203
                                                                            --------------------    --------------------

       Total assets                                                         $       1,056,299       $         907,264
                                                                            ====================    ====================





     See accompanying Notes to Condensed Consolidated Financial Statements.

                           TITANIUM METALS CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      (In thousands, except per share data)


                                                                                 June 30,              December 31,
LIABILITIES, MINORITY INTEREST AND                                                 2006                    2005
                                                                            --------------------    --------------------
STOCKHOLDERS' EQUITY                                                             (Unaudited)

Current liabilities:
   Accounts payable                                                         $          75,221       $          61,457
   Accrued liabilities                                                                 67,271                  75,698
   Customer advances                                                                   12,719                  15,577
   Income taxes payable                                                                10,508                  13,151
   Other                                                                                1,027                     967
                                                                            --------------------    --------------------

       Total current liabilities                                                      166,746                 166,850

Long-term debt                                                                         48,436                  51,359
Accrued OPEB cost                                                                      16,625                  15,580
Accrued pension cost                                                                   62,649                  58,450
Accrued environmental cost                                                              1,948                   1,948
Deferred income taxes                                                                  27,709                  27,445
Debt payable to TIMET Capital Trust I                                                       -                   5,852
Other                                                                                   4,828                   4,089
                                                                            --------------------    --------------------

       Total liabilities                                                              328,941                 331,573
                                                                            --------------------    --------------------

Minority interest                                                                      16,157                  13,523
                                                                            --------------------    --------------------

Stockholders' equity:
  Series A Preferred Stock, $.01 par value; $85,778
   liquidation preference; 4,025 shares authorized; 1,716
   and 2,983 shares issued and outstanding, respectively                               76,210                 132,493
  Common stock, $.01 par value; 200,000 shares
   authorized; 161,084 and 141,930 shares
   issued, respectively                                                                 1,611                   1,419
  Additional paid-in capital                                                          482,311                 400,348
  Retained earnings                                                                   176,913                  66,179
  Accumulated other comprehensive loss                                                (25,844)                (38,271)
                                                                            --------------------    --------------------

         Total stockholders' equity                                                   711,201                 562,168
                                                                            --------------------    --------------------

         Total liabilities, minority interest and
          stockholders' equity                                              $       1,056,299       $         907,264
                                                                            ====================    ====================

Commitments and contingencies (Note 11)




     See accompanying Notes to Condensed Consolidated Financial Statements.

                           TITANIUM METALS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                 Three months ended                  Six months ended
                                                                      June 30,                           June 30,
                                                          ---------------------------------- ----------------------------------
                                                               2006               2005            2006               2005
                                                          ---------------    --------------- ---------------    ---------------

Net sales                                                 $      300,941     $     183,746   $      587,837     $      338,981
Cost of sales                                                    194,640           135,866          373,216            262,146
                                                          ---------------    --------------- ---------------    ---------------

   Gross margin                                                  106,301            47,880          214,621             76,835

Selling, general, administrative and
 development expense                                              17,365            12,978           32,619             25,339
Equity in earnings of joint ventures                               4,067             1,344            6,325              2,145
Other income (expense), net                                          566               690              366              2,676
                                                          ---------------    --------------- ---------------    ---------------

  Operating income                                                93,569            36,936          188,693             56,317

Interest expense                                                     632               943            1,627              1,617
Other non-operating income (expense), net                         (1,672)           15,426           (1,382)            16,169
                                                          ---------------    --------------- ---------------    ---------------

  Income before income taxes and
   minority interest                                              91,265            51,419          185,684             70,869

Income tax expense (benefit)                                      32,849            13,339           66,104             (9,540)
Minority interest in after tax earnings                            2,243             1,181            4,561              2,105
                                                          ---------------    --------------- ---------------    ---------------

   Net income                                                     56,173            36,899          115,019             78,304

Dividends on Series A Preferred Stock                              1,855             3,298            3,929              6,597
                                                          ---------------    --------------- ---------------    ---------------

   Net income attributable to
     common stockholders                                  $       54,318     $      33,601   $      111,090     $       71,707
                                                          ===============    =============== ===============    ===============

Earnings per share attributable to common stockholders:
     Basic                                                $         0.36     $         0.26  $         0.75     $         0.56
     Diluted                                              $         0.31     $         0.20  $         0.63     $         0.43

Weighted average shares outstanding:
     Basic                                                       152,085            127,941         149,027            127,687
     Diluted                                                     184,101            181,272         183,743            181,067



     See accompanying Notes to Condensed Consolidated Financial Statements.

                           TITANIUM METALS CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)


                                                                                             Six months ended June 30,
                                                                                      ----------------------------------------
                                                                                            2006                  2005
                                                                                      ------------------    ------------------


Net income                                                                            $      115,019        $       78,304
                                                                                      ------------------    ------------------

Other comprehensive income (loss), net of tax:

   Currency translation adjustment                                                             7,744                (8,110)

   Unrealized gains (losses) on marketable securities                                          4,329                  (167)

   TIMET's share of VALTIMET SAS's unrealized net gains on
    derivative financial instruments qualifying as cash flow hedges                              354                   116
                                                                                      ------------------    ------------------

    Total other comprehensive income (loss)                                                   12,427                (8,161)
                                                                                      ------------------    ------------------

  Comprehensive income                                                                $      127,446        $       70,143
                                                                                      ==================    ==================












     See accompanying Notes to Condensed Consolidated Financial Statements.
                                     - 5 -

                           TITANIUM METALS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                     Six months ended June 30,
                                                                              ----------------------------------------
                                                                                     2006                 2005
                                                                              -------------------   ------------------

Cash flows from operating activities:
   Net income                                                                 $       115,019       $        78,304
   Depreciation and amortization                                                       16,852                15,767
   Non-cash impairment of equipment                                                         -                 1,251
   Loss (gain) on disposal of fixed assets                                                 59               (13,655)
   Equity in earnings of joint ventures, net
     of distributions                                                                  (5,244)               (2,145)
   Deferred income taxes                                                                8,672               (18,473)
   Excess tax benefit of stock option exercises                                        (9,552)                    -
   Minority interest, net of tax                                                        4,561                 2,105
   Other, net                                                                               9                   (50)
   Change in assets and liabilities:
     Receivables                                                                      (49,382)              (37,660)
     Inventories                                                                      (63,166)              (53,621)
     Prepaid expenses and other                                                           651                (1,006)
     Accounts payable and accrued liabilities                                           6,756                 9,339
     Customer advances                                                                 (3,482)               23,425
     Income taxes                                                                       6,724                 5,190
     Deferred revenue                                                                  (5,920)                  421
     Accrued OPEB and pension costs                                                     1,045                   408
     Other, net                                                                          (705)                  253
                                                                              -------------------   ------------------
      Net cash provided by operating activities                                        22,897                 9,853
                                                                              -------------------   ------------------

Cash flows from investing activities:
   Capital expenditures                                                               (34,904)              (26,842)
   Purchase of marketable securities                                                        -                (2,223)
   Proceeds from sale of property                                                           -                 1,289
   Other, net                                                                            (660)                  576
                                                                              -------------------   ------------------
       Net cash used in investing activities                                          (35,564)              (27,200)
                                                                              -------------------   ------------------

Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                                       330,517               155,161
     Repayments                                                                      (334,675)             (131,666)
   Dividends paid on Series A Preferred Stock                                          (4,285)               (6,597)
   Dividend paid to minority shareholder                                               (2,994)               (2,216)
   Issuance of common stock                                                            10,591                 1,107
   Excess tax benefit of stock option exercises                                         9,552                     -
   Other, net                                                                            (755)                  (10)
                                                                              -------------------   ------------------
       Net cash provided by financing activities                                        7,951                15,779
                                                                              -------------------   ------------------

Net cash used in operating, investing and financing activities                $        (4,716)      $        (1,568)
                                                                              ===================   ==================



     See accompanying Notes to Condensed Consolidated Financial Statements.
                                     - 6 -

                           TITANIUM METALS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (In thousands)
                                   (Unaudited)


                                                                                     Six months ended June 30,
                                                                              ----------------------------------------
                                                                                    2006                  2005
                                                                              ------------------    ------------------

Cash and cash equivalents:
   Net decrease from:
     Operating, investing and financing activities                            $        (4,716)      $       (1,568)
     Effect of exchange rate changes on cash                                              865                 (688)
                                                                              ------------------    ------------------
                                                                                       (3,851)              (2,256)
   Cash and cash equivalents at beginning of period                                    17,605                7,194
                                                                              ------------------    ------------------

   Cash and cash equivalents at end of period                                 $        13,754       $        4,938
                                                                              ==================    ==================


Supplemental disclosures:
   Cash paid for:
     Interest                                                                 $         1,114       $        1,228
     Income taxes, net                                                        $        50,524       $        3,737

   Noncash investing and financing activities:
     Capital lease obligations incurred on certain leases
       entered into for new equipment                                         $           516       $            -




     See accompanying Notes to Condensed Consolidated Financial Statements.

                           TITANIUM METALS CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                 (In thousands)
                                   (Unaudited)

                                                                                                     Accumulated
                                                          Series A    Additional                        Other
                                  Common        Common   Preferred      Paid-in       Retained      Comprehensive
                                  Shares         Stock     Stock        Capital       Earnings           Loss           Total
                                 ----------  ---------- -----------  ------------    ----------    ---------------    --------

Balance at December 31, 2005       141,930   $   1,419  $  132,493   $   400,348     $  66,179   $      (38,271)  $   562,168
   Net income                            -           -           -              -      115,019                -       115,019
   Other comprehensive
    income                               -           -           -              -            -           12,427        12,427
   Issuance of common stock          2,260          23           -        10,627                              -        10,650
   Conversion of Series A
    Preferred Stock                 16,894         169     (56,283)       61,784             -                -         5,670
   Tax benefit of stock options
    exercised                            -           -           -         9,552             -                -         9,552
   Dividends declared on
    Series A Preferred Stock             -           -           -             -        (4,285)               -        (4,285)
                                 ----------  ---------- -----------  ------------    ----------  ---------------  -------------

Balance at June 30, 2006           161,084   $   1,611  $   76,210   $    482,311    $ 176,913   $      (25,844)  $   711,201
                                 ==========  ========== ===========  ============    ==========  ===============  =============




     See accompanying Notes to Condensed Consolidated Financial Statements.
                                     - 8 -

                           TITANIUM METALS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of presentation and organization

     Basis of presentation. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005 that we filed with the Securities and Exchange Commission ("SEC") on March 24, 2006 (our "2005 Annual Report"). They include the accounts of Titanium Metals Corporation and its majority owned subsidiaries (collectively referred to as "TIMET") except the TIMET Capital Trust I ("Capital Trust"). Unless otherwise indicated, references in this report to "we", "us" or "our" refer to TIMET and its subsidiaries, taken as a whole. All material intercompany transactions and balances with consolidated subsidiaries have been eliminated. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2005 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have condensed or omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2005) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Our results of operations for the interim periods ended June 30, 2006 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2005 Consolidated Financial Statements contained in our 2005 Annual Report. In preparing our Condensed Consolidated Statements of Cash Flows, any significant capital expenditure with extended payment terms is reflected as a capital expenditure included in the determination of cash flows from investing activities when paid. We have conformed our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005 for this, and as a result, the amounts shown in this Form 10-Q for cash flows provided by operating activities, capital expenditures and cash flows used in investing activities for such period are each $8.0 million lower than previously reported. Our first three fiscal quarters reported are the approximate 13-week periods ending on the Saturday generally nearest to March 31, June 30 and September 30. Our fourth fiscal quarter and fiscal year always end on December 31. For presentation purposes, our financial statements and accompanying notes have been presented as ended on March 31, June 30, September 30 and December 31, as applicable.

     Organization. At June 30, 2006, Valhi, Inc. and subsidiaries held 35.1% of our outstanding common stock and 0.9% of our 6.75% Series A Convertible Preferred Stock. At June 30, 2006, Contran Corporation held, directly or through subsidiaries, approximately 92% of Valhi's outstanding common stock. At June 30, 2006, the Combined Master Retirement Trust ("CMRT"), a trust sponsored by Contran to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Contran and certain related companies, held 9.5% of our common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT. At June 30, 2006, Mr. Simmons directly owned 2.6% of our outstanding common stock and Mr. Simmons' spouse owned 93.3% of our outstanding Series A Preferred Stock and a nominal number of shares of our common stock. Consequently, Mr. Simmons may be deemed to control each of Contran, Valhi and us.

     Stock split. We effected two-for-one splits of our common stock on September 5, 2005, February 16, 2006 and May 15, 2006. All share and per share disclosures contained in this report have been adjusted for all periods to give effect to these stock splits.

Recent Accounting Pronouncements

     Share-based payments. On January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which requires all employee share-based payments to employees, including grants of employee stock options, to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, which was allowed under the original provisions of SFAS 123, Accounting for Stock-Based Compensation. Prior to the adoption of SFAS 123R and as permitted by SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure, we elected to follow APB 25 and related interpretations in accounting for our employee stock options and implemented the disclosure-only provisions of SFAS 123 and SFAS 148.

     We adopted SFAS 123R using the modified prospective method. Under this transition method, stock compensation expense would include the cost for all share-based payments granted prior to, but not yet vested, as of January 1 2006, as well as those share-based payments granted subsequent to December 31, 2005. All of our outstanding options were fully vested as of our adoption date, and all compensation costs previously measured under SFAS 123 have been previously reported in our pro forma disclosures. Our adoption of SFAS 123R did not have a material effect on our consolidated financial position or results of operations. If we were to grant a significant number of options or modify, repurchase or cancel existing options in the future, we could recognize material amounts of compensation cost related to such options in our consolidated financial statements. If we had accounted for our stock-based employee compensation in accordance with the fair value-based recognition provisions of SFAS 123 for all awards granted subsequent to January 1, 1995, there would have been no material effect on our reported net income and related per share amounts, for the three and six months ended June 30, 2005. Also upon adoption of SFAS 123R, we began reflecting the excess tax benefits from the exercise of stock-based compensation awards in cash flows from financing activities. SFAS 123R also requires certain expanded disclosures regarding share-based compensation, and we provided these expanded disclosures in our 2005 Annual Report.

     Inventory costs. On January 1, 2006, we adopted SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. Our adoption of SFAS 151 did not have a material impact on our consolidated financial position or results of operations as our existing production cost accounting already conforms to the requirements of SFAS 151.

     Purchases and sales of inventory with the same counterparty. On April 1, 2006, we adopted Emerging Issues Task Force ("EITF") Issue 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. The EITF requires inventory purchases and sales transactions with the same counterparty to be combined for financial reporting purposes if they were entered into in contemplation of each other. The EITF provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. Guidance was also provided on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. The adoption of EITF 04-13 did not have a material impact on our consolidated financial position or results of operations.

     Uncertain tax positions. In the second quarter of 2006 the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertain Tax Positions, which will become effective for us on January 1, 2007. FIN 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns under SFAS 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves. Among other things, FIN 48 will prohibit us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%. FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard. We will also be required to classify any future reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position. We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

Note 2 - Inventories

                                                                                June 30,              December 31,
                                                                                  2006                    2005
                                                                          ---------------------    -------------------
                                                                                        (In thousands)

Raw materials                                                             $          115,655       $        89,956
Work-in-process                                                                      209,704               169,856
Finished products                                                                     75,992                73,395
Inventory consigned to customers                                                      18,208                20,000
Supplies                                                                              16,930                12,489
                                                                          ---------------------    -------------------

         Total inventories                                                $          436,489       $       365,696
                                                                          =====================    ===================

Note 3 - Marketable securities

     The following table summarizes our marketable securities as of June 30, 2006 and December 31, 2005:

                                                            June 30, 2006                   December 31, 2005
                                                    ------------------------------    ------------------------------
                                                                        Market                            Market
              Marketable security                      Shares            Value           Shares            Value
------------------------------------------------    --------------    ------------    --------------   -------------
                                                                        (Dollars in thousands)

CompX International, Inc. ("CompX") (1)                2,696,420      $    48,266        2,696,420     $    43,197
NL Industries, Inc. ("NL")                               222,100            2,388          222,100           3,129
Kronos Worldwide, Inc. ("Kronos")                          5,203              152            5,203             151
                                                                      ------------                     -------------

         Total marketable securities                                  $    50,806                      $   46,477
                                                                      ============                     =============

--------------------------------------------------------------------------------------------------------------------

(1) We directly held 483,600 shares of CompX as of June 30, 2006 and December 31, 2005. The remaining 2,212,800 shares are held through CompX Group Inc.

     As of June 30, 2006 and December 31, 2005, the aggregate cost basis of our marketable securities was $36.9 million. We recognized an unrealized gain of $4.3 million (net of taxes) for the six months ended June 30, 2006 and an unrealized loss of $0.2 (net of tax benefits) for the six months ended June 30, 2005 in stockholders' equity as a component of other comprehensive income
(loss).

Note 4 - Property and equipment

                                                                                 June 30,              December 31,
                                                                                   2006                    2005
                                                                            --------------------    ------------------
                                                                                         (In thousands)

Land and improvements                                                       $           8,808       $         8,922
Buildings and improvements                                                             38,094                37,259
Information technology systems                                                         64,294                61,175
Manufacturing equipment and other                                                     363,478               348,080
Construction in progress                                                               54,087                31,488
                                                                            --------------------    ------------------

Total property and equipment                                                          528,761               486,924
Less accumulated depreciation                                                         252,360               233,934
                                                                            --------------------    ------------------

         Total property and equipment, net                                  $         276,401       $       252,990
                                                                            ====================    ==================

Note 5 - Accrued liabilities

                                                                                 June 30,              December 31,
                                                                                   2006                    2005
                                                                           ---------------------    ------------------
                                                                                         (In thousands)

OPEB cost                                                                  $           2,093        $         2,181
Pension cost                                                                           5,739                  5,353
Payroll and vacation                                                                   6,251                  6,227
Incentive compensation                                                                10,758                 20,091
Other employee benefits                                                               13,256                  9,938
Deferred revenue                                                                       8,617                 14,525
Environmental costs                                                                      978                  1,718
Taxes, other than income                                                               7,079                  5,318
Other                                                                                 12,500                 10,347
                                                                           ---------------------    ------------------

         Total accrued liabilities                                         $          67,271        $        75,698
                                                                           =====================    ==================

Note 6 - Bank debt and capital lease obligations

     On February 17, 2006, we entered into a new $175 million long-term credit agreement, replacing the previous U.S. credit agreement terminated on that date. We incurred $0.7 million of financing costs related to this new credit agreement that were deferred and are being amortized over the five-year term of the credit agreement. As of June 30, 2006, the weighted average interest rate on borrowings outstanding under our U.S. credit agreement was 6.1% and 5.6% under our U.K. credit facility.

                                                                                 June 30,           December 31, 2005
                                                                                   2006
                                                                           ---------------------    ------------------
                                                                                         (In thousands)

Long-term debt:
  U.S. credit facility                                                     $          45,173        $        40,255
  U.K. credit facility                                                                 3,263                 11,104
                                                                           ---------------------    ------------------

         Total long-term debt                                              $          48,436        $        51,359
                                                                           =====================    ==================

Capital lease obligations:
  Current                                                                  $             196        $            19
  Non-current                                                                            461                    138
                                                                           ---------------------    ------------------

         Total capital lease obligations                                   $             657        $           157
                                                                           =====================    ==================

     As of June 30, 2006, we had $4.1 million of letters of credit outstanding under our U.S. credit facility required by various utilities and government entities for performance and insurance guarantees, and we had $3.7 million of letters of credit outstanding under our European credit facilities as collateral under certain inventory purchase contracts. These letters of credit reduce our borrowing availability under our credit facilities. The amount we show as outstanding under our U.S. credit facility at June 30, 2006 includes $10.2 million of outstanding checks. GAAP requires us to classify these outstanding checks as borrowings under this facility. Our borrowing availability under our U.S. and European credit facilities, including the effect of our outstanding checks, was $179.7 million as of June 30, 2006.

Note 7 - Capital Trust

     Prior to March 3, 2006, the Capital Trust was our wholly-owned finance subsidiary that issued our 6.625% mandatorily redeemable convertible preferred securities, beneficial unsecured convertible securities ("BUCS"). On March 3, 2006, we called all of the outstanding BUCS for redemption. The redemption price equaled 100.6625% of the $50.00 liquidation amount per BUCS, or $50.3313, plus accrued distributions to the March 24, 2006 redemption date of the BUCS of $0.2116 per BUCS. Subsequent to March 3, 2006 and through March 20, 2006, substantially all of the 113,400 outstanding BUCS were converted into 607,356 shares of our common stock, and a nominal number of BUCS were redeemed for cash on March 24, 2006. Subsequently, the Capital Trust was dissolved and, accordingly, our investment in the common securities of the Capital Trust was reduced to zero.

Note 8 - Employee benefits

     Defined benefit pension plans. The components of the net periodic pension expense are set forth below:

                                                      Three months ended                  Six months ended
                                                           June 30,                           June 30,
                                               ---------------------------------    ------------------------------
                                                    2006               2005             2006             2005
                                               ----------------    -------------    -------------    -------------
                                                                         (In thousands)

Service cost                                   $         1,125     $        940     $     2,222      $      1,897
Interest cost                                            3,436            3,462           6,804             6,952
Expected return on plan assets                          (4,556)          (3,756)         (9,040)           (7,547)
Amortization of net losses                                 811            1,229           1,599             2,454
Amortization of unrecognized prior
 service cost                                              139              139             278               278
                                               ----------------    -------------    -------------    -------------

  Total pension expense                        $           955     $      2,014     $     1,863      $      4,034
                                               ================    =============    =============    =============

     We contributed an aggregate of $4.6 million to our defined benefit pension plans during the first six months of 2006, and we expect to make additional cash contributions of approximately $4.6 million to our defined benefit pension plans during the remaining six months of 2006.

     Postretirement benefits other than pensions ("OPEB"). The components of net OPEB expense are set forth below:

                                                    Three months ended                   Six months ended
                                                          June 30,                            June 30,
                                               -------------------------------    -------------------------------
                                                   2006              2005             2006              2005
                                               --------------    -------------    --------------    -------------
                                                                         (In thousands)

Service cost                                   $        251      $        160     $        426      $        331
Interest cost                                           490               359              899               826
Amortization of unrecognized prior
 service cost                                           474              (116)             358              (232)
Amortization of net losses                             (116)              166              117               490
                                               --------------    ------------- -- --------------    -------------

  Total OPEB expense                           $      1,099      $        569     $      1,800      $      1,415
                                               ==============    =============    ==============    =============

Note 9 - Other income and expense

                                                           Three months ended                   Six months ended
                                                                 June 30,                           June 30,
                                                      -------------------------------    -------------------------------
                                                          2006             2005              2006             2005
                                                      -------------    --------------    -------------    --------------
                                                                               (In thousands)
Other operating income (expense):
   Settlement of customer claim                       $          -     $          -      $          -     $      1,800
   Boeing take-or-pay                                            -              444                 -              444
   Other, net                                                  566              246               366              432
                                                      -------------    --------------    -------------    --------------

         Total other operating income, net            $        566     $        690      $        366     $      2,676
                                                      =============    ==============    =============    ==============

Other non-operating income (expense):
   Dividends and interest                             $        711     $        462      $      1,455     $        949
   Gain on sale of property                                      -           13,881                 -           13,881
   Foreign exchange gain (loss), net                        (1,104)           1,272            (1,495)           1,532
   Surety bond guarantee                                    (1,332)               -            (1,332)             (40)
   Other, net                                                   53             (189)              (10)            (153)
                                                      -------------    --------------    -------------    --------------

         Total other non-operating income
            (expense), net                            $     (1,672)    $     15,426      $     (1,382)    $     16,169
                                                      =============    ==============    =============    ==============

     During the second quarter of 2006, we accrued an additional $1.3 million for a change in estimate of the aggregate liability for worker's compensation bonds issued on behalf of a former subsidiary, Freedom Forge Corporation.

Note 10 - Income taxes

                                                                                     Six months ended June 30,
                                                                              ----------------------------------------
                                                                                    2006                  2005
                                                                              ------------------    ------------------
                                                                                          (In thousands)

Expected income tax expense, at 35%                                           $          64,990      $       24,804
Non-U.S. tax rates                                                                         (935)               (811)
Incremental tax on earnings of non-U.S. group affiliates                                    117                   -
U.S. state income taxes, net                                                              3,228                 472
Dividends received deduction                                                               (192)               (110)
Change in state income tax law                                                                -                 550
Tax on repatriation of foreign earnings                                                       -                 998
Adjustment of deferred income tax asset valuation allowance                                   -             (35,592)
Domestic manufacturing credit                                                              (986)                  -
Other, net                                                                                 (118)                149
                                                                              ------------------    ------------------

         Total income tax expense (benefit)                                   $          66,104     $        (9,540)
                                                                              ==================    ==================

     At June 30, 2006, we had a capital loss carryforward of $73.0 million for U.S. federal income tax purposes that expires in 2008. We have recognized a deferred income tax asset valuation allowance for the majority of this capital loss carryforward.

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law provides for a special deduction from U.S. taxable income equal to a specified percentage of a U.S. company's qualified income from domestic manufacturing activities (as defined). Our provision for income taxes for the first six months of 2006 includes a tax benefit of $1.0 million related to such special deduction and no tax benefit on our income tax provision during the first half of 2005.

Note 11 - Commitments and contingencies

     Environmental matters. We are continuing assessment work with respect to our active plant site in Henderson, Nevada. As of June 30, 2006, we have accrued $2.2 million representing our estimate of the probable costs for remediation of this site. We expect these accrued expenses to be paid over the remediation period of up to thirty years. We estimate the upper end of the range of reasonably possible costs related to this matter, including the current accrual, to be approximately $4.4 million.

     We accrue liabilities related to environmental remediation obligations when estimated future costs are probable and estimable. We evaluate and adjust our estimates as additional information becomes available or as circumstances change. Estimated future costs are not discounted to their present value. In the future, if the standards or requirements under environmental laws or regulations become more stringent, if our testing and analytical procedures at our operating facilities identify additional environmental remediation, or if we determine that we are responsible for the remediation of hazardous substance contamination at other sites, then we may incur additional costs in excess of our current estimates. We do not know if actual costs will exceed our current estimates, if additional sites or matters will be identified which require remediation or if the estimated costs associated with previously identified sites requiring environmental remediation will become estimable in the future.

     Legal proceedings. We are also involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our present and former businesses. In certain cases, we have insurance coverage for these items, although we do not currently expect any additional material insurance coverage for our environmental claims. We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations and liquidity beyond the accruals already provided for.

     See our 2005 Annual Report for additional information concerning certain legal and environmental matters, commitments and contingencies.

Note 12 - Earnings per share

     Basic earnings per share is based on the weighted average number of unrestricted common shares outstanding during each period. Diluted earnings per share attributable to common stockholders reflects the dilutive effect of common stock options, restricted stock and the assumed conversion of our BUCS and the Series A Preferred Stock, if applicable. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below:

                                                     Three months ended June 30,              Six months ended
                                                                                                  June 30,
                                                    -------------------------------    -------------------------------
                                                        2006              2005             2006              2005
                                                    --------------    -------------    --------------    -------------
                                                                              (In thousands)
Numerator:
  Net income attributable to common
     stockholders (1)                               $     54,318      $     33,601     $    111,090      $     71,707
  Interest expense on BUCS, net of tax                         -                83               42               174
  Dividends on Series A
     Preferred Stock                                       1,855             3,298            3,929             6,597
                                                    --------------    -------------    --------------    -------------

  Diluted net income attributable
     to common stockholders                         $     56,173      $     36,982     $    115,061      $     78,478
                                                    ==============    =============    ==============    =============

Denominator:
  Average common shares outstanding                      152,085           127,941          149,027           127,687
  Average dilutive stock options
     and restricted stock (2)                                318               590              500               639
  BUCS                                                         -               620              135               620
  Series A Preferred Stock                                31,698            52,121           34,081            52,121
                                                    --------------    -------------    --------------    -------------

  Diluted shares                                         184,101           181,272          183,743           181,067
                                                    ==============    =============    ==============    =============
----------------------------------------------------------------------------------------------------------------------

(1) Net income attributable to common stockholders for the three and six months ended June 30, 2006 and 2005 included $0.5 million and $0.7 million, respectively, of undeclared dividends on our Series A Preferred Stock.
(2) Stock option conversion excludes anti-dilutive shares of 2,020 during the three and six months ended June 30, 2005.

Note 13 - Business segment information

     Our production facilities are located in the U.S., U.K., France and Italy, and our products are sold throughout the world. Our Chief Executive Officer functions as our chief operating decision maker ("CODM"), and the CODM receives consolidated financial information about us. He makes decisions concerning resource utilization and performance analysis on a consolidated and global basis. We have one reportable segment, our worldwide "Titanium melted and mill products" segment. Sales, gross margin, operating income, inventory and receivables are the key management measures used to evaluate segment performance. The following table provides segment information supplemental to our Condensed Consolidated Financial Statements:

                                               Three months ended                   Six months ended
                                                     June 30,                            June 30,
                                          -------------------------------    -------------------------------
                                              2006              2005             2006              2005
                                          --------------    -------------    --------------    -------------
                                                  (Dollars in thousands, except selling price data)
Titanium melted and mill products:
   Melted product net sales               $     59,288      $     23,780     $    106,377      $     45,844
   Mill Product net sales                      207,188           131,763          412,088           245,686
   Other product sales                          34,465            28,203           69,372            47,451
                                          --------------    -------------    --------------    -------------

         Total net sales                  $    300,941      $    183,746     $    587,837      $    338,981
                                          ==============    =============    ==============    =============

Melted product shipments:
   Volume (metric tons)                          1,550             1,355            3,005             2,770
   Average selling price (per kilogram)   $      38.25      $      17.55     $      35.40      $      16.55

Mill product shipments:
   Volume (metric tons)                          3,750             3,340            7,425             6,440
   Average selling price (per kilogram)   $      55.25      $      39.45     $      55.50      $      38.15

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can generally be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "could," "anticipates," "expects" or comparable terminology or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including risks and uncertainties in those portions referenced above and those described from time to time in our other filings with the SEC which include, but are not limited to, the cyclicality of the commercial aerospace industry, the performance of aerospace manufacturers and us under our long-term agreements, the renewal of certain long-term agreements, the difficulty in forecasting demand for titanium products, global economic and political conditions, global productive capacity for titanium, changes in product pricing and costs, the impact of long-term contracts with vendors on our ability to reduce or increase supply, the possibility of labor disruptions, fluctuations in currency exchange rates, fluctuations in the market price of marketable securities, uncertainties associated with new product or new market development, the availability of raw materials and services, changes in raw material prices and other operating costs (including energy costs), possible disruption of business or increases in the cost of doing business resulting from terrorist activities or global conflicts, competitive products and strategies and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

     Overview. Titanium Metals Corporation is a vertically integrated producer of titanium sponge, melted products and a variety of mill products for commercial aerospace, military, industrial and other applications. We are the only titanium producer with major production facilities in both the U.S. and Europe, the world's principal titanium markets.

     The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included
elsewhere  in  this  Quarterly  Report  and  with  our  Consolidated   Financial
Statements and the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included in our 2005 Annual Report.

     We effected two-for-one splits of our common stock on September 5, 2005, February 16, 2006 and May 15, 2006. All share and per share disclosures contained herein have been adjusted for all periods to give effect to these stock splits.

RESULTS OF OPERATIONS

Quarter ended June 30, 2006 compared to quarter ended June 30, 2005

     Summarized financial information. The following table summarizes certain information regarding our results of operations for the three months ended June 30, 2006 and 2005. Our reported average selling prices are a reflection of actual selling prices received by us after the effects of currency exchange rates, customer and product mix, and other related factors realized throughout a given period. Consequently, changes in average selling prices from period to period will be impacted by changes in actual prices and these other factors. The percentage change information presented in the table represent changes from the respective prior year.

                                                                Three months ended
                                                                     June 30,
                                                         ---------------------------------
                                                             2006               2005             Change %
                                                         --------------    ---------------    ---------------
                                                          (Dollars in thousands, except
                                                               selling price data)
Net sales:
   Melted products                                       $    59,288       $     23,780           +149%
   Mill products                                             207,188            131,763            +57%
   Other products                                             34,465             28,203            +22%
                                                         --------------    ---------------

   Total net sales                                           300,941            183,746            +64%

Cost of sales                                               (194,640)          (135,866)           +43%
                                                         --------------    ---------------

Gross margin                                                 106,301             47,880           +122%

Selling, general, administrative and
   development expense                                       (17,365)           (12,978)           +34%
Other operating income and expenses, net                       4,633              2,034           +128%
                                                         --------------    ---------------

Operating income                                         $    93,569       $     36,936           +153%
                                                         ==============    ===============

Gross margin percentage                                          35%                26%             +9 pts
Operating income percentage                                      31%                20%            +11 pts

Melted product shipments:
   Volume (metric tons)                                        1,550              1,355            +14%
   Average selling price (per kilogram)                  $     38.25       $      17.55           +118%

Mill product shipments:
   Volume (metric tons)                                        3,750              3,340            +12%
   Average selling price (per kilogram)                  $     55.25       $      39.45            +40%

     Net sales. We experienced significant growth during the second quarter of 2006, as net sales increased 64%, or $117.2 million, compared to the second quarter of 2005. We, and the industry as a whole, have benefitted from significantly increased demand for titanium from the commercial aerospace and military sectors that has driven melted and mill titanium prices to record levels. As a result of these market factors, average selling prices for melted and mill products have increased 118% and 40%, respectively, over the same period in the prior year. In addition to the improved pricing we have experienced, we delivered 14% more melted products and 12% more mill products compared to the 2005 period. Our higher sales volume was a result of increased demand across all market sectors. Further, other product sales increased 22% compared to the prior year period due principally to improved demand for our fabrication products.

     As a result of current and future outlook for demand for our products, we are currently producing at approximately 90% of capacity at the majority of our facilities and therefore have initiated several strategic capital improvement projects at our existing facilities that will add capacity to capitalize on the anticipated increase in demand, as further discussed below.

     Cost of sales. Our cost of raw materials, primarily sponge and scrap, increased compared to the prior year due to increased industry-wide demand as well as demand in non-titanium markets that use titanium as an alloying agent. Additionally, we have experienced increasing rutile and energy costs compared to the prior year, but we have experienced a decrease in our non-titanium alloy costs in 2006 compared to 2005. To support the continued growth of our business, we increased our manufacturing headcount by approximately 130 compared to the 2005 period. Somewhat offsetting these cost increases, we were favorably impacted by improved plant operating rates, which increased to 91% of practical capacity in the second quarter of 2006 from 80% in the second quarter of 2005.

     Gross margin. During the second quarter 2006, gross margin increased 122% to $106.3 million compared to the same period in 2005, and our gross margin percentage increased to 35% in the second quarter of 2006 from 26% in the second quarter of 2005. The improvement was generally driven by the increase in sales prices partially offset by increased cost of goods sold.

     Operating income. Our second quarter of 2006 operating income increased 153% to $93.6 million compared to the same period in 2005, and our operating income percentage increased to 31% in the first quarter of 2006 from 20% in the second quarter of 2005. The increase in operating income is driven primarily by increases in gross margin.

     Our selling, general, administrative and development expense ("SGA&D") during the second quarter of 2006 increased $4.4 million to $17.4 million compared to the same period of 2005 primarily due to (i) $3.9 million of travel, relocation and severance expenses incurred in connection with the relocation of our headquarters to Dallas, Texas and our operational management and information technology group to Exton, Pennsylvania and (ii) increased employee compensation as a result of additional personnel to support expansion of our business.

     Partially offsetting the increase in SGA&D, our other operating income for the second quarter of 2006 increased $2.6 million to $4.6 million compared to the prior year period due primarily to an increase in equity in earnings in VALTIMET (our minority owned welded tube joint venture). Equity in earnings in VALTIMET increased to $4.1 million in the second quarter of 2006 compared to $1.3 million in the same period of 2005 due to stronger demand and increased pricing in the industrial tubing market.

     Interest expense. In March 2006, we redeemed all of the outstanding BUCS issued by the Capital Trust for our common shares or cash, and the Capital Trust was dissolved. As a result we incurred no interest expense associated with the Capital Trust during the second quarter of 2006 compared to $0.7 million incurred in the second quarter of 2005. This decrease in interest expense related to the Capital Trust was partially offset by additional interest expense on bank debt.

     Net other non-operating income and expense. We recognized net other non-operating expense of $1.7 million in the second quarter of 2006 compared to net other non-operating income of $15.4 million in the second quarter of 2005.

     During the second quarter of 2006, we accrued an additional $1.3 million for a change in estimate of the aggregate liability for worker's compensation bonds issued on behalf of a former subsidiary, Freedom Forge Corporation.

     Additionally, during the second quarter of 2006, the U.S. dollar weakened relative to British pound sterling and euro, which resulted in net currency transaction losses of $1.1 million. In contrast, we realized net currency transaction gains of $1.3 million during the second quarter of 2005, as the U.S. dollar strengthened relative to the British pound sterling and the euro.

     During the second quarter of 2005, we realized a gain of $13.9 million on the sale of certain property adjacent to our Henderson, Nevada plant site.

     Income taxes. We incurred income tax expense of $32.8 million in the second quarter of 2006 compared to $13.3 million in the same period last year. The increase in income tax expense in 2006 is primarily due to increased earnings and the $5.7 million reversal of the valuation allowance in 2005 attributable to our U.S. and U.K. deferred income tax assets.

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law provides for a special deduction from U.S. taxable income equal to a specified percentage of a U.S. company's qualified income from domestic manufacturing activities (as defined). Our provision for income taxes for the three months ended June 30, 2006 includes a tax benefit of $0.4 million related to such special deduction, and we included no tax benefit on our income tax provision for the three months ended June 30, 2005. For the three months ended June 30, 2006, our income tax rate did not vary significantly from the U.S. statutory rate.

     Minority interest. Minority interest relates principally to Compagnie Europeenne du Zirconium-CEZUS, S.A. ("CEZUS"), the 30% holder of our 70%-owned French subsidiary, TIMET Savoie, S.A. ("TIMET Savoie"). Minority interest during the second quarter of 2006 increased over the comparable period in 2005 due to increased net income at TIMET Savoie.

     Dividends on Series A Preferred Stock. When, as and if declared by our board of directors, holders of our Series A Preferred Stock are entitled to receive cumulative cash dividends at the rate of 6.75% of the $50 per share liquidation preference per annum per share (equivalent to $3.375 per annum per share). We paid dividends of $2.1 million to holders of the Series A Preferred Stock during the three months ended June 30, 2006, compared to $3.3 million during the three months ended June 30, 2005.

     Shares of our Series A Preferred Stock are convertible, at any time, at the option of the holder thereof, into thirteen and one-third shares of our common stock, subject to adjustment in certain events. The Series A Preferred Stock is not mandatorily redeemable, but is redeemable at our option after September 1, 2007. During the second quarter of 2006, certain holders of the Series A Preferred Stock converted an aggregate of 0.7 million shares of our Series A Preferred Stock into 9.7 million shares of our common stock.

First six months of 2006 compared to first six months of 2005

     Summarized financial information. The following table summarizes certain information regarding our results of operations for the six months ended June 30, 2006 and 2005.

                                                                 Six months ended
                                                                     June 30,
                                                         ---------------------------------
                                                              2006              2005             Change %
                                                         ---------------    --------------    ----------------
                                                          (Dollars in thousands, except
                                                               selling price data)
Net sales:
   Melted products                                       $    106,377       $    45,844           +132%
   Mill products                                              412,088           245,686            +68%
   Other products                                              69,372            47,451            +46%
                                                         ---------------    --------------

   Total net sales                                            587,837           338,981            +73%

Cost of sales                                                (373,216)         (262,146)           +42%
                                                         ---------------    --------------

Gross margin                                                  214,621            76,835           +179%

Selling, general, administrative and
   development expense                                        (32,619)          (25,339)           +29%
Other operating income and expenses, net                        6,691             4,821            +39%
                                                         ---------------    --------------

Operating income                                         $    188,693       $    56,317           +235%
                                                         ===============    ==============

Gross margin percentage                                           37%               23%            +14 pts
Operating income percentage                                       32%               17%            +15 pts


Melted product shipments:
   Volume (metric tons)                                         3,005             2,770             +8%
   Average selling price (per kilogram)                  $      35.40       $     16.55           +114%

Mill product shipments:
   Volume (metric tons)                                         7,425             6,440            +15%
   Average selling price (per kilogram)                  $      55.50       $     38.15            +45%

     Net sales. We experienced significant growth during the first six months of 2006, as net sales increased 73%, or $248.9 million, compared to the first six months of 2005. We, and the industry as a whole, have benefitted from significantly increased demand for titanium from the commercial aerospace and military sectors that has driven melted and mill titanium prices to record levels. As a result of these market factors, average selling prices for melted and mill products have increased 114% and 45%, respectively, over the same period in the prior year. In addition to the improved pricing we have experienced, we have delivered 8% more melted products and 15% more mill products compared to the 2005 period. Our higher sales volume was a result of increased demand across all market sectors. Further, other product sales increased 46% compared to the prior year period due principally to improved demand for our fabrication products.

     As a result of current and future outlook for demand for our products, we are currently producing at approximately 90% of capacity at the majority of our facilities and therefore have initiated several strategic capital improvement projects at our existing facilities that will add capacity to capitalize on the anticipated increase in demand, as further discussed below.

     Cost of sales. Our cost of raw materials, primarily sponge and scrap, increased compared to the prior year due to increased industry-wide demand as well as demand in non-titanium markets that use titanium as an alloying agent. Additionally, we have experienced increasing rutile and energy costs compared to the prior year, but we have experienced a decrease in our non-titanium alloy costs in 2006 compared to 2005. To support the continued growth of our business, we increased our manufacturing headcount by approximately 135 compared to the 2005 period. Somewhat offsetting these cost increases, we were favorably impacted by improved plant operating rates, which increased to 89% of practical capacity in the first six months of 2006 from 80% in the first six months of 2005. In addition, the 2005 period included a $1.2 million noncash impairment charge related to the abandonment of certain manufacturing equipment.

     Gross margin. During the first six months of 2006, gross margin increased 179% to $214.6 million compared to the same period in 2005. Our gross margin percentage increased to 37% in the first six months of 2006 from 23% in the first six months of 2005. The improvement was generally driven by the increase in sales prices partially offset by increased cost of goods sold.

     Operating  income.  Our first six months of 2006 operating income increased
235% to $188.7 million compared to the same period in 2005, and our operating income percentage increased to 32% in the first six months of 2006 from 17% in the first six months of 2005. The increase in operating income is driven primarily by increases in gross margin.

     SGA&D during the first six months of 2006 increased $7.3 million to $32.6 million compared to the same period of 2005 primarily due to (i) $5.1 million of travel, relocation and severance expenses incurred in connection with the relocation of our headquarters to Dallas, Texas and our operational management and information technology group to Exton, Pennsylvania and (ii) increased employee compensation as a result of additional personnel to support expansion of our business.

     Partially offsetting the increase in SGA&D, our other operating income for the first six months of 2006 increased $1.9 million to $6.7 million over the prior year period due primarily to an increase in equity in earnings in VALTIMET. Equity in earnings of VALTIMET increased to $6.3 million in the first six months of 2006 compared to $2.1 million in the same period of 2005 due to stronger demand and increased pricing in the industrial tubing market. Partially offsetting this increase, other operating income decreased $2.3 million during the first six months of 2006 compared to the 2005 period primarily related to other income of $1.8 million recognized in the first quarter of 2005 related to our settlement of a customer claim regarding prior order cancellations.

     Interest expense. Interest expense on bank debt and capital leases was $0.3 million higher in the 2006 period due to higher average outstanding debt levels as well as higher average interest rates, as compared to the 2005 period. This was offset by a decrease in interest expense for the first six months of 2006 compared to 2005 related to the redemption of our BUCS at the end of the first quarter of 2006.

     Net other non-operating income and expense. During the six months ended June 30, 2006, we recognized other non-operating expense of $1.4 million compared to other non-operating income of $16.2 million during the six months ended June 30, 2005.

     As discussed previously, our non-operating expense during the first half of 2006 included expense of $1.3 million related to a change in our estimated liability for certain worker's compensation bonds, and other non-operating income during the first half of 2005 included a gain on the sale of certain property of $13.9 million.

     Additionally, during the six months ended June 30, 2006, the U.S. dollar weakened relative to British pound sterling and euro, which resulted in net currency transaction losses of $1.5 million. In contrast, we realized net currency transaction gains of $1.5 million during the six months ended June 30, 2005 as the U.S. dollar strengthened relative to the British pound sterling and the euro.

     Income taxes. We incurred income tax expense of $66.1 million in the first six months of 2006 compared to an income tax benefit of $9.5 million in the same period last year. The increase in income tax expense in the first six months of 2006 is primarily due to increased earnings and the $35.6 million reversal of the valuation allowance in 2005 attributable to our U.S. and U.K. deferred income tax assets.

     Our provision for income taxes for the six months ended June 30, 2006 includes a tax benefit of $1.0 million related to the special deduction under the American Jobs Creation Act of 2004, and we included no tax benefit on our income tax provision for the six months ended June 30, 2005. For the six months ended June 30, 2006, our income tax rate did not vary significantly from the U.S. statutory rate. See Note 10 to the Condensed Consolidated Financial Statements.

     Minority interest. Minority interest during the first six months of 2006 increased over the comparable period in 2005 due to increased net income at TIMET Savoie.

     Dividends on Series A Preferred Stock. We paid dividends of $4.3 million to holders of the Series A Preferred Stock during the six months ended June 30, 2006, compared to $6.6 million during the six months ended June 30, 2005.

     During the first six months of 2006, certain holders of the Series A Preferred Stock converted an aggregate of 1.3 million shares of the Series A Preferred Stock into 16.9 million shares of our common stock.

European operations

     We have substantial operations located in the U.K., France and Italy. Approximately 35% of our sales originated in Europe for the six months ended June 30, 2006, of which approximately 54% were denominated in the British pound sterling or the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for our European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of our European subsidiaries are those of their respective countries, and the European subsidiaries are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of our European operations may be in U.S. dollars or in functional currencies. Our export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations.

     We do not use currency contracts to hedge our currency exposures. At June 30, 2006, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $87.4 million and $65.8 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable and accounts payable.

     VALTIMET has entered into certain derivative financial instruments that qualify as cash flow hedges under GAAP. Our pro-rata share of VALTIMET's unrealized net gains on such derivative financial instruments is included as a component of other comprehensive income.

Outlook

     In the first six months of 2006, we achieved record levels for net sales, operating income and net income. These levels were largely driven by increased demand in the commercial aerospace sector that, when coupled with the relatively short supply of raw materials, resulted in average selling prices for both melted and mill products reaching their highest historical levels. We expect that current industry-wide demand trends will continue beyond 2006.

     We also continue to expect the availability of certain raw materials to tighten, and, consequently, the prices for these raw materials are increasing. We currently expect the shortage in certain raw materials to continue throughout the remainder of 2006, which could limit our ability to produce enough titanium products to fully meet customer demand. In addition, we have certain long-term customer agreements that will somewhat limit our ability to pass on all of our increased raw material costs. However, we expect that the impact of higher average selling prices for melted and mill products in 2006 will more than offset such increased raw materials costs, as has been the case for the first half of 2006.

     In July 2006, The Airline Monitor, a leading aerospace publication, issued its semi-annual forecast for commercial aircraft deliveries. This forecast delays the expected delivery timeline for approximately one percent of the planes previously forecasted for delivery in 2006 and 2007. However, with an increase in expected deliveries from 2008 through 2010, this forecast confirms the previously projected trend of increasing large commercial aircraft deliveries in the five years ending in 2010, and the current estimate of 3,800 delivered aircraft exceeds previous five-year estimates by 80 planes. The current estimate of large commercial aircraft deliveries through 2010 includes 210 Boeing 787 wide bodies (which currently require a higher percentage of titanium in their airframes, engines and other parts than any other commercial aircraft). This updated forecast supports our belief that the titanium industry is in the early stages of the business cycle and that current industry-wide demand trends will likely continue beyond 2006.

     Our backlog at June 30, 2006 was $860 million, compared to $870 million at December 31, 2005 and $580 million at June 30, 2005. Our backlog has somewhat decreased from December 31, 2005 as discussions regarding volumes and pricing for 2007 orders continue with certain customers, and as a result, our backlog does not yet reflect orders that we expect to acknowledge during the third and fourth quarters of 2006.

     Cost of sales is affected by a number of factors including customer and product mix, material yields, plant operating rates, raw material costs, labor costs and energy costs. Raw material costs, which include sponge, scrap and alloys, represent the largest portion of our manufacturing cost structure, and, as previously discussed, continued cost increases for certain raw materials have occurred during the first half of 2006 and are expected to continue throughout the remainder of 2006. Scrap and other certain raw material costs have continued to rise, and increased energy costs also continue to have a negative impact on gross margin. We currently expect production volumes to remain at current levels for the remainder of 2006, with overall capacity utilization expected to approximate 90% of practical capacity for the full year 2006 (as compared to 80% in 2005). However, practical capacity utilization measures can vary significantly based on product mix.

     Based on the foregoing, we anticipate our full year 2006 net sales revenue to range from $1.1 billion to $1.2 billion and our full year 2006 operating income to range from $325 million to $350 million.

LIQUIDITY AND CAPITAL RESOURCES

     Our consolidated cash flows for the six months ended June 30, 2006 and 2005 are summarized below. The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

                                                                                 Six months ended June 30,
                                                                        --------------------------------------------
                                                                               2006                    2005
                                                                        --------------------    --------------------
Cash provided by (used in):
   Operating activities                                                 $          22,897       $          9,853
   Investing activities                                                           (35,564)               (27,200)
   Financing activities                                                             7,951                 15,779
                                                                        --------------------    --------------------

   Net cash used in operating, investing and
     financing activities                                               $          (4,716)      $         (1,568)
                                                                        ====================    ====================

     Operating activities. Cash flow from operations is considered a primary source of our liquidity. Changes in titanium pricing, production volume and customer demand, among other things, could significantly affect our liquidity.

     The increase in cash provided by operating activities was driven by the increase in net income which increased by $36.7 million to $115.0 million for the six months ended June 30, 2006, compared to net income of $78.3 million for the six months ended June 30, 2005.

     The increase in net income was offset by a decrease in cash provided by working capital. Accounts receivable increased during the first six months of 2006 and 2005 primarily as a result of increased sales. Inventories increased during the first six months of 2006 and 2005 as a result of increased run rates and related inventory build in order to meet expected customer demand, as well as the effects of increased raw material costs.

     Changes in accounts payable and accrued liabilities reflect, among other things, the timing of (i) payments to suppliers of titanium sponge, titanium scrap and other raw material purchases and (ii) changes to accrued employee benefits, including performance-based employee incentive compensation. During the first six months of 2006, we made cash payments of approximately $20 million to employees related to amounts earned during 2005 under our incentive based compensation plans compared to approximately $13 million paid in 2005 related to amounts earned during 2004.

     The increase in customer advances during the first six months of 2005 primarily reflects our receipt of a $27.9 million advance from Boeing in January 2005, partially offset by the application against customer purchases. Under our previous long-term agreement ("LTA") with Boeing, we received an annual $28.5 million (less $3.80 per pound of titanium product sold to Boeing subcontractors in the preceding year) customer advance from Boeing in January of each year related to Boeing purchases from us for that year. Effective July 1, 2005, we entered into a new LTA with Boeing, pursuant to which, beginning in 2006, the take-or-pay provisions under the previous LTA were replaced with an annual makeup payment early in the following year in the event Boeing purchases less than its annual commitment in any year. Accordingly, Boeing was not required to make an advance payment in January 2006.

     We utilized the remainder of our U.S. net operating loss carryforward during the first quarter of 2006, which loss carryforward only partially offset the U.S. current tax provision for the six months ended June 30, 2006. As a result, our provision for income taxes includes a provision for current income taxes of approximately $57.4 million (including a provision for U.S. taxes of approximately $39.5 million). We also recognized a current income tax benefit in the first six months of 2006 of $9.6 million related to the tax benefit from the exercise of stock options. Such income tax benefit is recognized as a direct increase in additional paid-in capital, in accordance with GAAP. We made aggregate cash payments for income taxes of $50.5 million in the first half of 2006 compared to $3.7 million in the first half of 2005. As a result, our income taxes payable decreased from $13.2 million at December 31, 2005 to $10.5 million at June 30, 2006. See also "Results of Operations - Income taxes" for further discussion of income taxes.

     Investing activities. Our capital expenditures were $34.9 million for the six months ended June 30, 2006, compared to $26.8 million for the comparable period in 2005. The 2006 amount includes expenditures related to our sponge plant expansion in Henderson, Nevada and our new electron beam cold hearth melt furnace at our facility in Morgantown, Pennsylvania. The 2005 amount includes expenditures related to construction on our now completed water conservation facility located in Henderson, Nevada as well as the expansion of our sponge plant.

     Financing activities. Cash provided during the six months ended June 30, 2006 related primarily to $10.6 million of proceeds from the issuance of common stock upon exercise of options and the related tax benefit of $9.6 million. These cash inflows were partially offset by our net debt repayments of $4.2 million, dividends paid on our Series A Preferred Stock of $4.3 million and dividends paid to CEZUS of $3.0 million during the first six months of 2006.

     Cash provided during the six months ended June 30, 2005 related primarily to our net borrowings of $23.5 million used in part to fund the ongoing construction projects and support the increase in inventory levels required to meet anticipated customer demand. Additionally, we received $1.1 million of cash from the issuance of common stock related to the exercise of certain employee stock options during the 2005 period. These cash inflows during the first half of 2005 were partially offset by our dividends paid on our Series A Preferred Stock of $6.6 million and dividends paid to CEZUS of $2.2 million.

     During the first quarter of 2006, 113,467 of our BUCS that were outstanding at December 31, 2005 were converted into an aggregate of 0.6 million shares of our common stock, and during the first six months of 2006, 1.3 million shares of our Series A Preferred Stock were converted into an aggregate of 16.9 million shares of our common stock. The cash impact from these transactions was nominal.

     Borrowing arrangements. On February 17, 2006, we entered into a new $175 million long-term credit agreement, replacing our previous U.S credit agreement, which was terminated on that date. The U.S. credit agreement is secured primarily by our U.S. accounts receivable, inventory, personal property, intangible assets, a pledge of 65% of TIMET UK's common stock and a negative pledge on U.S. fixed assets, and matures in February 2011. Borrowings under the U.S. credit agreement accrue interest at the U.S. prime rate or varying LIBOR-based rates based on a quarterly ratio of outstanding debt to EBITDA as defined by the agreement. The U.S. credit agreement also provides for the issuance of up to $10 million of letters of credit.

     The U.S. credit agreement contains certain restrictive covenants that, among other things, limit or restrict our ability to incur debt, incur liens, make investments, make capital expenditures or pay dividends. The U.S. credit agreement also requires compliance with certain financial covenants, including a minimum tangible net worth covenant, a fixed charge coverage ratio and a leverage ratio, and contains other covenants customary in lending transactions of this type including cross-default provisions with respect to our other debt and obligations. Borrowings under the U.S. credit agreement are limited to the lesser of $175 million or a formula-determined amount based upon U.S. accounts receivable, inventory and fixed assets (subject to pledging fixed assets). The formula-determined amount only applies if borrowings exceed 60% of the commitment amount or the leverage ratio exceeds a certain level, but based on our outstanding borrowings and leverage ratio at June 30, 2006, the formula-determined borrowing ceiling was not applicable at June 30, 2006. We were in compliance with all such covenants during the six months ended June 30, 2006.

     Under our U.K. facility, TIMET UK may borrow up to (pound)22.5 million, subject to a formula-determined borrowing base derived from the value of accounts receivable, inventory and property, plant and equipment. Borrowings under the U.K. facility can be in various currencies, including U.S. dollars, British pounds sterling and euros and are collateralized by substantially all of TIMET UK's assets. Interest on outstanding borrowings generally accrues at rates that vary from 1.125% to 1.375% above the lender's published base rate. The U.K. facility also contains financial ratios and covenants customary in lending transactions of this type, including a minimum net worth covenant. TIMET UK was in compliance with all covenants during the six months ended June 30, 2006.

     As of June 30, 2006, we had outstanding borrowings of $45.2 million under our U.S. credit agreement and $3.3 million under our U.K. credit facility. As of June 30, 2006, the weighted average interest rates on borrowings outstanding under our U.S. and U.K. credit facilities were 6.1% and 5.6%, respectively.

     As of June 30, 2006, we had $4.1 million of letters of credit outstanding under our U.S. credit facility required by various utilities and government entities for performance and insurance guarantees, and we had $3.7 million of letters of credit outstanding under our European credit facilities as collateral under certain inventory purchase contracts. These letters of credit reduce our borrowing availability under our credit facilities. Aggregate unused borrowing availability under our U.S. and U.K. credit facilities was approximately $164 million as of June 30, 2006. We also have overdraft and other credit facilities at certain of our other European subsidiaries, with aggregate unused borrowing availability of $15.7 million at June 30, 2006.

Future cash requirements

     Liquidity. Our primary source of liquidity on an on-going basis is our cash flows from operating activities and borrowings under various credit facilities. We generally use these amounts to (i) fund capital expenditures, (ii) repay indebtedness incurred primarily for working capital purposes and (iii) provide for the payment of dividends. From time-to-time we will incur indebtedness, generally to (i) fund short-term working capital needs, (ii) refinance existing indebtedness, (iii) make investments in marketable and other securities
(including the acquisition of securities issued by our subsidiaries and affiliates) or (iv) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business.

     We routinely evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our alternative uses of capital, debt service requirements, the cost of debt and equity capital and estimated future operating cash flows. As a result of this process, we have in the past, or in light of our current outlook, may in the future, seek to raise additional capital, modify our common and preferred dividend policies, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of common stock, purchase or redeem Series A Preferred Stock, sell assets, or take a combination of such steps or other steps to increase or manage our liquidity and capital resources. In the normal course of business, we investigate, evaluate, discuss and engage in acquisition, joint venture, strategic relationship and other business combination opportunities in the titanium, specialty metal and other industries. In the event of any future acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

     Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the twelve-month period ending June 30, 2007) and our long-term obligations (defined as the five-year period ending December 31, 2010, our time period for long-term budgeting). If actual developments differ from our expectations, our liquidity could be adversely affected.

     At June 30, 2006, we had credit available under existing U.S and European credit facilities of $179.7 million, and we had an aggregate of $13.9 million of restricted and unrestricted cash and cash equivalents.

     Capital expenditures. We intend to invest a total of approximately $110 million to $120 million for capital expenditures during 2006. Capital expenditures are primarily for improvements and upgrades to existing facilities, including expansions of sponge and melting capacity, and other additions of plant machinery and equipment. We have spent $34.9 million on capital expenditures through June 30, 2006.

     In May 2005, we announced our plans to expand our existing titanium sponge facility in Nevada. This expansion, which we currently expect to complete by the end of 2006, will provide the capacity to produce an additional 4,000 metric tons of sponge annually, an increase of approximately 47% over the current sponge production capacity levels at our Nevada facility.

     In April 2006, we announced our plans for the expansion of our electron beam cold hearth melt capacity in Pennsylvania. This expansion, which we currently expect to complete by early 2008, will have, depending on product mix, the capacity to produce an additional 8,500 metric tons of melted products, an increase of approximately 54% over the current production capacity levels at our Pennsylvania facility.

     We continue to evaluate additional opportunities to expand our production capacity including capital projects, acquisitions or other investments which, if consummated, any required funding would be provided by borrowings under our U.S. or European credit facilities.

Other

     Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (i) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties, and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. We continuously consider, review and evaluate such transactions, and understand that Contran, Valhi and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk, including foreign currency exchange rates, interest rates and security prices. There have been no material changes in these market risks since we filed our 2005 Annual Report, and we refer you to the report for a complete description of these risks.

Item 4.     CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Steven L. Watson, our Chief Executive Officer, and Bobby D. O'Brien, our Executive Vice President and Chief Financial Officer, have evaluated our disclosure controls and procedures as of June 30, 2006. Based upon their evaluation, and as a result of the material weaknesses identified in the 2005 Annual Report, these executive officers have concluded that our disclosure controls and procedures are not effective as of June 30, 2006. We have performed additional procedures in completing these Condensed Consolidated Financial Statements as of and for the quarter ended June 30, 2006 to ensure that the disclosures included were fairly presented in all material respects in accordance with GAAP.

     Scope of management's report on internal control over financial reporting. We also maintain internal control over financial reporting. The term "internal control over financial reporting," as defined by rule 13a-15(f) of the Exchange Act, means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

     o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

     o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition our assets that could have a material effect on our Consolidated Financial Statements.

     Changes in internal control over financial reporting. There has been no change to our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as specifically discussed below. We are in the process of remediating the three material weaknesses discussed in our 2005 Annual Report and continue to work toward completion of such remediation by or before December 31, 2006. To date, we have completed the following remediation activities:

     o We are in the process of hiring additional accounting and finance personnel, and to the extent necessary, critical functions or processes have been augmented by or transitioned to the additional associates;

     o We have implemented additional levels of manual review and authorization of journal entries at all of our significant locations. We will also further explore our IT solution options in the third quarter of 2006; and

     o We have continued to update certain key accounting policies and procedures and will continue to prioritize the preparation and distribution of such key policies and procedures throughout the remainder of 2006.

PART II. - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

     Refer to Note 11 of the Condensed Consolidated Financial Statements and to our 2005 Annual Report for descriptions of certain previously reported legal proceedings.

Item 1A.   RISK FACTORS

     There have been no material changes in the first six months of 2006 with respect to our risk factors presented in Item 1A. in our 2005 Annual Report on Form 10-K.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our 2006 Annual Meeting of Shareholders on May 23, 2006. Keith R. Coogan, Norman N. Green, Glenn R. Simmons, Harold C. Simmons, Thomas P. Stafford, Steven L. Watson and Paul J. Zucconi were elected as directors, each receiving votes "For" their election of at least 65.8 million of the 69.7 million common shares eligible to vote at the Annual Meeting.

Item 6.    EXHIBITS

      10.1*    Titanium   Metals   Corporation   Amended   and   Restated   1996
               Non-Employee Director Compensation Plan, as amended and restated effective May 23, 2006.

      31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               * Management contract, compensatory plan or arrangement.

              Note: We have  retained a signed  original of any  exhibit  listed above that contains signatures, and we will provide any such exhibit to the SEC or its staff upon request. Such request should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TITANIUM METALS CORPORATION
                                   ------------------------------



Date: August 4, 2006                  By  /s/ Bobby D. O'Brien
                                          ------------------------------------
                                          Bobby D. O'Brien
                                          Executive Vice President and
                                           Chief Financial Officer


Date: August 4, 2006                  By  /s/ Scott E. Sullivan
                                          ------------------------------------
                                          Scott E. Sullivan
                                          Vice President and Controller
                                          Principal Accounting Officer