Form 10-Q
period 2006-09-30
TITANIUM METALS CORP
filed 2006-11-08
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

                         Commission file number 1-14368


                           Titanium Metals Corporation
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                                13-5630895
-------------------------------------------------- -----------------------------
(State or other jurisdiction of incorporation or  (IRS Employer Identification
                  organization)                               No.)



              5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697
--------------------------------------------------------------------------------
                (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (972) 233-1700
                                                           --------------


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

Number of shares of common stock outstanding on November 1, 2006: 161,157,557

                           TITANIUM METALS CORPORATION

                                      INDEX


                                                                                                            Page
                                                                                                           Number
                                                                                                           ------

PART I.       FINANCIAL INFORMATION

     Item 1.     Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets as of September 30, 2006
                     (unaudited) and December 31, 2005 ...................................................    2

                 Condensed Consolidated Statements of Income for the three and
                     nine months ended September 30, 2006 and 2005 (unaudited)............................    4

                 Condensed Consolidated Statements of Comprehensive Income for
                     the three and nine months ended September 30, 2006 and 2005
                     (unaudited)..........................................................................    5

                 Condensed Consolidated Statements of Cash Flows for the nine months
                     ended September 30, 2006 and 2005 (unaudited)........................................    6

                 Condensed Consolidated Statement of Changes in Stockholders'
                     Equity for the nine months ended September 30, 2006 (unaudited)......................    8

                 Notes to Condensed Consolidated Financial Statements.....................................    9

     Item 2.     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations............................................................   19

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk...............................   32

     Item 4.     Controls and Procedures..................................................................   32

PART II.     OTHER INFORMATION

     Item 1.     Legal Proceedings........................................................................   33

     Item 1A.    Risk Factors.............................................................................   33

     Item 6.     Exhibits.................................................................................   33

                           TITANIUM METALS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                               September 30,           December 31,
ASSETS                                                                             2006                    2005
                                                                            --------------------    --------------------
                                                                                 (unaudited)
Current assets:
   Cash and cash equivalents                                                $          26,660       $          17,605
   Restricted cash and cash equivalents                                                   146                     146
   Accounts and other receivables, less allowance
      of $1,653 and $1,983, respectively                                              178,110                 142,902
   Inventories                                                                        489,155                 365,696
   Income tax receivable                                                                4,733                     953
   Prepaid expenses and other                                                           6,265                   3,532
   Deferred income taxes                                                               12,555                  19,436
                                                                            --------------------    --------------------

       Total current assets                                                           717,624                 550,270

Marketable securities                                                                  44,395                  46,477
Investment in joint ventures                                                           34,001                  25,978
Property and equipment, net                                                           295,865                 252,990
Prepaid pension cost                                                                   27,375                  22,337
Deferred income taxes                                                                   7,477                   8,009
Other                                                                                     889                   1,203
                                                                            --------------------    --------------------

       Total assets                                                         $       1,127,626       $         907,264
                                                                            ====================    ====================




     See accompanying Notes to Condensed Consolidated Financial Statements.

                           TITANIUM METALS CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      (In thousands, except per share data)


                                                                               September 30,           December 31,
LIABILITIES, MINORITY INTEREST AND                                                 2006                    2005
                                                                            --------------------    --------------------
STOCKHOLDERS' EQUITY                                                             (unaudited)

Current liabilities:
   Accounts payable                                                         $          70,566       $          61,457
   Accrued liabilities                                                                 74,935                  75,698
   Customer advances                                                                   15,316                  15,577
   Income taxes payable                                                                18,163                  13,151
   Deferred income taxes                                                                  567                      30
   Other                                                                                  749                     937
                                                                            --------------------    --------------------

       Total current liabilities                                                      180,296                 166,850

Long-term debt                                                                         55,283                  51,359
Accrued OPEB cost                                                                      17,059                  15,580
Accrued pension cost                                                                   63,453                  58,450
Accrued environmental cost                                                              1,948                   1,948
Deferred income taxes                                                                  28,186                  27,445
Debt payable to TIMET Capital Trust I                                                       -                   5,852
Other                                                                                   4,865                   4,089
                                                                            --------------------    --------------------

       Total liabilities                                                              351,090                 331,573
                                                                            --------------------    --------------------

Minority interest                                                                      18,010                  13,523
                                                                            --------------------    --------------------

Stockholders' equity:
   Series A Preferred Stock, $.01 par value; $85,688
     liquidation preference; 4,025 shares authorized; 1,714
     and 2,983 shares issued and outstanding, respectively                             76,131                 132,493
   Common stock, $.01 par value; 200,000 shares
     authorized; 161,134 and 141,930 shares
     issued, respectively                                                               1,611                   1,419
   Additional paid-in capital                                                         482,770                 400,348
   Retained earnings                                                                  229,636                  66,179
   Accumulated other comprehensive loss                                               (31,622)                (38,271)
                                                                            --------------------    --------------------

         Total stockholders' equity                                                   758,526                 562,168
                                                                            --------------------    --------------------

       Total liabilities, minority interest and
                  stockholders' equity                                      $       1,127,626       $         907,264
                                                                            ====================    ====================

Commitments and contingencies (Note 11)



     See accompanying Notes to Condensed Consolidated Financial Statements.

                           TITANIUM METALS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                                 Three months ended                     Nine months ended
                                                                    September 30,                         September 30,
                                                          ----------------------------------    ----------------------------------
                                                               2006               2005               2006               2005
                                                          ---------------    ---------------    ---------------    ---------------
                                                                                        (unaudited)

Net sales                                                 $      271,808     $     190,032      $      859,644     $      529,013
Cost of sales                                                    174,031           134,284             547,246            396,430
                                                          ---------------    ---------------    ---------------    ---------------

   Gross margin                                                   97,777            55,748             312,398            132,583

Selling, general, administrative and
 development expense                                              17,163            13,287              49,781             38,625
Equity in earnings of joint ventures                               4,789             1,235              11,113              3,381
Other income (expense), net                                         (846)            8,048                (480)            10,723
                                                          ---------------    ---------------    ---------------    ---------------

  Operating income                                                84,557            51,744             273,250            108,062

Interest expense                                                     765             1,080               2,392              2,697
Other non-operating income (expense), net                            620             1,350                (762)            17,518
                                                          ---------------    ---------------    ---------------    ---------------

  Income before income taxes and minority
   interest                                                       84,412            52,014             270,096            122,883

Income tax expense                                                28,592            14,426              94,695              4,886
Minority interest in after tax earnings                            1,651             1,325               6,213              3,430
                                                          ---------------    ---------------    ---------------    ---------------

   Net income                                                     54,169            36,263             169,188            114,567

Dividends on Series A Preferred Stock                              1,445             2,830               5,374              9,426
                                                          ---------------    ---------------    ---------------    ---------------

   Net income attributable to
     common stockholders                                  $       52,724     $      33,433      $      163,814     $      105,141
                                                          ===============    ===============    ===============    ===============

Earnings per share attributable to common
 stockholders:
     Basic                                                $         0.33     $        0.26      $         1.07      $        0.82
     Diluted                                              $         0.29     $        0.20      $         0.92      $        0.63

Weighted average shares outstanding:
     Basic                                                       161,117           131,104             152,917            128,923
     Diluted                                                     184,184           182,063             183,750            181,461


     See accompanying Notes to Condensed Consolidated Financial Statements.

                           TITANIUM METALS CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)



                                                                                                 Nine months ended
                                                                                                   September 30,
                                                                                      ----------------------------------------
                                                                                            2006                  2005
                                                                                      ------------------    ------------------
                                                                                                    (unaudited)

Net income                                                                            $      169,188        $      114,567
                                                                                      ------------------    ------------------

Other comprehensive income (loss), net of tax:

   Currency translation adjustment                                                             9,225               (10,378)

   Unrealized losses on marketable securities                                                 (2,082)                 (935)

   TIMET's share of VALTIMET SAS's unrealized net losses on
     derivative financial instruments qualifying as cash flow hedges                            (494)                 (288)
                                                                                      ------------------    ------------------

     Total other comprehensive income (loss)                                                   6,649               (11,601)
                                                                                      ------------------    ------------------

   Comprehensive income                                                               $      175,837        $      102,966
                                                                                      ==================    ==================






     See accompanying Notes to Condensed Consolidated Financial Statements.

                           TITANIUM METALS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  Nine months ended September 30,
                                                                              ----------------------------------------
                                                                                     2006                 2005
                                                                              -------------------   ------------------
                                                                                            (unaudited)
Cash flows from operating activities:
   Net income                                                                 $       169,188       $       114,567
   Depreciation and amortization                                                       25,466                23,357
   Loss (gain) on disposal of property and equipment                                      601               (12,281)
   Equity in earnings of joint ventures, net
     of distributions                                                                  (7,703)               (3,381)
   Deferred income taxes                                                                9,761               (10,549)
   Excess tax benefit of stock option exercises                                        (9,953)                    -
   Minority interest, net of tax                                                        6,212                 3,429
   Other, net                                                                            (329)                  (50)
   Change in assets and liabilities:
     Receivables                                                                      (29,891)              (48,861)
     Inventories                                                                     (114,767)              (86,925)
     Prepaid expenses and other                                                        (2,642)               (3,298)
     Accounts payable and accrued liabilities                                           9,448                17,343
     Customer advances                                                                   (945)               12,298
     Income taxes                                                                       9,385                10,201
     Deferred revenue                                                                  (6,735)                  326
     Accrued OPEB and pension costs                                                     1,479                   384
     Other, net                                                                        (1,067)                  492
                                                                              -------------------   ------------------
       Net cash provided by operating activities                                       57,508                17,052
                                                                              -------------------   ------------------

Cash flows from investing activities:
   Capital expenditures                                                               (62,460)              (43,292)
   Purchase of marketable securities                                                        -                (2,223)
   Proceeds from sale of property                                                           -                 1,289
   Other, net                                                                            (660)                  576
                                                                              -------------------   ------------------
       Net cash used in investing activities                                          (63,120)              (43,650)
                                                                              -------------------   ------------------

Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                                       505,219               255,248
     Repayments                                                                      (502,563)             (222,701)
   Dividends paid on Series A Preferred Stock                                          (5,731)               (9,687)
   Dividend paid to minority shareholder                                               (2,994)               (2,216)
   Issuance of common stock                                                            10,689                 5,256
   Excess tax benefit of stock option exercises                                         9,953                     -
   Other, net                                                                            (776)                  (16)
                                                                              -------------------   ------------------
       Net cash provided by financing activities                                       13,797                25,884
                                                                              -------------------   ------------------

Net cash provided by (used in) operating, investing and
   financing activities                                                       $         8,185       $          (714)
                                                                              ===================   ==================

     See accompanying Notes to Condensed Consolidated Financial Statements.

                           TITANIUM METALS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (In thousands)


                                                                                  Nine months ended September 30,
                                                                              ----------------------------------------
                                                                                    2006                  2005
                                                                              ------------------    ------------------
                                (unaudited)
Cash and cash equivalents:
   Net increase (decrease) from:
     Operating, investing and financing activities                            $         8,185       $         (714)
     Effect of exchange rate changes on cash                                              870                 (940)
                                                                              ------------------    ------------------
                                                                                        9,055               (1,654)
   Cash and cash equivalents at beginning of period                                    17,605                7,194
                                                                              ------------------    ------------------

   Cash and cash equivalents at end of period                                 $        26,660       $        5,540
                                                                              ==================    ==================


Supplemental disclosures:
   Cash paid for:
     Interest                                                                 $         1,839       $        2,297
     Income taxes, net                                                        $        74,976       $        5,214

   Noncash investing and financing activities:
     Capital lease obligations incurred on certain leases
       entered into for new equipment                                         $           561       $            -



     See accompanying Notes to Condensed Consolidated Financial Statements.

                           TITANIUM METALS CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                                 (In thousands)

                                                                                                   Accumulated
                                                         Series A    Additional                        Other
                                  Common      Common     Preferred     Paid-in         Retained    Comprehensive
                                  Shares       Stock      Stock        Capital         Earnings         Loss           Total
                                 ---------  ---------  -----------  ------------    ------------  ---------------  ------------
                                                                         (unaudited)

Balance at December 31, 2005       141,930  $   1,419  $  132,493   $   400,348     $  66,179     $      (38,271)  $   562,168
   Net income                            -          -           -             -       169,188                  -       169,188
   Other comprehensive
    income                               -          -           -             -             -              6,649         6,649
   Issuance of common stock          2,286         23           -        10,605                                -        10,628
   Conversion of Series A
    Preferred Stock                 16,918        169     (56,362)       61,864             -                  -         5,671
   Tax benefit of stock
    options exercised                    -          -           -         9,953             -                  -         9,953
   Dividends declared on
    Series A Preferred Stock             -          -           -             -        (5,731)                 -        (5,731)
                                 ---------  ---------  -----------  ------------    ----------    ---------------  ------------

Balance at September 30, 2006      161,134  $   1,611  $   76,131   $   482,770     $ 229,636     $      (31,622)  $   758,526
                                 =========  =========  ===========  ============    ==========    ===============  ============



     See accompanying Notes to Condensed Consolidated Financial Statements.

                           TITANIUM METALS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of presentation and organization

     Basis of presentation. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005 that we filed with the Securities and Exchange Commission ("SEC") on March 24, 2006 (our "2005 Annual Report"). They include the accounts of Titanium Metals Corporation and its majority owned subsidiaries (collectively referred to as "TIMET") except the TIMET Capital Trust I ("Capital Trust"). Unless otherwise indicated, references in this report to "we", "us" or "our" refer to TIMET and its subsidiaries, taken as a whole. All material intercompany transactions and balances with consolidated subsidiaries have been eliminated. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2005 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have condensed or omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2005) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Our results of operations for the interim periods ended September 30, 2006 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2005 Consolidated Financial Statements contained in our 2005 Annual Report. Our first three fiscal quarters reported are the approximate 13-week periods ending on the Saturday generally nearest to March 31, June 30 and September 30. Our fourth fiscal quarter and fiscal year always end on December 31. For presentation purposes, our financial statements and accompanying notes have been presented as ended on March 31, June 30, September 30 and December 31, as applicable.

     Organization. At September 30, 2006, Valhi, Inc. and subsidiaries held 35.1% of our outstanding common stock and 0.9% of our 6.75% Series A Convertible Preferred Stock. At September 30, 2006, Contran Corporation held, directly or through its subsidiaries, approximately 92% of Valhi's outstanding common stock. At September 30, 2006, the Combined Master Retirement Trust ("CMRT"), a trust sponsored by Contran to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Contran and certain related companies, held 9.5% of our common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT. At September 30, 2006, Mr. Simmons directly owned 3.0% of our outstanding common stock and Mr. Simmons' spouse owned 93.4% of our outstanding Series A Preferred Stock and a nominal number of shares of our common stock. Consequently, Mr. Simmons may be deemed to control each of Contran, Valhi and us.

     Stock splits. We effected two-for-one splits of our common stock on February 16, 2006 and May 15, 2006. All share and per share disclosures contained in this report have been adjusted for all periods to give effect to these stock splits.

Recent Accounting Pronouncements

     Share-based payments. On January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, which was allowed under the original provisions of SFAS 123, Accounting for Stock-Based Compensation. Prior to the adoption of SFAS 123R and as permitted by SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure, we elected to follow APB 25 and related interpretations in accounting for our employee stock options and implemented the disclosure-only provisions of SFAS 123 and SFAS 148.

     We adopted SFAS 123R using the modified prospective method. Under this transition method, stock compensation expense would include the cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, as well as those share-based payments granted subsequent to December 31, 2005. All of our outstanding options were fully vested as of our adoption date, and all compensation costs previously measured under SFAS 123 have been previously reported in our pro forma disclosures. Our adoption of SFAS 123R did not have a material effect on our consolidated financial position or results of operations. If we were to grant a significant number of options or modify, repurchase or cancel existing options in the future, we could recognize material amounts of compensation cost related to such options in our consolidated financial statements. If we had accounted for our stock-based employee compensation in accordance with the fair value-based recognition provisions of SFAS 123 for all awards granted subsequent to January 1, 1995, there would have been no material effect on our reported net income and related per share amounts, for the three and nine months ended September 30, 2005. Also upon adoption of SFAS 123R, we began reflecting the excess tax benefits from the exercise of stock-based compensation awards in cash flows from financing activities. SFAS 123R also requires certain expanded disclosures regarding share-based compensation, and we provided these expanded disclosures in our 2005 Annual Report.

     Inventory costs. On January 1, 2006, we adopted SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. Our adoption of SFAS 151 did not have a material impact on our consolidated financial position or results of operations as our existing production cost accounting already conforms to the requirements of SFAS 151.

     Uncertain tax positions. In the second quarter of 2006 the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertain Tax Positions, which will become effective for us on January 1, 2007. FIN 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns under SFAS 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves. Among other things, FIN 48 will prohibit us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%. FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard. We will also be required to classify any future reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position. We are currently evaluating the impact of FIN 48 on our consolidated financial position and results of operations.

     Quantifying financial statement misstatements. In the third quarter of 2006 the SEC issued Staff Accounting Bulletin ("SAB") No. 108 expressing their views regarding the process of quantifying financial statement misstatements. The SAB is effective for us no later than the fourth quarter of 2006. According to SAB 108 both the "rollover" and "iron curtain" approaches must be considered when evaluating a misstatement for materiality. This is referred to as the "dual approach." For companies that have previously evaluated misstatements under one, but not both, of these methods, SAB 108 provides companies with a one-time option to record the cumulative effect of their prior unadjusted misstatements in a manner similar to a change in accounting principle in their 2006 annual financial statements if (i) the cumulative amount of the unadjusted misstatements as of January 1, 2006 would have been material under the dual approach to their annual financial statements for 2005 or (ii) the effect of correcting the unadjusted misstatements during 2006 would cause those annual financial statements to be materially misstated under the dual approach. We are still evaluating the impact, if any, that SAB 108 will have on our consolidated financial statements.

     Fair value measurements. In the third quarter of 2006 the FASB issued SFAS No. 157, Fair Value Measurements, which will become effective for us on January 1, 2008. SFAS 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements. SFAS 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods. We will be required to ensure all of our fair value measurements are in compliance with SFAS 157 on a prospective basis beginning in the first quarter of 2008. In addition, we will be required to expand our disclosures regarding the valuation methods and level of inputs we utilize in the first quarter of 2008. The adoption of this standard is not expected to have a material effect on our consolidated financial position or results of operations.

     Pension and other postretirement plans. In the third quarter of 2006 the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 requires us to recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension and postretirement benefit plans on our Consolidated Balance Sheets. We will recognize, through other comprehensive income, prior unrecognized gains and losses and prior service costs or credits, net of tax, as of December 31, 2006 that we currently amortize through net periodic benefit cost. All future changes in the funded status of these plans will be recognized through comprehensive income (either net income or other comprehensive income), net of tax. We will also provide certain new disclosures related to these plans. This standard does not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost recognized in net income.

     The asset and liability recognition and disclosure requirements of this standard will become effective for us as of December 31, 2006 and are adopted prospectively. We will not complete the 2006 assessment of the funded status of our pension and postretirement benefit plans until after December 31, 2006. At December 31, 2005, our U.S. pension plan was over funded by $5.3 million, our European pension plans were under funded by $55.2 million and our other postretirement benefit plan was under funded by $17.8 million. At that date, we had an $11.3 million asset related to our U.S. pension plan, an $11.0 million asset and a $63.8 million liability related to our European pension plans and a $17.8 million liability related to our other postretirement benefit plan recognized on our consolidated balance sheet. Our 2006 funded status will be based in part on certain actuarial assumptions that we cannot yet determine and differences between the actual and expected return on plan assets during the year. Therefore, we are not yet able to determine the impact this standard will have on our Consolidated Financial Statements. However, upon adoption of SFAS 158, we believe our U.S. pension plan will continue to be over funded and our European pension plans and our OPEB plan will continue to be under funded at December 31, 2006, which is expected to result in a net reduction of our stockholders' equity at December 31, 2006. The full disclosure of the funded status of our defined benefit pension and postretirement benefit plans at December 31, 2005 can be found in Note 16 to our 2005 Annual Report.

Note 2 - Inventories

                                                                             September 30,             December 31,
                                                                                  2006                    2005
                                                                          ---------------------    -------------------
                                                                                        (In thousands)

Raw materials                                                             $          141,552       $        89,956
Work-in-process                                                                      225,980               169,856
Finished products                                                                     82,582                73,395
Inventory consigned to customers                                                      21,020                20,000
Supplies                                                                              18,021                12,489
                                                                          ---------------------    -------------------

                           Total inventories                              $          489,155       $       365,696
                                                                          =====================    ===================

Note 3 - Marketable securities

     The following table summarizes our marketable securities as of September 30, 2006 and December 31, 2005:

                                                         September 30, 2006                 December 31, 2005
                                                    ------------------------------    ------------------------------
              Marketable security                      Shares         Market Value        Shares        Market Value
------------------------------------------------    --------------    ------------    --------------   -------------
                                                                        (Dollars in thousands)

CompX International, Inc. ("CompX") (1)                2,696,420      $    42,037        2,696,420     $    43,197
NL Industries, Inc. ("NL")                               222,100            2,208          222,100           3,129
Kronos Worldwide, Inc. ("Kronos")                          5,203              150            5,203             151
                                                                      ------------                     -------------

         Total marketable securities                                  $   44,395                       $   46,477
                                                                      ============                     =============

-------------------------------------------------------------------------------
(1) We directly held 483,600 shares of CompX as of September 30, 2006 and December 31, 2005. The remaining 2,212,820 shares are held through CompX Group Inc.

     As of September 30, 2006 and December 31, 2005, the aggregate cost basis of our marketable securities was $36.9 million. We recognized an unrealized loss of $2.1 million (net of tax benefits) for the nine months ended September 30, 2006 and an unrealized loss of $0.9 million (net of tax benefits) for the nine months ended September 30, 2005 in stockholders' equity as a component of other comprehensive income (loss).

Note 4 - Property and equipment

                                                                               September 30,            December 31,
                                                                                   2006                    2005
                                                                            --------------------    ------------------
                                                                                         (In thousands)

Land and improvements                                                       $           8,821       $         8,922
Buildings and improvements                                                             37,797                37,259
Information technology systems                                                         64,390                61,175
Manufacturing equipment and other                                                     366,504               348,080
Construction in progress                                                               75,464                31,488
                                                                            --------------------    ------------------

Total property and equipment                                                          552,976               486,924
Less accumulated depreciation                                                         257,111               233,934
                                                                            --------------------    ------------------

     Total property and equipment, net                                      $         295,865       $       252,990
                                                                            ====================    ==================

Note 5 - Accrued liabilities

                                                                               September 30,           December 31,
                                                                                   2006                    2005
                                                                           ---------------------    ------------------
                                                                                         (In thousands)

OPEB cost                                                                  $           2,682        $         2,181
Pension cost                                                                           5,813                  5,353
Payroll and vacation                                                                   4,697                  6,227
Incentive compensation                                                                16,808                 20,091
Other employee benefits                                                               13,596                  9,938
Deferred revenue                                                                       7,804                 14,525
Environmental costs                                                                    1,001                  1,718
Taxes, other than income                                                               6,765                  5,318
Other                                                                                 15,769                 10,347
                                                                           ---------------------    ------------------

     Total accrued liabilities                                             $          74,935        $        75,698
                                                                           =====================    ==================

Note 6 - Bank debt and capital lease obligations

                                                                               September 30,            December 31,
                                                                                   2006                    2005
                                                                           ---------------------    ------------------
                                                                                         (In thousands)

Long-term debt:
  U.S. credit facility                                                     $          55,283        $        40,255
  U.K. credit facility                                                                     -                 11,104
                                                                           ---------------------    ------------------

     Total long-term debt                                                  $          55,283        $        51,359
                                                                           =====================    ==================

Capital lease obligations:
  Current                                                                  $             241        $            19
  Non-current                                                                            485                    138
                                                                           ---------------------    ------------------

     Total capital lease obligations                                       $             726        $           157
                                                                           =====================    ==================

     Credit agreements. On February 17, 2006, we entered into a new $175 million long-term U.S. credit agreement, replacing the previous U.S. credit agreement terminated on that date. We incurred $0.7 million of financing costs related to this new credit agreement that were deferred and are being amortized over the five-year term of the credit agreement. The amount we show as outstanding under our U.S. credit facility at September 30, 2006 includes $12.4 million of outstanding checks. We are required to classify these outstanding checks as borrowings under this facility. As of September 30, 2006, the weighted average interest rate on borrowings outstanding under our U.S. credit agreement was 6.3%. At September 30, 2006 we had no outstanding borrowings under our European credit facilities. Our borrowing availability under our U.S. and European credit facilities, including the effect of our outstanding checks, was $172.7 million as of September 30, 2006.

     Letters of credit. As of September 30, 2006, we had $4.1 million of letters of credit outstanding under our U.S. credit facility required by various utilities and government entities for performance and insurance guarantees, and we had $3.6 million of letters of credit outstanding under our European credit facilities as collateral under certain inventory purchase contracts. These letters of credit reduce our borrowing availability under our credit facilities.

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

Note 8 - Employee benefits

     Defined benefit pension plans. The components of the net periodic pension expense are set forth below:

                                                      Three months ended                  Nine months ended
                                                        September 30,                       September 30,
                                               ---------------------------------    -------------------------------
                                                    2006               2005             2006              2005
                                               ----------------    -------------    --------------    -------------
                                                                          (In thousands)

Service cost                                   $         1,159     $        901     $     3,381       $      2,798
Interest cost                                            3,518            3,346          10,322             10,298
Expected return on plan assets                          (4,642)          (3,651)        (13,682)           (11,198)
Amortization of net losses                                 839            1,186           2,438              3,640
Amortization of unrecognized prior
 service cost                                              139              139             417                417
                                               ----------------    -------------    --------------    -------------

  Total pension expense                        $         1,013     $      1,921     $     2,876       $      5,955
                                               ================    =============    ==============    =============

     Postretirement benefits other than pensions ("OPEB"). The components of net OPEB expense are set forth below:

                                                          Three months ended                   Nine months ended
                                                             September 30,                        September 30,
                                                    -------------------------------    -------------------------------
                                                        2006              2005             2006              2005
                                                    --------------    -------------    --------------    -------------
                                                                              (In thousands)

Service cost                                        $        213      $        165     $        639      $        496
Interest cost                                                450               413            1,349             1,239
Amortization of unrecognized prior
  service cost                                              (116)             (116)            (348)             (348)
Amortization of net losses                                   354               245            1,061               735
                                                    --------------    ------------- -- --------------    -------------

  Total OPEB expense                                $        901      $        707     $      2,701      $      2,122
                                                    ==============    =============    ==============    =============

Note 9 - Other income and expense

                                                           Three months ended                   Nine months ended
                                                               September 30,                      September 30,
                                                      -------------------------------    -------------------------------
                                                          2006             2005              2006             2005
                                                      -------------    --------------    -------------    --------------
                                                                               (In thousands)
Other operating income (expense):
   Settlement of customer claim                       $          -     $          -      $          -     $      1,800
   Boeing take-or-pay                                            -            8,285                 -            8,729
   Other, net                                                 (846)            (237)             (480)             194
                                                      -------------    --------------    -------------    --------------

     Total other operating income, net                $       (846)    $      8,048      $       (480)    $     10,723
                                                      =============    ==============    =============    ==============

Other non-operating income (expense):
   Dividends and interest                             $        922     $        491      $      2,378     $      1,440
   Gain on sale of property                                      -                -                 -           13,881
   Foreign exchange gain (loss), net                          (238)             498            (1,733)           2,030
   Other, net                                                  (64)             361            (1,407)             167
                                                      -------------    --------------    -------------    --------------

     Total other non-operating income
        (expense), net                                $        620     $      1,350      $       (762)    $     17,518
                                                      =============    ==============    =============    ==============

     During the second quarter of 2006, we accrued an additional $1.3 million for a change in estimate of the aggregate liability for worker's compensation bonds issued on behalf of a former subsidiary, Freedom Forge Corporation.

Note 10 - Income taxes

                                                                 Nine months ended
                                                                   September 30,
                                                              --------------------
                                                                 2006       2005
                                                              ---------   --------
                                                                 (In thousands)

Expected income tax expense, at 35%                           $ 94,534    $ 43,009
Non-U.S. tax rates                                              (1,645)       (863)
U.S. state income taxes, net                                     4,580       1,706
Dividends received deduction                                      (249)       (227)
Change in state income tax law                                       -         550
Tax on repatriation of foreign earnings                              -         998
Adjustment of deferred income tax asset valuation allowance          -     (41,345)
Nontaxable income                                                 (995)       (165)
Domestic manufacturing credit                                   (1,445)          -
Other, net                                                         (85)      1,223
                                                              --------    --------

         Total income tax expense                             $ 94,695    $  4,886
                                                              ========    ========

     At September 30, 2006, we had a capital loss carryforward of $73.0 million for U.S. federal income tax purposes that expires in 2008. We have recognized a deferred income tax asset valuation allowance for the majority of this capital loss carryforward.

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law provides for a special deduction from U.S. taxable income equal to a specified percentage of a U.S. company's qualified income from domestic manufacturing activities (as defined). Our provision for income taxes includes a tax benefit of $1.4 million for the first nine months of 2006 related to such special deduction and no tax benefit on our income tax provision during the first nine months of 2005.


Note 11 - Commitments and contingencies

     Environmental matters. We are continuing assessment work with respect to our active plant site in Henderson, Nevada. As of September 30, 2006, we have accrued $2.0 million representing our estimate of the probable costs for remediation of this site. We expect these accrued expenses to be paid over the remediation period of up to thirty years. We estimate the upper end of the range of reasonably possible costs related to this matter, including the current accrual, to be approximately $4.2 million. In addition to the remaining estimated costs for our remediation efforts at our Henderson site, during the third quarter of 2006 we accrued for a $1.1 million asset retirement obligation related to asbestos removal at our Henderson site.

     We accrue liabilities related to environmental remediation obligations when estimated future costs are probable and estimable. We evaluate and adjust our estimates as additional information becomes available or as circumstances change. Estimated future costs are not discounted to their present value. In the future, if the standards or requirements under environmental laws or regulations become more stringent, if our testing and analysis at our operating facilities identify additional environmental remediation, or if we determine that we are responsible for the remediation of hazardous substance contamination at other sites, then we may incur additional costs in excess of our current estimates. We do not know if actual costs will exceed our current estimates, if additional sites or matters will be identified which require remediation or if the estimated costs associated with previously identified sites requiring environmental remediation will become estimable in the future.

     Legal proceedings. We are also involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to our present and former businesses. In certain cases, we have insurance coverage for these items, although we do not expect any additional material insurance coverage for our environmental claims. We currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations and liquidity beyond the accruals already provided for.

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

                                                          Three months ended                 Nine months ended
                                                             September 30,                     September 30,
                                                    -------------------------------    -------------------------------
                                                        2006              2005             2006              2005
                                                    --------------    -------------    --------------    -------------
                                                                              (In thousands)
Numerator:
  Net income attributable to common
     stockholders (1)                               $     52,724      $     33,433     $    163,814      $    105,141
  Dividends on Series A
     Preferred Stock                                       1,445             2,830            5,374             9,426
  Interest expense on BUCS, net of tax                         -                73               43               235
                                                    --------------    -------------    --------------    -------------

  Diluted net income attributable
     to common stockholders                         $     54,169      $     36,336     $    169,231      $    114,802
                                                    ==============    =============    ==============    =============

Denominator:
  Average common shares outstanding                      161,117           131,104          152,917           128,923
  Average dilutive stock options
     and restricted stock (2)                                210               701              403               649
  Series A Preferred Stock                                22,857            49,638           30,340            51,269
  BUCS                                                         -               620               90               620
                                                    --------------    -------------    --------------    -------------

  Diluted shares                                         184,184           182,063          183,750           181,461
                                                    ==============    =============    ==============    =============

-------------------------------------------------------------------------------
(1) Net income attributable to common stockholders for the three and nine months ended September 30, 2006 and 2005 included $0.5 million and $0.9 million, respectively, of undeclared dividends on our Series A Preferred Stock.

(2) Stock option conversion excludes anti-dilutive shares of 2,306 and 2,905 during the three and nine months ended September 30, 2005, respectively.

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

                                                         Three months ended                  Nine months ended
                                                            September 30,                      September 30,
                                                    -------------------------------    -------------------------------
                                                        2006              2005             2006              2005
                                                    --------------    -------------    --------------    -------------
                                                            (Dollars in thousands, except selling price data)
Titanium melted and mill products:
   Melted product net sales                         $     49,661      $     31,137     $    156,006      $     77,044
   Mill product net sales                                188,213           128,184          600,660           373,793
   Other product sales                                    33,934            30,711          102,978            78,176
                                                    --------------    -------------    --------------    -------------

         Total net sales                            $    271,808      $    190,032     $    859,644      $    529,013
                                                    ==============    =============    ==============    =============

Melted product shipments:
   Volume (metric tons)                                    1,275             1,345            4,280             4,120
   Average selling price (per kilogram)             $      38.95      $      23.15     $      36.45      $      18.70

Mill product shipments:
   Volume (metric tons)                                    3,150             2,940           10,575             9,380
   Average selling price (per kilogram)             $      59.75      $      43.60     $      56.80      $      39.85

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can generally be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "could," "anticipates," "expects" or comparable terminology or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including risks and uncertainties in those portions referenced above and those described from time to time in our other filings with the SEC which include, but are not limited to, the cyclicality of the commercial aerospace industry, the performance of aerospace manufacturers and us under our long-term agreements, the renewal of certain long-term agreements, the difficulty in forecasting demand for titanium products, global economic and political conditions, global production capacity for titanium, changes in product pricing and costs, the impact of long-term contracts with vendors on our ability to reduce or increase supply, the possibility of labor disruptions, fluctuations in currency exchange rates, fluctuations in the market price of marketable securities, uncertainties associated with new product or new market development, the availability of raw materials and services, changes in raw material prices and other operating costs (including energy costs), possible disruption of business or increases in the cost of doing business resulting from terrorist activities or global conflicts, competitive products and strategies and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

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

     We effected two-for-one splits of our common stock on February 16, 2006 and May 15, 2006. All share and per share disclosures contained herein have been adjusted for all periods to give effect to these stock splits.

RESULTS OF OPERATIONS

Quarter ended September 30, 2006 compared to quarter ended September 30, 2005

     Summarized financial information. The following table summarizes certain information regarding our results of operations for the three months ended
September 30, 2006 and 2005. Our reported average selling prices are a reflection of actual selling prices received by us after the effects of currency exchange rates, customer and product mix, and other related factors realized throughout a given period. Consequently, changes in average selling prices from period to period will be impacted by changes in actual prices and these other factors. The percentage change information presented in the table represents changes from the respective prior year.


                                                                      Three months ended September 30,
                                                       ---------------------------------------------------------------
                                                                        % of Total                        % of Total
                                                           2006          Net Sales          2005           Net Sales
                                                       -------------    ------------    --------------    ------------
                                                             (Dollars in thousands, except selling price data)
Net sales:
   Melted products                                     $    49,661            18%       $     31,137            16%
   Mill products                                           188,213            69%            128,184            68%
   Other products                                           33,934            13%             30,711            16%
                                                       -------------    ------------    --------------    ------------

   Total net sales                                         271,808           100%            190,032           100%

Cost of sales                                             (174,031)           64%           (134,284)           71%
                                                       -------------    ------------    --------------    ------------

Gross margin                                                97,777            36%             55,748            29%

Selling, general, administrative and
   development expense                                     (17,163)            6%            (13,287)            7%
Other operating income and expenses, net                     3,943             1%              9,283             5%
                                                       -------------    ------------    --------------    ------------

Operating income                                       $    84,557            31%       $     51,744            27%
                                                       =============    ============    ==============    ============

Melted product shipments:
   Volume (metric tons)                                      1,275                             1,345
   Average selling price (per kilogram)                $     38.95                      $      23.15

Mill product shipments:
   Volume (metric tons)                                      3,150                             2,940
   Average selling price (per kilogram)                $     59.75                      $      43.60

     Net sales. We experienced significant sales growth during the third quarter of 2006, as net sales increased 43%, or $81.8 million, compared to the third quarter of 2005. We, and the industry as a whole, have benefited from significantly increased demand for titanium across all major industry market sectors that has driven melted and mill titanium prices to record levels. As a result of these market factors, average selling prices for melted and mill products have increased 68% and 37%, respectively, over the same period in the prior year. Our combined volume of melted and mill product shipments during the third quarter of 2006 was consistent with the volumes of shipments in the prior year period, but in response to market demands, our product mix shifted toward an increased level of mill products. In addition, other product sales have also increased 10% compared to the prior year period due principally to improved demand for our fabrication products related primarily to increased construction of chemical, power and other industrial facilities.

     Cost of sales. Our cost of sales increased $39.7 million, or 30%, in the third quarter of 2006 as compared to the third quarter of 2005. A substantial portion of the increase in our cost of sales is due to higher cost of raw materials, including purchased titanium sponge and purchased titanium scrap. The higher cost of our purchased sponge is due principally to our utilization in 2005 of lower-cost sponge we had purchased from the U.S. Defense Logistics Agency ("DLA") stockpile. We had purchased sponge from the DLA stockpile since 2000, but the stockpile became fully depleted in 2005. The higher cost of our purchased titanium scrap is due to increased industry-wide demand as well as demand in non-titanium markets that use titanium as an alloying agent. The impact of market increases in the cost of sponge and scrap was mitigated in part because certain of our raw material purchases are subject to long term agreements. In addition to the impact of higher raw material costs, our cost of sales increased as we increased our manufacturing employee headcount by approximately 160 full time equivalents compared to the 2005 period in order to support the continued growth of our business. Despite these increases, cost of sales improved to 64% of sales for the third quarter of 2006 compared to 71% for the third quarter of 2005 as increases in selling prices more than offset higher raw material, energy and other operating costs.

     Our cost of sales was favorably impacted by our increased production levels, as our plant operating rate improved in the third quarter of 2006 to 84% compared to the prior year period plant operating rate of 77%. We expect to maintain production levels near 90% of practical capacity for the remainder of 2006. As a result of current production levels, current demand and future outlook of the demand for our products, we have initiated several strategic capital improvement projects at our existing facilities that will add capacity to capitalize on the anticipated increase in demand.

     Gross margin. During the third quarter 2006, our gross margin increased to $97.8 million compared to $55.7 million for the same period in 2005, and our resulting gross margin percentage increased to 36% in the third quarter of 2006 from 29% in the third quarter of 2005. The improved profitability was generally driven by the increases in sales prices for each of our products, favorable product mix and improved plant operating rates, which more than offset the effect of our higher raw materials, energy and other operating costs.

     Operating income. Our third quarter of 2006 operating income increased 63% to $84.6 million compared to the same period in 2005, and our operating income percentage increased to 31% in the third quarter of 2006 from 27% in the third quarter of 2005. The increase in operating income is driven primarily by increases in gross margin which is somewhat offset by an increase in selling, general, administrative and development expense ("SGA&D") and a decrease in other operating income.

     During the third quarter of 2006, our SGA&D increased $3.9 million to $17.2 million compared to the same period of 2005 primarily due to increased employee compensation as a result of additional personnel to support expansion of our business and costs incurred in connection with the relocation of our headquarters to Dallas, Texas and our operational management and information technology group to Exton, Pennsylvania.

     Our other  operating  income for the third quarter of 2006  decreased  $5.3 million to $4.0 million. During the third quarter of 2005, we recorded $8.3 million of other operating income related to the take-or-pay provisions which were part of our previous LTA with Boeing. Effective July 1, 2005, we entered into a new LTA with Boeing, pursuant to which, beginning in 2006, the take-or-pay provisions under the previous LTA were replaced with an annual makeup payment early in the following year in the event Boeing purchases less than its annual commitment in any year. Based on the provisions of the new LTA, no take-or-pay income has been earned in 2006. Somewhat offsetting this decrease was an increase in our equity in earnings of VALTIMET (our 43.7% owned welded tube joint venture) in the 2006 period due to stronger demand and increased pricing in the industrial tubing market.

     Income taxes. We incurred income tax expense of $28.6 million in the third quarter of 2006 compared to $14.4 million in the same period last year. The increase in income tax expense in 2006 is primarily due to increased earnings and the $5.7 million reversal of the valuation allowance in 2005 attributable to our U.S. and U.K. deferred income tax assets.

     Dividends on Series A Preferred Stock. Holders of our Series A Preferred Stock are entitled to receive when, as and if declared by our board of directors, cumulative cash dividends at the rate of 6.75% of the $50 per share liquidation preference per annum per share (equivalent to $3.375 per annum per share). Shares of our Series A Preferred Stock are convertible, at any time, at the option of the holder thereof, into thirteen and one-third shares of our common stock, subject to adjustment in certain events. The Series A Preferred Stock is not mandatorily redeemable, but is redeemable at our option after September 1, 2007. During the first two quarters of 2006, holders of the Series A Preferred Stock converted 1.3 million shares of our Series A Preferred Stock into 16.9 million shares of our common stock, and during the third quarter of 2006, a nominal number of shares were converted. As a result of these conversions, cumulative dividends attributable to our Series A Preferred Stock were $1.4 million during the three months ended September 30, 2006, compared to $3.1 million during the three months ended September 30, 2005.

First nine months of 2006 compared to first nine months of 2005

     Summarized financial information. The following table summarizes certain information regarding our results of operations for the nine months ended
September 30, 2006 and 2005. Our reported average selling prices are a reflection of actual selling prices received by us after the effects of currency exchange rates, customer and product mix, and other related factors realized throughout a given period. Consequently, changes in average selling prices from period to period will be impacted by changes in actual prices and these other factors. The percentage change information presented in the table represents changes from the respective prior year.

                                                                     Nine months ended September 30,
                                                   ---------------------------------------------------------------------
                                                                    % of Total Net                         % of Total
                                                       2006              Sales               2005           Net Sales
                                                   --------------   ----------------     --------------   --------------
                                                            (Dollars in thousands, except selling price data)
Net sales:
   Melted products                                 $   156,006            18%            $     77,044           14%
   Mill products                                       600,660            70%                 373,793           71%
   Other products                                      102,978            12%                  78,176           15%
                                                   --------------   ----------------     --------------   --------------

   Total net sales                                     859,644           100%                 529,013          100%

Cost of sales                                         (547,246)           64%              (396,430)            75%
                                                   --------------   ----------------     --------------   --------------

Gross margin                                           312,398            36%                 132,583           25%

Selling, general, administrative and
   development expense                                 (49,781)            5%                 (38,625)           6%
Other operating income and expenses, net                10,633             1%                  14,104            3%
                                                   --------------   ----------------     --------------   --------------

Operating income                                   $   273,250            32%            $    108,062           22%
                                                   ==============   ================     ==============   ==============

Melted product shipments:
   Volume (metric tons)                                  4,280                                  4,120
   Average selling price (per kilogram)            $     36.45                           $      18.70

Mill product shipments:
   Volume (metric tons)                                 10,575                                  9,380
   Average selling price (per kilogram)            $     56.80                           $      39.85


     Net sales. We experienced significant sales growth during the first nine months of 2006, as net sales increased 62%, or $330.6 million, compared to the first nine months of 2005. We, and the industry as a whole, have benefited from significantly increased demand for titanium across all major industry market sectors that has driven melted and mill titanium prices to record levels. As a result of these market factors, average selling prices for melted and mill products have increased 95% and 43%, respectively, over the same period in the prior year. In addition to the improved pricing we have experienced, we have delivered 4% more melted products and 13% more mill products compared to the 2005 period. In addition, other product sales increased 32% compared to the prior year period due principally to improved demand for our fabrication products related primarily to increased construction of chemical, power and other industrial facilities.

     Cost of sales. Our cost of sales increased $150.8 million, or 38%, in the first nine months of 2006 compared to the first nine months of 2005. Consistent with our quarter-to-quarter comparisons, a substantial portion of the inrease in our cost of sales is due to higher cost of raw materials, including purchased titanium sponge and titanium scrap. In addition to the impact of higher raw material costs, our cost of sales increased as we increased our manufacturing employee headcount by approximately 170 full time equivalents compared to the 2005 period in order to support the continued growth of our business. Despite these increases, cost of sales improved to 64% of sales for the first nine months of 2006 compared to 75% for the first nine months of 2005 as increases in selling prices more than offset higher raw material, energy and other operating costs.

     Our cost of sales was favorably impacted by our increased production levels, as our plant operating rate improved in the first nine months of 2006 to 88% compared to the prior year period plant operating rate of 78%. We expect to maintain production levels near 90% of practical capacity for the remainder of 2006. As a result of current production levels, current demand and future outlook of the demand for our products, we have initiated several strategic capital improvement projects at our existing facilities that will add capacity to capitalize on the anticipated increase in demand, as further discussed below.

     Gross margin. During the first nine months of 2006, our gross margin increased 136% to $312.4 million compared to the same period in 2005. Our gross margin percentage increased to 36% in the first nine months of 2006 from 25% in the first nine months of 2005. The improved profitability was generally driven by the increase in sales prices for each of our products and improved plant operating rates, which more than offset the effect of our higher raw materials and energy costs.

     Operating income. Our operating income for the first nine months of 2006 increased 153% to $273.3 million compared to the same period in 2005, and our operating income percentage increased to 32% in the first nine months of 2006 from 22% in the first nine months of 2005. The increase in operating income is driven primarily by an increase in gross margin which is somewhat offset by increases in SGA&D and a decrease in other operating income.

     During the first nine months of 2006, our SGA&D increased $11.2 million to $49.8 million compared to the same period of 2005 primarily due to (i) $7.5 million of travel, relocation and severance expenses incurred in connection with the relocation of our headquarters to Dallas, Texas and our operational management and information technology group to Exton, Pennsylvania and (ii) increased employee compensation as a result of additional personnel to support expansion of our business.

     Our other operating income for the first nine months of 2006 decreased $3.4 million to $10.7 million. During the first nine months of 2005, we recorded $8.7 million of other operating income related to the take-or-pay provisions which were part of our previous LTA with Boeing. As previously discussed, under our current LTA with Boeing, beginning in 2006 the take-or-pay provisions under the previous LTA were replaced with an annual makeup payment early in the following year in the event Boeing purchases less than its annual commitment in any year. Based on the provisions of the new LTA, no take-or-pay income has been earned in 2006. Also contributing to this decrease in other operating income for the nine months ended September 30, 2006, we recognized other operating income of $1.8 million in the first quarter of 2005 related to our settlement of a customer claim regarding prior order cancellations. Somewhat offsetting these decreases was an increase of $7.7 million in our equity in earnings of VALTIMET in the 2006 period due to stronger demand and increased pricing in the industrial tubing market.

     Net other non-operating income and expense. During the nine months ended September 30, 2006, we recognized other non-operating expense of $0.8 million compared to other non-operating income of $17.5 million during the nine months ended September 30, 2005. As disclosed previously, our net other non-operating expense during the first nine months of 2006 included expense of $1.3 million related to a change in our estimated liability for certain worker's compensation bonds, and net other non-operating income during the first nine months of 2005 included a gain on the sale of certain real property of $13.9 million. Additionally, during the nine months ended September 30, 2006, the U.S. dollar weakened relative to British pound sterling and euro, which resulted in net currency transaction losses of $1.7 million. In contrast, we realized net currency transaction gains of $2.0 million during the nine months ended September 30, 2005 as the U.S. dollar strengthened relative to the British pound sterling and the euro.

     Income taxes. We incurred income tax expense of $94.7 million in the first nine months of 2006 compared to an income tax expense of $4.9 million in the same period last year. The increase in income tax expense in the first nine months of 2006 is primarily due to increased earnings and the $41.3 million benefit resulting from the reversal of the valuation allowance in 2005 attributable to our U.S. and U.K. deferred income tax assets.

     Minority interest. Minority interest relates principally to Compagnie Europeenne du Zirconium-CEZUS, S.A. ("CEZUS"), the 30% holder of our 70%-owned French subsidiary, TIMET Savoie, S.A. ("TIMET Savoie"). Minority interest during the first nine months of 2006 increased $2.8 million over the comparable period in 2005 due to increased net income at TIMET Savoie.

     Dividends on Series A Preferred Stock. During the first nine months of 2006, holders of the Series A Preferred Stock converted 1.3 million shares of our Series A Preferred Stock into 16.9 million shares of our common stock. As a result of these conversions, cumulative dividends attributable to our Series A Preferred Stock were $5.7 million during the nine months ended September 30, 2006, compared to $9.7 million during the nine months ended September 30, 2005.

European operations

     We have substantial operations located in the U.K., France and Italy. Approximately 36% of our sales originated in Europe for the nine months ended September 30, 2006, of which approximately 53% were denominated in the British pound sterling or the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for our European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of our European subsidiaries are those of their respective countries, and the European subsidiaries are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of our European operations may be in U.S. dollars or in functional currencies. Our export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations.

     We do not use  currency  contracts  to hedge  our  currency  exposures.  At
September 30, 2006, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $84.5 million and $65.5 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable and accounts payable.

     VALTIMET has entered into certain derivative financial instruments that qualify as cash flow hedges under GAAP. Our pro-rata share of VALTIMET's unrealized net losses on such derivative financial instruments is included as a component of other comprehensive income.

Outlook

     We continued to achieve record levels for net sales, operating income and net income through the first nine months of 2006. These operating results were largely driven by increased demand in all market sectors including commercial aerospace, industrial, military and other emerging markets, as well as cost efficiency benefits of improved production levels. Capacity constraints for both melted and mill products in the titanium industry coupled with relatively tight supplies of raw materials also contributed to improved selling prices for both melted and mill products. With our plant production levels near practical capacity, we have initiated several strategic capital improvement projects at our existing facilities that will add capacity to capitalize on the anticipated increase in demand, as further discussed below. We are also in the process of pursuing additional capacity expansion alternatives in melted and mill products conversion, which could provide a significant increase in existing production capabilities. Our backlog at September 30, 2006 was $1.0 billion, compared to $870 million at December 31, 2005 and $710 million at September 30, 2005.

     We expect that industry-wide demand trends will continue for the foreseeable future. However, we are seeing a near-term decrease in demand relative to the production delays for the Airbus A380 commercial aircraft. We do not know the degree to which our average selling prices will increase as a result of the expected continuing growth in demand. We currently expect production volumes to remain at current levels for the remainder of 2006, with overall capacity utilization expected to approximate 90% of practical capacity for the full year 2006 (as compared to 80% in 2005). However, practical capacity utilization measures can vary significantly based on product mix. We further anticipate maintaining high production levels through 2007, and once our additional electron beam ("EB") cold hearth melt capacity becomes operational in 2008, we anticipate our EB melt practical capacity to increase 54% or 8,500 metric tons.

     Our business is more dependent on commercial aerospace demand than the titanium industry as a whole. As such, we monitor various information sources including The Airline Monitor, a leading aerospace publication, for commercial aerospace industry demand and forecast information. In July 2006, The Airline Monitor issued its latest forecast for commercial aircraft deliveries. This forecast delays the expected delivery timeline for approximately one percent of the planes previously forecasted for delivery in 2006 and 2007. However, with an increase in expected deliveries from 2008 through 2010, this forecast confirms the previously projected trend of increasing large commercial aircraft deliveries in the five years ending in 2010, and the current estimate of 3,800 delivered aircraft exceeds previous five-year estimates by 80 planes. The current estimate of large commercial aircraft deliveries through 2010 includes 210 Boeing 787 wide bodies (which currently require a higher percentage of titanium in their airframes, engines and other parts than any other commercial aircraft). This updated forecast supports our belief that industry-wide demand trends will likely continue for the foreseeable future.

     Our cost of sales is affected by a number of factors including customer and product mix, material yields, plant operating rates, raw material costs, labor costs and energy costs. Raw material costs, which include sponge, scrap and alloys, represent the largest portion of our manufacturing cost structure, and, as previously discussed, continued cost increases for certain raw materials have occurred during the first nine months of 2006. We expect the availability of certain raw materials to remain tight in the near term and improve as announced capacity expansion throughout the industry becomes operational. Consequently, while prices have somewhat fluctuated in 2006, we expect prices for these raw materials to remain high for the remainder of 2006 and in 2007, and we are unable to predict the extent to which these market driven costs will impact our future results of operations. In addition, we have certain long-term customer agreements that will somewhat limit our ability to pass on all of our increased raw material costs. However, we expect that the impact of higher average selling prices for melted and mill products in the remainder of 2006 will more than offset such increased raw materials costs, as has been the case to date during 2006.

     Based on the foregoing, we anticipate our full year 2006 net sales revenue to range from $1.1 billion to $1.2 billion and our full year 2006 operating income to range from $350 million to $365 million.

LIQUIDITY AND CAPITAL RESOURCES

     Our consolidated cash flows for the nine months ended September 30, 2006 and 2005 are summarized below. The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

                                                                              Nine months ended September 30,
                                                                        --------------------------------------------
                                                                               2006                    2005
                                                                        --------------------    --------------------
Cash provided by (used in):
   Operating activities                                                 $          57,508       $         17,052
   Investing activities                                                           (63,120)               (43,650)
   Financing activities                                                            13,797                 25,884
                                                                        --------------------    --------------------

   Net cash provided by (used in) operating, investing
     and financing activities                                           $           8,185       $           (714)
                                                                        ====================    ====================

     Operating activities. Cash flow from operations is considered a primary source of our liquidity. Changes in titanium pricing, production volume and customer demand, among other things, could significantly affect our liquidity.

     The increase in cash provided by operating activities was driven by the increase in net income which increased by $54.6 million to $169.2 million for the nine months ended September 30, 2006, compared to net income of $114.6 million for the nine months ended September 30, 2005.

     The increase in net income was offset by additional cash used by working capital during the nine months ended September 30, 2006. Accounts receivable increased during the first nine months of 2006 and 2005 primarily as a result of increased sales. Inventories increased during the first nine months of 2006 and 2005 as a result of increased run rates and related inventory build in order to meet expected customer demand, as well as the effects of increased raw material costs.

     Changes in accounts payable and accrued liabilities reflect, among other things, the timing of (i) payments to suppliers of titanium sponge, titanium scrap and other raw material purchases and (ii) changes to accrued employee benefits, including performance-based employee incentive compensation. During the first nine months of 2006, we made cash payments of approximately $20 million to employees related to amounts earned during 2005 under our incentive based compensation plans compared to approximately $13 million paid in 2005 related to amounts earned during 2004.

     The increase in customer advances during the first nine months of 2005 primarily reflects our receipt of a $27.9 million advance from Boeing in January 2005, partially offset by the application against customer purchases. Under our previous LTA with Boeing, we received an annual $28.5 million (less $3.80 per pound of titanium product sold to Boeing subcontractors in the preceding year) customer advance from Boeing in January of each year related to Boeing purchases from us for that year. Effective July 1, 2005, we entered into a new LTA with Boeing, pursuant to which, beginning in 2006, the Boeing customer advance payments received each January under the previous LTA were replaced with an annual makeup payment early in the following year in the event Boeing purchases less than its annual commitment in any year. Accordingly, Boeing was not required to make an advance payment in January 2006.

     We utilized the remainder of our U.S. net operating loss carryforward during the first quarter of 2006, which loss carryforward only partially offset the U.S. current tax provision for the nine months ended September 30, 2006. As a result, our provision for income taxes includes a provision for current income taxes of approximately $84.9 million (including a provision for U.S. taxes of approximately $59.3 million). We also recognized a current income tax benefit in the first nine months of 2006 of $10.0 million related to the tax benefit from the exercise of stock options. In accordance with GAAP, such income tax benefit is recognized as a direct increase in additional paid-in capital. We made aggregate cash payments for income taxes of $75.0 million in the first nine months of 2006 compared to $5.2 million in the first nine months of 2005. As a result of the changes in our provision for income taxes and tax payments discussed above, our income taxes payable increased from $13.2 million at December 31, 2005 to $18.2 million at September 30, 2006. See also "Results of Operations - Income taxes" for further discussion of income taxes.

     Investing activities. Our capital expenditures were $62.5 million for the nine months ended September 30, 2006, compared to $43.3 million for the comparable period in 2005. The 2006 amount includes expenditures related to our sponge plant expansion in Henderson, Nevada and our new electron beam cold hearth melt furnace at our facility in Morgantown, Pennsylvania. The 2005 amount includes expenditures related to construction on our now completed water conservation facility located in Henderson, Nevada as well as the expansion of our sponge plant.

     Financing activities. Cash provided during the nine months ended September 30, 2006 related primarily to $10.7 million of proceeds from the issuance of common stock upon exercise of options and the related tax benefit of $10.0 million. These cash inflows were partially offset by our net debt repayments of $2.7 million, dividends paid on our Series A Preferred Stock of $5.7 million and dividends paid to CEZUS of $3.0 million during the first nine months of 2006.

     Cash provided during the nine months ended September 30, 2005 related primarily to our net borrowings of $32.5 million used in part to fund the ongoing construction projects and support the increase in inventory levels required to meet anticipated customer demand. Additionally, we received $5.3 million of cash from the issuance of common stock related to the exercise of certain employee stock options during the 2005 period. These cash inflows during the first nine months of 2005 were partially offset by dividends paid on our Series A Preferred Stock of $9.7 million and dividends paid to CEZUS of $2.2 million.

     During the first quarter of 2006, 113,467 of our BUCS that were outstanding at December 31, 2005 were converted into an aggregate of 0.6 million shares of our common stock, and during the first nine months of 2006, 1.3 million shares of our Series A Preferred Stock were converted into an aggregate of 16.9 million shares of our common stock. The cash impact from these transactions was nominal.

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

     The U.S. credit agreement contains certain restrictive covenants that, among other things, limit or restrict our ability to incur debt, incur liens, make investments, make capital expenditures or pay dividends. The U.S. credit agreement also requires compliance with certain financial covenants, including a minimum tangible net worth covenant, a fixed charge coverage ratio and a leverage ratio, and contains other covenants customary in lending transactions of this type including cross-default provisions with respect to our other debt and obligations. Borrowings under the U.S. credit agreement are limited to the lesser of $175 million or a formula-determined amount based upon U.S. accounts receivable, inventory and fixed assets (subject to pledging fixed assets). The formula-determined amount only applies if borrowings exceed 60% of the commitment amount or the leverage ratio exceeds a certain level, but based on our outstanding borrowings and leverage ratio at September 30, 2006, the formula-determined borrowing ceiling was not applicable at September 30, 2006. We were in compliance with all such covenants during the nine months ended September 30, 2006.

     Under our U.K. facility, TIMET UK may borrow up to (pound)22.5 million, subject to a formula-determined borrowing base derived from the value of accounts receivable, inventory and property, plant and equipment. Borrowings under the U.K. facility can be in various currencies, including U.S. dollars, British pounds sterling and euros and are collateralized by substantially all of TIMET UK's assets. Interest on outstanding borrowings generally accrues at rates that vary from 1.125% to 1.375% above the lender's published base rate. The U.K. facility also contains financial ratios and covenants customary in lending transactions of this type, including a minimum net worth covenant. TIMET UK was in compliance with all covenants during the nine months ended September 30, 2006.

     As of September 30, 2006, we had outstanding borrowings of $55.3 million under our U.S. credit agreement and no borrowings under our U.K. credit facility. As of September 30, 2006, the weighted average interest rate on borrowings outstanding under our U.S. credit facility was 6.3%.

     As of September 30, 2006, we had $4.1 million of letters of credit outstanding under our U.S. credit facility required by various utilities and government entities for performance and insurance guarantees, and we had $3.6 million of letters of credit outstanding under our European credit facilities as collateral under certain inventory purchase contracts. These letters of credit reduce our borrowing availability under our credit facilities. Aggregate unused borrowing availability under our U.S. and U.K. credit facilities was approximately $157.8 million as of September 30, 2006. We also have overdraft and other credit facilities at certain of our other European subsidiaries, with aggregate unused borrowing availability of $15.0 million at September 30, 2006.

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

     Based upon our expectations of our operating performance, and the anticipated demands on our cash resources we expect to have sufficient liquidity to meet our short-term obligations (defined as the next twelve-month period) and our long-term obligations. If actual developments differ from our expectations, our liquidity could be adversely affected.

     At September 30, 2006, we had credit available under existing U.S and European credit facilities of $172.7 million, and we had an aggregate of $26.8 million of restricted and unrestricted cash and cash equivalents. Our U.S. credit facility matures in February 2011, and our U.K. credit facility matures in April 2008. We expect to be able to provide sufficient liquidity from our cash flows from operations and our expected borrowing availability to fund our operations after the maturity of these credit facilities.

     Capital expenditures. We intend to invest a total of approximately $100 million to $110 million for capital expenditures during 2006. Capital expenditures are primarily for improvements and upgrades to existing facilities, including expansions of sponge and melting capacity, and other additions of plant machinery and equipment. We have spent $62.5 million on capital expenditures through September 30, 2006.

     In May 2005, we announced our plans to expand our existing titanium sponge facility in Nevada. This expansion, on which we currently expect to commence startup and commissioning near the end of 2006, will provide the capacity to produce an additional 4,000 metric tons of sponge annually, an increase of approximately 47% over the current sponge production capacity levels at our Nevada facility.

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

Item 4.     CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Steven L. Watson, our Chief Executive Officer, and Bobby D. O'Brien, our Executive Vice President and Chief Financial Officer, have evaluated our disclosure controls and procedures as of September 30, 2006. Based upon their evaluation, and as a result of the material weaknesses identified in the 2005 Annual Report, these executive officers have concluded that our disclosure controls and procedures are not effective as of September 30, 2006. We have performed additional procedures in completing these Condensed Consolidated Financial Statements as of and for the quarter ended September 30, 2006 to ensure that the disclosures included were fairly presented in all material respects in accordance with GAAP.

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

     Changes in internal control over financial reporting. There has been no change to our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as specifically discussed below. We are in the process of remediating the three material weaknesses discussed in our 2005 Annual Report and continue to work toward completion of such remediation by or before December 31, 2006. To date, we have completed the following remediation activities:

          We are in the process of hiring additional accounting and finance personnel, and to the extent necessary, critical functions or processes have been augmented by or transitioned to the additional associates;

          We have implemented additional levels of manual review and authorization of journal entries at all of our significant locations. We will also further explore our IT solution options as deemed appropriate; and

          We have continued to update certain key accounting policies and procedures and will continue to prioritize the preparation and distribution of such key policies and procedures throughout the remainder of 2006.

PART II. - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

     Refer to Note 11 of the Condensed Consolidated Financial Statements and to our 2005 Annual Report for descriptions of certain previously reported legal proceedings.

Item 1A.   RISK FACTORS

     There have been no material changes in the first nine months of 2006 with respect to our risk factors presented in Item 1A. in our 2005 Annual Report on Form 10-K.

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


                                             TITANIUM METALS CORPORATION
                                       ---------------------------------------



Date: November 7, 2006             By  /s/ Bobby D. O'Brien
                                       ----------------------------------------
                                       Bobby D. O'Brien
                                       Executive Vice President and
                                         Chief Financial Officer


Date: November 7, 2006             By  /s/ Scott E. Sullivan
                                       ----------------------------------------
                                       Scott E. Sullivan
                                       Vice President and Controller
                                         Principal Accounting Officer