Form 10-K
period 2006-12-31
TITANIUM METALS CORP
filed 2007-02-28
CIK 1011657

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 1-14368

                          Titanium Metals Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-5630895
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

            5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (972) 233-1700

Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($.01 par value)	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

       6¾% Series A Convertible Preferred Stock ($.01 par value)
(Title of class)

Indicate by check mark:

If the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes X No __

If the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No X

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

If disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K __

Whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer X Accelerated filer __ Non-accelerated filer __.

    Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X

The aggregate market value of the 84.2 million shares of voting stock held by nonaffiliates of Titanium Metals Corporation as of June 30, 2006 approximated $2,894.6 million. There are no shares of non-voting stock outstanding. As of February 23, 2007, 161,588,623 shares of common stock were outstanding.

Documents incorporated by reference:

The information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Information

The statements contained in this Annual Report on Form 10-K (“Annual Report”) that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and in Item 1 - Business, Item 1A - Risk Factors, Item 2 - Properties, Item 3 - Legal Proceedings and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), are forward-looking statements that represent our beliefs and assumptions based on currently available information. Forward-looking statements can generally be identified by the use of words such as “believes,” “intends,” “may,” “will,” “looks,” “should,” “could,” “anticipates,” “expects” or comparable terminology or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including risks and uncertainties in those portions referenced above and those described from time to time in our other filings with the Securities and Exchange Commission (“SEC”) which include, but are not limited to:

•	the cyclicality of the commercial aerospace industry;
•	the performance of aerospace manufacturers and us under their long-term agreements;
•	the existence or renewal of certain long-term agreements;
•	the difficulty in forecasting demand for titanium products;
•	global economic and political conditions;
•	global productive capacity for titanium;
•	changes in product pricing and costs;
•	the impact of long-term contracts with vendors on our ability to reduce or increase supply;
•	the possibility of labor disruptions;
•	fluctuations in currency exchange rates;
•	fluctuations in the market price of marketable securities;
•	uncertainties associated with new product or new market development;
•	the availability of raw materials and services;
•	changes in raw material prices and other operating costs (including energy costs);
•	possible disruption of business or increases in the cost of doing business resulting from terrorist activities or global conflicts;
•	competitive products and strategies; and
•	other risks and uncertainties.

Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

PART I

ITEM 1: BUSINESS

General. Titanium Metals Corporation was formed in 1950 and was incorporated in Delaware in 1955. Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to TIMET and its subsidiaries, taken as a whole. We are one of the world’s leading producers of titanium melted and mill products. We are the only producer with major titanium production facilities in both the United States and Europe, the world’s principal markets for titanium consumption. We are currently the largest producer of titanium sponge, a key raw material, in the United States.

Titanium was first manufactured for commercial use in the 1950s. Titanium’s unique combination of corrosion resistance, elevated-temperature performance and high strength-to-weight ratio makes it particularly desirable for use in commercial and military aerospace applications where these qualities are essential design requirements for certain critical parts such as wing supports and jet engine components. While aerospace applications have historically accounted for a substantial portion of the worldwide demand for titanium, other end-use applications for titanium in military and industrial markets have continued to develop, including the use of titanium-based alloys in armor plating, structural components, chemical plants, power plants, desalination plants and pollution control equipment. Demand for titanium is also increasing in emerging markets with such diverse uses as offshore oil and gas production installations, automotive, geothermal facilities and architectural applications.

Our products include titanium sponge, melted products, mill products and industrial fabrications. The titanium industry is comprised of several manufacturers that, like us, produce a relatively complete range of titanium products and a significant number of producers worldwide that manufacture a limited range of titanium mill products.

Our long-term strategy is to maximize the value of our core aerospace business while expanding our presence in non-aerospace markets and also developing new applications and products. In the near-term, we intend to continue to utilize our improved operating cash flow and capital availability to support increased levels of investment in the expansion of our productive capacity in response to the industry’s long-term positive demand outlook. Opportunities to expand our existing production and conversion capacities may be accomplished through internal expansion and long-term third-party arrangements, as well as potential joint ventures and acquisitions.

Titanium industry. We develop certain industry estimates based on our extensive experience within the titanium industry as well as information obtained from publicly available external resources (e.g., United States Geological Survey, International Titanium Association and Japan Titanium Society). We estimate that we accounted for approximately 20% during 2005 and 2006 of worldwide industry shipments of titanium mill products, and approximately 8% of 2005 and 7% of 2006 worldwide titanium sponge production. The following chart illustrates our estimates of aggregate industry mill product shipments over the past ten years:

Mill Product Shipments by Industry Sector

The cyclical nature of the commercial aerospace sector has been the principal driver of the historical fluctuations in the performance of most titanium product producers. Over the past 20 years, the titanium industry has had a variety of cyclical peaks and troughs in mill product shipments. Prior to 2004, demand for titanium reached its highest level in 1997 when industry mill product shipments reached approximately 60,700 metric tons. However, since 1997, titanium mill product demand in the military, industrial and emerging market sectors has fluctuated significantly, primarily due to the continued development of innovative uses for titanium products in these other industries. We estimate that industry shipments approximated 69,000 metric tons in 2005 and 75,000 metric tons in 2006, and we currently expect 2007 total industry mill product shipments to increase by approximately 7% to 15% as compared to an estimated 9% growth in 2006.

Demand for titanium products within the commercial aerospace sector is derived from both jet engine components (e.g., blades, discs, rings and engine cases) and airframe components (e.g., bulkheads, tail sections, landing gear, wing supports and fasteners). The commercial aerospace sector has a significant influence on titanium companies, particularly mill product producers. Deliveries of titanium generally precede aircraft deliveries by about one year, and our business cycle generally correlates to this timeline, although the actual timeline can vary considerably depending on the titanium product. We estimate that 2007 industry mill product shipments into the commercial aerospace sector will increase 10% to 15% from 2006.

Our business is more dependent on commercial aerospace demand than is the overall titanium industry. We shipped approximately 59% of our mill products to the commercial aerospace sector in 2006, whereas we estimate approximately 41% of the overall titanium industry’s mill products were shipped to the commercial aerospace sector in 2006.

The Airline Monitor, a leading aerospace publication, traditionally issues forecasts for commercial aircraft deliveries each January and July. The Airline Monitor’s most recently issued forecast (January 2007) estimates deliveries of large commercial aircraft (aircraft with over 100 seats) totaled 820 (including 103 twin aisle aircraft) in 2006, and the following table summarizes its forecast of deliveries of large commercial aircraft over the next five years:

	Forecasted deliveries		% increase (decrease) over previous year
Year	Total	Twin aisle	Total	Twin aisle

2007	925	117	12.8%	13.6%
2008	1,037	170	12.1%	45.3%
2009	1,086	200	4.71%	17.6%
2010	1,205	250	11.0%	25.0%
2011	980	250	(18.7)%	-

The latest forecast from The Airline Monitor reflects a 5% increase in forecasted deliveries over the next five years compared to the July 2006 forecast over the next five years, in large part due to the record level of new orders placed for Boeing and Airbus models during 2005 and a stronger than expected order rate in 2006. Total order bookings for Boeing and Airbus in 2006 were 1,857 planes, and current expectations are that new orders in 2007 will be lower than 2006. However, the strong bookings in 2006 have increased the order backlog for both Boeing and Airbus, and these backlogs reflect orders for aircraft to be delivered over the next several years.

Changes in the economic environment and the financial condition of airlines can result in rescheduling or cancellation of contractual orders. Accordingly, aircraft manufacturer backlogs are not necessarily a reliable indicator of near-term business activity, but may be indicative of potential business levels over a longer-term horizon. The latest forecast from The Airline Monitor estimates Airbus’ firm order backlog at 329 twin aisle planes and 2,204 single aisle planes and Boeing’s firm order backlog at 895 twin aisle planes and 1,541 single aisle planes

Twin aisle planes (e.g., Boeing 747, 777 and 787 and Airbus A330, A340, A350 and A380) tend to use a higher percentage of titanium in their airframes, engines and parts than single aisle planes (e.g., Boeing 737 and 757 and Airbus A318, A319 and A320), and newer models tend to use a higher percentage of titanium than older models. Additionally, Boeing generally uses a higher percentage of titanium in its airframes than Airbus. For example, based on information we receive from airframe and engine manufacturers and other industry sources, we estimate that approximately 59 metric tons, 45 metric tons and 18 metric tons of titanium are purchased for the manufacture of each Boeing 777, 747 and 737, respectively, including both the airframes and engines. Based on these sources, we estimate that approximately 25 metric tons, 18 metric tons and 12 metric tons of titanium are purchased for the manufacture of each Airbus A340, A330 and A320, respectively, including both the airframes and engines.

At year-end 2006, a total of 166 firm orders had been placed for the Airbus A380, a program officially launched in 2000 with anticipated first deliveries in 2007. Based on information we receive from airframe and engine manufacturers and other industry sources, we estimate that approximately 146 metric tons of titanium (120 metric tons for the airframe and 26 metric tons for the engines) will be purchased for each A380 manufactured. Additionally, at year-end 2006, a total of 448 firm orders have been placed for the Boeing 787, a program officially launched in April 2004 with anticipated first deliveries in 2008. Although the 787 will contain more composite materials than a typical Boeing aircraft, based on these sources, we estimate that approximately 136 metric tons of titanium (125 metric tons for the airframe and 11 metric tons for the engines) will be purchased for each 787 manufactured. We believe significant additional titanium will be required in the early years of 787 manufacturing until the program reaches maturity. Additionally, during 2006, Airbus officially launched the A350 XWB program, which is a major derivative of the Airbus A330, with first deliveries scheduled for 2012. As of December 31, 2006, a total of 102 firm orders had been placed for the A350 XWB. These A350 XWBs will use composite materials and new engines similar to those used on the Boeing 787 and are expected to require significantly more titanium as compared with earlier Airbus models. Based on these sources, our preliminary estimates are that at least 51 metric tons (40 metric tons for the airframe and 11 metric tons for the engines) will be purchased for each A350 XWB manufactured. However, the final titanium buy weight may change as the A350 XWB is still in the design phase.

Titanium shipments into the military sector are largely driven by government defense spending in North America and Europe. Military aerospace programs were the first to utilize titanium’s unique properties on a large scale, beginning in the 1950s. Titanium shipments to military aerospace markets reached a peak in the 1980s before falling to historical lows in the early 1990s after the end of the Cold War. In recent years, titanium has become an accepted use in ground combat vehicles as well as in naval vessels. The importance of military markets to the titanium industry is expected to continue to rise in coming years as defense spending budgets increase in reaction to terrorist activities and global conflicts and to replace aging conventional armaments. Defense spending for all systems is expected to remain strong until at least 2010. Current and future military strategy leading to light armament and mobility favor the use of titanium due to light weight and strong ballistic performance.

As the strategic environment demands a greater need for global lift and mobility, the U.S. military needs more airlift capacity and capability. Airframe programs are expected to drive the military market demand for titanium through 2015. The U.S. is the world’s largest market for single aisle airframes, and overall is expected to require approximately 33% of both single aisle and twin aisle deliveries over the next 20 years. Several of today’s active U.S. military programs, including the C-17 and F-15, are currently expected to continue in production through the end of the current decade, while other programs, such as the F/A 18 and F-16, are expected to continue into the middle of the next decade. European military programs also have active aerospace programs offering the possibility for increased titanium consumption. Production levels for the Saab Gripen, Eurofighter Typhoon, Dassault Rafale and Dassault Mirage 2000 are all forecasted to remain steady through the end of the decade.

In addition to the established programs, newer U.S. programs offer growth opportunities for increased titanium consumption. The F/A-22 Raptor was given full-rate production approval in April 2005. Additionally, the F-35 Joint Strike Fighter, now known as the Lightning II, is expected to enter low-rate initial production in late 2008, with delivery of the first production aircraft in 2010. Although no specific delivery patterns have been established, according to The Teal Group, a leading aerospace publication, procurement is expected to extend over the next 30 to 40 years and may include as many as approximately 3,500 planes, including sales to foreign nations.

Utilization of titanium on military ground combat vehicles for armor appliqué and integrated armor or structural components continues to gain acceptance within the military market segment. Titanium armor components provide the necessary ballistic performance while achieving a mission critical vehicle performance objective of reduced weight in new generation vehicles. In order to counteract increased threat levels, titanium is being utilized on vehicle upgrade programs in addition to new builds. Based on active programs, as well as programs currently under evaluation, we believe there will be additional usage of titanium on ground combat vehicles that will provide continued growth in the military market sector. In armor and armament, we sell plate and sheet products for fabrication into appliqué plate and reactive armor for protection of the entire ground combat vehicle as well as the vehicle’s primary structure.

Since titanium’s initial commercial uses, the number of end-use markets for titanium has expanded significantly. Established industrial uses for titanium include chemical plants, power plants, desalination plants and pollution control equipment. Rapid growth of the Chinese and other Southeast Asian economies has brought unprecedented demand for titanium-intensive industrial equipment. In November 2005, we entered into a joint venture with XI'AN BAOTIMET VALINOX TUBES CO. LTD. (“BAOTIMET”) to produce welded titanium tubing in the Peoples Republic of China. BAOTIMET's production facilities are located in Xi'an, China, and production began in January 2007.

Titanium continues to gain acceptance in many emerging market applications, including automotive, energy (including oil and gas) and architecture. Although titanium is generally more expensive than other competing metals, over the entire life cycle of the application, customers find that titanium is a less expensive alternative due to its durability and longevity. In many cases customers also find the physical properties of titanium to be attractive from the standpoint of weight, performance, design alternatives and other factors. We continue to explore opportunities in these emerging markets through marketing initiatives, and we actively pursue the research and development of proprietary alloys designed to provide more cost effective alternatives for these markets.

Although we estimate that emerging market demand presently represents only about 4% of the 2006 total industry demand for titanium mill products, we believe emerging market demand, in the aggregate, could grow at double-digit rates over the next several years. We have ongoing initiatives to actively pursue and expand these markets, and these initiatives have resulted in net sales growth from our mill product shipments into emerging markets by more than 50% from 2004 to 2005 and again from 2005 to 2006.

The automotive market continues to be an attractive emerging market due to its potential for sustainable long-term growth. We are focused on developing and marketing proprietary alloys and processes specifically suited for automotive applications. Titanium is now used in several consumer car and truck applications as well as in numerous motorcycles. The decision to select titanium components for consumer car, truck and motorcycle components remains highly cost sensitive; however, we believe titanium’s acceptance in consumer vehicles will expand as the automotive industry continues to better understand the benefits titanium offers.

The oil and gas market utilizes titanium for down-hole logging tools, critical riser components, fire water systems and saltwater-cooling systems. Additionally, as offshore development of new oil and gas fields moves into the ultra deep-water depths, market demand for titanium’s light-weight, high-strength and corrosion-resistance properties is creating new opportunities for the material. We have focused additional resources on development of alloys and production processes to promote the expansion of titanium use in this market and in other non-aerospace applications.

Products and operations. We are a vertically integrated titanium manufacturer whose products include:

(i)	titanium sponge, the basic form of titanium metal used in titanium products;

(ii)	melted products (ingot, electrodes and slab), the result of melting sponge and titanium scrap, either alone or with various alloys;

(iii)	mill products that are forged and rolled from ingot or slab, including long products (billet and bar), flat products (plate, sheet and strip) and pipe; and

(iv)	fabrications (spools, pipe fittings, manifolds, vessels, etc.) that are cut, formed, welded and assembled from titanium mill products

During the past three years, all of our net sales were generated by our integrated titanium operations (our “Titanium melted and mill products” segment), which is our only business segment. Business and geographic financial information is included in Note 19 to the Consolidated Financial Statements.

Titanium sponge is the commercially pure, elemental form of titanium metal with a porous and sponge-like appearance. The first step in our sponge production involves the combination of titanium-containing rutile ores (derived from beach sand) with chlorine and petroleum coke to produce titanium tetrachloride. Titanium tetrachloride is purified and then reacted with magnesium in a closed system, producing titanium sponge and magnesium chloride as co-products. Our titanium sponge production facility in Henderson, Nevada uses vacuum distillation process (“VDP”) technology, which removes the magnesium and magnesium chloride residues by applying heat to the sponge mass while maintaining a vacuum in a chamber. The combination of heat and vacuum boils the residues from the sponge mass, and then the sponge mass is mechanically pushed out of the distillation vessel, sheared and crushed. The residual magnesium chloride, a by-product of the VDP process, is electrolytically separated and recycled.

Melted products (ingot, electrodes and slab) are produced by melting sponge and titanium scrap, either alone or with alloys to produce various grades of titanium products suited to the ultimate application of the product. By introducing other alloys such as vanadium, aluminum, molybdenum, tin and zirconium, the melted titanium product is engineered to produce quality grades with varying combinations of certain physical attributes such as strength-to-weight ratio, corrosion-resistance and milling compatibility. Titanium ingot is a cylindrical solid shape that, in our case, weighs up to 8 metric tons. Titanium slab is a rectangular solid shape that, in our case, weighs up to 16 metric tons. The melting process for ingot and slab is closely controlled and monitored utilizing computer control systems to maintain product quality and consistency and to meet customer specifications. In most cases, we use our ingot and slab as the intermediate material for further processing into mill products. However, we also sell ingot, electrodes and slab to third parties.

Mill products are forged or rolled from our melted products (ingot or slab). Mill products include long products (billet and bar), flat products (plate, sheet and strip) and pipe. Our mill products can be milled or forged to meet customer specifications with respect to size and finish using specified grades of material.

We send certain products to outside vendors for further processing (e.g., certain rolling, finishing and other processing steps in the U.S., and certain melting and forging steps in France) before being shipped to customers. In France, our processor is also a partner in our 70%-owned subsidiary, TIMET Savoie, S.A. (“TIMET Savoie”). During 2006, we entered into a 20-year conversion services agreement with Haynes International, Inc. (“Haynes”), whereby Haynes will provide an annual output capacity of 4,500 metric tons of titanium mill rolling services at their facility in Kokomo, Indiana. We also have the option of increasing this output capacity to 9,000 metric tons. This agreement provides us with a long-term secure source for processing flat products, resulting in a significant increase in our existing mill product conversion capabilities, which allows us to assure our customers of our long-term ability to meet their needs.

During the production process and following the completion of manufacturing, we perform extensive testing on our products. The inspection process is critical to ensuring that our products meet our customer’s high quality requirements, particularly in aerospace component production. We certify that our products meet customer specification at the time of shipment for substantially all customer orders.

Titanium scrap is a by-product of the forging, rolling, milling and machining operations, and significant quantities of scrap are generated in the production process for finished titanium products and components. Scrap by-product from our mill production processes is typically recycled and introduced into the melting process once the scrap is sorted and cleaned.

Distribution. We sell our products through our own sales force based in the U.S. and Europe and through independent agents and distributors worldwide. Our distribution system also includes eight Company-owned service centers (five in the U.S. and three in Europe), which sell our products on a just-in-time basis. The service centers primarily sell value-added and customized mill products, including bar, sheet, plate, tubing and strip. We believe our service centers provide a competitive advantage because of their ability to foster customer relationships, customize products to suit specific customer requirements and respond quickly to customer needs.

Raw materials. The principal raw materials used in the production of titanium ingot, slab and mill products are titanium sponge, titanium scrap and alloys. The following table summarizes our 2006 raw material usage requirements in the production of our melted and mill products:

Percentage of total raw material requirements

Internally produced sponge	24%
Purchased sponge	29%
Titanium scrap	40%
Alloys	7%

100%

The primary raw materials used in the production of titanium sponge are titanium-containing rutile ore, chlorine, magnesium and petroleum coke. Rutile ore is currently available from a limited number of suppliers around the world, principally located in Australia, South Africa and Sri Lanka. We purchase the majority of our supply of rutile ore from Australia. We believe the availability of rutile ore will be adequate for the foreseeable future and do not anticipate any interruptions of our rutile supplies.

Chlorine is currently obtained from a single supplier near our sponge plant in Henderson, Nevada. While we do not presently anticipate any chlorine supply problems, we have taken steps to mitigate this risk in the event of supply disruption, including establishing the feasibility of certain equipment modifications to enable us to utilize material from alternative chlorine suppliers or to purchase and utilize an intermediate product which will allow us to eliminate the purchase of chlorine if needed. Magnesium and petroleum coke are generally available from a number of suppliers.

We are currently the largest U.S. producer of titanium sponge. Beginning in 2005, we commenced a 47% expansion of our sponge production capacity at our Henderson, Nevada plant, which is nearing completion, and commercial production from this additional capacity is expected to commence during the second quarter of 2007. During 2006, other producers also increased capacity and announced plans to begin construction on additional capacity expansion projects during 2007. However, the degree to which quality and cost of the sponge produced by our competitors will be comparable to the high-grade sponge that we produce in our Henderson, Nevada facility is unknown. Because we cannot supply all of our needs for all grades of titanium sponge internally, we will continue to be dependent on third parties for a portion of our raw material requirements. Titanium melted and mill products require varying grades of sponge and/or scrap depending on the customers’ specifications and expected end use. We will continue to purchase sponge from a variety of sources in 2007, including those sources under existing supply agreements that end on December 31, 2007. We continue to evaluate sources of sponge supply, including new long-term supply agreements or renewals of existing long-term sponge supply agreements.

We utilize titanium scrap for melted products that is internally generated from our mill product production process or externally purchased from certain of our customers under various contractual agreements or on the open market. Such scrap consists of alloyed and commercially pure solids and turnings. Internally produced scrap is generated in our factories during both melting and mill product processing. Scrap obtained through customer arrangements provides a “closed-loop” arrangement resulting in certainty of supply and cost stability. Externally purchased scrap comes from a wide range of sources, including customers, collectors, processors and brokers. We anticipate that 20% to 25% of the scrap we will utilize during 2007 will be purchased from external suppliers, as compared to 25% to 30% for 2006, due to our successful efforts to increase our closed-loop arrangements. We also occasionally sell scrap, usually in a form or grade we cannot economically recycle.

All of our major competitors also utilize scrap as a raw material in their melt operations. In addition to use by titanium manufacturers, titanium scrap is used in steel-making operations during production of interstitial-free steels, stainless steels and high-strength-low-alloy steels. Although the demand for scrap remained strong in 2006 from steel-making and titanium melting sectors, as evidenced by high market prices for scrap compared to historical levels, the steel-making sector did not have as much influence on the availability and pricing for titanium scrap in 2006 as compared to 2005.

Overall market forces can significantly impact the supply or cost of externally produced scrap, as the amount of scrap generated in the supply chain varies during the titanium business cycles. Early in the titanium cycle, the demand for titanium melted and mill products begins to increase the scrap requirements for titanium manufacturers which precedes the increase in scrap generation by downstream customers and the supply chain. The pressure on scrap generation and the supply chain places upward pressure on the market price of scrap. The opposite situation occurs when demand for titanium melted and mill products begins to decline, resulting in greater availability of supply and downward pressure on the market price of scrap. During the middle of the cycle, scrap generation and consumption are in relative equilibrium, minimizing disruptions in supply or significant changes in the available supply and market prices for scrap. Increasing or decreasing cycles tend to cause significant changes in both the supply and market price of scrap. These supply chain dynamics result in selling prices for melted and mill products which tend to correspond with the changes in raw material costs. We expect that titanium industry-wide demand increases will continue and that average market prices will remain high in 2007. Because we are a net purchaser of scrap, this high level of demand and continued high pricing will continue to influence our raw material costs which will likely also influence our average selling prices.

In 2006 we were somewhat limited in our ability to raise prices for the portion of our business that is subject to long-term pricing agreements. However, our ability to offset increased material costs with higher selling prices improved in 2006 compared to 2005, as many of our long-term agreements (“LTAs”) have either expired or have been renegotiated with selling price adjustments that take into account our raw material cost fluctuations. Further, previously announced sponge expansions, including our VDP sponge expansion, and the increased generation of scrap as the commercial aerospace cycle advances, should help to further reduce the recent imbalance of global supply and demand for raw materials. However, we do not believe the raw material shortage will be fully relieved at any time in the near future, and therefore, we expect relatively high prices for raw materials to continue for at least the near term.

Various alloys used in the production of titanium products are also available from a number of suppliers. The recent high level of global demand for steel products has also resulted in a significant increase in the costs for several alloys, such as vanadium and molybdenum. In 2006, the cost of these alloys remained above historical levels of the past 10 years but were well below the cost peaks we experienced in the spring of 2005. Although availability is not expected to be a concern and we have negotiated certain price and cost protection with suppliers and customers, alloy costs may continue to fluctuate in the future.

Customer agreements. We have LTAs with certain major customers, including, among others, The Boeing Company (“Boeing”), Rolls-Royce plc and its German and U.S. affiliates (“Rolls-Royce”), United Technologies Corporation (“UTC,” Pratt & Whitney and related companies), Société Nationale d´Etude et de Construction de Moteurs d´Aviation (“Snecma”), Wyman-Gordon Company (“Wyman-Gordon,” a unit of Precision Castparts Corporation (“PCC”)) and VALTIMET SAS (“VALTIMET”). These agreements expire at various times through 2017, are subject to certain conditions and generally provide for (i) minimum market shares of the customers’ titanium requirements or firm annual volume commitments, (ii) formula-determined prices (including some elements based on market pricing) and (iii) price adjustments for certain raw material and energy cost fluctuations. Generally, the LTAs require our service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types. Certain provisions of these LTAs have been amended in the past and may be amended in the future to meet changing business conditions. Our 2006 sales revenues to customers under LTAs were 39% of our total sales revenues, an eight percentage point decrease from 2005. This decrease primarily reflects LTAs with customers that expired in 2005, for which our sales to these customers were on an annual or spot purchase basis in 2006.

In certain events of nonperformance by us or the customer, the LTAs may be terminated early. Although it is possible that some portion of the business would continue on a non-LTA basis, the termination of one or more of the LTAs could result in a material effect on our business, results of operations, financial position or liquidity. The LTAs were designed to limit selling price volatility to the customer, while providing us with a committed volume base throughout the titanium industry business cycles and certain mechanisms to adjust pricing for changes in certain cost elements.

Effective July 1, 2005, we entered into a new LTA with Boeing (which replaced a prior LTA). The new LTA expires on December 31, 2010 and provides for, among other things, (i) mutual annual purchase and supply commitments by both parties, (ii) continuation of the buffer inventory program currently in place for Boeing and (iii) certain improved product pricing, including certain adjustments for raw material cost fluctuations. Beginning in 2006, the new LTA also replaced the take-or-pay provisions of the previous LTA with an annual makeup payment early in the following year in the event Boeing purchases less than its annual volume commitment in any year. In 2006, Boeing met its minimum volume commitment, so no makeup payment was required. See Item 7 - MD&A for additional information regarding the Boeing LTA.

Markets and customer base. The following table summarizes our sales revenue by geographical location:

	Year ended December 31,
	2004	2005	2006
	(Percentage of total sales revenue)

Sales revenue to customers within:
North America	55%	56%	59%
Europe	40%	36%	32%
Other	5%	8%	9%

	100%	100%	100%

Further information regarding our external sales, net income, long-lived assets and total assets can be found in our Consolidated Balance Sheets, Consolidated Statements of Operations and Notes 6 and 19 to the Consolidated Financial Statements.

Substantially all of our sales and operating income are derived from operations based in the U.S., the U.K., France and Italy. More than half of our sales revenue is from sales to the commercial aerospace sector. We have LTAs with several major aerospace customers, including Boeing, Rolls-Royce, UTC, Snecma and Wyman-Gordon. This concentration of customers may impact our overall exposure to credit and other risks, either positively or negatively, in that all of these customers may be similarly affected by the same economic or other conditions. The following table provides supplemental sales revenue information :

	Year ended December 31,
	2004	2005	2006
	(Percentage of total sales revenue)

Ten largest customers	48%	44%	49%

Significant customers:
PCC and PCC-related entities (1)	13%	13%	11%

Customers under LTAs	44%	47%	39%

Significant customer under LTAs:
Rolls-Royce (1) (2)	15%	12%	-

(1) PCC and PCC-related entities serve as suppliers to Rolls-Royce. Certain sales we make directly to PCC and PCC-related entities also count towards, and are reflected in, the table above as sales to Rolls-Royce under the Rolls-Royce LTA.
(2) Sales under the Rolls-Royce LTA were less than 10% in 2006.

The primary market for titanium products in the commercial aerospace sector consists of two major manufacturers of large commercial airframes, Boeing Commercial Airplanes Group (a unit of Boeing) and Airbus, as well as manufacturers of large civil aircraft engines including Rolls-Royce, General Electric Aircraft Engines, Pratt & Whitney and Snecma. We sell directly to these major manufacturers, as well as to companies (including forgers such as Wyman-Gordon) that use our titanium to produce parts and other materials for such manufacturers. Approximately 57% of our sales revenue in 2004, 2005 and 2006 was generated by sales into the commercial aerospace sector. If any of the major aerospace manufacturers were to significantly reduce aircraft and/or jet engine build rates from those currently expected, there could be a material adverse effect, both directly and indirectly, on our business, results of operations, financial position and liquidity.

The market for titanium in the military sector includes sales of melted and mill titanium products engineered for applications for military aircraft (both engines and airframes), armor and component parts, armor appliqué on ground combat vehicles and other integrated armor or structural components. We sell directly to many of the major manufacturers associated with military programs on a global basis. Approximately 14% in 2004, 12% in 2005 and 15% in 2006 of our sales revenue was generated by sales into the military sector.

Outside of commercial aerospace and military sectors, we manufacture a wide range of products for customers in the chemical process, oil and gas, consumer, sporting goods, automotive and power generation sectors. Approximately 16% in 2004, 16% in 2005 and 17% in 2006 of our sales revenue was generated by sales into industrial and emerging market sectors, including sales to VALTIMET, which was our 43.7% owned affiliate until we sold our interest on December 28, 2006, for the production of welded tubing. For the oil and gas industry, we provide seamless pipe for downhole casing, risers, tapered stress joints and other offshore oil and gas production equipment, along with firewater piping systems.

In addition to melted and mill products, which are sold into the commercial aerospace, military, industrial and emerging markets sectors, we sell certain other products such as titanium fabrications, titanium scrap and titanium tetrachloride. Sales of these other products represented 13% of our sales revenue in 2004, 15% in 2005 and 11% in 2006.

Our backlog of unfilled orders has grown significantly from approximately $450 million at December 31, 2004, to $870 million at December 31, 2005 and to $1,125 million at December 31, 2006. Over 83% of the 2006 year-end backlog is scheduled for shipment during 2007. Our order backlog may not be a reliable indicator of future business activity.

We have explored and will continue to explore strategic arrangements in the areas of product development, production and distribution. We will also continue to work with existing and potential customers to identify and develop new or improved applications for titanium that take advantage of its unique qualities.

Competition. The titanium metals industry is highly competitive on a worldwide basis. Producers of melted and mill products are located primarily in the United States, Japan, France, Germany, Italy, Russia, China and the United Kingdom. Additionally, producers of other metal products, such as steel and aluminum, maintain forging, rolling and finishing facilities that could be used or modified to process titanium products. There are also several producers of titanium sponge in the world. Four of the major producers are currently in some stage of increasing sponge production capacity. We believe that entry as a new producer of titanium sponge would require a significant capital investment, substantial technical expertise and significant lead time.

Our principal competitors in the aerospace titanium market are Allegheny Technologies Incorporated (“ATI”) and RTI International Metals, Inc. (“RTI”), both based in the United States, and Verkhnaya Salda Metallurgical Production Organization (“VSMPO”), based in Russia. UNITI (a joint venture between ATI and VSMPO), RTI and certain Japanese producers are our principal competitors in the industrial and emerging markets. We compete primarily on the basis of price, quality of products, technical support and the availability of products to meet customers’ delivery schedules.

In the U.S. market, the increasing presence of non-U.S. participants has become a significant competitive factor. Until 1993, imports of foreign titanium products into the U.S. had not been significant. This was primarily attributable to relative currency exchange rates and, with respect to Japan, Russia, Kazakhstan and Ukraine, import duties (including antidumping duties). However, since 1993, imports of titanium sponge, ingot and mill products, principally from Russia and Kazakhstan, have increased and have had a significant competitive impact on the U.S. titanium industry. To the extent we are able to take advantage of this situation by purchasing sponge from such countries for use in our own operations, the negative effect of these imports on us can be somewhat mitigated.

Generally, imports of titanium products into the U.S. are subject to a 15% “normal trade relations” tariff. For tariff purposes, titanium products are broadly classified as either wrought (billet, bar, sheet, strip, plate and tubing) or unwrought (sponge, ingot and slab). Because a significant portion of end-use products made from titanium products are ultimately exported, we, along with our principal competitors and many customers, actively utilize the duty-drawback mechanism to recover most of the tariff paid on imports.

From time-to-time, the U.S. government has granted preferential trade status to certain titanium products imported from particular countries (notably wrought titanium products from Russia, which carried no U.S. import duties from approximately 1993 until 2004). It is possible that such preferential status could be granted again in the future.

The Japanese government has raised the elimination or harmonization of tariffs on titanium products, including titanium sponge, for consideration in multi-lateral trade negotiations through the World Trade Organization (the so-called “Doha Round”). As part of the Doha Round, the United States has proposed the staged elimination of all industrial tariffs, including those on titanium. The Japanese government has specifically asked that titanium in all its forms be included in the tariff elimination program. We have urged that no change be made to these tariffs, either on wrought or unwrought products. The negotiations are currently scheduled to conclude in 2007.

We will continue to resist efforts to eliminate duties on titanium products, although we may not be successful in these activities. Further reductions in, or the complete elimination of, any or all of these tariffs could lead to increased imports of foreign sponge, ingot and mill products into the U.S. and an increase in the amount of such products on the market generally, which could adversely affect pricing for titanium sponge, ingot and mill products and thus our results of operations, financial position or liquidity.

In 2006, legislation formerly known as the “Berry Amendment,” was re-enacted by Congress with minor changes. In general, the Berry Amendment requires that the United States Department of Defense (“DoD”) expend funds for products containing specialty metals, including titanium, that have been melted only in the United States. In 2007, the DoD will adopt regulations implementing the revised law. New DoD regulations could have a significant impact on the effectiveness of the law. We will continue to work with the DoD toward a successful implementation of the revised specialty metals provision. A weakening in the enforcement of the specialty metals clause could increase foreign competition for sales of titanium for defense products, adversely affecting our business, results of operations, financial position or liquidity.

Research and development. Our research and development activities are directed toward expanding the use of titanium and titanium alloys in all market sectors. Key research activities include the development of new alloys, development of technology required to enhance the performance of our products in the traditional industrial and aerospace markets and applications development for emerging markets. We conduct the majority of our research and development activities at our Henderson Technical Laboratory in Henderson, Nevada, with additional activities at our Witton, England facility. We incurred research and development costs of $2.9 million in 2004, $3.2 million in 2005 and $4.7 million in 2006.

In April 2003, we were selected by the United States Defense Advanced Research Projects Agency ("DARPA") to explore low cost titanium extraction processes, with specific focus on the FFC Cambridge process. As of December 31, 2005, work to develop and scale up that process at our operational facilities was discontinued due to low overall process efficiency. However, we continue to work in partnership with DARPA and others to meet the goals of the DARPA titanium initiative. The work with DARPA complements our research, development and exploration of innovative technologies and improvements to the existing processes such as Vacuum Distillation of sponge and Vacuum Arc Remelting processes.

Patents and trademarks. We hold U.S. and non-U.S. patents applicable to certain of our titanium alloys and manufacturing technology, which expire at various times from 2007 through 2025. We continually seek patent protection with respect to our technical base and have occasionally entered into cross-licensing arrangements with third parties. We believe the trademarks TIMET® and TIMETAL®, which are protected by registration in the U.S. and other countries, are important to our business. We believe that proprietary alloys targeting automotive exhaust, turbocharger, engine valve, and suspension spring applications provide us competitive advantages in the automotive market. Further, we were recently granted patent protection for an improved machinability alloy, TIMETAL 54M, for use in forged and machined components applicable to both aerospace and non-aerospace market sectors. Additionally, we have been granted certain patents and we have certain other patent applications pending relating to various aspects of our manufacturing technology. However, the majority of our titanium alloys and manufacturing technologies do not benefit from patent or other intellectual property protection.

Employees. The cyclical nature of the aerospace industry and its impact on our business is the principal reason for significant changes in our employee headcount. Our employee headcount includes both our full and part-time employees. The increases in our headcount during 2005 and 2006 reflect the increase in demand for titanium products during those periods. We currently expect employee headcount to increase throughout 2007 as production continues to increase, as our additional sponge capacity in Henderson, Nevada comes fully online and as we begin to hire to support our furnace expansion in Morgantown, Pennsylvania. The following table shows our approximate employee headcount at the end of the past 3 years:

	Employees at December 31,
	2004	2005	2006

U.S.	1,355	1,450	1,545
Europe	740	790	835

	2,095	2,240	2,380

Our production, maintenance, clerical and technical workers in Toronto, Ohio, and our production and maintenance workers in Henderson, Nevada (approximately half of our total U.S. employees) are represented by the United Steelworkers of America under contracts expiring in July 2008 and January 2008, respectively. Employees at our other U.S. facilities are not covered by collective bargaining agreements. A majority of the salaried and hourly employees at our European facilities are represented by various European labor unions. Our labor agreement with our U.K. production and maintenance employees runs through 2008, and our labor agreements with our French and Italian employees are renewed annually.

We currently consider our employee relations to be good. However, it is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect our business, results of operations, financial position or liquidity.

Regulatory and environmental matters. Our operations are governed by various Federal, state, local and foreign environmental and worker safety laws and regulations. In the U.S., such laws include the Occupational, Safety and Health Act, the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. We use and manufacture substantial quantities of substances that are considered hazardous, extremely hazardous or toxic under environmental and worker safety and health laws and regulations. We have used and manufactured such substances throughout the history of our operations. Although we have substantial controls and procedures designed to reduce continuing risk of environmental, health and safety issues, we could incur substantial cleanup costs, fines and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws or non-compliance with environmental permits required at our facilities. In addition, government environmental requirements or the enforcement thereof may become more stringent in the future. It is possible that some, or all, of these risks could result in liabilities that would be material to our business, results of operations, financial position or liquidity.

We believe that our operations are in compliance in all material respects with applicable requirements of environmental and worker health and safety laws. Our policy is to continually strive to improve environmental, health and safety performance. We incurred capital expenditures related to health, safety and environmental compliance and improvement of approximately $5.1 million in 2004, $25.1 million in 2005 and $2.0 million in 2006. Such capital expenditures include $3.9 million in 2004, $23.4 million in 2005 and a nominal amount in 2006 related to the construction of a water conservation facility at our Henderson, Nevada location.

From time to time, we may be subject to health, safety or environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. Occasionally, resolution of these matters may result in the payment of penalties. However, the imposition of more strict standards or requirements under environmental, health or safety laws and regulations could result in expenditures in excess of amounts currently estimated to be required for such matters. See Note 18 to the Consolidated Financial Statements.

Related parties. At December 31, 2006, Valhi, Inc. (“Valhi”) and other entities or persons related to Harold C. Simmons held approximately 47.9% of our outstanding common stock and 95.6% of our Series A Preferred Stock. See Notes 1 and 16 to the Consolidated Financial Statements.

Available information. We maintain an Internet website at www.timet.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments thereto, are or will be available free of charge on our website as soon as reasonably practicable after they are filed or furnished, as applicable, with the SEC. Additionally, our (i) Corporate Governance Guidelines, (ii) Code of Business Conduct and Ethics and (iii) Audit Committee, Management Development and Compensation Committee and Nominations Committee charters are also available on our website. We will provide these documents to shareholders upon request. Requests should be directed to the attention of our Investor Relations Department at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas Texas 75240.

The general public may read and copy any materials on file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A: RISK FACTORS

Listed below are certain risk factors associated with our business. In addition to the potential effect of these risk factors discussed below, any risk factor that could result in reduced earnings, liquidity or operating losses, could in turn adversely affect our ability to meet our liabilities or adversely affect the quoted market prices for our securities.

The cyclical nature of the commercial aerospace industry, which represents a significant portion of our business, creates uncertainty regarding our future profitability. In addition, adverse changes to, or interruptions in, our relationships with our major commercial aerospace customers could reduce our revenues. The commercial aerospace sector has a significant influence on titanium companies, particularly mill product producers. Our business is more dependent on commercial aerospace demand than is the overall titanium industry. We shipped approximately 59% of our mill products to commercial aerospace customers in 2006, whereas we estimate approximately 41% of the overall titanium industry’s mill products were shipped to commercial aerospace customers in 2006. The cyclical nature of the commercial aerospace sector has been the principal driver of the historical fluctuations in the performance of most titanium product producers. Our product sales to commercial aerospace customers accounted for 57% of our net sales for each of 2004, 2005 and 2006. Events that could adversely affect the commercial aerospace sector, such as future terrorist attacks, world health crises or unforeseen reductions in orders from commercial airlines, could significantly decrease our results of operations and financial condition.

Sales under LTAs with certain customers in the commercial aerospace sector account for a significant percentage of our annual sales revenue. If we are unable to maintain our relationships with our major commercial aerospace customers, including Boeing, Rolls-Royce, Snecma, UTC and Wyman-Gordon, under the LTAs we have with these customers, our sales could decrease substantially.

The titanium metals industry is highly competitive, and we may not be able to compete successfully. The global titanium markets in which we operate are highly competitive. Competition is based on a number of factors, such as price, product quality and service. Some of our competitors may be able to drive down prices for our products because their costs are lower than our costs. In addition, some of our competitors' financial, technological and other resources may be greater than our resources, and such competitors may be better able to withstand changes in market conditions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Further, consolidation of our competitors or customers in any of the industries in which we compete may result in reduced demand for our products. In addition, producers of metal products, such as steel and aluminum, maintain forging, rolling and finishing facilities. Such facilities could be used or modified to process titanium mill products, which could lead to increased competition and decreased pricing for our titanium products. In addition, many factors, including the historical presence of excess capacity in the titanium industry, work to intensify the price competition for available business at low points in the business cycle.

Our dependence upon certain critical raw materials that are subject to price and availability fluctuations could lead to increased costs or delays in the manufacture and sale of our products. We rely on a limited number of suppliers around the world, and principally on those located in Australia, for our supply of titanium-containing rutile ore, one of the primary raw materials used in the production of titanium sponge. While chlorine, another of the primary raw materials used in the production of titanium sponge, is generally widely available, we currently obtain our chlorine from a single supplier near our sponge plant in Henderson, Nevada. Also, we cannot supply all our needs for all grades of titanium sponge and scrap internally and are therefore dependent on third parties for a substantial portion of our raw material requirements. All of our major competitors utilize sponge and scrap as raw materials in their melt operations. Titanium scrap is also used in certain steel-making operations, and demand for these steel products, especially from China, has produced a significant increase in demand for titanium scrap at a time when titanium scrap generation rates are still at somewhat lower levels because of the lower commercial aircraft build rates in recent years. Purchase prices and availability of these critical materials are subject to volatility. At any given time, we may be unable to obtain an adequate supply of these critical materials on a timely basis, on price and other terms acceptable to us, or at all.

The rapid increase in titanium prices may cause our customers to look for alternatives to titanium in their products. The average selling prices for melted and mill titanium have on average increased 71% and 35%, respectively, in each of the last two years as a result of a sharp increase in titanium demand that has exceeded industry expansion. If prices for titanium are sustained at this record level, new markets and application opportunities for titanium may diminish as the use of titanium becomes too costly for many manufacturers. In addition, manufacturers that currently use titanium for their products may look for less expensive alternatives for titanium in existing products and applications. If these events were to occur, our sales and operating results could decrease substantially, resulting in decreased profitability and our continued dependence on the military and commercial aerospace industries.

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

Reductions in, or the complete elimination of, any or all tariffs on imported titanium products into the United States could lead to increased imports of foreign sponge, ingot and mill products into the U.S. and an increase in the amount of such products on the market generally, which could decrease pricing for our products. In the U.S. titanium market, the increasing presence of foreign participants has become a significant competitive factor. Until 1993, imports of foreign titanium products into the U.S. had not been significant. This was primarily attributable to relative currency exchange rates and, with respect to Japan, Russia, Kazakhstan and Ukraine, import duties (including antidumping duties). However, since 1993, imports of titanium sponge, ingot and mill products, principally from Russia and Kazakhstan, have increased and have had a significant competitive impact on the U.S. titanium industry.

Generally, imports of titanium products into the U.S. are subject to a 15% “normal trade relations” tariff. For tariff purposes, titanium products are broadly classified as either wrought (billet, bar, sheet, strip, plate and tubing) or unwrought (sponge, ingot and slab). From time-to-time, the U.S. government has granted preferential trade status to certain titanium products imported from particular countries (notably wrought titanium products from Russia, which carried no U.S. import duties from approximately 1993 until 2004). It is possible that such preferential status could be granted again in the future, and we may not be successful in resisting efforts to eliminate duties or tariffs on titanium products. See discussion of Doha Round in “Business - Competition.”

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

Set forth below is a listing of our major production facilities. In addition to our U.S. sponge capacity discussed below, our worldwide melting capacity presently aggregates approximately 44,650 metric tons (estimated 20% of world capacity), and our mill product capacity aggregates approximately 22,600 metric tons (estimated 20% of world capacity). Of our worldwide melting capacity, 35% is represented by electron beam cold hearth melting (“EB”) furnaces, 63% by vacuum arc remelting (“VAR”) furnaces and 2% by a vacuum induction melting (“VIM”) furnace.

		Annual Practical Capacities (3)
Manufacturing Location	Products Manufactured	Melted Products	Mill Products
		(metric tons)

Henderson, Nevada (1)	Sponge, Ingot	12,250	-
Morgantown, Pennsylvania (1)	Slab, Ingot, Raw materials Processing	20,000	-
Toronto, Ohio (1)	Billet, Bar, Plate, Sheet, Strip	-	11,000
Vallejo, California (2)	Ingot (including non-titanium superalloys)	1,600	-
Ugine, France (2) (4)	Ingot, Billet	2,100	1,500
Waunarlwydd (Swansea), Wales(1)	Bar, Plate, Sheet	-	3,100
Witton, England (2)	Ingot, Billet, Bar	8,700	7,000
(1) Owned facility.
(2) Leased facility.
(3) Practical capacities are variable based on product mix and are not additive.
(4) Practical capacities are based on the approximate maximum equivalent product that CEZUS is contractually  obligated to provide.

During the past three years, our major production facilities have operated at varying levels of practical capacity. Overall in 2006, our plants operated at approximately 88% of practical capacity, as compared to 80% in 2005 and 73% in 2004. In 2007, our plants are expected to operate at approximately --93% of practical capacity. However, practical capacity and utilization measures can vary significantly based upon the mix of products produced.

United States production. In 2006, our Henderson, Nevada VDP sponge facility operated at 102% of its annual practical capacity of 8,600 metric tons. During the second quarter of 2007, we expect to commence commercial production from our 4,000 metric ton expansion of this facility. We estimate that in 2007, our estimated practical capacity at this facility will be 10,600 metric tons on an annualized basis and that we will operate at approximately 100% of this capacity.

Our U.S. melting facilities in Henderson, Nevada, Morgantown, Pennsylvania and Vallejo, California produce ingot and slab, which are either used as feedstock for our mill products operations or sold to third parties. Our melting facilities are expected to operate at approximately 95% of annual practical capacity in 2007, as compared to 90% in 2006. The expansion of our Morgantown, Pennsylvania electron beam cold hearth melt capacity, which will increase our total melt capacity by approximately 20% and our cold hearth melt capacity by approximately 54%, is on schedule, and we anticipate meeting our completion target of early 2008. Our raw materials processing facility in Morgantown, Pennsylvania primarily processes scrap used as melting feedstock, either in combination with sponge or separately.

We produce titanium mill products in the U.S. at our forging and rolling facility in Toronto, Ohio, which receives ingot or slab principally from our U.S. melting facilities. Our U.S. forging and rolling facility is expected to operate at approximately 89% of annual practical capacity in 2007, up from 78% in 2006. Capacity utilization across our individual mill product lines varies.

European production. We conduct our operations in Europe primarily through our wholly owned subsidiaries TIMET UK, Ltd. (“TIMET UK”) and Loterios S.p.A. (“Loterios”) and our 70% owned subsidiary TIMET Savoie. TIMET UK’s Witton, England laboratory and manufacturing facilities are leased pursuant to long-term operating leases expiring in 2014 and 2024, respectively. TIMET UK’s melting facility in Witton, England produces VAR ingot used primarily as feedstock for our Witton forging operations. TIMET UK forges the ingot into billet products for sale to third parties or into an intermediate product for further processing into bar or plate at our facility in Waunarlwydd, Wales. TIMET UK’s melting and mill products production in 2007 is expected to operate at approximately 93% and 84%, respectively, of annual practical capacity, compared to 86% and 74%, respectively, in 2006. Loterios, which manufactures large industrial use fabrications, generally on a project engineering and design basis, and therefore, measures of annual capacity are not practical or meaningful.

TIMET Savoie has the right to utilize portions of the Ugine, France plant of Compagnie Européenne du Zirconium-CEZUS, S.A. (“CEZUS”), the 30% minority partner in TIMET Savoie, pursuant to a conversion services agreement which runs through 2011. TIMET Savoie’s capacity is to a certain extent dependent upon the level of activity in CEZUS’ zirconium business, which may from time to time provide TIMET Savoie with capacity in excess of that which CEZUS is contractually required to provide. During 2006, TIMET Savoie utilized 100% of the maximum annual capacity CEZUS was contractually required to provide in 2006, and we expect to utilize approximately 100% of the maximum annual capacity CEZUS is required to provide in 2007. In 2006, we entered into an agreement with CEZUS that provides for the extension of the term of the conversion services agreement until 2015 and the expansion of the maximum annual melt capacity that CEZUS is contractually required to provide to us to 2,900 metric tons. We expect the expansion to be fully operational by the second quarter of 2008.

ITEM 3: LEGAL PROCEEDINGS

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. See Note 17 to the Consolidated Financial Statements.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2006.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (symbol: TIE). The high and low sales prices for our common stock during 2005, 2006 and the first two months of 2007 are set forth below. All prices (as well as all share numbers referenced herein) have been adjusted to reflect (i) the two-for-one stock split which became effective after the close of trading on September 6, 2005, (ii) the two-for-one stock split which became effective after the close of trading on February 16, 2006 and (iii) the two-for-one stock split which became effective after the close of trading on May 15, 2006.

Year ended December 31, 2005:	High	Low

First quarter	$5.06	$2.91
Second quarter	$7.19	$3.87
Third quarter	$10.60	$6.16
Fourth quarter	$19.86	$8.56

Year ended December 31, 2006:
First quarter	$25.93	$15.96
Second quarter	$47.63	$24.50
Third quarter	$34.88	$22.77
Fourth quarter	$33.92	$23.20

January 1, 2007 to February 23, 2007	$38.55	$27.74

On February 23, 2007, the closing price of TIMET common stock was $38.03 per share. As of January 25, 2007, there were approximately 145 stockholders of record of TIMET common stock, which we estimate represent approximately 49,000 actual stockholders.

In August 2004, we completed an exchange offer pursuant to which we had offered to exchange any and all of the 4,024,820 outstanding 6.625% manditorily redeemable convertible preferred securities, beneficial unsecured convertible securities (“BUCS”) issued by the TIMET Capital Trust I (the “Capital Trust”) for shares of our 6.75% Series A Convertible Preferred Stock (the “Series A Preferred Stock”) at the exchange rate of one share of Series A Preferred Stock for each BUCS. Based upon the 3,909,103 BUCS tendered and accepted for exchange as of the close of the offer on August 31, 2004, we issued 3,909,103 shares of Series A Preferred Stock in the exchange. Series A Preferred Stock holders are entitled to receive cumulative cash dividends at the rate of 6.75% of the $50 per share liquidation preference per annum per share (equivalent to $3.375 per annum per share), when, as and if declared by our board of directors. During 2005, an aggregate of 926,490 shares of Series A Preferred Stock were converted into 12,353,200 shares of our common stock, and during 2006, an additional 1,293,295 shares of Series A Preferred Stock were converted into 17,243,933 shares of our common stock. There were 1,689,318 shares of our Series A Preferred Stock outstanding at December 31, 2006. See Notes 10 and 12 to the Consolidated Financial Statements.

On March 3, 2006, we called the remaining outstanding BUCS for redemption. The redemption price equaled 100.6625% of the $50.00 liquidation amount per BUCS, or $50.3313, plus accrued distributions to the March 24, 2006 redemption date of the BUCS of $0.2116 per BUCS. From March 3, 2006 through March 20, 2006, substantially all of the 113,400 outstanding BUCS were converted into 607,356 shares of our common stock, and a nominal number of BUCS were redeemed for cash on March 24, 2006. Subsequently, the Capital Trust was dissolved and, accordingly, our investment in the common securities of the Capital Trust was reduced to zero.

Our U.S. credit agreement contains certain financial covenants that may restrict our ability to make dividend payments on both our common stock and Series A Preferred Stock. The covenants do not currently restrict our ability to pay dividends or make distributions. See Item 7 - MD&A and Note 9 to the Consolidated Financial Statements.

On August 12, 2005, we retired all 360,000 shares of our treasury stock, which had a cost basis of $1.2 million. The retirement resulted in a $1.0 million reduction of additional paid-in capital and a $0.2 million decrease in accumulated earnings.

Performance graph. Set forth below is a line graph comparing, for the period December 31, 2001 through December 31, 2006, the cumulative total stockholder return on our common stock against the cumulative total return of (a) the S&P Composite 500 Stock Index and (b) a self-selected peer group, comprised solely of RTI International Metals, Inc. (NYSE: RTI), our principal U.S. competitor with significant operations primarily in the titanium metals industry for which meaningful stockholder return information is available. The graph shows the value at December 31 of each year, assuming an original investment of $100 in each and reinvestment of cash dividends and other distributions to stockholders.

Comparison of Cumulative Return among Titanium Metals Corporation,
S&P 500 Composite Index and Self-Selected Peer Group

The information contained in the performance graph shall not be deemed “soliciting material” or “filed” with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act, except to the extent we specifically requests that the material be treated as soliciting material or specifically incorporates this performance graph by reference into a document filed under the Securities Act or the Securities Exchange Act.

Equity compensation plan information. We have certain equity compensation plans, all of which were approved by our stockholders, which provide for the discretionary grant to our employees and directors of, among other things, options to purchase our common stock and stock awards. As of December 31, 2006, there were a total of approximately 0.3 million options outstanding under all such plans to purchase shares of our common stock at a weighted average exercise price of $4.24 per share, and approximately 7.7 million shares were available for future grant or issuance. We do not have any such equity compensation plans that were not approved by our stockholders. See Note 12 to the Consolidated Financial Statements.

ITEM 6: SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with our Consolidated Financial Statements and Item 7 - MD&A.

	Year ended December 31,
	2002	2003	2004	2005	2006
	($ in millions, except per share and average selling price data)

STATEMENT OF INCOME DATA:
Net sales	$366.5	$385.3	$501.8	$749.8	$1,183.2
Gross margin	6.2	5.6	63.7	199.4	436.1
Operating income (loss)	(11.5)	(6.0)	43.0	171.1	382.8
Interest expense	17.1	16.4	12.5	4.0	3.4
Net income (loss) attributable to common stockholders (1)	(102.2)	(24.4)	43.3	143.7	274.5
Earnings (loss) per share:
Basic (1) (2)	$(0.81)	$(0.19)	$0.34	$1.10	$1.77
Diluted (1) (2)	$(0.81)	$(0.19)	$0.33	$0.86	$1.53

BALANCE SHEET DATA:
Cash and cash equivalents	$6.4	$37.3	$7.9	$17.8	$29.5
Total assets (3)	605.0	594.8	700.6	907.3	1,216.9
Outstanding indebtedness (4)	29.6	10.3	43.4	51.6	0.7
Debt payable to Capital Trust	207.5	207.5	12.0	5.9	-
Stockholders’ equity (3)	189.7	177.7	406.4	562.2	878.9

CASH FLOW DATA:
Cash flows provided (used) by:
Operating activities	$(13.6)	$65.8	$(22.4)	$72.9	$79.1
Investing activities	(7.5)	(14.5)	(44.5)	(61.5)	(26.5)
Financing activities	3.6	(22.1)	38.7	-	(42.5)
Net cash provided (used)	$(17.5)	$29.2	$(28.2)	$11.4	$10.1

Melted product shipments:
Volume (metric tons)	2,400	4,725	5,360	5,655	5,900
Average selling price (per kilogram)	$14.50	$12.15	$13.45	$19.85	$38.30

Mill product shipments:
Volume (metric tons)	8,860	8,875	11,365	12,660	14,160
Average selling price (per kilogram)	$31.40	$31.50	$32.05	$41.75	$57.85

Order backlog at December 31 (5)	$185	$205	$450	$870	$1,125
Capital expenditures	$7.8	$12.5	$23.6	$61.1	$100.9
(1)	In 2002, we recorded a $27.5 million pre-tax impairment charge to other non-operating expense related to our investment in Special Metals Corporation preferred securities.
(2)	All share and per share disclosures for all periods presented have been adjusted to give effect of all stock splits to date.
(3)	We adopted SFAS 158 effective December 31, 2006. See Note 15 to the Consolidated Financial Statements.
(4)	Outstanding indebtedness represents notes payable, current and noncurrent debt and capital lease obligations.
(5)	Order backlog is defined as unfilled purchase orders (including those under consignment arrangements), which are generally subject to deferral or cancellation by the customer under certain conditions.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SUMMARY

General overview. We are a vertically integrated producer of titanium sponge, melted products and a variety of mill products for commercial aerospace, military, industrial and other applications. We are one of the world’s leading producers of titanium melted products (ingot, electrodes and slab) and mill products (billet, bar, plate, sheet and strip). We are the only producer with major titanium production facilities in both the United States and Europe, the world’s principal markets for titanium. We are currently the largest producer of titanium sponge, a key raw material, in the United States.

We sell our titanium melted and mill products into four worldwide market sectors. Aggregate shipment volumes for titanium mill products in 2006 were derived from the following sectors:

	TIMET		Titanium Industry (1)
	Mill product shipments	% of total	Mill product shipments	% of total
	(Metric tons)		(Metric tons)

Commercial aerospace	8,455	59%	31,000	41%
Military	2,212	16%	5,400	7%
Industrial	2,795	20%	35,900	48%
Emerging markets	698	5%	2,700	4%

	14,160	100%	75,000	100%

(1) Estimates based on our titanium industry experience and information obtained from publicly-available external resources (e.g., United States Geological Survey, International
     Titanium Association and Japan Titanium Society).

The titanium industry derives a substantial portion of its demand from the highly cyclical commercial aerospace sector. As shown in the table above, our business is more dependent on commercial aerospace demand than is the overall titanium industry, and our sales growth during 2006 has benefited from growth in this sector, primarily related to significant selling price increases, but also related to some volume increases. Our 2006 revenue from sales of melted and mill products to the commercial aerospace sector grew 57% from 2005.

Recent developments. In November 2006, we entered into a 20-year conversion services agreement with Haynes, whereby Haynes has agreed to provide an annual output capacity of 4,500 metric tons of titanium mill rolling services at their facility, and we have the option of increasing the output capacity to 9,000 metric tons. This agreement provides us with a long-term secure source for processing flat products, resulting in a significant increase in our existing mill product conversion capabilities which allows us to provide assurance to our customers of our long-term ability to meet their needs. Under the agreement, we paid Haynes $50.0 million in return for the dedicated rolling capacity. We will ratably amortize the $50.0 million we paid for the conversion services into the cost of the applicable inventory rolled by Haynes over the 20 year term of the agreement.

In December 2006, we sold our 43.7% interest in VALTIMET, a manufacturing joint venture between us, Valinox Welded and Sumitomo Metals Industry formed in 1997 for the manufacture of welded stainless steel and titanium tubing, to ValTubes SAS for $75.0 million cash. The sale transaction resulted in a $40.9 million non-operating capital gain. We utilized a portion of our capital loss carryforward, the benefit of which had previously not been recognized, to completely offset the current income taxes generated from the sale. We plan to redeploy the proceeds into expansion of our productive capacity or other growth opportunities in our core and emerging business segments that we believe will provide the opportunity for an increased return on investment. We have entered into a separate ten-year titanium supply agreement with VALTIMET that includes specified minimum annual volumes, minimum prices and take-or-pay provisions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America. In the preparation of these financial statements, we are required to make estimates and judgments, and select from a range of possible estimates and assumptions, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates, including those related to allowances for uncollectible accounts receivable, inventory allowances, asset lives, impairments of investments, the recoverability of other long-lived assets, including property and equipment, pension and other postretirement benefit obligations and the related underlying actuarial assumptions, the realization of deferred income tax assets, and accruals for asset retirement obligations, environmental remediation, litigation, income tax and other contingencies. We base our estimates and judgments, to varying degrees, on historical experience, advice of external specialists and various other factors we believe to be prudent under the circumstances. Actual results may differ from previously estimated amounts and such estimates, assumptions and judgments are regularly subject to revision.

We consider the policies and estimates discussed below to be critical to an understanding of our financial statements because their application requires our most significant judgments in estimating matters for financial reporting that are inherently uncertain. See Notes to the Consolidated Financial Statements for additional information on these policies and estimates, as well as discussion of additional accounting policies and estimates.

Inventory valuation. We provide reserves for estimated obsolete or unmarketable inventories equal to the difference between the cost of inventories and the estimated net realizable value using assumptions about future demand for our products, alternate uses of the inventory and market conditions. If actual market conditions are less favorable than those projected by us, we may be required to recognize additional inventories reserves.

Impairment of long-lived assets. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment and intangible assets, may not be recoverable, we undertake an evaluation of the assets or asset group. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated using discounted expected future cash flows or appraised values. All relevant factors are considered in determining whether an impairment exists. No significant impairments were deemed to exist in 2004, 2005 and 2006.

Valuation and impairment of securities. We own investments in certain companies that we account for as marketable securities carried at fair value. For all of such investments, we record an impairment charge when we believe an investment has experienced a decline in fair value below its cost basis that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or our inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring us to recognize an impairment charge in the future. No other than temporary declines in value were deemed to exist in 2004, 2005 or 2006. See Note 4 to the Consolidated Financial Statements for further discussion.

Deferred income tax valuation allowances. We record a valuation allowance if realization of our gross deferred income tax assets is not “more-likely-than-not” after giving consideration to recent historical results and near-term projections, and we also consider the availability of tax planning strategies that might impact either the need for, or amount of, any valuation allowance. See “Results of Operations - Income taxes” for discussion of our analysis of our deferred income tax valuation allowances.

Pension and OPEB expenses and obligations. Our pension and OPEB expenses and obligations are calculated based on several estimates, including discount rates, expected rates of returns on plan assets and expected health care trend rates. We review these rates annually with the assistance of our actuaries. See further discussion of the factors considered and potential effect of these estimates in “Liquidity and Capital Resources - Defined benefit pension plans” and “Liquidity and Capital Resources - Postretirement benefit plans other than pensions.”

RESULTS OF OPERATIONS

Comparison of 2005 to 2006

Summarized financial information. The following table summarizes certain information regarding our results of operations for the years ended December 31, 2005 and 2006. Our reported average selling prices are a reflection of actual selling prices we received after the effects of currency exchange rates, customer and product mix, and other related factors realized throughout a given period. Consequently, changes in average selling prices from period to period will be impacted by changes in actual prices and these other factors.

	For the year ended December 31,
	2005	% of Total Net Sales	2006	% of Total Net Sales
	(In thousands, except product shipment data)

Net sales:
Melted products	$112,252	15%	$225,970	19%
Mill products	528,555	70%	819,156	69%
Other products	108,970	15%	138,042	12%

Total net sales	749,777	100%	1,183,168	100%

Cost of sales	(550,415)	73%	(747,065)	63%

Gross margin	199,362	27%	436,103	37%

Selling, general, administrative and development expense	(53,646)	7%	(67,038)	6%
Other operating income and expenses, net	25,359	3%	13,720	1%

Operating income	$171,075	23%	$382,785	32%

Melted product shipments:
Volume (metric tons)	5,655		5,900
Average selling price (per kilogram)	$19.85		$38.30

Mill product shipments:
Volume (metric tons)	12,660		14,160
Average selling price (per kilogram)	$41.75		$57.85

Net sales. We experienced significant sales growth during 2006, as net sales increased 58%, or $433.4 million, compared to 2005. We, and the industry as a whole, have benefited significantly from continued strong demand for titanium across all major industry market sectors that has driven melted and mill titanium prices to record levels. In addition, during 2005 we had a higher mix of sales to customers under LTAs whose terms contained pricing provisions that limited our ability to immediately adjust selling prices in response to increased production costs, particularly raw materials, or other market changes.  As certain of those LTAs have now expired, or as prices have been adjusted as permitted under the LTAs, continued sales to these customers in 2006 were at pricing terms that more closely reflected current market pricing.  As a result of these factors, average selling prices for melted and mill products have increased 93% and 39%, respectively, compared to 2005. In addition to the improved pricing, we delivered 4% more melted products and 12% more mill products compared to 2005. Further, other product sales increased 27% compared to the prior year due principally to improved demand for our fabrication products related primarily to increased construction of chemical, power and other industrial facilities.

Cost of sales. Our cost of sales increased $196.7 million, or 36%, in 2006 compared to 2005 due to increased sales volumes and higher average cost of raw materials, including purchased titanium sponge and titanium scrap. The higher cost of our purchased sponge is due principally to our utilization in 2005 of lower-cost sponge purchased from the U.S. Defense Logistics Agency (“DLA”) stockpile. We have purchased sponge from the DLA stockpile since 2000, but the stockpile became fully depleted in 2005. The higher cost of our purchased titanium scrap is due to increased industry-wide demand as well as demand in non-titanium markets that use titanium as an alloying agent. The impact of market increases in the cost of sponge and scrap was mitigated, in part, because certain of our raw material purchases are subject to long-term agreements. In addition to the impact of higher raw material costs, our cost of sales increased as our energy costs increased and as we increased our manufacturing employee headcount by approximately 150 full time equivalents compared to 2005 in order to support the continued growth of our business. Our cost of sales was favorably impacted by our increased production levels, as our overall plant operating rates improved to 88% in 2006 compared to the prior year plant operating rate of 80%. Despite these overall increases, cost of sales was reduced to 63% of sales for 2006 compared to 73% for 2005, as increases in selling prices more than offset the higher costs.

Gross margin. During 2006, our gross margin increased 119% to $436.1 million compared to 2005. Our gross margin percentage increased from 27% in 2005 to 37% in 2006. Our improved profitability was generally driven by the increase in sales prices for our products and improved plant operating rates, which more than offset the effect of our higher raw material and energy costs.

Operating income. Our operating income for 2006 increased 124% to $382.8 million compared to 2005, and our operating income percentage increased from 23% in 2005 to 32% in 2006. The increase in operating income is driven primarily by an increase in gross margin which is somewhat offset by increases in selling, general, administrative and development (“SGA&D”) expense and a decrease in other operating income.

During 2006, our SGA&D expense increased $13.4 million to $67.0 million compared to 2005 primarily due to (i) $8.6 million of travel, relocation and severance expenses incurred in connection with the relocation of our headquarters to Dallas, Texas and our operational management and information technology group to Exton, Pennsylvania, (ii) increased employee compensation as a result of additional personnel to support expansion of our business and (iii) increased audit and consulting fees associated with the expansion of our business. SGA&D expense decreased from 7% of sales in 2005 to 6% of sales in 2006 due to the significant sales growth.

Our other operating income for 2006 decreased $11.6 million from $25.4 million in 2005 to $13.7 million in 2006. The decrease is primarily related to our LTA with Boeing. During 2005, we recorded $17.1 million of other operating income related to the take-or-pay provisions which were part of our previous LTA with Boeing. As discussed in Note 13 to the Consolidated Financial Statements, beginning in 2006 under our current LTA with Boeing, the take-or-pay provisions under the previous LTA were replaced with an annual makeup payment early in the following year in the event Boeing purchases less than its annual commitment in any year. Based on the provisions of the new LTA, no makeup payment was required for 2006. Other operating income in 2005 also includes $1.8 million related to our settlement of a customer claim regarding prior order cancellations. Somewhat offsetting these decreases was our equity in earnings of VALTIMET, which increased $9.0 million to $14.1 million in 2006 due to their higher earnings resulting from stronger demand and increased pricing in the industrial welded tubing market.

Net other non-operating income and expense. During 2006, we recognized other non-operating income of $39.0 million compared to other non-operating income of $18.2 million during 2005. As discussed previously, we realized a $40.9 million gain on the sale of our investment in VALTIMET during 2006. Net other non-operating income during 2005 included a gain on the sale of certain real property of $13.9 million. Additionally, during 2006, the U.S. dollar weakened relative to the British pound sterling and the euro, which resulted in net currency transaction losses of $4.0 million as compared to net currency transaction gains of $2.3 million in 2005 as the U.S. dollar strengthened relative to the British pound sterling and the euro.

Income taxes. We incurred income tax expense of $24.5 million in 2005 compared to $128.4 million in 2006. See Note 14 to the Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense. Some of the more significant items impacting this reconciliation are summarized below.

Our income tax expense in 2006 includes:

•
an income tax benefit of $17.1 million related to the reversal of a portion of our deferred income tax asset valuation allowance related to our capital loss carryforward following the sale of our interest in VALTIMET;

•	an income tax benefit of $2.4 million from the special manufacturing deduction created by the American Jobs Creation Act of 2004; and

•	an income tax benefit of $1.1 million related to the elimination of certain items included in other comprehensive income following the sale of our interest in VALTIMET.

Our income tax expense in 2005 includes:

•	an income tax benefit of $50.1 million related to the reversal of our deferred income tax asset valuation allowance related to the U.S. and the U.K.;

•	an income tax expense of $1.5 million related to the repatriation of dividends from our European subs; and

•	an income tax expense of $4.4 million related to the elimination of an amount included in other comprehensive income related to our defined benefit pension plan in the U.S.

Minority interest. Minority interest relates principally to our French subsidiary, TIMET Savoie, which is 30% owned by CEZUS. Minority interest increased $3.9 million from 2005 to $8.8 million during 2006 due to increased net income at TIMET Savoie, whose results of operations were favorably impacted by increased sales prices for melted and mill products during 2006.

Dividends on Series A Preferred Stock. Our Series A Preferred Stock accrues a cumulative cash dividend of 6.75% of the $50 per share liquidation preference per year. Shares of our Series A Preferred Stock are also convertible to shares of our common stock at any time by the shareholder. During 2005, 0.9 million shares of our Series A Preferred Stock were converted into 12.4 million shares of our common stock, as compared to 1.3 million shares of our Series A Preferred Stock converted to 17.2 million shares of common stock during 2006. Based on the number of Series A Preferred shares outstanding throughout each year, cumulative dividends attributable to our Series A Preferred Stock were $12.5 million during 2005, compared to $7.2 million during 2006.

Comparison of 2004 to 2005

Summarized financial information. The following table summarizes certain information regarding our results of operations for the years ended December 31, 2004 and 2005. Our reported average selling prices are a reflection of actual selling prices we received after the effects of currency exchange rates, customer and product mix, and other related factors realized throughout a given period. Consequently, changes in average selling prices from period to period will be impacted by changes in actual prices and these other factors.

	Year ended December 31,
	2004	% of Total Net Sales	2005	% of Total Net Sales
	(In thousands, except product shipment data)

Net sales:
Melted products	$72,092	14%	$112,252	15%
Mill products	364,248	73%	528,555	70%
Other products	65,488	13%	108,970	15%

Total net sales	501,828	100%	749,777	100%

Cost of sales	(438,151)	87%	(550,415)	73%

Gross margin	63,677	13%	199,362	27%

Selling, general, administrative and development expense	(44,908)	9%	(53,646)	7%
Other operating income and expenses, net	24,267	5%	25,359	3%

Operating income	$43,036	9%	$171,075	23%

Melted product shipments:
Volume (metric tons)	5,360		5,655
Average selling price (per kilogram)	$13.45		$19.85

Mill product shipments:
Volume (metric tons)	11,365		12,660
Average selling price (per kilogram)	$32.05		$41.75

Net sales. We experienced significant sales growth during 2005, as net sales increased 49%, or $247.9 million, compared to 2004. We, and the industry as a whole, benefited from significantly increased demand for titanium across all major industry market sectors, especially commercial aerospace during 2005. As previously discussed, a substantial portion of our business is derived from the commercial aerospace industry, and sales of titanium generally precede aircraft deliveries by about one year. In 2005, our net sales significantly benefited from the increase in production of large commercial aircraft that were scheduled for delivery in 2006. As a result of these market factors, average selling prices for melted and mill products increased 48% and 30%, respectively, over the prior year. In addition to the improved pricing, we delivered 6% more melted products and 11% more mill products compared to the 2004. In addition, other product sales increased 66% compared to the prior year due principally to improved demand for our fabrication products related primarily to increased construction of chemical, power and other industrial facilities.

Cost of sales. Our cost of sales increased $112.3 million, or 26%, in 2005 compared to 2004 due to increased sales volumes and higher average cost of raw materials, including purchased titanium sponge and titanium scrap. The higher cost of our purchased titanium scrap was due to increased industry-wide demand as well as demand in non-titanium markets that use titanium as an alloying agent. The impact of market increases in the cost of sponge and scrap was mitigated, in part, because certain of our raw material purchases are subject to long term agreements. In addition to the impact of higher raw material costs, our cost of sales increased as our energy cost increased and we increased our manufacturing employee headcount by approximately 145 full time equivalents compared to the 2004 period in order to support the continued growth of our business. Our cost of sales was favorably impacted by our increased production levels, as our plant operating rate improved to 80% in 2005 compared to 2004 plant operating rate of 73%. Despite these overall increases, cost of sales was reduced to 73% of sales for 2005 compared to 87% for 2004, as increases in selling prices more than offset higher costs.

Gross margin. During 2005, our gross margin increased 213% to $199.4 million compared to 2004. Our gross margin percentage increased from 13% in 2004 to 27% in 2005. Our improved profitability was generally driven by the increase in sales prices for each of our products and improved plant operating rates, which more than offset the effect of our higher raw material and energy costs. Gross margin during 2005 includes an additional $21.1 million from the sale of titanium scrap (which we cannot economically recycle) and other non-mill products as compared to 2004. Gross margin during 2005 was adversely impacted by $6.0 million of additional costs as compared to 2004 related to the accrual of certain performance-based employee incentive compensation payments and a $1.2 million noncash impairment charge related to our abandonment of certain manufacturing equipment.

Operating income. Our operating income for 2005 increased 298% to $171.1 million compared to 2004, and our operating income percentage increased from 9% in 2004 to 23% in 2005. The increase in operating income is driven primarily by an increase in gross margin which is somewhat offset by increases in SGA&D expense.

SGA&D expenses increased 19%, from $44.9 million during 2004 to $53.6 million during 2005, principally as a result of (i) $3.7 million of increased personnel costs (including $1.4 million of additional employee incentive compensation costs) partially as a result of headcount increases during 2005 of approximately 15 full time equivalents compared to 2004 in order to support the continued growth of our business, (ii) $1.2 million of additional auditing and consulting costs partially related to our compliance with the Sarbanes-Oxley Act’s internal control requirements and (iii) increases during 2005 for legal, travel, insurance and other such costs.

Our other operating income for 2005 increased $1.1 million from $24.3 million in 2004 to $25.4 million in 2005. The increase is primarily related to $3.8 million of increased equity in earnings of VALTIMET in 2005 due to stronger demand and increased pricing in the industrial tubing market and operating income of $1.8 million in 2005 related to our settlement of a customer claim regarding prior order cancellations, which was offset by a $5.0 million decrease (from $22.1 million in 2004 to $17.1 million in 2005) of income related to the take-or-pay provisions with Boeing, as previously discussed.

Interest expense. Interest expense decreased to $4.0 million in 2005 from $12.5 million in 2004. During 2004, we exchanged 97.1% of our outstanding BUCS for our Series A Preferred Stock which resulted in a decrease in interest expense on debt payable to the Capital Trust from $9.8 million in 2004 to $0.7 million in 2005. Partially offsetting this decrease, interest expense on bank debt in 2005 increased 25% compared to 2004, primarily due to higher average outstanding borrowings during 2005 compared to 2004, which we used primarily to support our accumulation of inventory to meet expected customer demand during 2006 as well as for the construction of the water conservation facility at our Henderson, Nevada location.

Net other non-operating income and expense. During 2005, we recognized other non-operating income of $18.2 million compared to other non-operating income of $16.2 million during the year ended December 31, 2004. Our net other non-operating income during 2005 included a gain on the sale of certain real property of $13.9 million. Additionally, the U.S. dollar strengthened relative to the British pound sterling and the euro, which resulted in net currency transaction gains of $2.3 million during 2005. As a result of the exchange of 97.1% of our outstanding BUCS for our Series A Preferred Stock, we realized a $15.5 million non-cash, non-operating gain in 2004. Additionally, we recorded net currency transaction losses of $0.5 million during the 2004 as the U.S. dollar weakened relative to the British pound sterling and the euro.

Income taxes. We incurred an income tax benefit of $2.1 million in 2004 compared to an income tax expense of $24.5 million in 2005. See Note 14 to the Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense. Some of the more significant items impacting this reconciliation are summarized below.

Our income tax expense in 2005 includes:

•	an income tax benefit of $50.1 million related to the reversal of our deferred income tax asset valuation allowance related to the U.S. and the U.K.;

•	an income tax expense of $1.5 million related to the repatriation of dividends from our European subs; and

•	an income tax expense of $4.4 million related to the elimination of an amount included in other comprehensive income related to our defined benefit pension plan in the U.S.

Our overall income tax benefit in 2004 includes an income tax benefit of $17.1 million related to the reversal of our deferred income tax asset valuation allowance.

Dividends on Series A Preferred Stock. As discussed previously, in August 2004, we exchanged substantially all of the outstanding BUCS for 3,909,103 shares of our Series A Preferred Stock. Holders of our Series A Preferred Stock converted no Series A Preferred Stock to common stock during 2004, and the holders converted 0.9 million shares of our Series A Preferred Stock into 12.4 million shares of our common stock during 2005. Based on the number of Series A Preferred shares outstanding throughout each year, cumulative dividends attributable to our Series A Preferred Stock were $3.3 million during 2004 as compared to $12.5 million during 2005.

European operations

We have substantial operations located in the U.K., France and Italy. Approximately 34% of our sales originated in Europe for 2006, of which approximately 52% were denominated in the British pound sterling or the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for our European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of our European subsidiaries are those of their respective countries, and the European subsidiaries are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of our European operations may be in U.S. dollars or in functional currencies. Our export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations.

We do not use currency contracts to hedge our currency exposures. At December 31, 2006, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $111.7 million and $63.6 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable and accounts payable.

Outlook

We achieved record levels for net sales, operating income and net income through 2006. These strong operating results were largely driven by increased demand in all market sectors (commercial aerospace, industrial, military and other emerging markets), as well as cost efficiency benefits from improved production levels. Capacity constraints for both melted and mill products in the titanium industry coupled with relatively tight supplies of raw materials also contributed to improved selling prices for both melted and mill products. Our backlog at December 31, 2006 was $1.1 billion, compared to $870 million at December 31, 2005 and $450 million at December 31, 2004. With our plant production levels near practical capacity, we have initiated several strategic capital improvement projects at our existing facilities that will add capacity to capitalize on the anticipated increase in demand including:

•
In May 2005, we announced our plans to expand our existing titanium sponge facility in Henderson, Nevada, and this expansion will provide the capacity to produce an additional 4,000 metric tons of sponge annually, an increase of approximately 47% over the current sponge production capacity levels at our Nevada facility. The expansion project is nearing completion and is expected to commence commercial production during the second quarter of 2007.

•
In April 2006, we announced our plans for the expansion of our electron beam cold hearth melt capacity in Morgantown, Pennsylvania. This expansion, which we currently expect to complete by early 2008, will have, depending on product mix, the capacity to produce an additional 8,500 metric tons of melted products, an increase of approximately 54% over the current production capacity levels at our facility.

•
As discussed previously, under our conversion services agreement with Haynes, Haynes will provide us dedicated annual rolling capacity of 4,500 metric tons at their facility, and we have the option of increasing the output capacity to 9,000 metric tons. This agreement provides us with a long-term secure source for processing flat products, resulting in a significant increase in our existing mill product conversion capabilities which allows us to provide assurance to our customers of our long-term ability to meet their needs.

We intend to continue to explore other opportunities to expand our existing production and conversion capacities, through internal expansion and long-term third party arrangements, as well as potential joint ventures and acquisitions. We expect our ongoing expansion projects as well as the other alternatives that we are evaluating to provide a significant increase in existing production capabilities, and we remain committed to our ongoing efforts to capitalize on opportunities to expand our market presence.

We expect that industry-wide demand trends will continue for the foreseeable future. While the industry has experienced some negative effect on near-term demand relative to the production delays for the Airbus A380 commercial aircraft, recent announcement of resolution of production issues should mitigate these near-term impacts. We currently expect to see our overall capacity utilization at approximately 93% of practical capacity for 2007. However, practical capacity utilization measures can vary significantly based on product mix. Additionally, once our additional electron beam (“EB”) cold hearth melt capacity becomes operational in 2008, we anticipate our EB melt practical capacity to increase 54% or 8,500 metric tons.

We estimate that 2007 industry mill product shipments into the commercial aerospace sector will increase 10% to 15%, as compared to 2006. The latest forecast issued in January 2007 by The Airline Monitor reflects a 5% increase in forecasted deliveries over the next five years compared to the July 2006 forecast over the next five years, in large part due to the record level of new orders placed for Boeing and Airbus models during 2005 and a stronger than expected order rate in 2006. Defense spending for all systems is expected to remain strong until at least 2010. Current and future military strategy leading to light armament and mobility favor the use of titanium due to light weight and strong ballistic performance. Although we estimate that emerging market demand presently represents only about 4% of the 2006 total industry demand for titanium mill products, we believe emerging market demand, in the aggregate, could grow at double-digit rates over the next several years.

Our cost of sales is affected by a number of factors including customer and product mix, material yields, plant operating rates, raw material costs, labor costs and energy costs. Raw material costs, which include sponge, scrap and alloys, represent the largest portion of our manufacturing cost structure, and, as previously discussed, continued cost increases for certain raw materials occurred during 2006. We expect the availability of certain raw materials to remain tight in the near term and improve as announced capacity expansion throughout the industry becomes operational. Consequently, we expect prices for these raw materials to remain relatively high in 2007, and we are unable to predict the extent to which these market driven costs will impact our future results of operations. In addition, we have certain long-term customer agreements that will somewhat limit our ability to pass on all of our increased raw material costs.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated cash flows for each of the past three years are presented below. The following should be read in conjunction with our Consolidated Financial Statements and notes thereto.

	Year ended December 31,
	2004	2005	2006
	(In thousands)

Cash (used in) provided by:
Operating activities	$(22,433)	$72,896	$79,084
Investing activities	(44,528)	(61,486)	(26,540)
Financing activities	38,742	(28)	(42,472)

Net cash (used in) provided by operating,
investing and financing activities	$(28,219)	$11,382	$10,072

Operating activities. Cash flow from operations is considered a primary source of our liquidity. Changes in titanium pricing, production volume and customer demand, among other things, could significantly affect our liquidity. The increase in cash provided by operating activities was driven by the increase in net income, which increased from $47.7 million in 2004 to $155.9 million in 2005 and to $281.3 million for 2006.

Cash provided by operating activities was $72.9 million in 2005 compared to $79.1 million in 2006. The $6.2 million increase was due primarily to the net effects of the following items:

•	higher operating income of $211.7 million in 2006;

•	the $50.0 million payment made to Haynes in 2006 in return for the dedicated rolling capacity;

•
higher net cash used by changes in receivables, inventories, payables and accrued liabilities of $35.2 million in 2006, due primarily to higher accounts receivable and inventory levels resulting from the increased level of business activity;

•
higher net cash paid for income taxes in 2006 (exclusive of the $9.9 million income tax benefit in 2006 related to the exercise of stock options) of $92.2 million due to the utilization of the remainder of our net operating loss carryforward in the U.S. and higher taxable profits in our foreign jurisdictions in 2006; and

•	higher aggregate contributions to our defined benefit pension plans in 2006 of $9.8 million.

Cash used in operating activities was $22.4 million in 2004 compared to cash provided by our operating activities of $72.9 million in 2005. The net $95.3 million increase was due primarily to the net effects of the following items:

•	higher operating income of $128.0 million in 2005;

•
higher net cash used in 2005 by changes in receivables, inventories, payables and accrued liabilities of $46.0 million due primarily to higher accounts receivable and inventory levels in 2005 resulting from the increased level of business activity;

•
higher net cash paid for income taxes in 2005 of $7.9 million due to the utilization of the remainder of our net operating loss carryforward in the U.K. and higher taxable profits in our foreign jurisdictions in 2005;

•	lower cash paid for interest of $27.2 million due primarily to the August 2004 conversion of approximately 3.0 million of our BUCS for shares of our Series A Preferred Stock

Investing activities. Cash flows used in our investing activities changed from $44.5 million in 2004 to $61.5 million in 2005 to $26.5 million in 2006. Our capital expenditures were $23.6 million for the year ended December 31, 2004, compared to $61.1 million for 2005 and $100.9 million for 2006. The 2006 amount includes expenditures related to our sponge plant expansion in Henderson, Nevada, which will become fully operational in 2007, and our new electron beam cold hearth melt furnace at our facility in Morgantown, Pennsylvania, which we expect to complete by early 2008. The 2005 amount includes expenditures related to construction on our now completed water conservation facility located in Henderson, Nevada as well as the expansion of our sponge plant.

Other significant items included in cash flows from investing activities included:

•	$75.0 million received in 2006 from the sale of our interest in VALTIMET;

•	$12.0 million received in 2004 from the sale of certain property; and

•	purchases of marketable securities (primarily CompX common stock) of $34.5 million in 2004 and $2.2 million in 2005.

Financing activities. We had net borrowings of $43.2 million in 2004 and $8.3 million in 2005 under our U.S. and U.K. bank credit facilities. The net borrowings were used primarily to fund the increase in our working capital levels and capital expenditures associated with the increased level of our business activity. We had net repayments of $52.6 million in 2006, funded primarily with a portion of the proceeds from the sale of our interest in VALTIMET. Other significant items included in our cash flows from financing activities included:

•	dividends paid on our Series A Preferred Stock of $3.3 million in 2004, $12.5 million in 2005 and $7.2 million in 2006;

•	dividends paid to CEZUS of $0.7 million in 2004, $2.2 million in 2005 and $3.0 million in 2006;

•	proceeds from the issuance of our common stock upon exercise of stock options of $0.1 million in 2004, $6.4 million in 2005 and $11.3 million in 2006; and

•	an income tax benefit of $9.9 million in 2006 related to the exercise of stock options.

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

Based upon our expectations of our operating performance and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our obligations for the short-term (defined as the next twelve-month period) and the foreseeable future. If actual developments differ from our expectations, our liquidity could be adversely affected.

At December 31, 2006, we had aggregate borrowing availability under our existing U.S and European credit facilities of $228.6 million, and we had an aggregate of $29.5 million of restricted and unrestricted cash and cash equivalents. Our U.S. credit facility matures in February 2011, and our U.K. credit facility matures in April 2008. See Note 9 to the Consolidated Financial Statements. We expect to be able to provide sufficient liquidity from our cash flows from operations and our expected borrowing availability to fund our operations after the maturity of these credit facilities.

Capital expenditures. We intend to invest a total of approximately $150 million to $200 million for capital expenditures during 2007, primarily for improvements and upgrades to existing facilities, including expansions of our sponge, melting and mill capacity, and other additions of plant machinery and equipment.

In May 2005, we announced our plans to expand our existing titanium sponge facility in Nevada. Full commissioning and start-up of this expansion will occur during early 2007, and this expansion will provide the capacity to produce an additional 4,000 metric tons of sponge annually, an increase of approximately 47% over the current sponge production capacity levels at our Nevada facility.

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

Contractual commitments. As more fully described in Notes 16 and 17 to the Consolidated Financial Statements, we were a party to various debt, lease and other agreements at December 31, 2006 that contractually commit us to pay certain amounts in the future. The following table summarizes such contractual commitments that are enforceable and legally binding on us and that specify all significant terms, including pricing, quantity and date of payment:
	Payment Due Date
		2008/	2010/	2012 &
	2007	2009	2011	After	Total
	(In thousands)

Operating leases	$3,899	$5,718	$4,660	$20,074	$34,351

Purchase obligations:
Raw materials (1)	112,285	2,800	2,800	1,400	119,285
Other (2)	46,639	23,664	16,969	18,241	105,513

Other contractual obligations (3)	29,919	1,355	64	26	31,364

	$192,742	$33,537	$24,493	$39,741	$290,513

(1) These obligations generally relate to the purchase of titanium sponge pursuant to an LTA that expires on December 31, 2007 (as described in Item 1: Business) and various other open orders or commitments for purchase of raw materials. The LTA does not contain automatic renewal provisions; however, we may enter into a new agreement to replace the current LTA in the future.
(2) These obligations generally relate to contractual operating fees paid to CEZUS for use of a portion of its Ugine, France plant pursuant to an agreement expiring in 2011 (as described in Item 2: Properties), energy purchase obligations with BMI which expire in 2010 and various other open orders for purchase of energy, utilities and property and equipment. These obligations are generally based on an average price and an assumed constant mix of products purchased, as appropriate. All open orders are for delivery in 2007.
(3) These other obligations are recorded on our balance sheet as of December 31, 2006 and consist of current income taxes payable, an obligation to Contran under an intercorporate services agreement (“ISA”) for 2007, an obligation under a worker’s compensation bond and capital and interest payments under capital lease agreements. We expect to enter into an ISA annually with Contran subsequent to 2007.

The above table does not reflect any amounts that we might pay to fund our defined benefit pension plans and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs. See Note 15 to the Consolidated Financial Statements and “Liquidity and Capital Resources - Defined benefit pension plans” and “Liquidity and Capital Resources - Postretirement benefit plans other than pensions.”

Off-balance sheet arrangements. We do not have any off-balance sheet financing agreements other than the outstanding letters of credit and operating leases discussed in Notes 9 and 17 to our Consolidated Financial Statements.

Recent accounting pronouncements. See Note 2 to the Consolidated Financial Statements.

Defined benefit pension plans. As of December 31, 2006, we maintain three defined benefit pension plans - one each in the U.S., the U.K. and France. Prior to December 31, 2003, the U.S. maintained two plans, which were merged as of that date. The majority of the discussion below relates to the U.S. and U.K. plans, as the French plan is not material to our Consolidated Balance Sheets, Statements of Operations or Statements of Cash Flows.

We recorded net consolidated pension expense of $7.7 million in 2004, $7.9 million in 2005 and $4.1 million in 2006. Pension expense for these periods, the majority of which related to the U.K. plan, was calculated based upon a number of actuarial assumptions, most significant of which are the discount rate and the expected long-term rate of return.

The discount rate we utilize for determining pension expense and pension obligations is based on a review of long-term bonds (10 to 15 year maturities) that receive one of the two highest ratings given by recognized rating agencies, composite indices provided by our actuaries and discount rates derived from our expected cash flows for each of our U.S. defined benefit pension and OPEB plans. Changes in our discount rate over the past three years reflect the fluctuations in such bond rates during that period. We establish a rate that is used to determine obligations as of the year-end date and expense for the subsequent year. We used the following discount rate assumptions for our defined benefit pension plans:

	Discount rates used for:
	Obligation at December 31, 2004 and expense in 2005	Obligation at December 31, 2005 and expense in 2006	Obligation at December 31, 2006 and expense in 2007
U.S. Plan	5.65%	5.50%	5.90%
U.K. Plan	5.30%	4.75%	5.10%

In developing our expected long-term rate of return assumptions, we evaluate historical market rates of return and input from our actuaries, including a review of asset class return expectations as well as long-term inflation assumptions. Projected returns are based on broad equity (large cap, small cap and international) and bond (corporate and government) indices as well as anticipation that the plans’ active investment managers will generate premiums above the standard market projections. We used the following long-term rate of return assumptions for our defined benefit pension plans:

	Long-term rates of return used for pension expense for the year ended December 31:
	2005	2006	2007
U.S. Plan	10.00%	10.00%	10.00%
U.K. Plan	7.10%	6.70%	6.50%

Lowering the expected long-term rate of return on our U.S. plan’s assets by 0.5% (from 10.00% to 9.50%) would have increased 2006 pension expense by approximately $0.4 million, and lowering the discount rate assumption by 0.25% (from 5.50% to 5.25%) would have decreased our U.S. plan’s 2006 pension expense by approximately $0.1 million. Lowering the expected long-term rate of return on our U.K. plan’s assets by 0.5% (from 6.70% to 6.20%) would have increased 2006 pension expense by approximately $0.8 million, and lowering the discount rate assumption by 0.25% (from 4.75% to 4.50%) would have increased our U.K. plan’s 2006 pension expense by approximately $0.9 million.

All of our U.S. plan’s assets are invested in the Combined Master Retirement Trust ("CMRT"). The CMRT is a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and related companies. A sub account of the CMRT held 9.5% of TIMET common stock at December 31, 2006; however, our plan assets are invested only in the portion of the CMRT that does not hold TIMET common stock. See Note 16 to the Consolidated Financial Statements.

The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons. Mr. Simmons is the sole trustee of the CMRT. The trustees of the CMRT, along with the CMRT’s investment committee, of which Mr. Simmons is a member, actively manage the investments of the CMRT. The trustee and investment committee periodically change the asset mix of the CMRT based upon, among other things, advice from third-party advisors and their respective expectations as to what asset mix will generate the greatest overall return. At December 31, 2006, the CMRT’s asset mix (based on an aggregate asset value of $755.6 million) was 86% U.S. equity securities, 8% foreign equity securities and 6% fixed income and other securities. During 2004, 2005 and 2006, the assumed long-term rate of return for our U.S. plan assets that invested in the CMRT was 10%. In determining the appropriateness of the long-term rate of return assumption, we considered, among other things, the historical rates of return of the CMRT, the current and projected asset mix of the CMRT and the investment objectives of the CMRT’s managers. During the history of the CMRT from its inception in 1987 through December 31, 2006, the average annual rate of return earned by the CMRT, as calculated based on the average percentage change in the CMRT’s net asset value per CMRT unit for each applicable year, has been 14% (with a 17% return for 2006).

For our U.K. plan, as a result of market fluctuations experienced and the strategic movement toward our long-term funding and asset allocation strategies, actual asset allocation as of December 31, 2006 was 79% equity securities and 21% fixed income securities for our U.K. plan. During 2003, the trustees for the U.K. plan selected a new investment advisor (effective in 2004) for the U.K. plan and modified our asset allocation goals. Our future expected long-term rate of return on plan assets for our U.K. plan is based on our target asset allocation assumption of 60% equity securities and 40% fixed income securities and all current contributions to the plan are invested wholly in fixed income securities in order to gradually affect the shift. Based on various factors, including economic and market conditions, gains on the plan assets during each of the preceding years and projected asset mix, our assumed long-term rate of return for our pension expense was 7.10% for 2004, 6.70% for 2005 and 7.05% in 2006. Because all contributions continue to be put into fixed income securities, we expect the asset mix for our U.K. plan to continue to move closer to the projected mix, which reflects a higher percentage of fixed income securities.

Although the expected rate of return is a long-term measure, we continue to evaluate our expected rate of return annually and adjust it as considered necessary. Actual returns on plan assets for a given year that are greater than the assumed rates of return result in an actuarial gain, while actual returns on plan assets for a given year that are less than the assumed rates of return result in an actuarial loss. All of these actuarial gains and losses are not recognized in earnings currently, but instead are deferred and amortized into income in the future as part of pension expense. However, any actuarial gains generated in future periods reduce the negative amortization effect of any cumulative unrecognized actuarial losses, while any actuarial losses generated in future periods reduce the favorable amortization effect of any cumulative unrecognized actuarial gains.

Based on an expected rate of return on plan assets of 10.00%, a discount rate of 5.90% and various other assumptions, we estimate that our U.S. plan will have pension income of approximately $3.8 million in 2007. A 0.25% increase (decrease) in the discount rate would increase (decrease) estimated pension income by approximately $0.1 million in 2007. A 0.5% increase (decrease) in the long-term rate of return would increase (decrease) estimated pension income by approximately $0.5 million in 2007.

Based on an expected rate of return on plan assets of 6.50%, a discount rate of 5.10% and various other assumptions (including an exchange rate of $1.95/£1.00), we estimate that pension expense for our U.K. plan will approximate $8.6 million in 2007. A 0.25% increase (decrease) in the discount rate would decrease (increase) estimated pension expense by approximately $1.1 million in 2007. A 0.25% increase in the long-term rate of return would decrease estimated pension expense in 2007 by approximately $0.5 million, and conversely, a 0.25% decrease in the long-term rate of return would increase estimated pension expense in 2007 by approximately $1.0 million. Actual future pension expense will depend on actual future investment performance, changes in future discount rates and various other factors related to the participants in our pension plans.

We made cash contributions of approximately $1.8 million in 2004, none in 2005 and $0.4 million in 2006 to the U.S. plans and cash contributions of approximately $8.2 million in 2004, $9.1 million in 2005 and $18.2 million in 2006 to our U.K. plan. The 2006 contribution to our U.K. plan included a $9.9 million discretionary contribution. Based upon the current funded status of the plans and the actuarial assumptions being used for 2006, we believe that we will be required to make 2007 contributions of $0.1 million contribution to the U.S. plan and $9.4 million contribution to our U.K. plan.

The fair value of the plans’ assets has increased significantly over the past three years based mainly on performance of each plans’ equity securities. The fair value of the assets of the U.S. plan was $67.2 million at December 31, 2004, $84.7 million at December 31, 2005 and $93.6 million at December 31, 2006, and the fair value of the assets of the U.K. plan was $121.0 million at December 31, 2004, $138.1 million at December 31, 2005 and $189.5 million at December 31, 2006.

The combination of actual investment returns, changing discount rates and changes in other assumptions has a significant effect on our funded plan status (plan assets compared to projected benefit obligations). In 2005, the effect of positive investment returns more than offset the effects of a decline in the discount rate, thereby moving the U.S. plan from an under-funded status of $11.4 million at December 31, 2004 to an over-funded status of $5.3 million at December 31, 2005. In 2006, the effect of positive investment returns and an increase in the discount rate increased the over-funded status of U.S. plan to $17.9 million at December 31, 2006. In 2005, the effect of positive investment returns in the U.K. plan, as well as the effect of the strengthening dollar compared to the British pound sterling, more than offset the decline in the discount rate, thereby reducing the under-funded status of the U.K. plan from $62.0 million at December 31, 2004 to $54.8 million at December 31, 2005. In 2006 the effect of positive investment returns and an increase in the discount rate for our U.K. plan, more than offset the effect of the weakening dollar compared to the British pound sterling, thereby reducing the under-funded status of the U.K. plan to $51.1 million at December 31, 2006.

Based upon the change in the funded status of the plans during 2005, we reduced our net additional minimum pension liability charge (net of tax) to equity by $17.2 million, reflecting additional comprehensive income of $16.6 million for the U.S. plan (based on elimination of the additional minimum pension liability for this plan) and additional comprehensive income of $0.6 million for the U.K. plan. In addition, as discussed further in Note 15 to the Consolidated Financial Statements, we adopted SFAS 158 which requires us to record the full funded status of our pension plans as of December 31, 2006, which resulted in our recording accumulated other comprehensive income of $2.2 million, net of tax related to our U.S. pension plan and accumulated other comprehensive loss of $3.4 million related to our European pension plans.

Postretirement benefit plans other than pensions. We provide limited OPEB benefits to a portion of our U.S. employees upon retirement. We fund such OPEB benefits as they are incurred, net of any retiree contributions. We paid OPEB benefits, net of retiree contributions, of $2.5 million in 2004, $2.3 million in 2005 and $1.8 million in 2006.

We recorded consolidated OPEB expense of $3.0 million in 2004, $2.8 million in 2005 and $3.6 million in 2006. OPEB expense for these periods was calculated based upon a number of actuarial assumptions, most significant of which are the discount rate and the expected long-term health care trend rate.

The discount rate we utilize for determining OPEB expense and OPEB obligations is the same as that used for our U.S. pension plan. Lowering the discount rate assumption by 0.25% (from 5.50% to 5.25%) would have increased our 2006 OPEB expense by less than $0.1 million.

We estimate the expected long-term health care trend rate based upon input from specialists in this area, as provided by our actuaries. In estimating the health care trend rate, we consider industry trends, our actual healthcare cost experience and our future benefit structure. For 2006, we used a beginning health care trend rate of 8.23%. If the health care trend rate changed by 1.00% for each year, OPEB expense would have increased/decreased by approximately $0.3 million in 2006. For 2007, we are using a beginning health care trend rate of 7.17%, which is projected to reduce to an ultimate rate of 4.0% in 2010.

Based on a discount rate of 5.90%, a health care trend rate as discussed above and various other assumptions, we estimate that OPEB expense will approximate $2.5 million in 2007. A 0.25% increase (decrease) in the discount rate would decrease (increase) estimated OPEB expense by less than $0.1 million in 2007. A 1.0% increase (decrease) in the health care trend rate for each year would increase (decrease) the estimated service and interest cost components of OPEB expense by approximately $0.3 million in 2007. Based upon the actuarial assumptions being used in 2006, we believe will be required to pay OPEB benefits of $2.3 million in 2007, net of $1.5 million in retiree contributions and $0.3 million in Medicare Part D federal subsidy.

Environmental matters. See “Business - Regulatory and environmental matters” in Item 1 and Note 17 to the Consolidated Financial Statements for a discussion of environmental matters.

Affiliate transactions. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (i) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties, and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. We continuously consider reviews and evaluate such transactions, and understand that Contran, Valhi and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

See Notes 1 and 16 to the Consolidated Financial Statements for a discussion of certain related party transactions that we were a party to during 2004, 2005 and 2006.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rates. We are exposed to market risk from changes in interest rates related to indebtedness. We typically do not enter into interest rate swaps or other types of contracts in order to manage our interest rate market risk. At December 31, 2006, we had no outstanding bank indebtedness. Our borrowings accrue interest at variable rates, generally related to spreads over bank prime rates and LIBOR. Because our bank indebtedness reprices with changes in market interest rates, the carrying amount of such debt is believed to approximate fair value.

At December 31, 2005, we had $40.3 million of U.S. bank indebtedness outstanding and the equivalent of $11.1 million of U.K. bank indebtedness outstanding. These borrowings bore interest at variable rates (6.4% and 5.6%, respectively). The U.K. indebtedness was denominated in the pound sterling.

Foreign currency exchange rates. We are exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. We do not enter into currency forward contracts to manage our foreign exchange market risk associated with receivables, payables or indebtedness denominated in a currency other than the functional currency of the particular entity. See “Results of Operations - European operations” in Item 7 - MD&A for further discussion.

Commodity prices. We are exposed to market risk arising from changes in commodity prices as a result of our long-term purchase and supply agreements with certain suppliers and customers. These agreements, which offer various fixed or formula-determined pricing arrangements, effectively obligate us to bear (i) the risk of increased raw material and other costs to us that cannot be passed on to our customers through increased titanium product prices (in whole or in part) or (ii) the risk of decreasing raw material costs to our suppliers that are not passed on to us in the form of lower raw material prices. However, our ability to offset increased material costs with higher selling prices increased in 2006, as many of our LTAs have either expired or have been renegotiated for 2006 with price adjustments that take into account raw material cost fluctuations.

Securities prices. As of December 31, 2005 and 2006, we held certain marketable securities that are exposed to market risk due to changes in prices of the securities. The aggregate market value of these equity securities at December 31, 2005 and 2006 was $46.5 million and $56.8 million, respectively. The potential change in the aggregate market value of these securities, assuming a 10% change in prices, would be $4.6 million at December 31, 2005 and $5.7 million at December 31, 2006. See Note 4 to the Consolidated Financial Statements.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained in a separate section of this Annual Report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

Remediation of prior material weaknesses. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of our internal control over financial reporting, management determined that the following control deficiencies constituted material weaknesses in our internal control over financial reporting as of December 31, 2005:

(1)
We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements. Specifically, we did not have accounting and finance personnel with sufficient depth and skill to allow our global accounting and financial reporting group to function effectively. This control deficiency contributed to the second and third control deficiencies discussed below.

(2)          We did not maintain effective controls over the accuracy, authorization and review of recurring and non-recurring manual journal entries recorded in the general ledger. Specifically, we did not have consistent and comprehensive procedures designed and in place to ensure that manual journal entries were properly reviewed and approved to ensure the entries recorded were accurate and valid. This control deficiency affects substantially all financial statement accounts. However, this deficiency did not result in an adjustment to our 2005 consolidated financial statements.

(3)        We did not maintain effective controls over the establishment, review and evaluation of the adequacy of our accounting policies and procedures. Specifically, we did not (a) have sufficient written policies and procedures insofar as they relate to the appropriate application of GAAP relating to revenue recognition and inventory, (b) consistently apply existing written policies and procedures throughout our company, or (c) update and communicate our accounting policies and procedures in a timely manner to reflect changes in our business. This control deficiency primarily affected our accounting for revenue recognition and several components of inventory, including accounting for production variances and obsolescence reserves. This control deficiency resulted in certain adjustments, including audit adjustments that were recorded in the 2005 third quarter consolidated financial statements and the 2005 annual consolidated financial statements.

To remediate these material weaknesses, we took the following actions during 2006:

(1)
Throughout 2006 we increased our global accounting and finance staff by adding personnel who had an adequate background and experience in financial accounting and reporting and provided them with an appropriate amount of training and supervision in order to have sufficient resources to meet our rapidly growing needs.

(2)
During the first and second quarters of 2006 we implemented a company-wide policy requiring review and approval of all manual journal entries by appropriate supervisory personnel independent of those individuals recording the manual journal entries in order to ensure the accuracy and validity of those entries.

(3)
Throughout 2006 we (a) either (i) prepared written policies and procedures covering all significant accounting processes for which such procedures did not already exist or (ii) reviewed and revised as necessary our existing accounting policies and processes, including those related to revenue recognition and inventory, (b) ensured that such policies and procedures contained an appropriate application of GAAP, (c) distributed those policies and procedures to the appropriate individuals in our accounting and finance staff and (d) implemented additional review processes to ensure all accounting procedures were implemented and applied properly and timely on a consistent basis throughout our company.

Accordingly, we have concluded that these material weaknesses have been remediated as of December 31, 2006.

Evaluation of disclosure controls and procedures.  We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, our Chief Executive Officer, and Bobby D. O’Brien, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Scope of management’s report on internal control over financial reporting. We also maintain internal control over financial reporting. The term "internal control over financial reporting," as defined by Rule 13a-15(f) of the Exchange Act, means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our Consolidated Financial Statements.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) requires us to include annually a management report on internal control over financial reporting and such report is included below. Our independent registered public accounting firm is also required to annually attest to our internal control over financial reporting.

Management’s report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our evaluation of the effectiveness of our internal control over financial reporting is based upon the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in internal control over financial reporting. As discussed above, there have been changes to our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected our internal control over financial reporting.

Certifications. Our chief executive officer is required to annually file a certification with the New York Stock Exchange (“NYSE”), certifying our compliance with the corporate governance listing standards of the NYSE. During 2006, our chief executive officer filed such annual certification with the NYSE, which was not qualified in any respect, indicating that he was not aware of any violations by us of the NYSE corporate governance listing standards. Our principal executive officer and principal financial officer are also required to, among other things, file quarterly certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act. Such certifications for the year ended December 31, 2006 have been filed as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B:  OTHER INFORMATION

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report (the “Proxy Statement”).

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 13: CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Proxy Statement. See also Note 16 to the Consolidated Financial Statements.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Proxy Statement.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) and (c) Financial Statements and Schedules

The Consolidated Financial Statements of the Registrant listed on the accompanying Index of Financial Statements (see page F) are filed as part of this Annual Report.

All financial statement schedules have been omitted either because they are not applicable or required, or the information that would be required to be included is disclosed in the notes to the consolidated financial statements.

(b) Exhibits

The items listed in the Exhibit Index are included as exhibits to this Annual Report. We have retained a signed original of any of these exhibits that contain signatures, and we will provide such exhibit to the Securities and Exchange Commission (“Commission”) or its staff upon request. We will furnish a copy of any of the exhibits listed below upon request and payment of $4.00 per exhibit to cover the costs of furnishing the exhibits. Such requests should be directed to the attention of our Investor Relations Department at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2006 will be furnished to the Commission upon request.

Item No.	Exhibit Index

3.1
Amended and Restated Certificate of Incorporation of Titanium Metals Corporation, as amended effective February 14, 2003, incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Titanium Metals Corporation, effective August 5, 2004, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Titanium Metals Corporation, effective February 15, 2006, incorporated by reference to Exhibit 99.1 the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2006.

3.4
Bylaws of Titanium Metals Corporation as Amended and Restated, dated December 21, 2005, incorporated by reference to Exhibit 3(c) to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2005.

4.1
Form of Certificate of Designations, Rights and Preferences of 6 3/4 % Series A Convertible Preferred Stock, incorporated by reference to Exhibit 4.1 to the Registrant’s Pre-effective Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114218).

9.1
Shareholders’ Agreement, dated February 15, 1996, among Titanium Metals Corporation, Tremont Corporation, IMI plc, IMI Kynoch Ltd., and IMI Americas, Inc., incorporated by reference to Exhibit 2.2 to Tremont Corporation’s Current Report on Form 8-K filed with the SEC on March 1, 1996.

9.2
Amendment to Shareholders’ Agreement, dated March 29, 1996, among Titanium Metals Corporation, Tremont Corporation, IMI plc, IMI Kynoch Ltd., and IMI Americas, Inc., incorporated by reference to Exhibit 10.30 to Tremont Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995.

9.3
Voting Agreement executed October 5, 2004 but effective as of October 1, 2004 among NL Industries, Inc., TIMET Finance Management Company and CompX Group, Inc., incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of NL Industries, Inc. filed with the SEC on October 8, 2004.

10.1
Form of Lease Agreement, dated November 12, 2004, between The Prudential Assurance Company Limited. and TIMET UK Ltd. related to the premises known as TIMET Number 2 Plant, The Hub, Birmingham, England, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2004

10.2
Credit Agreement among U.S. Bank National Association, Comerica Bank, Harris N.A., JP Morgan Chase Bank, N.A., The CIT Group/Business Credit, Inc., and Wachovia Bank, National Association as lenders and Titanium Metals Corporation as Borrower and U.S. Bank National Association, as Agent, dated February 17, 2006, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2006.

10.3
Bank of Scotland Working Capital Facility of (pound) 22,500,000/Payment Systems, incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2005.

10.4*
1996 Long Term Performance Incentive Plan of Titanium Metals Corporation, incorporated by reference to Exhibit 10.19 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-18829).

10.5*
2005 Titanium Metals Corporation Profit Sharing Plan (Amended and Restated as of April 6, 2005), incorporated by reference to Appendix A to the Registrant’s Proxy Statement dated April 8, 2005 filed with the SEC on April 11, 2005.

10.6*
Executive Severance Policy, as amended and restated effective May 17, 2000, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.7*
Titanium Metals Corporation Amended and Restated 1996 Non-Employee Director Compensation Plan, as amended and restated effective November 15, 2005, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on March 2, 2006.

10.8
Settlement Agreement and Release of Claims dated April 19, 2001 between Titanium Metals Corporation and The Boeing Company, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.9
Intercorporate Services Agreement among Contran Corporation, Tremont LLC and Titanium Metals Corporation, effective as of January 1, 2004, incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.10**
Purchase and Sale Agreement (For Titanium Products) between The Boeing Company, acting through its division, Boeing Commercial Airplanes, and Titanium Metals Corporation (as amended and restated effective April 19, 2001), incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.11**
General Terms Agreement between The Boeing Company and Titanium Metals Corporation, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on November 17, 2006.

10.12**
Special Business Provisions between The Boeing Company and Titanium Metals Corporation, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on November 17, 2006.

10.13**
Purchase and Sale Agreement between Rolls-Royce plc and Titanium Metals Corporation dated December 22, 1998, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.14**
First Amendment to Purchase and Sale Agreement between Rolls-Royce plc and Titanium Metals Corporation, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.15**
Second Amendment to Purchase and Sale Agreement between Rolls-Royce plc and Titanium Metals Corporation, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.16
Agreement Regarding Shared Insurance by and between CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., NL Industries, Inc., Titanium Metals Corporation and Valhi, Inc. dated October 30, 2003, incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.17
Subscription Agreement executed October 5, 2004 but effective as of October 1, 2004 among NL Industries, Inc., TIMET Finance Management Company and CompX Group, Inc., incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of NL Industries, Inc. filed with the SEC on October 8, 2004.

10.18	Certificate of Incorporation of CompX Group, Inc., incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of NL Industries, Inc. filed with the SEC on October 8, 2004.

10.19*
Titanium Metals Corporation Amended and Restated 1996 Non-Employee Director Compensation Plan, as amended and restated effective May 23, 2006, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.20*	Employment Agreement between Titanium Hearth Technologies, Inc. and Charles H. Entrekin, Ph.D., effective January 1, 2007, filed herewith.

10.21
Access and Security Agreement between Titanium Metals Corporation and Haynes International, Inc. effective November 17, 2006, filed herewith.  Certain exhibits to this Exhibit 10.21 have not been filed; upon request, the Reporting Persons will furnish supplementally to the Commission, subject to the Reportng Persons' request for confidential treatment of portions thereof, a copy of any omitted exhibit.

10.22**	Conversion Services Agreement between Titanium Metals Corporation and Haynes International, Inc. effective November 17, 2006, filed herewith.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract, compensatory plan or arrangement.
** Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITANIUM METALS CORPORATION
(Registrant)

By /s/ Steven L. Watson
Steven L. Watson, February 28, 2007 Vice Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By /s/ Harold C. Simmons	By /s/ Thomas P. Stafford
Harold C. Simmons, February 28, 2007 Chairman of the Board	Thomas P. Stafford, February 28, 2007 Director

By /s/ Steven L. Watson	By /s/ Paul J. Zucconi
Steven L. Watson, February 28, 2007 Vice Chairman of the Board and Chief Executive Officer	Paul J. Zucconi, February 28, 2007 Director

By /s/ Keith R. Coogan	By /s/ Bobby D. O’Brien
Keith R. Coogan, February 28, 2007 Director	Bobby D. O’Brien, February 28, 2007 Executive Vice President and Chief Financial Officer Principal Financial Officer

By /s/ Norman N. Green	By /s/ Scott E. Sullivan
Norman N. Green, February 28, 2007 Director	Scott E. Sullivan, February 28, 2007 Vice President and Controller Principal Accounting Officer

By /s/ Glenn R. Simmons
Glenn R. Simmons, February 28, 2007 Director

TITANIUM METALS CORPORATION

ANNUAL REPORT ON FORM 10-K
ITEMS 8, 15(a) and 15(c)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Titanium Metals Corporation:

We have completed integrated audits of Titanium Metals Corporation’s 2004, 2005 and 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Titanium Metals Corporation and its subsidiaries at December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for pension and other postretirement benefit obligations.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 28, 2007

TITANIUM METALS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
ASSETS	2005	2006

Current assets:
Cash and cash equivalents	$17,605	$29,360
Restricted cash and cash equivalents	146	146
Accounts and other receivables, less
allowance of $1,983 and $1,394, respectively	142,902	213,014
Inventories	365,696	501,507
Refundable income taxes	953	-
Prepaid expenses and other	3,532	4,444
Deferred income taxes	19,436	9,095

Total current assets	550,270	757,566

Marketable securities	46,477	56,826
Investment in joint ventures	25,978	724
Property and equipment, net	252,990	329,836
Pension asset	22,337	17,916
Deferred income taxes	8,009	3,500
Prepaid expense and other	1,203	50,505

Total assets	$907,264	$1,216,873

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except per share data)

	December 31,
LIABILITIES, MINORITY INTEREST AND	2005	2006
STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$62,376	$87,845
Accrued liabilities	75,698	81,840
Customer advances	15,577	18,652
Income taxes payable	13,151	21,958
Deferred income taxes	29	581
Other	19	255

Total current liabilities	166,850	211,131

Long-term debt	51,359	-
Accrued OPEB cost	15,580	27,963
Accrued pension cost	58,450	52,218
Deferred income taxes	27,445	17,773
Debt payable to TIMET Capital Trust I	5,852	-
Other	6,037	7,592

Total liabilities	331,573	316,677

Minority interest	13,523	21,324

Stockholders’ equity:
Series A Preferred Stock, $.01 par value; $84,466 liquidation preference; 4,025 shares authorized, 2,983 and 1,689 shares issued and outstanding, respectively	132,493	75,045
Common stock, $.01 par value; 200,000 shares authorized,
141,930 and 161,535 shares issued, respectively	1,419	1,615
Additional paid-in capital	400,348	484,369
Retained earnings	66,179	340,279
Accumulated other comprehensive loss	(38,271)	(22,436)

Total stockholders’ equity	562,168	878,872

Total liabilities, minority interest and stockholders’ equity	$907,264	$1,216,873

Commitments and contingencies (Note 17)

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended December 31,
	2004	2005	2006

Net sales	$501,828	$749,777	$1,183,168
Cost of sales	438,151	550,415	747,065

Gross margin	63,677	199,362	436,103

Selling, general, administrative and development expense	44,908	53,646	67,038
Equity in earnings of joint ventures	1,278	5,059	14,116
Other income (expense), net	22,989	20,300	(396)

Operating income	43,036	171,075	382,785

Interest expense	12,451	3,963	3,431
Other non-operating income, net	16,200	18,228	39,049

Income before income taxes and minority interest	46,785	185,340	418,403

Provision for income taxes (benefit)	(2,132)	24,496	128,363
Minority interest in after tax earnings	1,219	4,899	8,763

Net income	47,698	155,945	281,277

Dividends on Series A Preferred Stock	4,398	12,244	6,793

Net income attributable to common stockholders	$43,300	$143,701	$274,484

Earnings per share attributable to common stockholders:
Basic	$0.34	$1.10	$1.77
Diluted	$0.33	$0.86	$1.53

Weighted average shares outstanding:
Basic	127,050	130,782	154,956
Diluted	145,003	181,701	183,812

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2004	2005	2006

Net income	$47,698	$155,945	$281,277

Other comprehensive income (loss), net of tax:

Currency translation adjustment	6,435	(11,880)	12,727

Unrealized gains (losses) on marketable securities	12,597	(3,017)	10,349

TIMET’s share of VALTIMET SAS’s unrealized net gains (losses) on derivative financial instruments qualifying as cash flow hedges	97	(618)	521

Additional minimum pension liabilities	(8,892)	17,233	119

Total other comprehensive income	10,237	1,718	23,716

Comprehensive income	$57,935	$157,663	$304,993

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(CONTINUED)
(In thousands)

	Year ended December 31,
	2004	2005	2006

Currency translation adjustment:
Beginning of year	$10,407	$16,842	$4,962
Change during year	6,435	(11,880)	16,294
Reclassification adjustment to eliminate the cumulative effects of VALTIMET	-	-	(3,567)
End of year	$16,842	$4,962	$17,689

Unrealized gains (losses) on marketable securities:
Beginning of year	$-	$12,597	$9,580
Change during year	12,597	(3,017)	10,349
End of year	$12,597	$9,580	$19,929

TIMET’s share of VALTIMET SAS’s unrealized net gains (losses) on derivative financial instruments qualifying as cash flow hedges:
Beginning of year	$-	$97	$(521)
Change during year	97	(618)	(1,107)
Reclassification adjustment to eliminate the cumulative effects of VALTIMET	-	-	1,628
End of year	$97	$(521)	$-

Additional minimum pension liabilities:
Beginning of year	$(60,633)	$(69,525)	$(52,292)
Change during year	(8,892)	17,233	119
Adoption of SFAS 158	-	-	52,173
End of year	$(69,525)	$(52,292)	$-

Pension plans:
Beginning of year	$-	$-	$-
Adoption of SFAS 158	-	-	(53,410)
End of year	$-	$-	$(53,410)

OPEB plan:
Beginning of year	$-	$-	$-
Adoption of SFAS 158	-	-	(6,644)
End of year	$-	$-	$(6,644)

Total accumulated other comprehensive income:
Beginning of year	$(50,226)	$(39,989)	$(38,271)
Comprehensive income, net of tax	10,237	1,718	23,716
Adoption of SFAS 158	-	-	(7,881)
End of year	$(39,989)	$(38,271)	$(22,436)

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2004	2005	2006

Cash flows from operating activities:
Net income	$47,698	$155,945	$281,277
Depreciation and amortization	32,828	31,532	34,050
Loss (gain) on disposal of property and equipment	37	(12,157)	786
Gain on exchange of BUCS	(15,465)	-	-
Gain on sale of VALTIMET	-	-	(40,945)
Equity in earnings of joint ventures, net of distributions	527	(5,009)	(10,705)
Deferred income taxes	(5,711)	2,131	10,309
Excess tax benefit on stock option exercises	-	-	(9,877)
Minority interest, net of tax	1,219	4,899	8,763
Other, net	463	(17)	(16)
Change in assets and liabilities:
Receivables	(25,587)	(52,599)	(61,252)
Inventories	(68,533)	(108,845)	(121,291)
Prepaid expenses and other	(77)	(668)	(765)
Prepaid conversion services	-	-	(50,000)
Accounts payable and accrued liabilities	20,037	30,912	36,261
Customer advances	3,316	9,186	1,914
Income taxes	4,417	14,396	18,217
Deferred revenue	(84)	4,534	(7,624)
Pensions and other postretirement benefit plans	2,927	652	(9,104)
Accrued interest on debt payable to TIMET Capital Trust I	(18,936)	(33)	(35)
Other, net	(1,509)	(1,963)	(879)
Net cash (used in) provided by operating activities	(22,433)	72,896	79,084

Cash flows from investing activities:
Capital expenditures	(23,556)	(61,128)	(100,880)
Proceeds from sale of VALTIMET	-	-	75,000
Purchase of marketable securities	(34,472)	(2,223)	-
Proceeds from sale of property	11,973	1,289	-
Other, net	1,527	576	(660)
Net cash used in investing activities	(44,528)	(61,486)	(26,540)

Cash flows from financing activities:
Indebtedness:
Borrowings	160,195	373,369	639,244
Repayments	(117,019)	(365,098)	(691,871)
Dividends paid to minority shareholder	(691)	(2,216)	(2,994)
Dividends paid on Series A Preferred Stock	(3,298)	(12,506)	(7,177)
Issuance of common stock	75	6,443	11,282
Excess tax benefits of stock option exercises	-	-	9,877
Other, net	(520)	(20)	(833)
Net cash provided by (used in) financing activities	38,742	(28)	(42,472)

Net cash (used in) provided by operating, investing and financing activities	$(28,219)	$11,382	$10,072

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year ended December 31,
	2004	2005	2006

Cash and cash equivalents:
Net increase (decrease) from:
Operating, investing and financing activities	$(28,219)	$11,382	$10,072
Effect of exchange rate changes on cash	373	(971)	1,683
	(27,846)	10,411	11,755
Cash and cash equivalents at beginning of year	35,040	7,194	17,605

Cash and cash equivalents at end of year	$7,194	$17,605	$29,360

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$30,624	$3,392	$3,366
Income taxes, net	$-	$7,880	$100,117

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands)
	Common Shares	Common Stock	Series A Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock and Other	Total

Balance at January 1, 2004	127,230	$1,272	$-	$349,403	$(121,443)	$(50,226)	$(1,264)	$177,742
Net income	-	-	-	-	47,698	-	-	47,698
Other comprehensive income	-	-	-	-	-	10,237	-	10,237
Issuance of Series A Preferred Stock	-	-	173,650	-	-	-	-	173,650
Dividends declared on Series A Preferred Stock	-	-	-	-	(3,299)	-	-	(3,299)
Issuance of common stock	194	2	-	420	-	-	-	422
Stock award cancellations	(78)	(1)	-	(70)	-	-	71	-
Amortization of deferred compensation, net	-	-	-	-	-	-	(22)	(22)

Balance at December 31, 2004	127,346	1,273	173,650	349,753	(77,044)	(39,989)	(1,215)	406,428
Net income	-	-	-	-	155,945	-	-	155,945
Other comprehensive income	-	-	-	-	-	1,718	-	1,718
Issuance of common stock	2,220	24	-	6,559	-	-	-	6,583
Conversion of Series A Preferred Stock and BUCS	12,364	126	(41,157)	41,145	-	-	-	114
Treasury stock retirement	-	(4)	-	(988)	(216)	-	1,208	-
Tax benefit of stock options exercised and restricted stock vested	-	-	-	3,879	-	-	-	3,879
Dividends declared on Series A Preferred Stock	-	-	-	-	(12,506)	-	-	(12,506)
Amortization of deferred compensation, net	-	-	-	-	-	-	7	7

Balance at December 31, 2005	141,930	$1,419	$132,493	$400,348	$66,179	$(38,271)	$-	$562,168
Net income	-	-	-	-	281,277	-	-	281,277
Other comprehensive income	-	-	-	-	-	23,716	-	23,716
Issuance of common stock	2,361	24	-	11,197	-	-	-	11,221
Conversion of Series A Preferred Stock and BUCS	17,244	172	(57,448)	62,947	-	-	-	5,671
Tax benefit of stock options exercised	-	-	-	9,877	-	-	-	9,877
Adoption of SFAS 158	-	-	-	-	-	(7,881)	-	(7,881)
Dividends declared on Series A Preferred Stock	-	-	-	-	(7,177)	-	-	(7,177)
Balance at December 31, 2006	161,535	$1,615	$75,045	$484,369	$340,279	$(22,436)	$-	$878,872

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation and organization

Titanium Metals Corporation, a Delaware corporation, is a vertically integrated producer of titanium sponge, melted products and a variety of mill products for commercial aerospace, military, industrial and other applications.

Basis of presentation. The Consolidated Financial Statements contained in this Annual Report include the accounts of Titanium Metals Corporation and its majority owned subsidiaries (collectively referred to as “TIMET”) except the TIMET Capital Trust I (“Capital Trust”). Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to TIMET and its subsidiaries, taken as a whole. All material intercompany transactions and balances with consolidated subsidiaries have been eliminated. Our first three fiscal quarters reported are the approximate 13-week periods ending on the Saturday generally nearest to March 31, June 30 and September 30. Our fourth fiscal quarter and fiscal year always end on December 31. For presentation purposes, disclosures of quarterly information in the accompanying notes have been presented as ended on March 31, June 30, September 30 and December 31, as applicable.

Organization. At December 31, 2006, Valhi, Inc. and subsidiaries (“Valhi”) held 35.1% of our outstanding common stock and 0.9% of our 6.75% Series A Convertible Preferred Stock. At December 31, 2006, Contran Corporation held, directly or through its subsidiaries, approximately 92% of Valhi's outstanding common stock. At December 31, 2006, the Combined Master Retirement Trust (“CMRT”), a trust sponsored by Contran to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Contran and certain related companies, held 9.5% of our common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT. At December 31, 2006, Mr. Simmons directly owned 3.1% of our outstanding common stock and Mr. Simmons’ spouse owned 94.7% of our outstanding Series A Preferred Stock and a nominal number of shares of our common stock. Consequently, Mr. Simmons may be deemed to control each of Contran, Valhi and us.

Stock splits. We effected two-for-one splits of our common stock on September 6, 2005, February 16, 2006 and May 15, 2006, and we effected a five-for-one stock split of our common stock on August 26, 2004. All share and per share disclosures for all periods presented have been adjusted to give effect to all of these stock splits.

Note 2 - Summary of significant accounting policies

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. We use estimates in accounting for, among other things, allowances for uncollectible accounts, inventory allowances, environmental accruals, self insurance accruals, deferred tax valuation allowances, loss contingencies, fair values of financial instruments, the determination of sales discounts and other rate assumptions for pension and postretirement employee benefit costs, asset impairments, useful lives of property and equipment, asset retirement obligations, restructuring accruals and other special items. Actual results may, in some instances, differ from previously estimated amounts. We review estimates and assumptions periodically, and the effects of revisions are reflected in the period they are determined to be necessary.

Cash and cash equivalents. We classify highly liquid investments with original maturities of three months or less as cash equivalents.

Restricted cash and cash equivalents. We classify cash and cash equivalents (generally consisting of certificates of deposit and other interest bearing accounts) that collateralize certain obligations or are otherwise limited in use as restricted. Such restricted amounts are generally classified as either a current or noncurrent asset depending on the classification of the obligation to which the restricted amount relates. All restricted amounts are classified as current at December 31, 2005 and 2006.

Accounts receivable. We provide an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts. Our periodic review of these accounts results in an estimate of uncollectible accounts. Our estimate of the collectibility of trade accounts receivable is based on a historical analysis of write-offs and evaluations of the aging trends and specific facts and circumstances.

Inventories and cost of sales. We state inventories at the lower of cost or market generally based on the average cost method. Inventories include the costs for raw materials, the cost to manufacture the raw materials into finished goods and overhead. Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance and depreciation, shipping and handling, and salaries and benefits associated with our manufacturing process. As inventory is sold to third parties, we recognize the cost of sales in the same period that the sale occurs. We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use, and we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based upon assumptions about alternative uses, market conditions and other factors.

Investments.  We classify our marketable securities as available-for-sale securities which are carried at fair value based upon quoted market prices, with unrealized gains and/or losses included in stockholders’ equity as a component of other comprehensive income. We base realized gains and losses upon the specific identification of the securities sold.

We account for investments in companies which we do not control, but for which we have the ability to exercise significant influence over operating and financial policies, by the equity method. Accordingly, our share of the net earnings (losses) of these companies is included in consolidated net income. Differences between our investments in unconsolidated affiliated companies and our proportionate share of the unconsolidated affiliates’ reported equity are accounted for as if the unconsolidated affiliates were a consolidated subsidiary. Additionally, our 100% owned investment in the Capital Trust was accounted for by the equity method prior to its dissolution, as further discussed in Note 10.

We evaluate our investments whenever events or conditions occur to indicate that the fair value of such investments has declined below their carrying amounts. If the decline in fair value is judged to be other than temporary, the carrying amount of the investment is written down to fair value.

Property, equipment and depreciation. We state property and equipment at cost. We record depreciation expense on the straight-line method over the estimated useful lives of 15 to 40 years for buildings and two to 25 years for machinery and equipment. We amortize capitalized software costs over the software’s estimated useful life, generally three to five years. We expense maintenance (including planned major maintenance), repairs and minor renewals as incurred and include such expenses in cost of sales. We capitalize major improvements. Our total interest cost incurred on bank debt during 2005 and 2006 was $3.9 million and $5.1 million, respectively, of which we capitalized approximately $0.6 million during 2005 and $1.7 million during 2006. We capitalized a nominal amount of interest during 2004.

In addition, we recognize the fair value of a liability for an asset retirement obligation during the period in which the liability becomes reasonably estimable, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its future value, and the capitalized cost is depreciated over the remaining useful life of the related asset. Other than the asset retirement obligations recognized as of December 31, 2006 (which are not material), the settlement dates of any other asset retirement obligations identified at any of our locations are indeterminate and, therefore, we cannot reasonably estimate the fair value of such liability. We are aware of the existence of asbestos and other contaminants at certain owned facilities, and other instances of asbestos or other environmental contaminants may be identified in the future. If in the future we decide, among other things, to undergo a major renovation or demolish a property containing the asbestos, our obligation to remove and dispose of or remediate such asbestos in accordance with the applicable environmental regulations may become reasonably estimable.

Impairment of long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. We perform the impairment test comparing the carrying amount of the assets to the undiscounted expected future operating cash flows of the assets or asset group. If this comparison indicates the carrying amount is not recoverable, the amount of the impairment would typically be calculated using discounted expected future cash flows or appraised values. We consider all relevant factors in determining whether an impairment exists.

Fair value of financial instruments. Carrying amounts of certain of our financial instruments including, among others, cash and cash equivalents and accounts receivable, approximate fair value because of their short maturities. Our bank debt reprices with changes in market interest rates and, accordingly, the carrying amount of such debt approximates market value. Our Series A Preferred Stock is also a publicly traded security (ticker symbol “TIELP.PK”). Based upon the last traded value of the Series A Preferred Stock ($486.00 per share) as of December 31, 2006, the market value of such securities, which we believe provides a reasonable estimate of fair value, was $821.0 million as of December 31, 2006. As of December 31, 2005, we estimated the fair value of our Series A Preferred Stock at $648.3 million.

Translation of foreign currencies. We translate the assets and liabilities of our subsidiaries whose functional currency is deemed to be other than the U.S. dollar at year-end rates of exchange, while we translate their revenues and expenses at average exchange rates prevailing during the year. We accumulate the resulting translation adjustments in the currency translation adjustments component of other comprehensive income (loss). We recognize currency transaction gains and losses in income in the period they are incurred. We recognized net currency transaction losses of $0.5 million in 2004, gains of $2.3 million in 2005 and losses of $4.0 million in 2006.

Employee benefit plans. Accounting and funding policies for retirement plans and postretirement benefits other than pensions (“OPEB”) are described in Note 15.

Revenue recognition. We generally record sales revenue when we have certified that our product meets the related customer specifications, the product has been shipped, and title and substantially all the risks and rewards of ownership have passed to the customer. We record payments we receive from customers in advance of these criteria being met as customer advances until earned. For inventory consigned to customers, we recognize sales revenue when (i) the terms of the consignment end, (ii) we have completed performance of all significant obligations and (iii) title and substantially all of the risks and rewards of ownership have passed to the customer. We include amounts charged to customers for shipping and handling in net sales. We state sales revenue net of price and early payment discounts. We report any tax assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue-producing activities (such as sales, use, value added and excise taxes) on a net basis (meaning we do not recognize these taxes either in our revenues or in our costs and expenses).

Research and development. We recognize research and development expense, which includes activities directed toward expanding the use of titanium and titanium alloys in all market sectors, as incurred, and we classify research and development expense as part of selling, general, administrative and development expense. We recognized research and development expense of $2.9 million in 2004, $3.2 million in 2005 and $4.7 million in 2006. We record any related engineering and experimentation costs associated with ongoing commercial production in cost of sales.

Self-insurance. We are self-insured for certain exposures relating to employee and retiree medical benefits and workers’ compensation claims. We purchase insurance from third-party providers, which limits our maximum exposure to $0.3 million per occurrence for employee medical benefit claims and $0.5 million per occurrence for workers’ compensation claims. We paid $14.9 million during 2004, $12.7 million during 2005 and $12.7 million during 2006 related to employee medical benefits. We also paid $0.3 million during 2004, $0.4 million during 2005 and $1.1 million during 2006 related to workers’ compensation claims. Additionally, we maintain insurance from third-party providers for automobile, property, product, fiduciary and other liabilities, which are subject to various deductibles and policy limits typical to these types of insurance policies. See Note 16 for discussion of policies provided by related parties.

Income taxes. We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of our assets and liabilities, including investments in our subsidiaries and affiliates who are not members of our U.S. federal income tax group and undistributed earnings of foreign subsidiaries which are not permanently reinvested. The earnings of our foreign subsidiaries subject to permanent reinvestment plans aggregated $87.0 million at December 31, 2005 and $153.0 million at December 31, 2006. It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to such earnings due to the complexities associated with the U.S. taxation on earnings of foreign subsidiaries repatriated to the U.S.  We periodically evaluate our deferred income tax assets and recognize a valuation allowance based on the estimate of the amount of such deferred tax assets which we believe does not meet the “more-likely-than-not” recognition criteria. See Note 14.

Recent accounting pronouncements. On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB 43, Chapter 4, which clarifies the types of costs that should be expensed rather than capitalized as inventory. Our adoption of SFAS 151 did not have a material impact on our consolidated financial position or results of operations as our existing production cost accounting already conforms to the requirements of SFAS 151.

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, which requires all employee share-based payments to employees, including grants of employee stock options, to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, which was allowed under the original provisions of SFAS 123, Accounting for Stock-Based Compensation. Prior to the adoption of SFAS 123R and as permitted by SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure, we elected to follow APB 25 and related interpretations in accounting for our employee stock options and implemented the disclosure-only provisions of SFAS 123 and SFAS 148. We adopted SFAS 123R using the modified prospective method. Under this transition method, stock compensation expense would include the cost for all share-based payments granted prior to, but not yet vested, as of January 1 2006, as well as those share-based payments granted subsequent to December 31, 2005. All of our outstanding options were fully vested as of our adoption date. Our adoption of SFAS 123R did not have a material effect on our consolidated financial position or results of operations. If we had accounted for our stock-based employee compensation in accordance with the fair value-based recognition provisions of SFAS 123 for all awards granted subsequent to January 1, 1995, there would have been no material effect on our reported net income and related per share amounts for 2004 and 2005. Also upon adoption of SFAS 123R, we began reflecting the excess tax benefits from the exercise of stock-based compensation awards in cash flows from financing activities.

In the third quarter of 2006 the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 requires us to recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension and other postretirement plans on our Consolidated Balance Sheets. We recognized all previously unrecognized actuarial gains and losses and prior service costs, net of tax, through accumulated other comprehensive income, as of December 31, 2006. All future changes in the funded status of these plans will be recognized as a component of comprehensive income (either net income or other comprehensive income), net of tax. This standard did not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost recognized in net income. The asset and liability recognition and disclosure requirements of this standard became effective for us as of December 31, 2006 and are adopted prospectively. See Note 15 for the additional disclosures and the impact the adoption had on our assets, liabilities and comprehensive income associated with the recognition of the funding status of our defined benefit pension and other postretirement plans.

In the second quarter of 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertain Tax Positions, which will become effective for us on January 1, 2007. FIN 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns under SFAS 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves. Among other things, FIN 48 will prohibit us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%. FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard. We will also be required to classify any future reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position. In January 2007, the FASB indicated that they will issue clarifying guidance regarding certain aspects of the new standard by the end of March 2007. We are still in the process of evaluating the impact FIN 48 will have on our consolidated financial position and results of operations, and we do not expect we will complete that evaluation until the FASB issues their clarifying guidance.

In the third quarter of 2006 the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 expressing their views regarding the process of quantifying financial statement misstatements. We adopted SAB 108 for the annual period ending December 31, 2006. According to SAB 108 both the “rollover” and “iron curtain” approaches must be considered when evaluating a misstatement for materiality. This is referred to as the “dual approach.” For companies that have previously evaluated misstatements under one, but not both, of these methods, SAB 108 provides companies with a one-time option to record the cumulative effect of their prior unadjusted misstatements in a manner similar to a change in accounting principle in their 2006 annual financial statements if (i) the cumulative amount of the unadjusted misstatements as of January 1, 2006 would have been material under the dual approach to their annual financial statements for 2005 or (ii) the effect of correcting the unadjusted misstatements during 2006 would cause those annual financial statements to be materially misstated under the dual approach. Adoption of SAB 108 did not have a material effect on our previously reported consolidated financial position or results of operations.

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

In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income. The decision to elect the fair value option is generally applied on an item-by-item basis, is irrevocable unless a new election date occurs, and is applied to the entire item and not to only specified risks or cash flows or a portion of the instrument. Items eligible for the fair value option include recognized financial assets and liabilities, other than investments in consolidated subsidiaries, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity. An investment accounted for by the equity method is an eligible item. The specified election dates include the date we first recognize the eligible item, the date we enter into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS 159 first becomes effective for us. If we elect to measure eligible items at fair value under the standard, we would be required to present certain additional disclosures for each item elected. SFAS 159 becomes effective for us on January 1, 2008, although we may apply the provisions earlier in certain circumstances. We have not yet determined when we will choose to adopt SFAS 159. However, we currently do not have any material item which is eligible to be measured at fair value under the new standard. Therefore, we currently do not expect this standard will have a material effect on our consolidated financial position or results of operations.

Note 3 - Inventories
	December 31,
	2005	2006
	(In thousands)

Raw materials	$89,956	$134,018
Work-in-process	169,856	239,396
Finished products	73,395	90,283
Inventory consigned to customers	20,000	20,099
Supplies	12,489	17,711

Total inventories	$365,696	$501,507

Note 4 - Marketable securities

Our marketable securities consist of investments in related parties. CompX International, Inc. (“CompX”), NL Industries, Inc. (“NL”) and Kronos Worldwide, Inc. (“Kronos”) are each majority owned subsidiaries of Valhi. The following table summarizes our marketable securities as of December 31, 2005 and 2006:

Marketable security	Shares	Market value	Cost basis	Unrealized gains (losses)
		(Dollars in thousands)

As of December 31, 2005:
CompX (1)	2,696,420	$43,197	$34,234	$8,963
NL	222,100	3,129	2,461	668
Kronos	5,203	151	202	(51)

Total marketable securities		$46,477	$36,897	$9,580

As of December 31, 2006:
CompX (1)	2,696,420	$54,360	$34,234	$20,126
NL	222,100	2,297	2,461	(164)
Kronos	5,203	169	202	(33)

Total marketable securities		$56,826	$36,897	$19,929

(1) We directly held 483,600 shares of CompX as of December 31, 2005 and 2006. The remaining 2,212,820 shares as of
December 31, 2005 and 2006 were held by CompX Group, Inc. (“CGI”). See further discussion below.

During 2004, we purchased 2,212,820 shares of CompX Class A common shares, representing approximately 14.6% of the total number of shares of all classes of CompX common stock outstanding at that date. At September 30, 2004, NL, a majority-owned subsidiary of Valhi, held an additional 68.4% of CompX. Effective on October 1, 2004, we and NL contributed 100% of our respective holdings on that date of all classes of CompX common stock to CGI in return for a 17.6% and 82.4% ownership interest in CGI, respectively, and CGI became the holder of the 83.0% of CompX that we and NL had previously held in the aggregate. The CompX shares are the sole assets of CGI. Our shares of CGI are redeemable at our option based upon the market value of the underlying CompX stock held by CGI, and if we so elect to redeem our shares of CGI, we can require CGI to pay the redemption price for our CGI shares in the form of shares of CompX common stock, with the number of CompX shares received equal to the pro-rata portion of the number of shares of CompX we originally contributed to CGI at CGI’s formation, based on the number of CGI shares so redeemed. Accordingly, we account for our investment in CGI as an available-for-sale marketable security carried at fair value based on the fair value of the underlying CompX shares held by CGI.

As of December 31, 2005 and 2006, we directly held 483,600 shares of CompX, which were purchased subsequent to October 1, 2004. We have not contributed any of the shares purchased subsequent to October 1, 2004 to CGI.

At December 31, 2005 and 2006, we held approximately 0.5% of NL’s outstanding common stock. During 2005 and 2006, NL paid dividends on its common stock in the form of (i) cash and (ii) shares of Kronos common stock. At December 31, 2005 and 2006, we held less than 0.1% of Kronos’ outstanding common stock. Valhi and NL hold an aggregate of approximately 95% of Kronos’ outstanding common stock at December 31, 2006. During 2006, CompX and Kronos each paid cash dividends on their respective common stock.

Note 5 - Investment in joint ventures

	December 31,
	2005	2006
	(In thousands)

VALTIMET SAS (“VALTIMET”)	$25,911	$-
XI'AN BAOTIMET VALINOX TUBES CO. LTD. (“BAOTIMET”)	-	660
Other	67	64

Total investments in joint ventures	$25,978	$724

VALTIMET is a manufacturer of welded stainless steel and titanium tubing with operations in the United States, France, South Korea and China. At December 31, 2005, we owned 43.7% of VALTIMET. Valinox Welded, a French manufacturer of welded tubing, owned 51.3% and Sumitomo Metals Industries, Ltd., a Japanese manufacturer of steel products, owned the remaining 5.0%. On December 28, 2006, we sold our ownership interest in VALTIMET to an affiliate of Valinox for $75.0 million in cash and recorded a gain of $40.9 million. See Note 13. We received dividends from VALTIMET of $1.1 million in 2004 and of $2.2 million in 2005. We have entered into a separate ten-year titanium supply agreement with VALTIMET that includes specified minimum annual volumes, minimum prices and take-or-pay provisions. See Notes16 and 17.

During 2005, we entered into a joint venture with BAOTIMET to produce welded titanium tubing in the Peoples Republic of China, and during 2006, we contributed $0.7 million to the joint venture which resulted in an 11% direct interest in BAOTIMET. The remaining ownership interests include 40% held by Baoji Titanium Industry Co. Ltd., one of China's principal producers of titanium products, and 49% held by VALTIMET and one of its majority owned subsidiaries.

Note 6 - Property and equipment

	December 31,
	2005	2006
	(In thousands)

Land and improvements	$8,922	$9,328
Buildings and improvements	37,259	41,551
Information technology systems	61,175	66,048
Manufacturing equipment and other	348,080	376,165
Construction in progress	31,488	103,444

Total property and equipment	486,924	596,536

Less accumulated depreciation	233,934	266,700

Total property and equipment, net	$252,990	$329,836

Note 7 - Prepaid and other noncurrent assets

	December 31,
	2005	2006
	(In thousands)

Prepaid conversion services	$-	$49,687
Other	1,203	818

Total prepaid and other noncurrent assets	$1,203	$50,505

During the fourth quarter of 2006, we entered into a 20-year conversion services agreement with Haynes International, Inc. (“Haynes”), whereby Haynes has agreed to provide us with up to 4,500 metric tons of titanium mill rolling services at their facility, and we have the option of increasing the output capacity to 9,000 metric tons. Under the agreement, we paid Haynes $50.0 million in return for the dedicated rolling capacity. We will ratably amortize the $50.0 million we paid for the conversion services into the cost of the applicable inventory rolled by Haynes over the 20-year term of the agreement.

Note 8 - Accrued liabilities

	December 31,
	2005	2006
	(In thousands)

Employee related	$43,790	$46,358
Deferred revenue	14,525	6,922
Scrap purchases	1,255	8,935
Taxes, other than income	5,318	6,734
Other	10,810	12,891

Total accrued liabilities	$75,698	$81,840

Under the terms of our long-term agreement (“LTA”) with The Boeing Company (“Boeing”), Boeing is required to purchase from us a buffer inventory of titanium products for use by us in the production of titanium products ordered by Boeing in the future. As the buffer inventory is used, Boeing is billed and takes title to the inventory, although we could retain an obligation to further process the material as directed by Boeing. Accordingly, we defer the recognition of the revenue and costs of sales on the buffer inventory until the final mill product is delivered to Boeing. As of December 31, 2005 and 2006, $9.0 million and $6.8 million of our deferred revenue related to the buffer inventory, respectively. The related buffer inventory is included in our inventory consigned to others in Note 3. See Note 13 for additional information regarding the Boeing LTA.

Note 9 - Bank debt

	December 31,
	2005	2006
	(In thousands)

Long-term debt:
U.S. credit facility	$40,255	$-
U.K. credit facility	11,104	-

Total long-term debt	$51,359	$-

In February 2006, we entered into a new $175 million long-term credit agreement (the “New U.S. Facility”), replacing our previous U.S credit agreement, which was terminated on that date. The New U.S. Facility is secured primarily by our U.S. accounts receivable, inventory, personal property, intangible assets, a pledge of 65% of the common stock of our U.K. subsidiary, TIMET U.K., and a negative pledge on our U.S. fixed assets, and matures in February 2011. Borrowings under the New U.S. Facility accrue interest at the U.S. prime rate or varying LIBOR-based rates based on a quarterly ratio of outstanding debt to EBITDA as defined by the agreement. We had no outstanding borrowings under the New U.S. Facility as of December 31, 2006. The New U.S. Facility also provides for the issuance of up to $10 million of letters of credit.

The New U.S. Facility contains certain restrictive covenants that, among other things, limit or restrict our ability to incur debt, incur liens, make investments, make capital expenditures or pay dividends. The New U.S. Facility also requires compliance with certain financial covenants, including minimum tangible net worth, a fixed charge coverage ratio and a leverage ratio, and contains other covenants customary in lending transactions of this type including cross-default provisions with respect to our debt and obligations. Borrowings under the New U.S. Facility are limited to the lesser of $175 million or a formula-determined amount based upon U.S. accounts receivable, inventory and fixed assets (subject to pledging fixed assets). The formula-determined amount only applies if borrowings exceed 60% of the commitment amount or the leverage ratio exceeds a certain level, but based on our outstanding borrowings and leverage ratio at December 31, 2006, the formula determined borrowing ceiling was not applicable at December 31, 2006 since we had no borrowings outstanding. We were in compliance with all such covenants during the year ended December 31, 2006.

Under the previous U.S. credit agreement, we were required to maintain a lockbox arrangement whereby daily net cash receipts were used to reduce outstanding borrowings. Accordingly, any outstanding balances under the previous U.S. credit agreement would generally be classified as a current liability, regardless of the maturity date of the agreement. However, since our New U.S. Facility does not contain a similar requirement regarding application of daily net cash receipts, and we entered into the New U.S. Facility before we issued our 2005 consolidated financial statements, we classified the outstanding borrowings under our previous U.S. credit agreement as a noncurrent liability as of December 31, 2005. Under our previous U.S. credit agreement, interest accrued at rates based on LIBOR plus 2% and bank prime rate plus 0.5%. The weighted average interest rate on borrowings outstanding was 6.4% as of December 31, 2005. Borrowings were collateralized by substantially all of our U.S. assets, and we were in compliance with all debt covenants during the year ended December 31, 2005.

During 2005, TIMET U.K. terminated its previous credit facility and entered into a new working capital credit facility (the “New U.K. Facility”) that expires on April 30, 2008. Under the New U.K. facility, TIMET U.K. may borrow up to £22.5 million, subject to a formula-determined borrowing base derived from the value of accounts receivable, inventory and property, plant and equipment. Borrowings under the New U.K. facility can be in various currencies, including U.S. dollars, British pounds sterling and euros and are collateralized by substantially all of TIMET U.K.’s assets. Interest on outstanding borrowings generally accrues at rates that vary from 1.125% to 1.375% above the lender’s published base rate. As of December 31, 2005 our outstanding borrowings under the New U.K. facility were $11.1 million, and the weighted average interest rate on those borrowings was 5.6%. We had no outstanding borrowings under this facility at December 31, 2006. The New U.K. facility also contains financial ratios and covenants customary in lending transactions of this type, including a minimum net worth covenant. TIMET U.K. was in compliance with all covenants during the years ended December 31, 2005 and 2006.

Under our previous U.K. credit facilities, our borrowings were limited to the lesser of £22.5 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and property, plant and equipment. The credit agreement included revolving and term loan facilities and an overdraft facility and required the maintenance of certain financial ratios and amounts, including a minimum net worth covenant and other covenants customary in lending transactions of this type.

We also have overdraft and other credit facilities at certain of our other European subsidiaries. These facilities accrue interest at various rates and are payable on demand, and as of December 31, 2005 and 2006, there were no outstanding borrowings under these facilities. Our consolidated borrowing availability under our U.S., U.K. and other European credit facilities aggregates to $228.6 million as of December 31, 2006.

As of December 31, 2006, we had $4.7 million of letters of credit outstanding under our New U.S. Facility which were required by various utilities and government entities for performance and insurance guarantees, and we had $5.1 million of letters of credit outstanding under our European credit facilities as collateral under certain inventory purchase contracts. These letters of credit reduce our borrowing availability under our credit facilities.

Note 10 - Capital Trust

In 1996, the Capital Trust, our wholly owned finance subsidiary, issued $201.3 million of our 6.625% manditorily redeemable convertible preferred securities, beneficial unsecured convertible securities (“BUCS”) and $6.2 million 6.625% common securities. We owned all of the outstanding common securities of the Capital Trust. The Capital Trust used the proceeds from the BUCS issuance to purchase from us $207.5 million principal amount of the Subordinated Debentures. The Subordinated Debentures and accrued interest receivable were the sole assets of the Capital Trust.

In August 2004, we completed an exchange offer, pursuant to which we had offered to exchange any and all of the 4,024,820 outstanding BUCS issued by the Capital Trust for shares of our Series A Preferred Stock at the exchange rate of one share of Series A Preferred Stock for each BUCS. Based upon the 3,909,103 BUCS tendered and accepted for exchange as of the close of the offer on August 31, 2004, we issued 3,909,103 shares of Series A Preferred Stock in exchange for such BUCS. During the third quarter of 2004, we recognized a $15.5 million non-cash, non-operating gain related to the BUCS exchange, reflecting the difference between the carrying value of the related Subordinated Debentures ($195.5 million) and the fair value of the Series A Preferred Stock issued ($173.7 million, based on the closing price of the BUCS on August 31, 2004 according to NASDAQ’s website of $45.25 per share, less $3.2 million attributable to accrued and unpaid dividends), less $6.3 million of unamortized deferred financing costs related to the exchanged BUCS.

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

Note 11 - Minority interest

Minority interest relates principally to our 70%-owned French subsidiary, TIMET Savoie, S.A. (“TIMET Savoie”). Compagnie Européenne du Zirconium-CEZUS, S.A. (“CEZUS”) holds the remaining 30% interest in TIMET Savoie. We have the right to purchase CEZUS’ interest in TIMET Savoie for 30% of TIMET Savoie’s equity determined under French accounting principles, or $20.9 million as of December 31, 2006. CEZUS has the right to require us to purchase its interest in TIMET Savoie for 30% of TIMET Savoie’s registered capital, or $3.2 million as of December 31, 2006. TIMET Savoie made dividend payments to CEZUS of $2.2 million in 2005 and $3.0 million in 2006.

Note 12 - Stockholders’ equity

Preferred stock. At December 31, 2006, we were authorized to issue 10 million shares of preferred stock. Our Board of Directors determines the rights of preferred stock as to, among other things, dividends, liquidation, redemption, conversions and voting rights.

Upon completion of the BUCS exchange offer in 2004 discussed in Note 10, we issued 3,909,103 shares of Series A Preferred Stock. Each share of the Series A Preferred Stock is convertible, at any time, at the option of the holder thereof, at a conversion price of $3.75 per share of our common stock (equivalent to a conversion rate of thirteen and one-third shares of common stock for each share of Series A Preferred Stock), with any partial shares paid in cash. The conversion rate is subject to adjustment if certain events occur, including, but not limited to, a stock dividend on our common stock, subdivisions or certain reclassifications of our common stock or the issuance of warrants to holders of our common stock.

The Series A Preferred Stock is not mandatorily redeemable but is redeemable at our option at any time after September 1, 2007. Holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends at the rate of 6.75% of the $50 per share liquidation preference per annum per share (equivalent to $3.375 per annum per share), when, as and if declared by our board of directors. Whether or not declared, cumulative dividends on Series A Preferred Stock are deducted from net income to arrive at net income attributable to common stockholders. Our new U.S. credit agreement contains certain financial covenants that may restrict our ability to make dividend payments on the Series A Preferred Stock. Net income attributable to common stockholders included $0.8 million and $0.5 million of undeclared dividends on our Series A Preferred Stock as of December 31, 2005 and 2006, respectively. Subsequent to December 31, 2006, our board of directors declared a dividend of $0.84375 per share, payable on March 15, 2007 to holders of record of Series A Preferred Stock as of the close of trading on March 1, 2007.

During 2005, an aggregate of 926,490 shares of Series A Preferred Stock were converted into 12,353,200 shares of our common stock, and during 2006, an additional 1,293,295 shares of Series A Preferred Stock were converted into 17,243,933 shares of our common stock, which resulted in 1,689,318 shares outstanding of the Series A Preferred Stock as of December 31, 2006. Based on the number of Series A Preferred shares outstanding throughout the year, cumulative dividends attributable to our Series A Preferred Stock were $12.5 million during 2005 and $7.2 million during 2006.

Common stock. At December 31, 2005, we were authorized to issue 90 million shares of common stock. On February 15, 2006, we amended our certificate of incorporation to increase the number of authorized shares of common stock to 200 million. Our New U.S. Facility limits the payment of common stock dividends under certain circumstances. See also Note 9.

Treasury stock. During 2005, we retired all 360,000 shares of our treasury stock. The retirement of such treasury stock, which had a cost basis of $1.2 million, resulted in the reduction of common stock for the par value of $0.01 for each retired share, a $1.0 reduction of additional paid-in capital and a $0.2 million decrease in retained earnings.

Restricted stock and common stock options. Our 1996 Long-Term Performance Incentive Plan (the “Incentive Plan”) provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights and other incentive compensation to our officers and other key employees. Options generally vest over five years and expire ten years from date of grant. During 2000, we awarded 1,870,000 shares of our restricted common stock under the Incentive Plan to certain officers and employees.  The grant date fair market value of the restricted stock awards was approximately $2.0 million which was recorded as deferred compensation and was amortized ratably over the 5-year vesting period ending in February 2005.  Compensation expense, net of income tax benefits, related to the amortization of deferred compensation was less than $0.1 million in 2004 and 2005. No restricted stock or options have been issued since 2000 under the Incentive Plan.

Eligible non-employee directors are covered by an incentive plan that provides for the issuance of share-based payments as an element of director compensation (the “Director Plan”). The share-based payments under the Director Plan include annual grants of our common stock or stock options to each non-employee director as partial payment of director fees. During 2004, 2005 and 2006, we issued an aggregate of 140,000, 28,000 and 3,500 shares, respectively, to our non-employee directors. We previously granted options to eligible directors under the Director Plan. These options vested in one year and expire ten years from date of grant (five year expiration for grants prior to 1998). There have been no stock options granted under the Director Plan since 2003.

The weighted average remaining life of options outstanding under the Incentive Plan and the Director Plan was 1.8 years at December 31, 2005 and 2.1 years at December 31, 2006. At December 31, 2004, 2005 and 2006, options to purchase 4,302,080, 2,076,120 and 326,200 shares, respectively, were exercisable at average exercise prices of $4.49, $6.10 and $4.24, respectively. As of December 31, 2006, the amount payable upon exercise of options outstanding was $1.4 million and the related aggregate intrinsic value (defined as the excess of the market price of our common stock over the exercise price) was $8.2 million. At December 31, 2006, 7,030,560 shares and 705,040 shares, respectively, were available for future grant under the Incentive Plan and the Director Plan. Shares issued under these plans are newly issued shares.

The following table summarizes information about our stock options:

			Amount payable
		Exercise price	upon exercise	Weighted-average
	Options	per option	(in thousands)	exercise price

Outstanding at December 31, 2003	4,435,760	$0.42-8.83	$19,881	$4.48
Exercised	(40,400)	$2.00	(81)	$2.00
Canceled	(93,280)	$2.00-7.33	(495)	$5.31

Outstanding at December 31, 2004	4,302,080	$0.42-8.83	19,305	$4.49
Exercised	(2,191,200)	$0.90-7.33	(6,443)	$2.94
Canceled	(34,160)	$2.00-7.33	(198)	$5.79

Outstanding at December 31, 2005	2,076,720	$0.42-8.83	$12,664	$6.10
Exercised	(1,750,520)	$0.42-8.83	(11,283)	$6.45

Outstanding at December 31, 2006	326,200	$0.97-7.33	$1,381	$4.24

The intrinsic value of our options exercised aggregated less than $0.1 million in 2004, $10.0 million in 2005 and $31.5 million in 2006, and the related income tax benefit from such exercises was nominal in 2004, $3.8 million in 2005 and $9.9 million in 2006 (before considering the effect of any available net operating loss carryforward).

Note 13 - Other income and expense

	Year ended December 31,
	2004	2005	2006
(In thousands)
Other operating income (expense):
Boeing take-or-pay	$22,093	$17,134	$-
Settlement of customer claim	-	1,800	-
Other, net	896	1,366	(396)

Total other operating income, net	$22,989	$20,300	$(396)

Other non-operating income (expense):
Dividends and interest	$687	$2,025	$3,594
Foreign exchange gain (loss), net	(477)	2,288	(3,977)
Gain on sale of VALTIMET (Note 5)	-	-	40,945
Gain on sale of property	-	13,881	-
Gain on BUCS exchange, net (Note 10)	15,465	-	-
Other, net	525	34	(1,513)

Total other non-operating income, net	$16,200	$18,228	$39,049

Based upon the terms of our previous LTA with Boeing, beginning in 2002, Boeing was required to advance us $28.5 million annually (less $3.80 per pound of titanium product sold to Boeing subcontractors in the preceding year) in January of each year related to Boeing’s purchases from us for that year. To the extent Boeing did not meet the minimum volume requirements under the previous LTA, we recognized income (which was classified as other operating income and was not included in sales revenue, sales volume or gross margin) under the take-or-pay provisions of the LTA. Effective July 1, 2005, we entered into a new LTA with Boeing pursuant to which, beginning in 2006, the take-or-pay provisions of the previous LTA were replaced with an annual makeup payment early in the following year in the event Boeing purchases less than its annual volume commitment in any year. Based on actual purchases during 2004 and 2005, we recognized take-or-pay income of $22.1 million during 2004 and $17.1 million during 2005 based on the provisions of our previous LTA. During 2006, Boeing purchases met the annual commitment level, so no make-up payment was required for 2006 based on the provisions of the new LTA. See Note 17.

During 2005, we received $1.8 million and recorded an other operating gain related to our settlement of a customer claim regarding prior order cancellations from such customer.

In November 2004, pursuant to an agreement with Basic Management, Inc. and certain of our affiliates (“BMI”), we sold certain property located adjacent to our Henderson, Nevada plant site to BMI, a 32%-owned indirect subsidiary of Valhi, and recorded a $12.0 million deferred gain related to the cash proceeds received in November 2004. During the second quarter of 2005, we ceased using the property and recognized a $13.9 million non-operating gain related to the sale of such property, which is comprised of (i) the $12.0 million cash proceeds received in November 2004, (ii) the reversal of $0.6 million previously accrued for potential environmental issues related to the property and (iii) an additional $1.3 million cash payment received from BMI in June 2005.

Note 14 - Income taxes

Summarized in the following table are (i) the components of income (loss) before income taxes and minority interest (“pre-tax income (loss)”), (ii) the difference between the income tax expense (benefit) attributable to pre-tax income (loss) and the amounts that would be expected using the U.S. federal statutory income tax rate of 35%, (iii) the components of the income tax expense (benefit) attributable to pre-tax income (loss) and (iv) the components of the comprehensive tax provision (benefit):
	Year ended December 31,
	2004	2005	2006
	(In thousands)

Income before income taxes and minority interest:
U.S.	$29,636	$119,799	$307,496
Non-U.S.	17,149	65,541	110,907

Total	$46,785	$185,340	$418,403

Expected income tax expense, at 35%	$16,375	$64,869	$146,440
Non-U.S. tax rates	(451)	(1,134)	(2,063)
Incremental tax on earnings of non-U.S. group affiliates	106	455	(511)
U.S. state income taxes, net	297	3,954	7,091
Dividends received deduction	(93)	(331)	(330)
Nontaxable income	(98)	(279)	(893)
Revision of estimated tax liability	(551)	-	-
Elimination of equity adjustment components	-	4,405	(1,049)
Tax on repatriation of foreign earnings	-	1,523	-
Adjustment of deferred income tax valuation allowance	(17,106)	(50,096)	(17,139)
Domestic manufacturing credit	-	-	(2,387)
Other, net	(611)	1,130	(796)

Provision for income taxes (benefit)	$(2,132)	$24,496	$128,363

Provision for income taxes (benefit):

U.S. current income tax expense	$648	$5,120	$88,316
Non-U.S. current income tax expense	2,931	17,245	29,738

Total current income tax expense	3,579	22,365	118,054

U.S. deferred income tax (benefit) expense	(4,202)	10,638	3,352
Non-U.S. deferred income tax (benefit) expense	(1,509)	(8,507)	6,957

Total deferred income tax (benefit) expense	(5,711)	2,131	10,309

Provision for income taxes (benefit)	$(2,132)	$24,496	$128,363

	Year ended December 31,
	2004	2005	2006
	(In thousands)

Comprehensive tax (benefit) provision allocable to:
Income before income taxes and minority interest	$(2,132)	$24,496	$128,363
Additional paid in capital	-	(3,878)	(9,877)
Other comprehensive income:
Currency translation adjustment	-	(48)	4,375
VALTIMET unrealized net gains on derivative financial instruments qualifying as cash flow hedges	-	(268)	268
OPEB adjustment	-	-	(3,988)
Pensions adjustment	-	2,949	(3,536)

	$(2,132)	$23,251	$115,605

The following table summarizes our deferred tax assets and deferred tax liabilities as of December 31, 2005 and 2006:

	December 31,
	2005		2006
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Temporary differences relating to net assets:
Inventories	$-	$(8.7)	$-	$(0.8)
Property and equipment, including software	-	(34.8)	-	(37.9)
Goodwill	6.6	-	5.4	-
Accrued pension cost	16.0	-	22.9	-
Pension asset	-	(4.2)		(6.3)
Accrued OPEB cost	6.9	-	10.8	-
Accrued liabilities and other deductible differences	10.4	-	8.2	-
Other taxable differences	-	(10.2)	-	(15.8)
Tax loss and credit carryforwards	40.2	-	9.1	-
Valuation allowance	(22.2)	-	(1.4)	-

Gross deferred tax assets (liabilities)	57.9	(57.9)	55.0	(60.8)
Netting by tax jurisdiction	(30.5)	30.5	(42.4)	42.4

Total deferred taxes	27.4	(27.4)	12.6	(18.4)
Less current deferred taxes	19.4	-	9.1	0.6

Net noncurrent deferred taxes	$8.0	$(27.4)	$3.5	$(17.8)

We periodically review our deferred income tax assets to determine if future realization is more likely than not. During 2004, due to a change in estimate of our ability to utilize the benefits of our NOL carryforwards in Germany, we determined that our deferred income tax asset in Germany met the “more-likely-than-not” recognition criteria. Accordingly, we reversed the $0.7 million valuation allowance attributable to such deferred income tax asset. In addition, we decreased our deferred income tax asset valuation allowance by $12.2 million during 2004, primarily due to the utilization of U.S. and U.K. NOL carryforwards, the benefit of which had previously not met the “more-likely-than-not” recognition criteria.

During 2004 and 2005, we recognized a deferred income tax benefit related to a $4.2 million and $0.5 million, respectively, decrease in our U.S. deferred income tax asset valuation allowance attributable to our recognition, for U.S. income tax purposes only, of a capital gain on the sale of certain property located at our Henderson, Nevada facility (see Note 13). We utilized a portion of our U.S. capital loss carryforward to offset the income taxes generated from the sale of such property. We recognized a corresponding deferred income tax expense in 2005 when we recognized the gain for financial reporting purposes.

During the first quarter of 2005, based on our recent history of U.S. income, our near term outlook and the effect of our change in method of inventory determination from the LIFO cost method to the specific identification cost method for U.S. federal income tax purposes (see Note 2), we changed our estimate of our ability to utilize the tax benefits of our U.S. net operating loss (“NOL”) carryforwards, alternative minimum tax (“AMT”) credit carryforwards and other net deductible temporary differences (other than the majority of our capital loss carryforwards). Consequently, we determined that our net deferred income tax asset related to such U.S. tax attributes and other net deductible temporary differences met the “more-likely-than-not” recognition criteria. Accordingly, we reversed $36.4 million of the valuation allowance attributable to such U.S. deferred income tax asset during 2005.

During the first quarter of 2005, based on our recent history of U.K. income, our near term outlook and our historic U.K. profitability, we also changed our estimate of our ability to utilize our net deductible temporary differences and other tax attributes related to the U.K., primarily comprised of (i) the future benefits associated with the reversal of our U.K. minimum pension liability deferred income tax asset and (ii) the benefits of our U.K. NOL carryforward. Consequently, we determined that our net deferred income tax asset in the U.K. met the “more-likely-than-not” recognition criteria. Accordingly, we reversed $13.2 million of the valuation allowance attributable to such deferred income tax asset during 2005.

During the fourth quarter of 2006, we recognized a deferred income tax benefit related to a $17.1 million decrease in our deferred income tax asset valuation allowance attributable to the recognition of a capital gain on the sale of our 43.7% interest in VALTIMET. The following table summarizes the components of the change in our deferred tax asset valuation allowance in 2004, 2005 and 2006:

	Year ended December 31,
	2004	2005	2006
	(In thousands)

Effect of:
Income before income taxes and minority interest	$(17,106)	$(50,096)	$(17,139)
Accumulated other comprehensive (income) loss	(1,582)	1,055	(3,622)
Offset to the change in net deferred income tax assets due principally to revision of estimated tax liability	4,651	-	(35)
Currency translation adjustment	787	(232)	-

Change in deferred tax valuation allowance	$(13,250)	$(49,273)	$(20,796)

At December 31, 2006, we had, for U.S. federal income tax purposes, a capital loss carryforward of $24.3 million that expires in 2008. We have recognized a deferred income tax asset valuation allowance for a portion of this capital loss carryforward.

In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law provides for a special deduction from U.S. taxable income equal to a specified percentage of a U.S. company’s qualified income from domestic manufacturing activities (as defined). We believe that the majority of our operations meet the definition of qualified domestic manufacturing activities. Our provision for income taxes for 2006 includes a $2.4 million income tax benefit related to such special deduction. We did not derive any benefit from the special manufacturing deduction in 2005 because our existing U.S. NOL carryforwards fully offset our 2005 U.S. taxable income. The new law also provided for a special 85% deduction for certain dividends received from controlled foreign corporations in 2005. During 2005, we executed a reinvestment plan and distributed an aggregate of $29.0 million of earnings from our European subsidiaries, all of which qualified for the special dividend received deduction. In accordance with the requirements of FASB Staff Position No. 109-2, we recognized the aggregate $1.5 million income tax related to such repatriation in 2005.

The provision for income taxes in 2005 includes $4.4 million of deferred income taxes resulting from the elimination of our minimum pension liability equity adjustment component of accumulated other comprehensive income related to our U.S. defined benefit pension plan. In accordance with GAAP, we did not recognize a deferred income tax benefit related to a portion of the minimum pension equity adjustment we previously recognized, as during the time we recognized the minimum pension equity adjustment, we had also recognized a deferred income tax asset valuation related to our U.S. net operating loss carryforward and other U.S. net deductible temporary differences. In accordance with GAAP, a portion of such valuation allowance recognized ($4.4 million) was recognized through the pension liability component of other comprehensive income. As discussed, during 2005 we concluded recognition of such deferred income tax asset valuation allowance was no longer required, and in accordance with GAAP the reversal of all of such valuation allowance was recognized through the provision for income taxes included in the determination of net income, including the $4.4 million portion of the valuation allowance which was previously recognized through other comprehensive income. As of December 31, 2005, we were no longer required to recognize a minimum pension liability related to our U.S. plan, and we reversed the minimum pension liability previously recognized in other comprehensive income. After the reversal of such minimum pension liability, which in accordance with GAAP was recognized on a net-of-tax basis, the $4.4 million amount remained in accumulated other comprehensive income related to the U.S. minimum pension liability, which in accordance with GAAP is required to be recognized in the provision for income taxes during the period in which the minimum pension liability is no longer required to be recognized.

Similarly, we did not recognize deferred income taxes related to our share of other comprehensive income items of VALTIMET during a portion of the time we owned an investment in VALTIMET, as during such time we had also recognized a deferred income tax asset valuation related to our U.S. net operating loss carryforward and other U.S. net deductible temporary differences. Concurrent with the sale of our investment in VALTIMET, we reversed the accumulated amount of other comprehensive income items we had previously recognized with respect to VALTIMET. After such reversal, which in accordance with GAAP was recognized on a net-of-tax basis, a $1.1 million deferred income tax benefit remained in accumulated other comprehensive income, which in accordance with GAAP is required to be recognized in the provision for income taxes during the period in which we completed the sale of VALTIMET. Also during 2006, we reversed an aggregate of $0.5 million of deferred income taxes we had previously provided on our share of the undistributed earnings of VALTIMET. This $0.5 million amount is included in the Incremental tax on earnings of non-U.S. group affiliates in the table above.

Note 15 - Employee benefit plans

Variable compensation plans. The majority of our worldwide employees participate in compensation programs providing for variable compensation and employer contributions under defined contribution pension plans based primarily on our financial performance. The cost of these plans was approximately $15.4 million in 2004, $23.7 million in 2005 and $27.2 million in 2006.

Adoption of SFAS 158. At December 31, 2006, our U.S. defined benefit pension plan was over funded by $17.9 million, our European defined benefit pension plans were under funded by $52.2 million and our U.S. OPEB plan was under funded by $30.2 million, all of which are reflected in our consolidated balance sheet. Our 2006 funded status was based in part on certain actuarial assumptions and actual return on plan assets during the year. The adoption of SFAS 158 had the following effects on our Consolidated Financial Statements as of December 31, 2006:

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
	(In thousands)

Assets:
Current deferred income tax asset	$10,976	(1,881)	$9,095
Pension asset	$39,007	(21,091)	$17,916
Noncurrent deferred income tax asset	$-	3,500	$3,500

Liabilities:
Current accrued pension cost	$6,097	(6,081)	$16
Current accrued OPEB cost	$2,258	(64)	$2,194
Noncurrent accrued pension cost	$65,840	(13,622)	$52,218
Noncurrent accrued OPEB cost	$17,268	10,695	$27,963
Noncurrent deferred income tax liability	$20,292	(2,519)	$17,773

Accumulated other comprehensive loss:
Pension benefit plans	$(52,173)	(1,237)	$(53,410)
OPEB plan	$-	(6,644)	$(6,644)

Total assets	$1,236,345	(19,472)	$1,216,873
Total current liabilities	$217,276	(6,145)	$211,131
Total liabilities	$328,268	(11,591)	$316,677
Total accumulated other comprehensive loss	$(14,555)	(7,881)	$(22,436)
Total stockholders’ equity	$886,753	(7,881)	$878,872
Total liabilities, minority interest and stockholders’ equity	$1,236,345	(19,472)	$1,216,873

Defined benefit pension plans. We maintain contributory defined benefit pension plans covering a majority of our European employees and a noncontributory defined benefit pension plan covering a minority of our U.S. employees. Our funding policy is to annually contribute, at a minimum, amounts satisfying the applicable statutory funding requirements. The U.S. defined benefit pension plans are closed to new participants, and in some cases, benefit levels have been frozen. The U.K. defined benefit plan was closed to new participants in 1996; however, employees participating in the plan continue to accrue additional benefits based on increases in compensation and service.

Information concerning our defined benefit pension plans is set forth in the following tables:

	Year ended December 31,
	2005	2006
	(In thousands)

Change in projected benefit obligations:
Balance at beginning of year	$262,480	$273,160
Service cost	3,728	4,686
Participants’ contributions	1,308	1,397
Interest cost	13,656	14,006
Actuarial loss	21,941	7,992
Benefits paid	(10,024)	(10,829)
Change in currency exchange rates	(19,931)	27,157

Balance at end of year	$273,158	$317,569

Change in plan assets:
Fair value at beginning of year	$188,659	$223,241
Actual return on plan assets	47,951	30,531
Employer contributions	9,136	18,568
Participants’ contributions	1,308	1,397
Benefits paid	(10,024)	(10,829)
Change in currency exchange rates	(13,788)	20,343

Fair value at end of year	$223,242	$283,251

Funded status:
Plan assets under projected benefit obligations	$(49,916)	$(34,318)
Unrecognized:
Actuarial loss	68,559	69,860
Prior service cost	2,852	2,296

Total	$21,495	$37,838

Accumulated benefit obligation	$270,120	$313,188

Amounts recognized in balance sheets:
Pension asset	$22,337	$17,916
Current accrued pension cost	(5,353)	(16)
Noncurrent accrued pension cost	(58,450)	(52,218)
Accumulated other comprehensive loss	62,961	72,156

Total	$21,495	$37,838

The amounts shown in the table above for actuarial losses and prior service cost at December 31, 2005 and 2006 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years. However, upon adoption of SFAS 158, the December 31, 2006 amounts, net of deferred income taxes, are recognized in accumulated other comprehensive income (loss) (“AOCI”). Of the amounts included in AOCI as of December 31, 2006 related to our pension plans, we expect to recognize net actuarial losses of $3.4 million and prior service costs of $0.5 million as a component of net periodic pension expense during 2007.

As of December 31, 2005 and 2006, our European defined benefit pension plans have accumulated benefit obligations totaling $190.7 million and $237.6 million, respectively, which are in excess of fair value of plan assets of $138.5 million and $189.7 million, respectively. The projected benefit obligations related to our European defined benefit pension plans were $193.7 million and $241.9 million at December 31, 2005 and 2006, respectively.

The components of the net periodic pension expense are set forth below:

	Year ended December 31,
	2004	2005	2006
	(In thousands)

Service cost	$3,308	$3,728	$4,686
Interest cost	12,646	13,656	14,006
Expected return on plan assets	(13,098)	(14,833)	(18,478)
Amortization of prior service cost	489	556	556
Amortization of net losses	4,357	4,796	3,303

Net pension expense	$7,702	$7,903	$4,073

We used the following discount rate, long-term rate of return (“LTRR”) and salary rate increase weighted-average assumptions to arrive at the aforementioned benefit obligations and net periodic expense:

	Significant assumptions used to calculate projected and accumulated benefit obligations at December 31,
	2005		2006
	Discount rate	Salary increase	Discount rate	Salary increase

U.S. plan	5.50%	n/a	5.90%	n/a
U.K. plan	4.75%	3.25%	5.10%	3.50%

	Significant assumptions used to calculate net periodic pension expense for the year ended December 31,
	Year	Discount rate	LTRR	Salary Increase

U.S. plan	2004	6.00%	10.00%	n/a
U.K. plan	2004	5.50%	7.10%	3.25%

U.S. plan	2005	5.65%	10.00%	n/a
U.K. plan	2005	5.30%	7.10%	3.25%

U.S. plan	2006	5.50%	10.00%	n/a
U.K. plan	2006	4.75%	6.70%	3.25%

We currently expect to make cash contributions of approximately $9.5 million, principally in the U.K., to our defined benefit pension plans during 2007.

The U.S. plan paid benefits of approximately $5.7 million in 2004, $5.6 million in 2005 and $5.4 million in 2006, and the European plans paid benefits of approximately $4.8 million in 2004, $4.4 million in 2005 and $5.4 million in 2006. Based upon current projections, we believe that our pension plans will be required to pay the following pension benefits over the next ten years:

	Projected retirement benefits
	U.S. Plan	U.K. Plan	Total
	(In thousands)

Year ending December 31,
2007	$5,907	5,838	$11,745
2008	$5,908	6,014	$11,922
2009	$5,914	6,193	$12,107
2010	$5,879	6,380	$12,259
2011	$5,882	6,572	$12,454
2012 through 2016	$29,498	35,935	$65,433

The assets of the defined benefit pension plans are invested as follows:

	December 31,
	2005	2006

U.S. plan:
Equity securities	93.2%	93.9%
Debt securities	3.5%	3.6%
Cash and other	3.3%	2.5%

	100.0%	100.0%

U.K. plan:
Equity securities	84.6%	79.0%
Debt securities	15.4%	21.0%

	100.0%	100.0%

Our U.S. plans’ assets are invested in the CMRT; however, our plan assets are invested only in the portion of the CMRT that does not hold our common stock. The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons. Mr. Simmons is the sole trustee of the CMRT. The trustees of the CMRT, along with the CMRT’s investment committee, of which Mr. Simmons is a member, actively manage the investments of the CMRT. The trustee and investment committee periodically change the asset mix of the CMRT based upon, among other things, advice from third-party advisors and their respective expectations as to what asset mix will generate the greatest overall return. At December 31, 2006, the CMRT’s asset mix (based on an aggregate asset value of $755.6 million) was 86% U.S. equity securities, 8% foreign equity securities and 6% fixed income and other securities. During 2004, 2005 and 2006, the assumed long-term rate of return for our U.S. plan assets that invested in the CMRT was 10%. In determining the appropriateness of the long-term rate of return assumption, we considered, among other things, the historical rates of return of the CMRT, the current and projected asset mix of the CMRT and the investment objectives of the CMRT’s managers. During the history of the CMRT from its inception in 1987 through December 31, 2006, the average annual rate of return earned by the CMRT, as calculated based on the average percentage change in the CMRT’s net asset value per CMRT unit for each applicable year, has been 14% (with a 17% return for 2006).

Postretirement benefits other than pensions. We provide certain health care and life insurance benefits on a cost-sharing basis to certain of our U.S. retirees and certain of our active U.S. employees upon retirement, for whom health care coverage generally terminates once the retiree (or eligible dependent) becomes Medicare-eligible or reaches age 65, effectively limiting coverage for these participants to less than ten years based on our minimum retirement age. We also provide certain postretirement health care and life insurance benefits on a cost sharing basis to closed groups of certain of our U.S. retirees, for whom health care coverage generally reduces once the retiree (or eligible dependent) becomes Medicare-eligible, but whose coverage continues until death. We fund such benefits as they are incurred, net of any contributions by the retirees.

The plan under which these benefits are provided is unfunded, and contributions to the plan during the year equal benefits paid. The components of accumulated OPEB obligations and periodic OPEB cost, based on a December 31 measurement date, are set forth in the following tables:

	December 31,
	2005	2006
	(In thousands)

Actuarial present value of accumulated OPEB obligations:
Balance at beginning of year	$34,441	$30,825
Service cost	661	852
Interest cost	1,652	1,798
Actuarial (gain) loss	(3,614)	(1,483)
Participant contributions	1,131	1,033
Benefits paid	(3,446)	(2,868)

Balance at end of year	$30,825	$30,157

Funded status:
Projected benefit obligations	$(30,825)	$(30,157)
Unrecognized:
Net actuarial loss	15,027	12,130
Prior service credit	(1,963)	(1,435)

Total	$(17,761)	$(19,462)

Amounts recognized in balance sheets:
Current accrued OPEB cost	$(2,181)	$(2,194)
Noncurrent accrued OPEB cost	(15,580)	(27,963)
Accumulated other comprehensive loss	-	10,695

Total	$(17,761)	$(19,462)

The amounts shown in the table above for actuarial losses and prior service credit at December 31, 2005 and 2006 have not yet been recognized as components of our periodic OPEB cost as of those dates. These amounts will be recognized as components of our periodic OPEB cost in future years. However, upon adoption of SFAS 158, the December 31, 2006 amounts, net of deferred income taxes, are recognized in AOCI. Of the amounts included in AOCI as of December 31, 2006 related to our OPEB plan, we expect to recognize net actuarial losses of $1.4 million and prior service credits of $0.5 million as a component of net periodic OPEB expense during 2007. The components of the net periodic OPEB expense are set forth below:

	Year ended December 31,
	2004	2005	2006
	(In thousands)

Service cost	$540	$661	$852
Interest cost	1,780	1,652	1,798
Amortization of prior service cost	(464)	(464)	(464)
Amortization of net losses	1,120	980	1,415

Net OPEB expense	$2,976	$2,829	$3,601

We used the following weighted-average discount rate and health care cost trend rate (“HCCTR”) assumptions to arrive at the aforementioned benefit obligations and net periodic expense:

	Significant assumptions used to calculate accumulated OPEB obligation at December 31,
	2005	2006

Discount rate	5.50%	5.90%
Beginning HCCTR	8.23%	7.17%
Ultimate HCCTR	4.00%	4.00%
Ultimate year	2010	2010

	Significant assumptions used to calculate net periodic OPEB expense for the year ended December 31,
	2004	2005	2006

Discount rate	6.00%	5.65%	5.50%
Beginning HCCTR	10.35%	9.29%	8.23%
Ultimate HCCTR	4.00%	4.00%	4.00%
Ultimate year	2010	2010	2010

If the HCCTR were increased by one percentage point for each year, the aggregate of the service and interest cost components of OPEB expense would have increased approximately $0.3 million in 2006, and the actuarial present value of accumulated OPEB obligations at December 31, 2006 would have increased approximately $3.1 million. If the HCCTR were decreased by one percentage point for each year, the aggregate of the service and interest cost components of OPEB expense would have decreased approximately $0.3 million in 2006, and the actuarial present value of accumulated OPEB obligations at December 31, 2006 would have decreased approximately $3.2 million.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act of 2003”) introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. During 2005, we determined that the benefits provided by our U.S. health and welfare plan are actuarially equivalent to the Medicare Part D benefit and therefore we are eligible for the federal subsidy provided for by the Medicare 2003 Act. The effect of such subsidy, which was accounted for prospectively from the date actuarial equivalence was determined, resulted in a reduction in our actuarial present value of our accumulated OPEB obligation of $5.4 million at December 31, 2005 related to benefits attributed to past service.

Based upon current projections, we believe that we will be required to pay the following OPEB benefits over the next ten years:

	Projected gross payments	Projected retiree contributions	Projected Part D subsidy	Projected net payments
	(In thousands)

Year ended December 31,
2007	$4,021	(1,460)	(303)	$2,258
2008	$4,345	(1,550)	(467)	$2,328
2009	$4,681	(1,653)	(512)	$2,516
2010	$4,916	(1,721)	(552)	$2,643
2011	$5,119	(1,787)	(582)	$2,750
2012 through 2016	$28,841	(9,949)	(3,347)	$15,545

Note 16 - Related party transactions

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

Under the terms of various intercorporate services agreements (“ISAs”) that we have historically entered into with various related parties, including Contran, employees of one company provide certain management, tax planning, financial, risk management, environmental, administrative, facility or other services to the other company on a fee basis. Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient and the compensation of such persons, or the cost of facilities, equipment or supplies provided. Our independent directors review and approve the fees we pay under the ISAs. We paid net ISA fees of $1.2 million during 2004, $1.4 million during 2005 and $3.2 million during 2006. We have extended this agreement through 2007. Because Contran employees will in 2007 perform certain executive and management functions previously performed by our employees, we expect to pay a net amount of $7.4 million under the ISA during 2007.

We previously extended market-rate loans to certain officers pursuant to a Board-approved program to facilitate the officers’ purchase of Company stock and BUCS and to pay applicable taxes on shares of restricted Company stock as such shares vested. We terminated this program in 2002, subject to continuing only those loans outstanding at that time in accordance with their then-current terms. The loans were generally payable in five annual installments beginning six years from date of loan and bore interest at a rate tied to our borrowing rate, payable quarterly. During 2005, all remaining officer loans were repaid to us in full.

In 2004, we entered into an agreement with Waste Control Specialists LLC (“WCS”), a wholly owned subsidiary of Valhi, for the removal of certain waste materials from our Henderson plant site. We paid $1.3 million in 2005 and $0.8 million in 2006 to WCS for the removal of such materials. The work was completed in 2006.

Tall Pines Insurance Company (“Tall Pines”) (including a predecessor company, Valmont Insurance Company) and EWI RE, Inc. (“EWI”) provide for or broker insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines and EWI are subsidiaries of Valhi. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker. Our aggregate premiums for such policies were approximately $2.3 in 2004, $4.7 million in 2005 and $6.9 million in 2006. Tall Pines purchases reinsurance for substantially all of the risks it underwrites. We expect that these relationships with Tall Pines and EWI will continue in 2007.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies. With respect to certain of such policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period. As a result, Contran and certain of its subsidiaries and affiliates, including us, have entered into a loss sharing agreement under which any uninsured loss is shared by those entities that have submitted claims under the relevant policy. We believe the benefits in the form of reduced premiums and broader coverage associated with the group coverage for such policies justify the risk associated with the potential for any uninsured loss.

We supply titanium strip to VALTIMET under a long-term contract, which was amended in 2006 and extended to 2017. Under the amended LTA, we have agreed to provide a certain percentage of VALTIMET’s titanium requirements at formula-determined selling prices, subject to certain minimum volumes, take-or-pay provisions and other conditions. Sales to VALTIMET were $21.0 million in 2004, $30.0 million in 2005 and $72.6 million in 2006. Additionally, VALTIMET provides welded tubing conversion services for us on a purchase order basis. Payments to VALTIMET for conversion and other services totaled $3.4 million in 2004, $4.8 million in 2005 and $8.5 million in 2006. As a result of the sale of our investment in VALTIMET, we no longer consider VALTIMET to be a related party as of December 31, 2006.

A subsidiary of Valhi owns 32% of BMI. Among other things, BMI provides utility services (primarily water distribution, maintenance of a common electrical facility and sewage disposal monitoring) to us and other manufacturers within an industrial complex located in Henderson, Nevada. Power transmission and sewer services are provided on a cost reimbursement basis, similar to a cooperative, while water delivery is currently provided at the same rates as are charged by BMI to an unrelated third party. Amounts paid by us to BMI for these utility services were $1.3 million during 2004, $1.4 million during 2005 and $2.3 million during 2006. We also paid BMI an electrical facilities upgrade fee of $0.8 million in each of 2005 and 2006, and $1.3 million in 2004. This fee continues at $0.8 million annually for 2007 through 2009 and terminates completely after January 2010.

Based on the previous agreements and relationships, receivables from and payables to various related parties in the normal course of business were nominal as of December 31, 2005 and 2006.

Note 17 - Commitments and contingencies

Long-term agreements. We have LTAs with certain major customers, including, among others, Boeing, Rolls-Royce plc and its German and U.S. affiliates (“Rolls-Royce”), United Technologies Corporation (“UTC”, Pratt & Whitney and related companies), Société Nationale d´Etude et de Construction de Moteurs d´Aviation (“Snecma”), Wyman-Gordon (a unit of Precision Castparts Corporation (“PCC”)) and VALTIMET. These agreements expire through 2017, are subject to certain conditions, and generally provide for (i) minimum market shares of the customers’ titanium requirements or firm annual volume commitments, (ii) formula-determined prices (including some elements based on market pricing) and (iii) price adjustments for certain raw material and energy cost fluctuations. Generally, the LTAs require our service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types. In certain events of nonperformance by us or the customer, the LTAs may be terminated early. Although it is possible that some portion of the business would continue on a non-LTA basis, the termination of one or more of the LTAs could result in a material effect on our business, results of operations, financial position or liquidity. The LTAs were designed to limit selling price volatility to the customer, while providing us with a committed base of volume throughout the titanium industry business cycles.

Concentration of credit and other risks. Substantially all of our sales and operating income are derived from operations based in the U.S., the U.K., France and Italy. As shown in the below table, we generate over half of our sales revenue from sales to the commercial aerospace sector. As described previously, we have LTAs with certain major aerospace customers, including Boeing, Rolls-Royce, UTC, Snecma and Wyman-Gordon. This concentration of customers may impact our overall exposure to credit and other risks, either positively or negatively, in that all of these customers may be similarly affected by the same economic or other conditions. The following table provides supplemental customer receivable and sales revenue information:

	Year ended December 31,
	2004	2005	2006

Significant customer receivable balances as a percentage of total receivables:

VALTIMET (1)	-	-	11%

Significant sales revenue as a percentage of total sales revenue:

Ten largest customers	48%	44%	49%

Significant customers:
PCC and PCC-related entities (2)	13%	13%	11%

Commercial aerospace sector	57%	57%	57%

Customers under LTAs	44%	47%	39%

Significant customers under LTAs:
Rolls-Royce (1) (2)	15%	12%	-

(1)  Amounts excluded for periods when the concentration does not exceed 10%.
(2)  PCC and PCC-related entities serve as a supplier to Rolls-Royce. Certain sales we make directly to PCC and PCC-related entities also count towards, and are reflected in, the table above as sales to Rolls-Royce under the Rolls-Royce LTA.

Operating leases. We lease certain manufacturing and office facilities and various equipment under non-cancelable operating leases with remaining terms ranging from one to seven years. Most of the leases contain purchase options at fair market value and/or various term renewal options at fair market rental rates. In most cases management expects that leases will be renewed or replaced by other leases in the normal course of business. At December 31, 2006, future minimum payments under non-cancelable operating leases having an initial term in excess of one year were as follows:

Amount
(In thousands)

Year ending December 31,
2007	$3,899
2008	3,146
2009	2,572
2010	2,523
2011	2,137
2012 and thereafter	20,074

$34,351

Net rent expense under all leases, including those with original terms of less than one year, was $3.9 million in 2004, $5.1 million in 2005 and $6.6 million in 2006. We are also obligated under certain operating leases for our pro rata share of the lessor’s operating expenses.

Purchase agreements. We have one LTA with a titanium sponge supplier that includes minimum sponge purchase commitments through 2007. This LTA requires us to purchase approximately $34.0 million of titanium sponge in 2007. We also have agreements with a certain energy provider to purchase minimum annual levels of electricity of approximately $1.8 million through 2028.

Environmental matters. TIMET and BMI entered into an agreement in 1999 which provided that upon payment by BMI of the cost to design, purchase and install the technology and equipment necessary to allow us to stop discharging liquid and solid effluents and co-products into settling ponds located on certain lands owned by us adjacent to our Henderson, Nevada plant site (the “TIMET Pond Property”), we would convey the TIMET Pond Property to BMI, at no additional cost. In November 2004, we and BMI entered into several agreements that superseded the 1999 agreement. Under these new agreements, we conveyed the TIMET Pond Property to BMI in exchange for (i) $12 million cash, (ii) BMI’s assumption of the liability for certain environmental issues associated with the TIMET Pond Property, including certain possible groundwater issues, and (iii) an additional $1.3 million cash payment received from BMI in June 2005. See Note 13.

We are continuing assessment work with respect to groundwater remediation at our active plant site in Henderson, Nevada. As of December 31, 2006, we have $1.8 million accrued representing our estimate of the probable costs to remediate this site. We expect these accrued expenses to be paid over the remediation period of up to thirty years. We estimate the upper end of the range of reasonably possible costs related to this matter, including the current accrual, to be approximately $4.0 million.

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

Legal proceedings. We record liabilities related to legal proceedings when estimated costs are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future costs are not discounted to their present value. It is not possible to estimate the range of costs for certain matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to matters as to which no problem is currently known or where no estimate can presently be made. Further, additional legal proceedings may arise in the future.

We are the primary obligor on two $1.5 million workers’ compensation bonds issued on behalf of a former subsidiary, Freedom Forge Corporation (“Freedom Forge”), which we sold in 1989. Freedom Forge filed for Chapter 11 bankruptcy protection on July 13, 2001, and discontinued payment on the underlying workers’ compensation claims in November 2001. As of December 31, 2006, we have made aggregate payments under the two bonds of $1.8 million, and $1.2 million remains accrued for future payments.

We are involved in various employment, environmental, contractual, product liability, general liability and other claims, disputes and litigation incidental to our business including those discussed above. In certain instances, we have insurance coverage to eliminate or reduce any risk of loss (other than standard deductibles, which are generally $1 million or less). We currently believe that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations or liquidity. However, all such matters are subject to inherent uncertainties, and were an unfavorable outcome to occur with respect to several of these matters in a given period, it is possible that it could have a material adverse impact on the results of operations or cash flows in that particular period. In cases where these claims, disputes and litigation involve matters that we have concluded the risk of loss is not probable, but is more than remote, we believe the range of loss, to the extent we are able to reasonably estimate a range of loss, would be limited at the high end of our standard insurance deductibles.

Note 18 - Earnings per share

Basic earnings per share is based on the weighted average number of unrestricted common shares outstanding during each period. Diluted earnings per share attributable to common stockholders reflects the dilutive effect of common stock options, restricted stock and the assumed conversion of the BUCS and the Series A Preferred Stock, if applicable. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented in the following table:

	Year ended December 31,
	2004	2005	2006
	(In thousands)

Numerator:
Net income attributable to common stockholders (1)	$43,300	$143,701	$274,484
Dividends on Series A Preferred Stock	4,398	12,244	6,793
Interest expense on BUCS, net of tax (3)	-	310	46

Diluted net income attributable to common stockholders	$47,698	$156,255	$281,323

Denominator:
Average common shares outstanding	127,050	130,782	154,956
Average dilutive stock options and restricted stock (2)	532	720	351
Series A Preferred Stock	17,421	49,580	28,438
BUCS (3)	-	619	67

Diluted shares	145,003	181,701	183,812

(1) Net income attributable to common stockholders includes undeclared dividends on our Series A Preferred Stock  of $1.1 million in 2004, $0.8 million in 2005 and $0.5 million in 2006.
(2) Stock option conversion excludes anti-dilutive shares of 2,505 in 2004 and 488 in 2005.
(3) Excludes the effects of any BUCS conversions in 2004, as they were anti-dilutive.

Note 19 - Business segment information

Our production facilities are located in the United States, United Kingdom, France and Italy, and our products are sold throughout the world. Our Chief Executive Officer functions as our chief operating decision maker (“CODM”), and the CODM receives consolidated financial information about us. He makes decisions concerning resource utilization and performance analysis on a consolidated and global basis. We have one reportable segment, our worldwide “Titanium melted and mill products” segment. The following table provides segment information supplemental to our Consolidated Financial Statements:

	Year ended December 31,
	2004	2005	2006
	(In thousands, except product shipment data)

Titanium melted and mill products:
Melted product net sales	$72,092	$112,252	$225,970
Mill product net sales	364,248	528,555	819,156
Other product sales	65,488	108,970	138,042
Total net sales	$501,828	$749,777	$1,183,168

Melted product shipments:
Volume (metric tons)	5,360	5,655	5,900
Average selling price (per kilogram)	$13.45	$19.85	$38.30

Mill product shipments:
Volume (metric tons)	11,365	12,660	14,160
Average selling price (per kilogram)	$32.05	$41.75	$57.85

Geographic segments:
Net sales - point of origin:
United States (1)	$325,857	$512,313	$865,284
United Kingdom	154,535	201,936	263,584
France	57,942	91,610	131,361
Italy	29,656	45,248	62,774
Germany	88	1,277	393
Eliminations	(66,250)	(102,607)	(140,228)
	$501,828	$749,777	$1,183,168
Net sales - point of destination:
United States	$277,317	$422,143	$704,531
United Kingdom	100,081	136,638	158,356
France	55,959	87,811	146,428
Other locations	68,471	103,185	173,853
	$501,828	$749,777	$1,183,168
Long-lived assets - property and
equipment, net:
United States	$165,661	$193,623	$251,015
United Kingdom	56,255	53,576	71,741
Other Europe	6,257	5,791	7,080
	$228,173	$252,990	$329,836

(1) Export sales from U.S.-based operations approximated $16.0 million in 2004, $54.0 million in 2005 and $96.1 million in 2006.

Note 20 - Quarterly results of operations (unaudited)

	For the quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share data)

Year ended December 31, 2005: (1)

Net sales	$155.2	$183.7	$190.0	$220.8
Gross margin	$29.0	$47.9	$55.7	$66.8
Operating income	$19.4	$36.9	$51.7	$63.0
Net income attributable to common stockholders	$38.1	$33.6	$33.4	$38.6

Basic earnings per share attributable to common stockholders	$0.30	$0.26	$0.26	$0.28
Diluted earnings per share attributable to common stockholders	$0.23	$0.20	$0.20	$0.23

Year ended December 31, 2006: (1)

Net sales	$286.9	$300.9	$271.8	$323.5
Gross margin	$108.3	$106.3	$97.8	$123.7
Operating income	$95.1	$93.6	$84.6	$109.5
Net income attributable to common stockholders (2)	$56.8	$54.3	$52.7	$110.6

Basic earnings per share attributable to common stockholders	$0.39	$0.36	$0.33	$0.69
Diluted earnings per share attributable to common stockholders	$0.32	$0.31	$0.29	$0.61

(1) The sum of quarterly amounts may not agree to the full year results due to rounding.
(2) Quarter ending December 31, 2006 includes $40.9 million gain related to the sale of our 43.7% interest in VALTIMET
($0.24 per diluted share, including a net income tax benefit of $3.9 million). See Note 14.