Form 10-Q
period 2007-03-31
TITANIUM METALS CORP
filed 2007-05-08
CIK 1011657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14368

Titanium Metals Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-5630895
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:	(972) 233-1700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated” filer in Rule 12b-2 of the Exchange Act.

                 X Large accelerated filer ☐ Accelerated filer                ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No X

Number of shares of common stock outstanding on May 1, 2007: 161,977,756

TITANIUM METALS CORPORATION

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	December 31,	March 31,
ASSETS	2006	2007
		(unaudited)

Current assets:
Cash and cash equivalents	$29.4	$75.6
Accounts and other receivables, less allowance
of $1.4, respectively	213.0	222.9
Inventories	501.5	518.3
Refundable income taxes	-	0.9
Prepaid expenses and other	4.6	4.6
Deferred income taxes	9.1	8.9

Total current assets	757.6	831.2

Marketable securities	56.8	46.1
Property and equipment, net	329.8	334.9
Pension asset	17.9	19.1
Deferred income taxes	3.5	3.3
Prepaid expenses and other	51.3	50.5

Total assets	$1,216.9	$1,285.1

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In millions, except per share data)

	December 31,	March 31,
LIABILITIES, MINORITY INTEREST AND	2006	2007
STOCKHOLDERS’ EQUITY		(unaudited)

Current liabilities:
Accounts payable	$87.8	$80.5
Accrued liabilities	82.0	70.1
Customer advances	18.7	16.4
Income taxes payable	22.0	42.4
Deferred income taxes	0.6	0.7

Total current liabilities	211.1	210.1

Accrued OPEB cost	28.0	28.3
Accrued pension cost	52.2	51.7
Deferred income taxes	17.8	14.9
Other	7.6	9.5

Total liabilities	316.7	314.5

Minority interest	21.3	24.7

Stockholders’ equity:
Series A Preferred Stock	75.0	73.9
Common stock	1.6	1.6
Additional paid-in capital	484.4	486.3
Retained earnings	340.3	415.2
Accumulated other comprehensive loss	(22.4)	(31.1)

Total stockholders’ equity	878.9	945.9

Total liabilities, minority interest and stockholders’ equity	$1,216.9	$1,285.1

Commitments and contingencies (Note 9)

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three months ended March 31,
	2006	2007
	(unaudited)

Net sales	$286.9	$341.7
Cost of sales	178.6	208.3

Gross margin	108.3	133.4

Selling, general, administrative and development expense	15.3	17.3
Other income, net	2.1	0.1

Operating income	95.1	116.2

Other non-operating expense, net	0.7	0.2

Income before income taxes and minority interest	94.4	116.0

Provision for income taxes	33.2	36.4
Minority interest in after-tax earnings	2.3	3.2

Net income	58.9	76.4

Dividends on Series A Preferred Stock	2.1	1.4

Net income attributable to common stockholders	$56.8	$75.0

Earnings per share attributable to common stockholders:
Basic	$0.39	$0.46
Diluted	$0.32	$0.41

Weighted average shares outstanding:
Basic	146.1	161.7
Diluted	183.9	184.2

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three months ended March 31,
	2006	2007
	(unaudited)

Cash flows from operating activities:
Net income	$58.9	$76.4
Depreciation and amortization	8.3	8.9
Deferred income taxes	5.2	(0.8)
Minority interest	2.3	3.2
Other, net	(1.2)	0.5
Change in assets and liabilities:
Receivables	(47.5)	(9.2)
Inventories	(33.1)	(15.7)
Accounts payable and accrued liabilities	(4.0)	(20.1)
Income taxes	24.1	20.0
Other, net	(3.6)	(3.3)
Net cash provided by operating activities	9.4	59.9

Cash flows from investing activities:
Capital expenditures	(16.9)	(13.3)
Other, net	(0.6)	-
Net cash used in investing activities	(17.5)	(13.3)

Cash flows from financing activities:
Indebtedness:
Borrowings	188.5	-
Repayments	(191.2)	-
Dividends paid on Series A Preferred Stock	(2.2)	(1.4)
Issuance of common stock	7.9	0.4
Other, net	(0.8)	0.2
Net cash provided by (used in) financing activities	2.2	(0.8)

Net cash (used in) provided by operating, investing and financing activities	(5.9)	45.8
Effect of exchange rate changes on cash	0.2	0.4
	(5.7)	46.2
Cash and cash equivalents at beginning of period	17.6	29.4

Cash and cash equivalents at end of period	$11.9	$75.6

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$0.7	$0.8
Income taxes, net	$3.8	$17.5

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(In millions)

	Common Stock	Series A Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Comprehensive Income
	(unaudited)

Balance at January 1, 2007	$1.6	$75.0	$484.4	$340.3	$(22.4)	$878.9	$-
Net income	-	-	-	76.4	-	76.4	76.4
Other comprehensive income	-	-	-	-	(8.7)	(8.7)	(8.7)
Issuance of common stock	-	-	0.4	-	-	0.4	-
Conversion of Series A Preferred Stock	-	(1.1)	1.1	-	-	-	-
Tax benefit of stock options exercised	-	-	0.4	-	-	0.4	-
Dividends declared on Series A Preferred Stock	-	-	-	(1.4)	-	(1.4)	-
Change in Accounting - FIN 48	-	-	-	(0.1)	-	(0.1)	-

Balance at March 31, 2007	$1.6	$73.9	$486.3	$415.2	$(31.1)	$945.9

Comprehensive income							$67.7

See accompanying Notes to Condensed Consolidated Financial Statements.

Note 1 - Basis of presentation and organization

Basis of presentation. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006 that we filed with the Securities and Exchange Commission (“SEC”) on February 28, 2007 (“2006 Annual Report”), except as disclosed below. They include the accounts of Titanium Metals Corporation and its majority owned subsidiaries (collectively referred to as “TIMET”). Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to TIMET and its subsidiaries, taken as a whole. All material intercompany transactions and balances with consolidated subsidiaries have been eliminated. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2006 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have condensed or omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2006) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2007 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2006 Consolidated Financial Statements contained in our 2006 Annual Report. Our first three fiscal quarters reported are the approximate 13-week periods ending on the Saturday generally nearest to March 31, June 30 and September 30. Our fourth fiscal quarter and fiscal year always end on December 31. For presentation purposes, our financial statements and the accompanying notes have been presented as ended on March 31, June 30, September 30 and December 31, as applicable.

Organization. At March 31, 2007, Contran Corporation and its subsidiaries held 32.4% of our outstanding common stock, and the Combined Master Retirement Trust (“CMRT”), a trust sponsored by Contran to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Contran and certain related companies, held an additional 9.5% of our common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT. At March 31, 2007, Mr. Simmons directly owned 3.2% of our outstanding common stock and Mr. Simmons’ spouse owned 94.5% of our outstanding Series A Preferred Stock and a nominal number of shares of our common stock. Consequently, Mr. Simmons may be deemed to control each of Contran and us.

Recent accounting pronouncements.  On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertain Tax Positions. FIN 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns under Statement of Financial Accounting Standards (“SFAS”) 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves. Among other things, FIN 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%. FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard. We are required to classify any future reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position. Our adoption of FIN 48 did not have a material impact on our consolidated financial position or results of operations.

We accrue interest and penalties on unrecognized tax benefits as a component of our provision for income taxes. At January 1, 2007 and March 31, 2007 we had no accrued interest and penalties for our uncertain tax positions.

At March 31, 2007 we had approximately $2.0 million accrued for uncertain tax positions, which did not change significantly from the January 1, 2007 accrual. Of this amount, $1.9 million was reclassified from deferred income tax liabilities, and the remainder was accounted for as a reduction in our retained earnings in accordance with the transition provisions of the new standard. In addition, the benefit associated with approximately $0.2 million of our reserve for uncertain tax positions at January 1, 2007 would, if recognized, affect our effective income tax rate. We do not currently believe that the unrecognized tax benefits will change significantly within the next twelve months.

We file income tax returns in various U.S. federal, state and local jurisdictions. We also file income tax returns in various foreign jurisdictions, principally in the United Kingdom, Italy, France and Germany. Our domestic income tax returns prior to 2003 are generally considered closed to examination by applicable tax authorities. Our foreign income tax returns are generally considered closed to examination for years prior to 2000 (for the United Kingdom), 2002 (for Italy), 2003 (for France) and 2002 (for Germany).

Note 2 - Inventories

	December 31, 2006	March 31, 2007
	(In millions)

Raw materials	$134.0	$124.5
Work-in-process	239.4	245.2
Finished products	90.3	105.9
Inventory consigned to customers	20.1	23.3
Supplies	17.7	19.4

Total inventories	$501.5	$518.3

Note 3 - Marketable securities

Our marketable securities consist of investments in related parties. CompX International, Inc. (“CompX”), NL Industries, Inc. (“NL”) and Kronos Worldwide, Inc. (“Kronos”) are each majority owned subsidiaries of Contran. The aggregate cost basis for our marketable securities is $36.9 million, and the following table summarizes the market value of our marketable securities as of December 31, 2006 and March 31, 2007:

	December 31, 2006	March 31, 2007
	(In millions)

CompX CompX(1)	$54.3	$43.5
NL NL	2.3	2.4
Kronos Kronos	0.2	0.2

Total marketable securities	$56.8	$46.1

Note 4 - Property and equipment

	December 31, 2006	March 31, 2007
	(In millions)

Land and improvements	$9.3	$9.3
Buildings and improvements	41.6	41.6
Information technology systems	66.0	66.2
Manufacturing equipment and other	376.2	383.0
Construction in progress	103.4	108.3

Total property and equipment	596.5	608.4

Less accumulated depreciation	266.7	273.5

Total property and equipment, net	$329.8	$334.9

Note 5 - Prepaid expenses and other noncurrent assets

	December 31, 2006	March 31, 2007
	(In millions)

Prepaid conversion services	$49.7	$49.1
Other	1.6	1.4

Total prepaid expenses and other noncurrent assets	$51.3	$50.5

Note 6 - Accrued liabilities

	December 31, 2006	March 31, 2007
	(In millions)

Employee related	$46.4	$33.2
Deferred revenue	6.9	6.8
Scrap purchases	8.9	11.2
Taxes, other than income	6.7	6.2
Other	13.1	12.7

Total accrued liabilities	$82.0	$70.1

Note 7 - Employee benefits

Defined benefit pension plans. The components of the net periodic pension expense are set forth below:

	Three months ended March 31,
	2006	2007
	(In millions)

Service cost	$1.1	$1.3
Interest cost	3.4	4.2
Expected return on plan assets	(4.5)	(5.4)
Amortization of net losses	0.8	0.9
Amortization of prior service cost	0.1	0.1

Total pension expense	$0.9	$1.1

Postretirement benefits other than pensions (“OPEB”). The components of net OPEB expense are set forth below:

	Three months ended March 31,
	2006	2007
	(In millions)

Service cost	$0.2	$0.2
Interest cost	0.4	0.4
Amortization of net losses	0.2	0.2
Amortization of prior service cost	(0.1)	(0.1)

Total OPEB expense	$0.7	$0.7

Note 8 - Income taxes

	Three months ended March 31,
	2006	2007
	(In millions)

Expected income tax expense, at 35%	$33.0	$40.6
Non-U.S. tax rates	(0.8)	(0.8)
U.S. state income taxes, net	1.7	2.0
Nontaxable income	(0.1)	(3.3)
Domestic manufacturing credit	(0.6)	(1.6)
Other, net	-	(0.5)

Total income tax expense	$33.2	$36.4

Note 9 - Commitments and contingencies

Environmental matters. We are continuing assessment work with respect to our active plant site in Henderson, Nevada. As of March 31, 2007, we have $1.9 million accrued representing our estimate of the probable costs to remediate this site. We expect these accrued expenses to be paid over the remediation period of up to thirty years. We estimate the upper end of the range of reasonably possible costs related to this matter, including the current accrual, to be approximately $4.0 million.

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

       Legal proceedings. From time to time, we are involved in various employment, environmental, contractual, intellectual property, product liability, general liability and other claims, disputes and litigation incidental to our operations. In certain instances, we have insurance coverage for these items to eliminate or reduce our risk of loss (other than standard deductibles, which are generally $1 million or less). We currently believe that the outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or liquidity beyond the accruals for which we have already provided. However, all such maters are subject to inherent uncertainties, and were an unfavorable outcome to occur with respect to several of these matters in a given period, it is possible that it could have a material adverse impact on our results of operations or cash flows in that particular period.

Note 10 - Earnings per share

Basic earnings per share is based on the weighted average number of unrestricted common shares outstanding during each period. Diluted earnings per share attributable to common stockholders reflects the dilutive effect of common stock options, restricted stock and the assumed conversion of our Series A Preferred Stock, if applicable. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below:

	Three months ended March 31,
	2006	2007
	(In millions)

Numerator:
Net income attributable to common stockholders	$56.8	$75.0
Dividends on Series A Preferred Stock	2.1	1.4

Diluted net income attributable to common stockholders	$58.9	$76.4

Denominator:
Average common shares outstanding	146.1	161.7
Average dilutive stock options and restricted stock	0.8	0.1
Series A Preferred Stock	36.5	22.4
Other	0.5	-

Diluted shares	183.9	184.2

Note 11 - Business segment information

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

	Three months ended March 31,
	2006	2007
	(In millions, except product shipment data)

Titanium melted and mill products:
Melted product net sales	$47.2	$59.1
Mill product net sales	205.1	250.0
Other product sales	34.6	32.6

Total net sales	$286.9	$341.7

Melted product shipments:
Volume (metric tons)	1,460	1,330
Average selling price (per kilogram)	$32.35	$44.45

Mill product shipments:
Volume (metric tons)	3,675	3,720
Average selling price (per kilogram)	$55.80	$67.20

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

    The statements contained in this Quarterly Report on Form 10-Q (“Quarterly Report”) that are not historical facts, including, but not limited to, statements found in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements can generally be identified by the use of words such as “believes,” “intends,” “may,” “will,” “looks,” “should,” “could,” “anticipates,” “expects” or comparable terminology or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including risks and uncertainties in those portions referenced above and those described from time to time in our other filings with the SEC which include, but are not limited to:

•  the cyclicality of the commercial aerospace industry;
•  the performance of aerospace manufacturers and us under our long-term agreements;
•  the existence or renewal of certain long-term agreements;
•  the difficulty in forecasting demand for titanium products;
•  global economic and political conditions;
•  global production capacity for titanium;
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

SUMMARY

General overview. We are a vertically integrated producer of titanium sponge, melted products and a variety of mill products for commercial aerospace, military, industrial and other applications. We are one of the world’s leading producers of titanium melted products (ingot, electrodes and slab) and mill products (billet, bar, sheet and strip). We are the only producer with major titanium production facilities in both the U.S. and Europe, the world’s principal markets for titanium.

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report and with our Consolidated Financial Statements and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in our 2006 Annual Report.

Recent developments. Effective January 1, 2007, we entered into a ten-year titanium supply agreement with Rolls-Royce Corporation (“Rolls-Royce”), which provides for our supply of titanium products to Rolls-Royce for gas turbine engine production through 2016. This long-term agreement (“LTA”) replaced our previous LTA with Rolls Royce. The LTA includes certain volume purchase and supply requirements by the parties and provides for future price adjustments. The LTA also provides us with a sustained backlog and provides Rolls-Royce with a certain supply and consistent quality of titanium products. Under the new LTA, we will continue to be the primary supplier of Rolls-Royce’s titanium requirements for its gas turbine engines.

RESULTS OF OPERATIONS

Quarter ended March 31, 2006 compared to quarter ended March 31, 2007

Summarized financial information. The following table summarizes certain information regarding our results of operations for the three months ended March 31, 2006 and 2007. Our reported average selling prices are a reflection of actual selling prices we received after the effects of currency exchange rates, customer and product mix, and other related factors realized throughout a given period. Consequently, changes in average selling prices from period to period will be impacted by changes in actual prices and these other factors.

	Three months ended March 31,
	2006	% of Total Net Sales	2007	% of Total Net Sales
	(In millions, except product shipment data)

Net sales:
Melted products	$47.2	17%	$59.1	17%
Mill products	205.1	71%	250.0	73%
Other products	34.6	12%	32.6	10%

Total net sales	286.9	100%	341.7	100%

Cost of sales	(178.6)	62%	(208.3)	61%

Gross margin	108.3	38%	133.4	39%

Selling, general, administrative and development expense	(15.3)	5%	(17.3)	5%
Other income, net	2.1	-	0.1	-

Operating income	$95.1	33%	$116.2	34%

Melted product shipments:
Volume (metric tons)	1,460		1,330
Average selling price (per kilogram)	$32.35		$44.45

Mill product shipments:
Volume (metric tons)	3,675		3,720
Average selling price (per kilogram)	$55.80		$67.20

Net sales. We experienced significant sales growth during the first quarter of 2007 compared to the first quarter of 2006, as net sales increased 19% to $341.7 million. We, and the industry as a whole, have benefited significantly from continued strong demand for titanium across all major industry market sectors that has driven melted and mill titanium prices to record levels. As a result of these market factors, average selling prices for melted and mill products increased 37% and 20%, respectively, in the first quarter of 2007 compared to the same period in 2006. While our combined volume of melted and mill product shipments during the first quarter of 2007 approximated the prior year volumes, market demands resulted in a shift of our product mix toward an increased level of mill products, including a higher mix of aerospace plate and sheet products which require additional processing and resources as compared to melted products, but which also command higher sales prices.

Cost of sales. Our cost of sales increased $29.7 million, or 17%, in the first quarter of 2007 as compared to the first quarter of 2006 due to an increase in certain raw material costs, including titanium sponge, and higher production costs associated with our shift in product mix to a greater percentage of mill products, including a higher mix of aerospace plate and sheet products. The higher cost of sponge in 2007 is partially due to our utilization in the first quarter of 2006 of lower-cost sponge previously purchased from the U.S. Defense Logistics Agency (“DLA”) stockpile. Our cost of sales was favorably impacted by our increased production levels, as our overall plant operating rates improved to 95% in the first quarter of 2007 compared to 88% in the first quarter of 2006. Despite the increased cost associated with our higher raw material and production costs, cost of sales as a percentage of sales decreased slightly, as the favorable effect of higher average selling prices and our improved plant operating rates more than offset the effect of higher raw material and production costs.

Gross margin. During the first quarter of 2007, our gross margin increased 23% to $133.4 million as compared to the same period in 2006. Our gross margin percentage increased from 38% in the first quarter of 2006 to 39% in the first quarter of 2007. Our improved profitability was generally driven by the increase in sales prices for our products and improved plant operating rates, which more than offset the effect of our increased raw material and production costs.

Operating income. Our operating income for the first quarter of 2007 increased 22% to $116.2 million compared to the same period in 2006, and our operating income percentage increased from 33% in the first quarter of 2006 to 34% in the first quarter of 2007. The increase in operating income is driven primarily by an increase in gross margin which is somewhat offset by increases in selling, general, administrative and development expense associated with the expansion of our business and a decrease in other operating income as a result of the December 2006 sale of our interest in VALTIMET SAS, which had contributed $2.3 million of equity in earnings to other operating income during the first quarter of 2006.

Income taxes. We incurred income tax expense of $33.2 million in the first quarter of 2006 compared to $36.4 million in the first quarter of 2007. We operate in several tax jurisdictions and, as a result, the geographic mix of our pre-tax income or loss can impact our overall effective tax rate. Our effective income tax rate for the first quarter of 2006 did not vary significantly from the U.S. statutory rate. Our effective income tax rate for the first quarter of 2007 was lower than the U.S. statutory rate primarily due to a change in the mix of our pre-tax earnings, with a higher percentage of earnings in lower tax rate jurisdictions in 2007. We currently expect that our effective tax rate for the remainder of 2007 will continue to be lower than our effective tax rate for the comparable 2006 periods. See Note 8 to the Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense.

European operations

We have substantial operations located in the United Kingdom, France and Italy. Approximately 36% of our sales originated in Europe for the three months ended March 31, 2007, of which approximately 56% were denominated in the British pound sterling or the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for our European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of our European subsidiaries are those of their respective countries, and the European subsidiaries are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of our European operations may be in U.S. dollars or in functional currencies. Our export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations.

We do not use currency contracts to hedge our currency exposures. At March 31, 2007, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $98.7 million and $66.9 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable and accounts payable.

Outlook

We achieved record quarterly levels for net sales and operating income in the first quarter of 2007. These strong operating results were largely driven by increased demand in all market sectors (commercial aerospace, industrial, military and other emerging markets), as well as cost efficiency benefits from improved production levels. The current and long term outlook for continued strength in demand also contributed to improved selling prices for both melted and mill products. Our backlog at March 31, 2007 was $1.0 billion, compared to $1.1 billion at December 31, 2006. During the last four years our net sales have grown at an annual growth rate of 36%, and our production levels reached 95% of practical capacity during the first quarter of 2007. With our plant production levels near practical capacity, our ability to grow net sales by additional volume will be somewhat limited until our planned and future capacity expansion projects become operational. We have initiated several strategic capital improvement projects at new and existing facilities that will add capacity to capitalize on the anticipated increase in demand including:

•
In May 2005, we announced our plans to expand our existing titanium sponge facility in Henderson, Nevada. This expansion will provide the capacity to produce an additional 4,000 metric tons of sponge annually, an increase of approximately 47% over the current sponge production capacity levels at our Nevada facility. The expansion is now completed, and commercial production commenced in April 2007. We expect to be operating at full annual capacity of 12,600 metric tons by the end of the third quarter of 2007.

•
In April 2006, we announced our plans for the expansion of our electron beam cold hearth melt capacity in Morgantown, Pennsylvania. This expansion, which we currently expect to complete by early 2008, will have the capacity to produce up to an additional 8,500 metric tons of melted products, an increase of approximately 54% over the current production capacity levels at our facility.

•
Under our conversion services agreement with Haynes International, Inc., we have access to a dedicated annual rolling capacity of 4,500 metric tons at Haynes’ facility, and we have the option of increasing the output capacity to 9,000 metric tons. This agreement provides us with a long-term secure source for processing flat products, resulting in a significant increase in our existing mill product conversion capabilities which allows us to provide assurance to our customers of our long-term ability to meet their needs.

•
In March 2007, we commenced design and engineering efforts for the construction of a new premium-grade titanium sponge facility. The new facility could initially provide an additional 10,000 to 20,000 metric tons of capacity to be built in phases at a site to be determined during 2007. This additional productive capacity will allow us to maintain the certainty, quality and reliability of supply of this critical raw material for all titanium products. We currently anticipate the new sponge facility will be operational as early as the end of 2009.

         We expect that industry-wide demand trends will continue for the foreseeable future. We currently expect to maintain our overall capacity utilization at approximately 95% of practical capacity for the remainder of 2007. However, practical capacity utilization measures can vary significantly based on product mix. We intend to continue to explore other opportunities to expand our existing production and conversion capacities, through internal expansion and long-term third party arrangements, as well as potential joint ventures and acquisitions. We expect our ongoing expansion projects as well as the other alternatives that we are evaluating to provide a significant increase in existing production capabilities, and we remain committed to our ongoing efforts to capitalize on opportunities to expand our market presence.

Our cost of sales is affected by a number of factors including customer and product mix, material yields, plant operating rates, raw material costs, labor costs and energy costs. Raw material costs, which include sponge, scrap and alloys, represent the largest portion of our manufacturing cost structure. We expect the availability of certain raw materials to remain tight in the near term and improve as announced capacity expansion throughout the industry becomes operational. Consequently, we expect prices for these raw materials to remain relatively high in 2007, and we are unable to predict the extent to which these market driven costs will impact our future results of operations. In addition, we have certain long-term customer agreements that will somewhat limit our ability to pass on all of our increased raw material costs.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated cash flows for the three months ended March 31, 2006 and 2007 are presented below. The following should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

	Three months ended March 31,
	2006	2007
	(In millions)

Cash (used in) provided by:
Operating activities	$9.4	$59.9
Investing activities	(17.5)	(13.3)
Financing activities	2.2	(0.8)

Net cash (used in) provided by operating, investing
and financing activities	$(5.9)	$45.8

Operating activities. Cash flow from operations is considered a primary source of our liquidity. Changes in titanium pricing, production volume and customer demand, among other things, could significantly affect our liquidity. The increase in cash provided by operating activities was driven by the increase in net income, which increased from $58.9 million in the first three months of 2006 to $76.4 million in the first three months of 2007.

Cash provided by operating activities was $9.4 million for the first three months of 2006 compared to $59.9 million for the first three months of 2007. The $50.5 million increase was due primarily to the net effects of the following items:

•	higher operating income of $21.1 million in 2007;

•	lower net cash used by changes in receivables, inventories, payables and accrued liabilities of $39.6 million in 2007 in response to changing working capital requirements; and

•	higher net cash paid for income taxes in 2007 of $13.7 million due to the utilization of the remainder of our U.S. net operating loss carryforward in 2006.

Investing activities. Cash flows used in our investing activities changed from $17.5 million in the first three months of 2006 to $13.3 million in 2007 due to capital expenditures. Both 2006 and 2007 amounts include expenditures related to our sponge plant expansion in Henderson, Nevada, which commenced commercial production in April 2007, and our new electron beam cold hearth melt furnace at our facility in Morgantown, Pennsylvania, which we expect to complete by early 2008.

Financing activities. We had net repayments of $2.7 million in the first three months of 2006 under our U.S. and U.K. bank credit facilities compared to no debt activity during the first quarter of 2007. Other significant items included in our cash flows from financing activities included:

•	dividends paid on our Series A Preferred Stock of $2.2 million in the first quarter of 2006 compared to $1.4 million in the first quarter of 2007 and

•	proceeds from the issuance of our common stock upon exercise of stock options of $7.9 million in the first quarter of 2006 and $0.4 million in the first quarter of 2007.

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

At March 31, 2007, we had credit available under existing U.S. and European credit facilities of $229.0 million, and we had an aggregate of $75.6 million of cash and cash equivalents. Our U.S. credit facility matures in February 2011, and our U.K. credit facility matures in April 2008. Based upon our expectations of our operating performance, anticipated demands on our cash resources, borrowing availability under our existing credit facilities and anticipated borrowing availability after the maturity of these credit facilities, we expect to have sufficient liquidity to meet our short-term obligations (defined as the next twelve-month period) and our long-term obligations, including our planned capacity expansion projects, some of which are discussed below. If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures. We intend to invest a total of approximately $150 million to $200 million for capital expenditures during 2007, primarily for improvements and upgrades to existing productive capacity, including expansions of existing sponge and melting capacity, building new sponge capacity and other additions of plant machinery and equipment. We have spent $13.3 million on capital expenditures as of March 31, 2007.

In May 2005, we announced our plans to expand our existing titanium sponge facility in Nevada. This expansion, which became operational in April 2007, will provide the capacity to produce an additional 4,000 metric tons of sponge annually, an increase of approximately 47% over the current sponge production capacity levels at our Nevada facility.

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

As previously discussed, in March 2007, we announced our plans for the construction of a new premium grade titanium sponge facility. The planning and pre-construction phases of the project will ramp up over the course of the next several quarters, and construction is expected to commence by the end of 2007.

We continue to evaluate additional opportunities to expand our production capacity including capital projects, acquisitions or other investments which, if consummated, would be funded by our cash reserves or by borrowings under our U.S. or European credit facilities.

Contractual commitments. Other than fixed asset and raw material purchase orders entered into in the normal course of business, there have been no material changes to our contractual commitments discussed in our 2006 Annual Report.

Off-balance sheet arrangements. Other than letters of credit and operating leases entered into in the normal course of business, there have been no material changes to our off-balance sheet arrangements discussed in our 2006 Annual Report.

Recent accounting pronouncements. See Note 1 to Condensed Consolidated Financial Statements.

Critical accounting policies. For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our 2006 Annual Report. There have been no changes in our critical accounting policies during the first three months of 2007.

Affiliate transactions. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (i) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties, and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. We continuously consider, review and evaluate such transactions, and understand that Contran and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including foreign currency exchange rates, commodity prices and security prices. There have been no material changes in these market risks since we filed our 2006 Annual Report, and we refer you to the report for a complete description of these risks.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Steven L. Watson, our Chief Executive Officer, and Bobby D. O’Brien, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of March 31, 2007.

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

Changes in internal control over financial reporting. There has been no change to our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to Note 9 of the Condensed Consolidated Financial Statements and to our 2006 Annual Report for descriptions of certain previously reported legal proceedings.

Item 1A. RISK FACTORS

There have been no material changes in the first quarter of 2007 with respect to our risk factors presented in Item 1A. in our 2006 Annual Report on Form 10-K.

Item 6. EXHIBITS

10.1**	Agreement for the Purchase and Supply of Materials between Titanium Metals Corporation and certain subsidiaries and Rolls-Royce plc and certain subsidiaries effective January 1, 2007

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

TITANIUM METALS CORPORATION

Date: May 7, 2007	By	/s/ Bobby D. O’Brien
Bobby D. O’Brien
Executive Vice President and Chief Financial Officer

Date: May 7, 2007	By	/s/ Scott E. Sullivan
Scott E. Sullivan
Vice President and Controller Principal Accounting Officer