Form 10-Q
period 2007-08-07
TITANIUM METALS CORP
filed 2007-08-07
CIK 1011657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14368

Titanium Metals Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-5630895
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (972) 233-1700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated” filer in Rule 12b-2 of the Exchange Act.

☑Large accelerated filer                                                     ☐ Accelerated filer                                                ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes o No ☑

    Number of shares of common stock outstanding on August 1, 2007: 162,190,755

TITANIUM METALS CORPORATION

INDEX

		Page
		Number

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets –
	December 31, 2006; June 30, 2007 (unaudited)	2

	Condensed Consolidated Statements of Income –
	Three and six months ended June 30, 2006 and 2007 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows –
	Six months ended June 30, 2006 and 2007 (unaudited)	5

	Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income –
	Six months ended June 30, 2007 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 6.	Exhibits	25

Items 2, 3 and 5 of Part II are omitted because there is no information to report.

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,	June 30,
ASSETS	2006	2007
		(unaudited)
Current assets:
Cash and cash equivalents	$29.4	$44.0
Accounts and other receivables, less allowance of $1.4 and $1.8, respectively	213.0	243.1
Inventories	501.5	546.4
Refundable income taxes	-	2.3
Prepaid expenses and other	4.6	4.4
Deferred income taxes	9.1	8.9

Total current assets	757.6	849.1

Marketable securities	56.8	52.2
Property and equipment, net	329.8	344.4
Pension asset	17.9	20.1
Deferred income taxes	3.5	0.1
Prepaid expenses and other	51.3	49.9

Total assets	$1,216.9	$1,315.8

        See accompanying Notes to Condensed Consolidated Financial Statements.

Index

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In millions)

	December 31,	June 30,
LIABILITIES, MINORITY INTEREST AND	2006	2007
STOCKHOLDERS’ EQUITY		(unaudited)

Current liabilities:
Accounts payable	$87.8	$67.7
Accrued liabilities	82.0	67.6
Customer advances	18.7	15.6
Income taxes payable	22.0	6.1
Deferred income taxes	0.6	0.6

Total current liabilities	211.1	157.6

Accrued OPEB cost	28.0	28.6
Accrued pension cost	52.2	51.4
Deferred income taxes	17.8	15.2
Other	7.6	10.1

Total liabilities	316.7	262.9

Minority interest	21.3	19.7

Stockholders’ equity:
Series A Preferred Stock	75.0	73.4
Common stock	1.6	1.6
Additional paid-in capital	484.4	487.6
Retained earnings	340.3	491.5
Accumulated other comprehensive loss	(22.4)	(20.9)

Total stockholders’ equity	878.9	1,033.2

Total liabilities, minority interest and stockholders’ equity	$1,216.9	$1,315.8

Commitments and contingencies (Note 9)

        See accompanying Notes to Condensed Consolidated Financial Statements.

Index

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (In millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
		(unaudited)

Net sales	$300.9	$341.2	$587.8	$682.9
Cost of sales	194.6	205.7	373.2	414.0

Gross margin	106.3	135.5	214.6	268.9

Selling, general, administrative and development expense	17.4	17.7	32.6	35.0
Other income, net	4.7	0.2	6.7	0.3

Operating income	93.6	118.0	188.7	234.2

Other non-operating (expense) income, net	(2.3)	0.4	(3.0)	0.2

Income before income taxes and minority interest	91.3	118.4	185.7	234.4

Provision for income taxes	32.8	37.9	66.1	74.3
Minority interest in after-tax earnings	2.3	2.8	4.6	5.9

Net income	56.2	77.7	115.0	154.2

Dividends on Series A Preferred Stock	1.9	1.4	3.9	2.8

Net income attributable to common stockholders	$54.3	$76.3	$111.1	$151.4

Earnings per share attributable to common stockholders:
Basic	$0.36	$0.47	$0.75	$0.94
Diluted	$0.31	$0.42	$0.63	$0.84

Weighted average shares outstanding:
Basic	152.1	162.1	149.0	161.9
Diluted	184.1	184.3	183.7	184.3

        See accompanying Notes to Condensed Consolidated Financial Statements.

Index

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six months ended June 30,
	2006	2007
	(unaudited)
Cash flows from operating activities:
Net income	$115.0	$154.2
Depreciation and amortization	16.8	19.2
Equity in earnings of joint ventures, net of distributions	(5.2)	0.1
Deferred income taxes	8.7	2.5
Excess tax benefit of stock option exercises	(9.6)	(0.8)
Minority interest	4.6	5.9
Other, net	0.1	1.4
Change in assets and liabilities:
Receivables	(49.4)	(27.8)
Inventories	(63.2)	(41.3)
Accounts payable and accrued liabilities	0.8	(34.3)
Income taxes	6.7	(17.6)
Other, net	(2.4)	(4.2)
Net cash provided by operating activities	22.9	57.3

Cash flows from investing activities:
Capital expenditures	(34.9)	(33.9)
Other, net	(0.7)	-
Net cash used in investing activities	(35.6)	(33.9)

Cash flows from financing activities:
Indebtedness:
Borrowings	330.5	-
Repayments	(334.7)	-
Dividends paid on Series A Preferred Stock	(4.3)	(2.8)
Dividends paid to minority shareholder	(3.0)	(8.1)
Issuance of common stock	10.6	0.8
Excess tax benefit of stock option exercises	9.6	0.8
Other, net	(0.7)	-
Net cash provided by (used in) financing activities	8.0	(9.3)

Net cash (used in) provided by operating, investing and financing activities	(4.7)	14.1
Effect of exchange rate changes on cash	0.9	0.5
	(3.8)	14.6
Cash and cash equivalents at beginning of period	17.6	29.4

Cash and cash equivalents at end of period	$13.8	$44.0

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$1.1	$1.5
Income taxes, net	$50.5	$88.9

        See accompanying Notes to Condensed Consolidated Financial Statements.

Index

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(In millions)

	Series A Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Comprehensive Income
	(unaudited)

Balance at January 1, 2007	$75.0	$1.6	$484.4	$340.3	$(22.4)	$878.9
Net income	-	-	-	154.2	-	154.2	$154.2
Other comprehensive income	-	-	-	-	1.5	1.5	1.5
Issuance of common stock	-	-	0.8	-	-	0.8	-
Conversion of Series A Preferred Stock	(1.6)	-	1.6	-	-	-	-
Tax benefit of stock options exercised	-	-	0.8	-	-	0.8	-
Dividends declared on Series A Preferred Stock	-	-	-	(2.8)	-	(2.8)	-
Change in Accounting - FIN 48	-	-	-	(0.2)	-	(0.2)	-

Balance at June 30, 2007	$73.4	$1.6	$487.6	$491.5	$(20.9)	$1,033.2

Comprehensive income							$155.7

        See accompanying Notes to Condensed Consolidated Financial Statements.

Index

        TITANIUM METALS CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        JUNE 30, 2007
        (Unaudited)

Note 1 – Basis of presentation and organization

Basis of presentation.  The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006 that we filed with the Securities and Exchange Commission (“SEC”) on February 28, 2007 (“2006 Annual Report”), except as disclosed below.  They include the accounts of Titanium Metals Corporation and its majority owned subsidiaries (collectively referred to as “TIMET”).  Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to TIMET and its subsidiaries, taken as a whole.  All material intercompany transactions and balances with consolidated subsidiaries have been eliminated.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2006 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have condensed or omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2006) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  Our results of operations for the interim period ended June 30, 2007 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2006 Consolidated Financial Statements contained in our 2006 Annual Report.  Our first three fiscal quarters reported are the approximate 13-week periods ending on the Saturday generally nearest to March 31, June 30 and September 30.  Our fourth fiscal quarter and fiscal year always end on December 31.  For presentation purposes, our financial statements and the accompanying notes have been presented as ended on March 31, June 30, September 30 and December 31, as applicable.

Organization.  At June 30, 2007, Contran Corporation and its subsidiaries held 32.5% of our outstanding common stock, and the Combined Master Retirement Trust (“CMRT”), a trust sponsored by Contran to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Contran and certain related companies, held an additional 9.5% of our common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons.  In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT.  At June 30, 2007, Mr. Simmons directly owned 3.1% of our outstanding common stock and Mr. Simmons’ spouse owned 93.9% of our outstanding Series A Preferred Stock and a nominal number of shares of our common stock.  Consequently, Mr. Simmons may be deemed to control each of Contran and us.

Index

Recent accounting pronouncements.  On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertain Tax Positions.  FIN 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves.  Among other things, FIN 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.  FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  We are required to classify any future reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.  Our adoption of FIN 48 did not have a material impact on our consolidated financial position or results of operations.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued at June 30, 2007 was not material, and at January 1, 2007, we had no accrued interest and penalties for our uncertain tax positions.

At June 30, 2007 we had approximately $2.7 million accrued for uncertain tax positions, which did not change significantly from the January 1, 2007 accrual.  Of this amount, $2.0 million was reclassified from deferred income tax liabilities (where we classified such reserve before we adopted FIN 48), $0.5 million was provided for during the first six months of 2007 which is included in our provision for income taxes and the remainder was accounted for as a reduction in our retained earnings in accordance with the transition provisions of the new standard.  We have an immaterial reserve for uncertain tax positions at June 30, 2007 that, if recognized, would affect our effective income tax rate.  We do not currently believe that our unrecognized tax benefits will change significantly within the next twelve months.

We file income tax returns in various U.S. federal, state and local jurisdictions.  We also file income tax returns in various foreign jurisdictions, principally in the United Kingdom, Italy, France and Germany.  Our domestic income tax returns prior to 2003 are generally considered closed to examination by applicable tax authorities.  Our foreign income tax returns are generally considered closed to examination for years prior to 2000 for the United Kingdom, 2002 for Italy, 2003 for France and 2002 for Germany.

Note 2 – Inventories

	December 31, 2006	June 30, 2007
	(In millions)

Raw materials	$134.0	$128.3
Work-in-process	239.4	268.7
Finished products	90.3	105.8
Inventory consigned to customers	20.1	23.3
Supplies	17.7	20.3

Total inventories	$501.5	$546.4

Index

Note 3 – Marketable securities

    Our marketable securities consist of investments in related parties.  CompX International, Inc., NL Industries, Inc. and Kronos Worldwide, Inc. are each majority owned subsidiaries of Contran.  The aggregate cost basis of our marketable securities was $36.9 million at December 31, 2006 and June 30, 2007.  The following table summarizes the market value of our marketable securities:

	December 31, 2006	June 30, 2007
	(In millions)

CompX	$54.3	$49.9
NL	2.3	2.2
Kronos	0.2	0.1

Total marketable securities	$56.8	$52.2

Note 4 – Property and equipment

	December 31, 2006	June 30, 2007
	(In millions)

Land and improvements	$9.3	$11.2
Buildings and improvements	41.6	55.7
Information technology systems	66.0	66.9
Manufacturing equipment and other	376.2	433.6
Construction in progress	103.4	61.6

Total property and equipment	596.5	629.0

Less accumulated depreciation	266.7	284.6

Total property and equipment, net	$329.8	$344.4

Note 5 – Prepaid expenses and other noncurrent assets

	December 31, 2006	June 30, 2007
	(In millions)

Prepaid conversion services	$49.7	$48.4
Other	1.6	1.5

Total prepaid expenses and other noncurrent assets	$51.3	$49.9

Index

Note 6 – Accrued liabilities

	December 31, 2006	June 30, 2007
	(In millions)

Employee related	$46.4	$33.7
Deferred revenue	6.9	6.8
Scrap purchases	8.9	5.6
Taxes, other than income	6.7	8.7
Other	13.1	12.8

Total accrued liabilities	$82.0	$67.6

Note 7 – Employee benefits

Defined benefit pension plans.  The components of the net periodic pension expense are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(In millions)

Service cost	$1.1	$1.3	$2.2	$2.7
Interest cost	3.4	4.2	6.8	8.3
Expected return on plan assets	(4.5)	(5.4)	(9.0)	(10.8)
Amortization of net losses	0.8	0.9	1.6	1.7
Amortization of prior service cost	0.1	0.1	0.3	0.2

Total pension expense	$0.9	$1.1	$1.9	$2.1

      Postretirement benefits other than pensions (“OPEB”).  The components of net OPEB expense are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(In millions)

Service cost	$0.2	$0.3	$0.4	$0.5
Interest cost	0.5	0.4	0.9	0.9
Amortization of net losses	(0.1)	(0.1)	0.1	(0.2)
Amortization of prior service cost	0.5	0.2	0.4	0.4

Total OPEB expense	$1.1	$0.8	$1.8	$1.6

Index

Note 8 – Income taxes

	Six months ended June 30,
	2006	2007
	(In millions)

Expected income tax expense, at 35%	$65.0	$82.0
Non-U.S. tax rates	(0.9)	(1.7)
U.S. state income taxes, net	3.2	4.1
Nontaxable income	(0.2)	(6.3)
Domestic manufacturing credit	(1.0)	(3.3)
Other, net	-	(0.5)

Provision for income taxes	$66.1	$74.3

Note 9 – Commitments and contingencies

    Environmental matters.  We are continuing assessment work with respect to our plant site in Henderson, Nevada.  As of June 30, 2007, we have $2.0 million accrued which represents our current estimate of the probable costs of the remediation expected to be required at the site under the current order with the state department of environmental protection.  We expect these accrued expenses to be paid over the remediation period of up to thirty years.  We estimate the upper end of the range of reasonably possible costs related to this matter, including the current accrual, to be approximately $4.1 million.

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

    Legal proceedings.  From time to time, we are involved in various employment, environmental, contractual, intellectual property, product liability, general liability and other claims, disputes and litigation incidental to our operations.  In certain instances, we have insurance coverage for these items to eliminate or reduce our risk of loss (other than standard deductibles, which are generally $1 million or less).  We currently believe that the outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or liquidity beyond any accruals for which we have already provided.  However, all such matters are subject to inherent uncertainties, and were an unfavorable outcome to occur with respect to several of these matters in a given period, it is possible that it could have a material adverse impact on our results of operations or cash flows in that particular period.

Index

Note 10 – Earnings per share

    Basic earnings per share is based on the weighted average number of unrestricted common shares outstanding during each period.  Diluted earnings per share attributable to common stockholders reflects the dilutive effect of common stock options and the assumed conversion of our Series A Preferred Stock, if applicable.  A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(In millions)
Numerator:
Net income attributable to common stockholders	$54.3	$76.3	$111.1	$151.4
Dividends on Series A Preferred Stock	1.9	1.4	3.9	2.8

Diluted net income attributable to common stockholders	$56.2	$77.7	$115.0	$154.2

Denominator:
Average common shares outstanding	152.1	162.1	149.0	161.9
Average dilutive stock options	0.3	0.1	0.5	0.1
Series A Preferred Stock	31.7	22.1	34.1	22.3
Other	-	-	0.1	-

Diluted shares	184.1	184.3	183.7	184.3

Index

Note 11 – Business segment information

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

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(In millions, except product shipment data)
Titanium melted and mill products:
Melted product net sales	$59.3	$55.3	$106.4	$114.4
Mill product net sales	207.2	250.4	412.1	497.4
Other product sales	34.4	35.5	69.3	71.1

Total net sales	$300.9	$341.2	$587.8	$682.9

Melted product shipments:
Volume (metric tons)	1,550	1,310	3,005	2,640
Average selling price (per kilogram)	$38.25	$42.20	$35.40	$43.35

Mill product shipments:
Volume (metric tons)	3,750	3,595	7,425	7,315
Average selling price (per kilogram)	$55.25	$69.65	$55.50	$68.00

Index

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
Index

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2007 compared to quarter ended June 30, 2006

Summarized financial information.  The following table summarizes certain information regarding our results of operations for the three months ended June 30, 2006 and 2007.  Our reported average selling prices are a reflection of actual selling prices we received after the effects of currency exchange rates, customer and product mix, and other related factors realized throughout the periods presented.  Consequently, changes in average selling prices from period to period will be impacted by changes in actual prices and these other factors.

	Three months ended June 30,
	2006	% of Total Net Sales	2007	% of Total Net Sales
	(In millions, except product shipment data)
Net sales:
Melted products	$59.3	20%	$55.3	16%
Mill products	207.2	69%	250.4	74%
Other products	34.4	11%	35.5	10%

Total net sales	300.9	100%	341.2	100%

Cost of sales	(194.6)	65%	(205.7)	60%

Gross margin	106.3	35%	135.5	40%

Selling, general, administrative and development expense	(17.4)	6%	(17.7)	5%
Other income, net	4.7	2%	0.2	-

Operating income	$93.6	31%	$118.0	35%

Melted product shipments:
Volume (metric tons)	1,550		1,310
Average selling price (per kilogram)	$38.25		$42.20

Mill product shipments:
Volume (metric tons)	3,750		3,595
Average selling price (per kilogram)	$55.25		$69.65

Index

Net sales.  We experienced significant sales growth during the second quarter of 2007 compared to the second quarter of 2006, as net sales increased 13% to $341.2 million.  Overall industry fundamentals and outlook continue to support a long-term favorable trend in demand for titanium across all major industry market sectors which has favorably impacted melted and mill titanium prices.  As a result of these market factors, average selling prices for melted and mill products increased 10% and 26%, respectively, in the second quarter of 2007 compared to the same period in 2006.  Current trends in market demands have also resulted in a shift of our product mix toward an increased proportion of mill products, including a higher mix of aerospace plate and sheet products, which require additional processing and resources as compared to melted products, but which also command higher sales prices.  While volumes of melted and mill products declined somewhat compared to the same period of the prior year due primarily to the near-term effects of production delays with certain commercial aircraft and other adjustments to build-out schedules of certain customers, increased pricing on our products and a favorable shift in product mix more than offset the effects of the decline in aggregate sales volume.

Cost of sales.  Our cost of sales increased $11.1 million, or 6%, in the second quarter of 2007 as compared to the second quarter of 2006 due to an increase in certain raw material costs, including titanium sponge, and higher production costs associated with our shift in product mix to a greater percentage of mill products, including a higher mix of aerospace plate and sheet products.  The higher cost of sponge in 2007 is partially due to our final utilization in the second quarter of 2006 of lower-cost sponge previously purchased from the U.S. Defense Logistics Agency (“DLA”) stockpile.

Gross margin.  During the second quarter of 2007, our gross margin increased 27% to $135.5 million as compared to the same period in 2006.  Our gross margin percentage increased from 35% in the second quarter of 2006 to 40% in the second quarter of 2007.  Despite the cost of sales increases associated with our higher raw material and production costs, our gross margin percentage improved by 5 percentage points as the favorable effect of higher average selling prices and our favorable change in product mix more than offset the effect of the higher costs.

Operating income.  Our operating income for the second quarter of 2007 increased 26% to $118.0 million compared to the same period in 2006, and our operating income percentage increased from 31% in the second quarter of 2006 to 35% in the second quarter of 2007.  The increase in operating income is driven primarily by an increase in gross margin, but the operating income comparison is also impacted by a reduction in other income in 2007, due primarily to $4.1 million of equity in earnings we recognized in the second quarter of 2006 from our VALTIMET joint venture that was sold in December 2006.

Income taxes. We incurred income tax expense of $32.8 million in the second quarter of 2006 and $37.9 million in the second quarter of 2007.  We operate in several tax jurisdictions and, as a result, the geographic mix of our pre-tax income or loss can impact our overall effective tax rate.  Our effective income tax rate for the second quarter of 2006 did not vary significantly from the U.S. statutory rate.  Our effective income tax rate for the second quarter of 2007 was lower than the U.S. statutory rate primarily due to a change in the mix of our pre-tax earnings, with a higher percentage of earnings in lower tax rate jurisdictions in 2007 primarily as a result of the implementation of an internal corporate reorganization in 2007.  We currently expect that our effective tax rate for the remainder of 2007 will continue to be lower than our effective tax rate for the comparable 2006 periods.  See Note 8 to the Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense for the six months ended June 30, 2007.
Index

First six months of 2007 compared to first six months of 2006

Summarized financial information.  The following table summarizes certain information regarding our results of operations for the six months ended June 30, 2006 and 2007.  Our reported average selling prices are a reflection of actual selling prices we received after the effects of currency exchange rates, customer and product mix, and other related factors realized throughout the periods presented.  Consequently, changes in average selling prices from period to period will be impacted by changes in actual prices and these other factors.

	Six months ended June 30,
	2006	% of Total Net Sales	2007	% of Total Net Sales
	(In millions, except product shipment data)
Net sales:
Melted products	$106.4	18%	$114.4	17%
Mill products	412.1	70%	497.4	73%
Other products	69.3	12%	71.1	10%

Total net sales	587.8	100%	682.9	100%

Cost of sales	(373.2)	63%	(414.0)	61%

Gross margin	214.6	37%	268.9	39%

Selling, general, administrative and development expense	(32.6)	6%	(35.0)	5%
Other income, net	6.7	1%	0.3	-

Operating income	$188.7	32%	$234.2	34%

Melted product shipments:
Volume (metric tons)	3,005		2,640
Average selling price (per kilogram)	$35.40		$43.35

Mill product shipments:
Volume (metric tons)	7,425		7,315
Average selling price (per kilogram)	$55.50		$68.00

Net sales.  We experienced significant sales growth during the first six months of 2007 compared to the first six months of 2006, as net sales increased 16% to $682.9 million.  Overall industry fundamentals and outlook continue to support a long-term favorable trend in demand for titanium across all major industry market sectors which has favorably impacted melted and mill titanium prices.  As a result of these market factors, average selling prices for melted and mill products increased 22% and 23%, respectively, in the first six months of 2007 compared to the same period in 2006.  Current trends in market demands have also resulted in a shift of our product mix toward an increased proportion of mill products, including a higher mix of aerospace plate and sheet products, which require additional processing and resources as compared to melted products, but which also command higher sales prices.  While volumes of melted and mill products declined somewhat compared to the same period of the prior year due primarily to the near-term effects of production delays with certain commercial aircraft and other adjustments to build-out schedules of certain customers, increased pricing on our products and a favorable shift in product mix more than offset the effects of the decline in aggregate sales volume.
Index

Cost of sales.  Our cost of sales increased $40.8 million, or 11%, in the first six months of 2007 as compared to the first six months of 2006 due to an increase in certain raw material costs, including titanium sponge, and higher production costs associated with our shift in product mix to a greater percentage of mill products, including a higher mix of aerospace plate and sheet products.  The higher cost of sponge in 2007 is partially due to our final utilization in the first six months of 2006 of lower-cost sponge previously purchased from the DLA stockpile.

Gross margin.  During the first six months of 2007, our gross margin increased 25% to $268.9 million as compared to the same period in 2006.  Our gross margin percentage increased from 37% in the first six months of 2006 to 39% in the first six months of 2007.  Despite the increases associated with our higher raw material and production costs, our gross margin percentage improved slightly as the favorable effect of higher average selling prices and our favorable change in product mix more than offset the effect of the higher costs.

Operating income.  Our operating income for the first six months of 2007 increased 24% to $234.2 million compared to the same period in 2006, and our operating income percentage increased from 32% in the first six months of 2006 to 34% in the first six months of 2007.  The increase in operating income is driven primarily by an increase in gross margin, which was somewhat offset by increases in selling, general, administrative and development expense associated with the expansion of our business and a reduction in other income in 2007, due primarily to $6.3 million of equity in earnings we recognized in the first six months of 2006 from our VALTIMET joint venture that was sold in December 2006.

Income taxes. We incurred income tax expense of $66.1 million in the first six months of 2006 and $74.3 million in the first six months of 2007.  We operate in several tax jurisdictions and, as a result, the geographic mix of our pre-tax income or loss can impact our overall effective tax rate.  Our effective income tax rate for the first six months of 2006 did not vary significantly from the U.S. statutory rate.  Our effective income tax rate for the first six months of 2007 was lower than the U.S. statutory rate primarily due to a change in the mix of our pre-tax earnings, with a higher percentage of earnings in lower tax rate jurisdictions in 2007 primarily as a result of the implementation of an internal corporate reorganization in 2007.  We currently expect that our effective tax rate for the remainder of 2007 will continue to be lower than our effective tax rate for the comparable 2006 periods.  See Note 8 to the Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense.

European operations

We have substantial operations located in the United Kingdom, France and Italy.  Approximately 36% of our sales originated in Europe for the six months ended June 30, 2007, of which approximately 50% were denominated in the British pound sterling or the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for our European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of our European subsidiaries are those of their respective countries, and the European subsidiaries are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of our European operations may be in U.S. dollars or in functional currencies. Our export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations.

We do not use currency contracts to hedge our currency exposures.  At June 30, 2007, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $130.8 million and $79.7 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable and accounts payable.
Index

Outlook

We achieved record levels for net sales and operating income in the first six months of 2007, reflecting the strong demand for titanium across all major industry sectors (commercial aerospace, industrial, military and other emerging markets).  These strong operating results were largely driven by improved selling prices for both melted and mill products, as well as favorable changes in product mix.  Our backlog at June 30, 2007 was $1.0 billion, compared to $1.0 billion at March 31, 2007 and $0.9 billion at June 30, 2006.  With our plant production levels near practical capacity, our ability to grow net sales by additional volume will be somewhat limited until our planned and future capacity expansion projects become operational.  We have initiated several strategic capital improvement projects at new and existing facilities that will add capacity to capitalize on the favorable long-term demand outlook, including:

•
In April 2007, we completed the expansion of our existing titanium sponge facility in Henderson, Nevada and commenced commercial production.  This expansion, when operating at full capacity, will produce an additional 4,000 metric tons of sponge annually, an increase of approximately 47% over the previous sponge capacity levels at our Nevada facility.  We expect to be operating at full annual capacity of 12,600 metric tons by the end of the third quarter of 2007.

•
We are in the process of expanding our global melt capacity.  We currently expect to complete an 8,500 metric ton expansion of our electron beam cold hearth (“EB”) melt capacity in Morgantown, Pennsylvania by early 2008.  We also commenced efforts to add a similar EB furnace at the same facility in Morgantown, Pennsylvania, scheduled to be completed in the last half of 2009.  During 2007 we have also commenced construction of additional vacuum arc remelt (“VAR”) capacity additions at our Witton, Morgantown and Savoie locations, all of which are expected to be completed by the end of the second quarter of 2008.  Upon completion, these melt capacity additions will increase our EB melt capacity by approximately 107% and will increase our VAR capacity by approximately 34%.  As we continue to adjust our long-term business plan in response to industry trends, we will consider more additions to our melt capacity based on our raw material and product mix.

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

•
In March 2007, we commenced design and engineering efforts for the construction of a new premium-grade titanium sponge facility that could provide an additional 10,000 to 20,000 metric tons of capacity and would be built in phases at a site to be determined during 2007.  We currently anticipate that a new sponge facility could be operational within approximately two years of the commencement of construction.  In addition to this potential new sponge facility, we are also exploring other opportunities to increase our supply of raw materials, including titanium sponge and scrap, from third-party sources.

•	We have several additional projects in process, including those intended to provide greater efficiency, which are expected to increase our melted and mill capacity.

Index

We expect industry-wide demand trends to continue for the foreseeable future.  We currently expect our overall capacity utilization to remain high for the remainder of 2007, and we intend to continue to explore other opportunities to expand our existing production and conversion capacities through internal expansion and long-term third party arrangements, as well as potential joint ventures and acquisitions.  We expect our ongoing expansion projects as well as the other alternatives that we are evaluating to provide a significant increase in existing production capabilities, and we remain committed to our ongoing efforts to capitalize on opportunities to expand our market presence.

In July 2007, The Airline Monitor, a leading aerospace publication, issued its semi-annual forecast for commercial aircraft deliveries.  Expected aggregate deliveries through 2011 have increased from 5,233 to 5,305 (1,017 of which are twin aisle planes that require a higher percentage of titanium in their airframes, engines and other parts than any other commercial aircraft).  This updated forecast supports our belief that industry-wide demand trends will likely continue for the forseeable future.

Our cost of sales is affected by a number of factors including customer and product mix, material yields, plant operating rates, raw material costs, labor costs and energy costs.  Raw material costs, which include sponge, scrap and alloys, represent the largest portion of our manufacturing cost structure.  As industry-wide capacity expansion projects are expected to become operational during the next few quarters and as anticipated increases in production activity result in increased generation of titanium scrap, we expect the availability of certain of our raw materials will begin to increase in the near term.  We expect this increased availability to result in reduced costs for such raw materials, although we are unable to predict the timing or extent to which the decline in these market-driven costs will occur.  Because certain of our customer agreements contain pricing terms which are indexed to our raw material and other production costs, the favorable effects of any reductions in our raw material costs could be partially offset by lower selling prices under those customer agreements.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated cash flows for the six months ended June 30, 2006 and 2007 are presented below.  The following should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

	Six months ended June 30,
	2006	2007
	(In millions)
Cash (used in) provided by:
Operating activities	$22.9	$57.3
Investing activities	(35.6)	(33.9)
Financing activities	8.0	(9.3)

Net cash (used in) provided by operating, investing and financing activities	$(4.7)	$14.1

Operating activities. Cash flow from operations is considered a primary source of our liquidity.  Changes in titanium pricing, production volume and customer demand, among other things, could significantly affect our liquidity.  Cash provided by operating activities increased $34.4 million from $22.9 million for the first six months of 2006 to $57.3 million for the first six months of 2007.  The net effects of the following significant items contributed to the overall increase in cash provided by operating activities:
Index

•	higher operating income of $50.8 million in 2007 (exclusive of $5.3 million non-cash equity in earnings in 2006 from our VALTIMET joint venture that we sold in December 2006);

•	lower net cash used by changes in receivables, inventories, payables and accrued liabilities of $8.4 million in 2007 in response to changing working capital requirements; and

•
higher net cash paid for income taxes in 2007 (exclusive of our tax benefit related to stock option exercises which was $8.8 million lower in 2007) of $38.4 million due to the utilization of the remainder of our U.S. net operating loss carryforward in 2006 and higher taxable income.

Investing activities.  Cash flows used in our investing activities changed from $35.6 million in the first six months of 2006 to $33.9 million in 2007.  Our aggregate capital expenditures did not change significantly from 2006 to 2007, as a lower level of expenditures in 2007 related to our sponge plant expansion in Henderson, Nevada was offset by a higher level of expenditures in 2007 for our EB melt furnace at our facility in Morgantown, Pennsylvania and other capacity expansion projects initiated in 2007.

Financing activities.  We had net repayments of $4.2 million in the first six months of 2006 under our U.S. and U.K. bank credit facilities compared to no debt activity during the first six months of 2007.  Other significant items included in our cash flows from financing activities included:

•	dividends paid to the minority interest shareholder of our 70%-owned French subsidiary of $3.0 million in the first six months of 2006 compared to $8.1 million in the first six months of 2007; and

•
proceeds from the issuance of our common stock upon exercise of stock options of $10.6 million (and the related tax benefit of $9.6 million) in the first six months of 2006 compared to $0.8 million (and the related tax benefit of $0.8 million) in the first six months of 2007.

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
Index

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

At June 30, 2007, we had credit available under existing U.S. and European credit facilities of $226.3 million, and we had an aggregate of $44.0 million of cash and cash equivalents.  Our U.S. credit facility matures in February 2011, and our U.K. credit facility matures in April 2008.  Based upon our expectations of our operating performance, anticipated demands on our cash resources, borrowing availability under our existing credit facilities and anticipated borrowing capacity after the maturity of these credit facilities, we expect to have sufficient liquidity to meet our short-term obligations (defined as the next twelve-month period) and our long-term obligations, including our planned capacity expansion projects, some of which are discussed below.  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures.  We intend to invest a total of approximately $120 million to $150 million for capital expenditures during 2007, primarily for improvements in and expansion of existing productive capacity.  We have spent $33.9 million on capital expenditures as of June 30, 2007.

We completed the expansion of our titanium sponge facility in Henderson, Nevada, and we commenced commercial production in April 2007.  Additionally, we currently expect to complete the addition of 8,500 metric tons of EB melt capacity by early 2008.

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

Recent accounting pronouncements.  See Note 1 to Condensed Consolidated Financial Statements.

Critical accounting policies.  For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our 2006 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2007.
Index

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

Item 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Steven L. Watson, our Chief Executive Officer, and Bobby D. O’Brien, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2007.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of June 30, 2007.

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

Index

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

Changes in internal control over financial reporting.  There has been no change to our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II. – OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

 Refer to Note 9 of the Condensed Consolidated Financial Statements and to our 2006 Annual Report for descriptions of certain previously reported legal proceedings.

Item 1A.  RISK FACTORS

 There have been no material changes in the first six months of 2007 with respect to our risk factors presented in Item 1A. in our 2006 Annual Report on Form 10-K.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 We held our 2007 Annual Meeting of Shareholders on May 24, 2007.  Keith R. Coogan, Norman N. Green, Glenn R. Simmons, Harold C. Simmons, Thomas P. Stafford, Steven L. Watson and Paul J. Zucconi were elected as directors, each receiving votes “For” their election of at least 97.4 million of the 161.9 million common shares eligible to vote at the Annual Meeting.

 On June 5, 2007, Mr. Green resigned as a director, and on June 11, 2007, Terry N. Worrell was appointed to fill the vacancy by our board of directors.  Our board of directors also appointed Mr. Worrell to the audit committee of the board of directors.

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

Index

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITANIUM METALS CORPORATION

Date: August 7, 2007	By	/s/ Bobby D. O’Brien
Bobby D. O’Brien
Executive Vice President and Chief Financial Officer

Date: August 7, 2007	By	/s/ Scott E. Sullivan
Scott E. Sullivan
Vice President and Controller Principal Accounting Officer

Index