Form 10-Q
period 2007-11-07
TITANIUM METALS CORP
filed 2007-11-07
CIK 1011657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

      ☑Large accelerated filer                                                                      o Accelerated filer                                                o Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes o No ☑

    Number of shares of common stock outstanding on November 1, 2007: 162,190,755

TITANIUM METALS CORPORATION

INDEX

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets–
	December 31, 2006; September 30, 2007 (unaudited)	2

	Condensed Consolidated Statements of Income–
	Three and nine months ended September 30, 2006 and 2007 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows–
	Nine months ended September 30, 2006 and 2007 (unaudited)	5

	Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income–
	Nine months ended September 30, 2007 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 6.	Exhibits	26

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,	September 30,
ASSETS	2006	2007
		(unaudited)
Current assets:
Cash and cash equivalents	$29.4	$78.8
Accounts and other receivables, less allowance of $1.4 and $2.0, respectively	213.0	205.2
Inventories	501.5	570.2
Refundable income taxes	-	12.5
Prepaid expenses and other	4.6	6.9
Deferred income taxes	9.1	9.2

Total current assets	757.6	882.8

Marketable securities	56.8	55.4
Property and equipment, net	329.8	360.8
Pension asset	17.9	21.3
Deferred income taxes	3.5	2.3
Prepaid expenses and other	51.3	59.8

Total assets	$1,216.9	$1,382.4

        See accompanying Notes to Condensed Consolidated Financial Statements.

Index

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In millions)

	December 31,	September 30,
LIABILITIES, MINORITY INTEREST AND	2006	2007
STOCKHOLDERS’ EQUITY		(unaudited)

Current liabilities:
Accounts payable	$87.8	$66.2
Accrued liabilities	82.0	71.9
Customer advances	18.7	17.4
Income taxes payable	22.0	2.1
Deferred income taxes	0.6	1.1

Total current liabilities	211.1	158.7

Accrued OPEB cost	28.0	29.1
Accrued pension cost	52.2	50.7
Deferred income taxes	17.8	17.4
Other	7.6	9.3

Total liabilities	316.7	265.2

Minority interest	21.3	22.1

Stockholders’ equity:
Series A Preferred Stock	75.0	73.4
Common stock	1.6	1.6
Additional paid-in capital	484.4	487.7
Retained earnings	340.3	543.7
Accumulated other comprehensive loss	(22.4)	(11.3)

Total stockholders’ equity	878.9	1,095.1

Total liabilities, minority interest and stockholders’ equity	$1,216.9	$1,382.4

Commitments and contingencies (Note 9)

        See accompanying Notes to Condensed Consolidated Financial Statements.

Index

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (In millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
		(unaudited)

Net sales	$271.8	$297.3	$859.6	$980.3
Cost of sales	174.0	199.3	547.2	613.4

Gross margin	97.8	98.0	312.4	366.9

Selling, general, administrative and development expense	17.2	16.7	49.8	51.7
Other income, net	4.0	-	10.7	0.2

Operating income	84.6	81.3	273.3	315.4

Other non-operating (expense) income, net	(0.2)	0.9	(3.2)	1.2

Income before income taxes and minority interest	84.4	82.2	270.1	316.6

Provision for income taxes	28.6	27.2	94.7	101.5
Minority interest in after-tax earnings	1.6	1.3	6.2	7.3

Net income	54.2	53.7	169.2	207.8

Dividends on Series A Preferred Stock	1.5	1.4	5.4	4.2

Net income attributable to common stockholders	$52.7	$52.3	$163.8	$203.6

Earnings per share attributable tocommonstockholders:
Basic	$0.33	$0.32	$1.07	$1.26
Diluted	$0.29	$0.29	$0.92	$1.13

Weighted average shares outstanding:
Basic	161.1	162.2	152.9	162.0
Diluted	184.2	184.3	183.8	184.3

        See accompanying Notes to Condensed Consolidated Financial Statements.

Index

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine months ended September 30,
	2006	2007
	(unaudited)
Cash flows from operating activities:
Net income	$169.2	$207.8
Depreciation and amortization	25.5	30.1
Equity in earnings of joint ventures, net of distributions	(7.7)	0.1
Deferred income taxes	9.8	1.7
Excess tax benefit of stock option exercises	(10.0)	(0.8)
Minority interest	6.2	7.3
Other, net	0.3	2.6
Change in assets and liabilities:
Receivables	(29.9)	12.2
Inventories	(114.8)	(60.1)
Accounts payable and accrued liabilities	2.7	(32.8)
Income taxes	9.4	(31.7)
Other, net	(3.2)	(6.7)
Net cash provided by operating activities	57.5	129.7

Cash flows from investing activities:
Capital expenditures	(62.4)	(60.6)
Other, net	(0.7)	(10.0)
Net cash used in investing activities	(63.1)	(70.6)

Cash flows from financing activities:
Indebtedness:
Borrowings	505.2	-
Repayments	(502.6)	-
Dividends paid on Series A Preferred Stock	(5.7)	(4.2)
Dividends paid to minority shareholder	(3.0)	(8.1)
Issuance of common stock	10.7	0.9
Excess tax benefit of stock option exercises	10.0	0.8
Other, net	(0.8)	(0.1)
Net cash provided by (used in) financing activities	13.8	(10.7)

Net cash provided by operating, investing and financing activities	8.2	48.4
Effect of exchange rate changes on cash	0.9	1.0
	9.1	49.4
Cash and cash equivalents at beginning of period	17.6	29.4

Cash and cash equivalents at end of period	$26.7	$78.8

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$1.8	$2.2
Income taxes, net	$75.0	$130.7

        See accompanying Notes to Condensed Consolidated Financial Statements.

Index

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(In millions)

	Series A Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Comprehensive Income
	(unaudited)

Balance at January 1, 2007	$75.0	$1.6	$484.4	$340.3	$(22.4)	$878.9
Net income	-	-	-	207.8	-	207.8	$207.8
Other comprehensive income	-	-	-	-	11.1	11.1	11.1
Issuance of common stock	-	-	0.9	-	-	0.9	-
Conversion of Series A Preferred Stock	(1.6)	-	1.6	-	-	-	-
Tax benefit of stock options exercised	-	-	0.8	-	-	0.8	-
Dividends declared on Series A Preferred Stock	-	-	-	(4.2)	-	(4.2)	-
Change in Accounting - FIN 48	-	-	-	(0.2)	-	(0.2)	-

Balance at September 30, 2007	$73.4	$1.6	$487.7	$543.7	$(11.3)	$1,095.1

Comprehensive income							$218.9

        See accompanying Notes to Condensed Consolidated Financial Statements.

Index

        TITANIUM METALS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Note 1 – Basis of presentation and organization

Basis of presentation.  The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006 that we filed with the Securities and Exchange Commission (“SEC”) on February 28, 2007 (“2006 Annual Report”), except as disclosed below.  They include the accounts of Titanium Metals Corporation and its majority owned subsidiaries (collectively referred to as “TIMET”).  Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to TIMET and its subsidiaries, taken as a whole.  All material intercompany transactions and balances with consolidated subsidiaries have been eliminated.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed the Consolidated Balance Sheet at December 31, 2006 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have condensed or omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2006) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  Our results of operations for the interim period ended September 30, 2007 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2006 Consolidated Financial Statements contained in our 2006 Annual Report.  Our first three fiscal quarters reported are the approximate 13-week periods ending on the Saturday generally nearest to March 31, June 30 and September 30.  Our fourth fiscal quarter and fiscal year always end on December 31.  For presentation purposes, our financial statements and the accompanying notes have been presented as ended on March 31, June 30, September 30 and December 31, as applicable.

Organization.  At September 30, 2007, Contran Corporation and its subsidiaries held 32.5% of our outstanding common stock, and the Combined Master Retirement Trust (“CMRT”), a trust sponsored by Contran to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Contran and certain related companies, held an additional 9.5% of our common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons.  In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT.  At September 30, 2007, Mr. Simmons directly owned 3.2% of our outstanding common stock and Mr. Simmons’ spouse owned 94.5% of our outstanding Series A Preferred Stock and a nominal number of shares of our common stock.  Consequently, Mr. Simmons may be deemed to control each of Contran and us.
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

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued at September 30, 2007 was not material, and at January 1, 2007, we had no accrued interest and penalties for our uncertain tax positions.

At September 30, 2007 we had approximately $2.4 million accrued for uncertain tax positions, which did not change significantly from the January 1, 2007 accrual.  Of this amount, $1.5 million was reclassified from deferred income tax liabilities (where we classified such reserve before we adopted FIN 48), $0.7 million was provided for during the first nine months of 2007 which is included in our provision for income taxes and the remainder was accounted for as a reduction in our retained earnings in accordance with the transition provisions of the new standard.  In addition, the benefit associated with approximately $0.7 million of our reserve for uncertain tax positions at September 30, 2007, if recognized, would affect our effective income tax rate.  We currently estimate that our unrecognized tax benefits will decrease by approximately $0.7 million during the next twelve months due to the resolution of certain examination and filing procedures related to one or more of our subsidiaries.

We file income tax returns in various U.S. federal, state and local jurisdictions.  We also file income tax returns in various foreign jurisdictions, principally in the United Kingdom, Italy, France and Germany.  Our domestic income tax returns prior to 2004 are generally considered closed to examination by applicable tax authorities.  Our foreign income tax returns are generally considered closed to examination for years prior to 2000 for the United Kingdom, 2002 for Italy, 2003 for France and 2002 for Germany.

Note 2 – Inventories

	December 31, 2006	September 30, 2007
	(In millions)

Raw materials	$134.0	$130.2
Work-in-process	239.4	265.7
Finished products	93.5	130.7
Inventory consigned to customers	16.9	21.6
Supplies	17.7	22.0

Total inventories	$501.5	$570.2

Index

Note 3 – Marketable securities

        Our marketable securities consist of investments in related parties.  CompX International, Inc., NL Industries, Inc. and Kronos Worldwide, Inc. are each majority owned subsidiaries of Contran.  The aggregate cost basis of our marketable securities was $36.9 million at December 31, 2006 and September 30, 2007.  The following table summarizes the market value of our marketable securities:

	December 31, 2006	September 30, 2007
	(In millions)

CompX	$54.3	$52.8
NL	2.3	2.5
Kronos	0.2	0.1

Total marketable securities	$56.8	$55.4

       On October 26, 2007, after approval by the independent members of our board of directors, CompX acquired all of our minority common stock ownership position in CompX for $19.50 per share, a recent price at which CompX had been repurchasing its stock in open market transactions, or an aggregate of $52.6 million.  As consideration for the shares, CompX issued $52.6 million in subordinated promissory notes to us.  The notes bear interest at LIBOR plus 1%, require quarterly principal payments of $0.3 million beginning September 30, 2008 and are subordinate to any outstanding balance under CompX’s U.S. revolving bank credit facility.  CompX may make principal prepayments at any time, in any amount, without penalty.  Any outstanding principal balance becomes due upon maturity in September 2014.  As a result, we will realize an $18.3 million after-tax capital gain ($0.10 per diluted share) on the disposition of these CompX shares in the fourth quarter of 2007.

Note 4 – Property and equipment

	December 31, 2006	September 30, 2007
	(In millions)

Land and improvements	$9.3	$11.5
Buildings and improvements	41.6	54.3
Information technology systems	66.0	67.4
Manufacturing equipment and other	376.2	443.5
Construction in progress	103.4	77.3

Total property and equipment	596.5	654.0

Less accumulated depreciation	266.7	293.2

Total property and equipment, net	$329.8	$360.8

Index

Note 5 – Prepaid expenses and other noncurrent assets

	December 31, 2006	September 30, 2007
	(In millions)

Prepaid conversion services	$49.7	$47.8
Other	1.6	12.0

Total prepaid expenses and other noncurrent assets	$51.3	$59.8

Note 6 – Accrued liabilities

	December 31, 2006	September 30, 2007
	(In millions)

Employee related	$46.4	$37.6
Deferred revenue	6.9	6.7
Scrap purchases	8.9	5.2
Taxes, other than income	6.7	6.2
Other	13.1	16.2

Total accrued liabilities	$82.0	$71.9

Note 7 – Employee benefits

Defined benefit pension plans.  The components of the net periodic pension expense are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(In millions)

Service cost	$1.2	$1.4	$3.4	$4.0
Interest cost	3.5	4.2	10.3	12.6
Expected return on plan assets	(4.6)	(5.5)	(13.6)	(16.3)
Amortization of net losses	0.8	0.9	2.4	2.6
Amortization of prior service cost	0.1	0.1	0.4	0.4

Total pension expense	$1.0	$1.1	$2.9	$3.3

Index

        Postretirement benefits other than pensions (“OPEB”).  The components of net OPEB expense are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(In millions)

Service cost	$0.2	$0.2	$0.6	$0.7
Interest cost	0.4	0.5	1.3	1.3
Amortization of net losses	0.4	0.2	1.1	0.6
Amortization of prior service cost	(0.1)	(0.1)	(0.3)	(0.3)

Total OPEB expense	$0.9	$0.8	$2.7	$2.3

Note 8 – Income taxes

	Nine months ended September 30,
	2006	2007
	(In millions)

Expected income tax expense, at 35%	$94.5	$111.0
Non-U.S. tax rates	(1.7)	(2.0)
U.S. state income taxes, net	4.6	5.7
Nontaxable income	(1.0)	(9.0)
Domestic manufacturing credit	(1.4)	(4.7)
Other, net	(0.3)	0.5

Provision for income taxes	$94.7	$101.5

Note 9 – Commitments and contingencies

Environmental matters.  We are continuing assessment work with respect to our plant site in Henderson, Nevada.  As of September 30, 2007, we have $2.0 million accrued which represents our current estimate of the probable costs of the remediation expected to be required at the site under the current order with the state department of environmental protection.  We expect these accrued expenses to be paid over the remediation period of up to thirty years.  We estimate the upper end of the range of reasonably possible costs related to this matter, including the current accrual, to be approximately $4.1 million.

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

Index

         Legal proceedings.  From time to time, we are involved in various employment, environmental, contractual, intellectual property, product liability, general liability and other claims, disputes and litigation relating to our business.  In certain instances, we have insurance coverage for these items to eliminate or reduce our risk of loss (other than standard deductibles, which are generally $1 million or less).  We currently believe that the outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or liquidity beyond any accruals for which we have already provided.  However, all such matters are subject to inherent uncertainties, and were an unfavorable outcome to occur with respect to several of these matters in a given period, it is possible that it could have a material adverse impact on our results of operations or cash flows in that particular period.

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(In millions)
Numerator:
Net income attributable to common stockholders	$52.7	$52.3	$163.8	$203.6
Dividends on Series A Preferred Stock	1.5	1.4	5.4	4.2

Diluted net income attributable to common stockholders	$54.2	$53.7	$169.2	$207.8

Denominator:
Average common shares outstanding	161.1	162.2	152.9	162.0
Average dilutive stock options	0.2	0.1	0.4	0.1
Series A Preferred Stock	22.9	22.0	30.4	22.2
Other	-	-	0.1	-

Diluted shares	184.2	184.3	183.8	184.3

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(In millions, except product shipment data)
Titanium melted and mill products:
Melted product net sales	$49.7	$41.6	$156.0	$156.1
Mill product net sales	188.2	227.0	600.6	727.4
Other product sales	33.9	28.7	103.0	96.8

Total net sales	$271.8	$297.3	$859.6	$980.3

Melted product shipments:
Volume (metric tons)	1,275	1,045	4,280	3,685
Average selling price (per kilogram)	$38.95	$39.85	$36.45	$42.35

Mill product shipments:
Volume (metric tons)	3,150	3,350	10,575	10,665
Average selling price (per kilogram)	$59.75	$67.75	$56.80	$68.20

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

RESULTS OF OPERATIONS

Quarter ended September 30, 2007 compared to quarter ended September 30, 2006

Summarized financial information.  The following table summarizes certain information regarding our results of operations for the three months ended September 30, 2006 and 2007.  Our reported average selling prices are a reflection of actual selling prices after the effects of currency exchange rates, customer and product mix, and other related factors throughout the periods presented.

	Three months ended September 30,
	2006	% of Total Net Sales	2007	% of Total Net Sales
	(In millions, except product shipment data)
Net sales:
Melted products	$49.7	18%	$41.6	14%
Mill products	188.2	69%	227.0	76%
Other products	33.9	13%	28.7	10%

Total net sales	271.8	100%	297.3	100%

Cost of sales	(174.0)	64%	(199.3)	67%

Gross margin	97.8	36%	98.0	33%

Selling, general, administrative and development expense	(17.2)	6%	(16.7)	6%
Other income, net	4.0	1%	-	-

Operating income	$84.6	31%	$81.3	27%

Melted product shipments:
Volume (metric tons)	1,275		1,045
Average selling price (per kilogram)	$38.95		$39.85

Mill product shipments:
Volume (metric tons)	3,150		3,350
Average selling price (per kilogram)	$59.75		$67.75

Index

Net sales.  We experienced higher sales during the third quarter of 2007 compared to the third quarter of 2006, as net sales increased 9% to $297.3 million.  Overall industry fundamentals and outlook continue to support a long-term favorable trend in demand for titanium across all major market sectors which has favorably impacted melted and mill titanium prices in recent years.  As a result of these factors, titanium prices have recently reached historically high levels, and average selling prices for melted and mill products increased 2% and 13%, respectively, from the third quarter of 2006 to the third quarter of 2007.  However, adjustments or delays in certain commercial aircraft build-out schedules, as well as recent declines in raw material costs, have contributed to lower prices for our products during the third quarter of 2007 compared to the second quarter of 2007, particularly melted products which require less processing compared to mill products.  Aggregate volumes of melted and mill products sold were comparable for the third quarter of 2006 and 2007.  Although the outlook for long-term demand trends continue to be favorable, temporary factors, such as adjustments in build-out schedules for certain commercial aircraft, fluctuations in customer inventory levels and product mix, may result in unanticipated short-term fluctuations in demand, sales volume and prices.

Cost of sales.  Our cost of sales increased $25.3 million, or 15%, in the third quarter of 2007 as compared to the third quarter of 2006 due primarily to increases in certain raw material costs, including titanium sponge and scrap, higher production costs associated with the shift in our product mix to a greater percentage of mill products, including a higher mix of aerospace plate and sheet products, as well as the impact of higher costs associated with additional equipment maintenance during the third quarter of 2007.  With increased availability of titanium sponge and scrap, our raw material costs have declined, however, over the next several quarters, our cost of sales will continue to reflect higher cost raw materials we have already purchased.  Once the higher cost raw materials we currently have in inventory are consumed over the next several quarters, we expect our cost of sales will begin to reflect the current lower raw material costs.

Gross margin.  During the third quarter of 2007, our gross margin of $98.0 million was comparable to the same period in 2006, but our gross margin percentage decreased from 36% in the third quarter of 2006 to 33% in the third quarter of 2007.  Our cost of sales increases associated with our higher raw material costs and higher cost of production, as discussed above, were not completely offset by the increase in average selling prices, which negatively impacted our gross margin percentage.

Operating income.  Our operating income for the third quarter of 2007 was $81.3 million compared to $84.6 million during the same period in 2006.  In addition to the impact from gross margin, operating income also decreased as a result of the December 2006 sale of our interest in the VALTIMET joint venture that provided $4.8 million of equity in earnings in the third quarter of 2006.

Income taxes. Our effective income tax rate was 34% in the third quarter of 2006 and 33% in the third quarter of 2007.  We operate in multiple tax jurisdictions and, as a result, the geographic mix of our pre-tax income or loss can impact our overall effective tax rate.

Index

First nine months of 2007 compared to first nine months of 2006

Summarized financial information.  The following table summarizes certain information regarding our results of operations for the nine months ended September 30, 2006 and 2007.  Our reported average selling prices are a reflection of actual selling prices after the effects of currency exchange rates, customer and product mix, and other related factors throughout the periods presented.

	Nine months ended September 30,
	2006	% of Total Net Sales	2007	% of Total Net Sales
	(In millions, except product shipment data)
Net sales:
Melted products	$156.0	18%	$156.1	16%
Mill products	600.6	70%	727.4	74%
Other products	103.0	12%	96.8	10%

Total net sales	859.6	100%	980.3	100%

Cost of sales	(547.2)	64%	(613.4)	63%

Gross margin	312.4	36%	366.9	37%

Selling, general, administrative and development expense	(49.8)	5%	(51.7)	5%
Other income, net	10.7	1%	0.2	-

Operating income	$273.3	32%	$315.4	32%

Melted product shipments:
Volume (metric tons)	4,280		3,685
Average selling price (per kilogram)	$36.45		$42.35

Mill product shipments:
Volume (metric tons)	10,575		10,665
Average selling price (per kilogram)	$56.80		$68.20

Net sales.  We experienced significant sales growth during the first nine months of 2007 compared to the first nine months of 2006, as net sales increased 14% to $980.3 million.  Overall industry fundamentals and outlook continue to support a long-term favorable trend in demand for titanium across all major market sectors which has favorably impacted melted and mill titanium prices.  As a result of these market factors, average selling prices for melted and mill products increased 16% and 20%, respectively, in the first nine months of 2007 compared to the same period in 2006.  We expect the current trend in customer demands to continue to influence a shift of our product mix toward an increased proportion of mill products, including a higher mix of aerospace plate and sheet products, which require additional processing and resources as compared to melted products, but which also command higher sales prices.  While aggregate volumes of melted and mill products declined somewhat compared to the same period of the prior year, the overall outlook for long-term demand continues to be favorable despite the near-term effects of certain commercial aircraft production delays and other adjustments to build-out schedules, fluctuations in customer inventory levels and product mix.  Overall, increased pricing on our products and the favorable shift in product mix more than offset the effects of the decline in aggregate sales volume for the first nine months of 2007 compared to the prior year period.

Index

Cost of sales.  Our cost of sales increased $66.2 million, or 12%, in the first nine months of 2007 as compared to the first nine months of 2006 due to an increase in certain raw material costs, including titanium sponge and scrap, and higher production costs associated with our shift in product mix to a greater percentage of mill products, including a higher mix of aerospace plate and sheet products.  The higher cost of sponge in 2007 is partially due to our final utilization in the first half of 2006 of lower-cost sponge previously purchased from the DLA stockpile.

Gross margin.  During the first nine months of 2007, our gross margin increased 17% to $366.9 million as compared to the same period in 2006.  Our gross margin percentage increased from 36% in the first nine months of 2006 to 37% in the first nine months of 2007.  Despite the increases in our raw material and production costs, our gross margin percentage improved slightly as the favorable effect of higher average selling prices and our favorable change in product mix offset the effect of the higher costs.

Operating income.  Our operating income for the first nine months of 2007 increased 15% to $315.4 million compared to the same period in 2006, and our operating income percentage was consistent at 32% for the first nine months of 2006 and 2007.  The increase in operating income is driven primarily by an increase in gross margin, which was somewhat offset by a reduction in other income in 2007 as a result of the December 2006 sale of our interest in the VALTIMET joint venture that provided $11.1 million of equity in earnings for the first nine months of 2006.

Income taxes. Our effective income tax rate was 32% in the first nine months of 2007 compared to 35% in the first nine months of 2006.  We operate in multiple tax jurisdictions and, as a result, the geographic mix of our pre-tax income or loss can impact our overall effective tax rate.  Our effective income tax rate for the first nine months of 2007 was lower than the U.S. statutory rate primarily due to a change in the mix of our pre-tax earnings, with a higher percentage of earnings in lower tax rate jurisdictions in 2007 primarily as a result of the implementation of an internal corporate reorganization in 2007.  We currently expect that our effective tax rate for the remainder of 2007 will continue to be lower than our effective tax rate for the comparable 2006 periods.  Our effective income tax rate for the first nine months of 2006 did not vary significantly from the U.S. statutory rate.  See Note 8 to the Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense.

Subsequent Event

         On October 26, 2007, after approval by the independent members of our board of directors, CompX acquired all of our minority common stock ownership position in CompX for $19.50 per share, a recent price at which CompX had been repurchasing its stock in open market transactions, or an aggregate of $52.6 million.  As consideration for the shares, CompX issued $52.6 million in subordinated promissory notes to us.  The notes bear interest at LIBOR plus 1%, require quarterly principal payments of $0.3 million beginning September 30, 2008 and are subordinate to any outstanding balance under CompX’s U.S. revolving bank credit facility.  CompX may make principal prepayments at any time, in any amount, without penalty.  Any outstanding principal balance becomes due upon maturity in September 2014.  As a result, we will realize an $18.3 million after-tax capital gain ($0.10 per diluted share) on the disposition of these CompX shares in the fourth quarter of 2007.  A portion of our remaining capital-loss carryforward will be utilized to offset the entire capital gain, as the benefit of such carryforward has not previously been recognized in net income.  See Note 3 to our Condensed Consolidated Financial Statements.

Index

European operations

We have substantial operations located in the United Kingdom, France and Italy.  Approximately 36% of our sales originated in Europe for the nine months ended September 30, 2007, of which approximately 48% were denominated in the British pound sterling or the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for our European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of our European subsidiaries are those of their respective countries, and the European subsidiaries are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of our European operations may be in U.S. dollars or in functional currencies. Our export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations.

We do not use currency contracts to hedge our currency exposures.  At September 30, 2007, consolidated assets and liabilities denominated in currencies other than the functional currencies of our European subsidiaries were approximately $93.7 million and $66.5 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable and accounts payable.

Outlook

We achieved record levels of net sales and operating income in the first nine months of 2007, reflecting strong demand for titanium metal across all major industry sectors (commercial aerospace, industrial, military and emerging markets).  These strong operating results were largely driven by higher selling prices for both melted and mill products, as well as favorable changes in product mix.  Our backlog remained steady at $1.0 billion as of September 30, 2007, June 30, 2007 and September 30, 2006.

We expect current industry-wide demand trends to continue for the foreseeable future, and we do not anticipate the outlook being significantly impacted by the recently announced delay of the initial deliveries of the Boeing 787 commercial aircraft.  As described below, based on these trends, we are expanding our productive capacity, and we expect our overall capacity utilization to remain high for the remainder of 2007.  We intend to continue exploring other opportunities to expand our existing production and conversion capacities through internal expansion and long-term third-party arrangements, as well as potential joint ventures and acquisitions.  These efforts focus on opportunities to enhance the certainty, quality and reliability of product supply in order to service the expanding needs of our current and prospective customers.  These efforts have included strategic initiatives to assure that we have the necessary availability of raw materials, melt capacity and mill product processing capabilities.  With our current plant production levels near practical capacity, we have taken several actions to significantly expand our productive capacity across all areas of our manufacturing operations, including the following:

Raw materials.  We completed the expansion of our existing premium-grade titanium sponge facility in Henderson and continue to ramp up commercial production.  This expansion provides annual productive sponge capacity of approximately 12,600 metric tons, which is an increase of approximately 47% over the previous productive sponge capacity levels.

Index

        Additionally, we expect the design and engineering efforts for a new premium-grade titanium sponge facility to be substantially completed by year-end.  The facility has been designed to be built at a location that would provide the flexibility for direct production or third party supply of titanium tetrachloride, a chemical manufactured by titanium dioxide pigment (“TiO2”) production facilities that is an intermediate feedstock material for the manufacture of both TiO2 and titanium sponge.  We believe such a facility could be operational within approximately two years of the commencement of construction.

In addition to our continuing efforts to complete plans for a new sponge facility, we have also continued to explore and pursue additional third-party long-term sources of sponge and titanium scrap that could provide us with lower cost and more flexible sources of raw materials.

        As a result of these efforts, we have recently entered into two new long-term sponge supply agreements, both commencing in 2008 and expiring initially in 2012 and 2015, respectively, each with renewal options to extend through 2020.  These new agreements, together with long-term supply agreements currently in place, provide for the supply of varying annual amounts of up to 10,500 metric tons of titanium sponge.  In addition, we continue to explore other opportunities to secure long-term titanium sponge supply agreements and utilize sponge acquired from established suppliers.  We also utilize titanium scrap for melted products that is internally generated at our production facilities, purchased from certain customers under contractual agreements or acquired in the open metals market.  In anticipation of a significant increase in the availability of titanium scrap and moderation in its cost relative to levels experienced during the past 18 months, we are increasing our capacity to recycle scrap and use EB melt capacity to efficiently use a combination of sponge and scrap to produce melted titanium products.

        Our goal is to have assured and flexible availability of raw materials which affords us the ability to respond to industry demands in a timely and cost-efficient manner.  We believe our projected mix of internally generated sponge and scrap, along with our assured long-term third party sources of sponge and scrap, will assist in controlling cost for the products we produce compared to what could be achieved solely through additional internal production of sponge.

Melted products.  We are in the process of expanding our global melt capacity.  We currently expect to complete an 8,500 metric ton expansion of our electron beam (“EB”) cold hearth melt capacity in Morgantown by early 2008.  In addition, we have commenced efforts to add another EB furnace at the same facility, which is currently on schedule to be completed in the last half of 2009.  During 2007 we also commenced construction of vacuum arc remelting (“VAR”) capacity additions at our Witton, Morgantown and Savoie locations, all of which are expected to be completed by the end of the second quarter of 2008.  Upon completion, these melt capacity additions will increase our EB melt capacity by approximately 107% and will increase our VAR capacity by approximately 34%.  As we continue to adjust our long-term business plan in response to industry trends, we will consider more additions to our melt capacity based on our raw material sources and product mix.  We have also been able to leverage our melt capacity and expertise as integral components of certain arrangements for additional and alternative sources of raw materials and conversion services.

Index

Mill products and conversion services.  We have numerous capital projects in process to improve and expand our production capacity for mill products.  Also, under various conversion services agreements with third-party vendors, we have access to a dedicated annual capacity at certain of our vendors’ facilities.  Our access to outside conversion services includes dedicated annual rolling capacity of at least 4,500 metric tons until 2026, with the option to increase the output capacity to 9,000 metric tons.  Additionally, we have access to dedicated annual forging capacity of 3,200 metric tons beginning in 2008 and ramping up to 10,400 metric tons for 2011 through at least 2019.  These agreements provide us with a long-term secure source for processing round and flat products, resulting in a significant increase in our existing mill product conversion capabilities, which allows us to assure our customers of our long-term ability to meet their needs.

        We believe our efforts to prudently allocate available resources within our entire manufacturing process, supplemented with committed capacity from third party sources, will allow us to achieve profitable growth and enhanced long-term return on invested capital.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated cash flows for the nine months ended September 30, 2006 and 2007 are presented below.  The following should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

	Nine months ended September 30,
	2006	2007
	(In millions)
Cash provided by (used in):
Operating activities	$57.5	$129.7
Investing activities	(63.1)	(70.6)
Financing activities	13.8	(10.7)

Net cash provided by operating, investing and financing activities	$8.2	$48.4

Operating activities. Cash flow from operations is considered a primary source of our liquidity.  Changes in pricing, production volume and customer demand, among other things, could significantly affect our liquidity.  Cash provided by operating activities increased $72.2 million, from $57.5 million for the first nine months of 2006 to $129.7 million for the first nine months of 2007.  The net effects of the following significant items contributed to the overall increase in cash provided by operating activities:

•	higher operating income of $49.9 million in 2007 (exclusive of $7.8 million non-cash equity in earnings in 2006 from our interest in the VALTIMET joint venture that we sold in December 2006);

•	lower net cash used by changes in receivables, inventories, payables and accrued liabilities of $61.3 million in 2007 in response to changing working capital requirements; and

•
higher net cash paid for income taxes in 2007 (including our tax benefit related to stock option exercises which was $9.2 million lower in 2007) of $55.7 million due to the utilization of the remainder of our U.S. net operating loss carryforward in 2006 and higher taxable income in 2007.

Index

Our working capital requirements have changed significantly since 2005 as our net sales and sales volume have increased dramatically.  Cash outflows to support our working capital requirements for the nine months ended September 30, 2006 were influenced by increasing unit cost for inventory as well as increased inventory purchases to support higher levels of sales volume.  In contrast, as sales volumes have decreased somewhat and purchased inventory costs per unit has declined during the nine months ended September 30, 2007, the cash outflow to support our working capital requirements was not as significant during the 2007 period.

Investing activities.  Cash flows used in our investing activities increased from $63.1 million in the first nine months of 2006 to $70.6 million in 2007.  Our aggregate capital expenditures of $60.6 million during the first nine months of 2007 did not change significantly from the same period in 2006.  During 2006, we had significant capital expenditures related to our sponge plant expansion in Henderson, Nevada.  During 2007 we had lower expenditures on the project, as the expansion was completed in April 2007.  However, we incurred a higher level of expenditures in 2007 related to an EB melt capacity expansion project at our facility in Morgantown, Pennsylvania and other capacity expansion projects initiated in 2007 which largely offset the 2007 expenditure reductions on the sponge plant expansion project.

Financing activities.  We had net borrowings of $2.7 million in the first nine months of 2006 under our U.S. and U.K. bank credit facilities compared to no debt activity during the first nine months of 2007.  Other significant items included in our cash flows from financing activities included:

•	dividends paid to the minority interest shareholder of our 70%-owned French subsidiary of $3.0 million in the first nine months of 2006 compared to $8.1 million in the first nine months of 2007; and

•
proceeds from the issuance of our common stock upon exercise of stock options of $10.7 million (and the related tax benefit of $10.0 million) in the first nine months of 2006 compared to $0.9 million (and the related tax benefit of $0.8 million) in the first nine months of 2007.

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

At September 30, 2007, we had credit available under existing U.S. and European credit facilities of $226.9 million, and we had an aggregate of $78.8 million of cash and cash equivalents.  Our U.S. credit facility matures in February 2011, and our U.K. credit facility matures in July 2010.  Based upon our expectations of our operating performance, anticipated demands on our cash resources, borrowing availability under our existing credit facilities and anticipated borrowing capacity after the maturity of these credit facilities, we expect to have sufficient liquidity to meet our short-term obligations (defined as the next twelve-month period) and our long-term obligations, including our planned capacity expansion projects, some of which are discussed below.  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures.  We intend to invest a total of approximately $100 million to $120 million for capital expenditures during 2007, primarily for improvements in and expansion of existing productive capacity.  For 2007, we spent $60.6 million on capital expenditures as of September 30, 2007.

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

Index

         Contractual commitments.  We entered into several supply agreements during 2007 to purchase titanium sponge with total commitments of $644.6 million over the remaining terms of the agreements, and we entered into a conversion services agreement in the fourth quarter of 2007 to purchase titanium conversion services with a total commitment of $69.1 million over the remaining term.  Except for these agreements and other fixed asset and raw material purchase orders entered into in the normal course of business, there have been no material changes to our contractual commitments discussed in our 2006 Annual Report.  The following table updates our contractual commitments presented in our 2006 Annual Report for the agreements discussed above:

	Payment Due Date
		2008/	2010/	2012 &
	2007	2009	2011	After	Total
	(In millions)

Contractual commitments as of December 31, 2006	$192.8	$33.5	$24.5	$39.7	$290.5

Additional long-term purchase agreements entered into during 2007	-	200.6	182.3	330.8	713.7

	$192.8	$234.1	$206.8	$370.5	$1,004.2

Off-balance sheet arrangements.  Other than letters of credit and operating leases entered into in the normal course of business, there have been no material changes to our off-balance sheet arrangements discussed in our 2006 Annual Report.

Recent accounting pronouncements.  See Note 1 to Condensed Consolidated Financial Statements.

Critical accounting policies.  For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our 2006 Annual Report.  There have been no changes in our critical accounting policies during the first nine months of 2007.

Affiliate transactions.  Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (i) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties, and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party.  We continuously consider, review and evaluate such transactions, and understand that Contran and related entities consider, review and evaluate such transactions.  Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.  See Note 3 to our Condensed Consolidated Financial Statements.

Index

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including foreign currency exchange rates, commodity prices and security prices.  There have been no material changes in these market risks since we filed our 2006 Annual Report, and we refer you to the report for a complete description of these risks.

Item 4.                      CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Steven L. Watson, our Chief Executive Officer, and James W. Brown, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2007.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of September 30, 2007.

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

Changes in internal control over financial reporting.  There has been no change to our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II. – OTHER INFORMATION

Item 1.                     LEGAL PROCEEDINGS

    Refer to Note 9 of the Condensed Consolidated Financial Statements and to our 2006 Annual Report for descriptions of certain previously reported legal proceedings.

Item 1A.                  RISK FACTORS

    There have been no material changes in the first nine months of 2007 with respect to our risk factors presented in Item 1A. in our 2006 Annual Report on Form 10-K.

Item 6.                     EXHIBITS

3.1
Bylaws of Titanium Metals Corporation as Amended and Restated, dated November 1, 2007, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2007.

10.1
Stock Purchase Agreement dated as of October 16, 2007 between TIMET Finance Management Company and CompX International Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CompX International Inc. with the SEC on October 22, 2007 (File No. 1-13905).

10.2
Agreement and Plan of Merger dated as of October 16, 2007 among CompX International Inc., CompX Group, Inc. and CompX KDL LLC, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CompX International Inc. with the SEC on October 22, 2007 (File No. 1-13905).

10.3
Form of Subordination Agreement among TIMET Finance Management Company, CompX International Inc., CompX Security Products, Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi MarineInc., Wachovia Bank, National Association as administrative agent for itself, Compass Bank and Comerica Bank, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by CompX International Inc. with the SEC on October 22, 2007 (File No. 1-13905).

10.4
Subordinated Term Loan Promissory Note dated October 26, 2007 executed by CompX International Inc. and payable to the order of TIMET Finance Management Company, incorporated by reference to Exhibit 10.4 to the Current Report of Form 8-K filed by CompX International Inc. with the SEC on October 30, 2007 (File No. 1-13905).

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

TITANIUM METALS CORPORATION

Date: November 7, 2007	By	/s/ James W. Brown
James W. Brown
Vice President and Chief Financial Officer

Date: November 7, 2007	By	/s/ Scott E. Sullivan
Scott E. Sullivan
Vice President and Controller Principal Accounting Officer

Index