Form 10-Q/A
period 2007-11-07
TITANIUM METALS CORP
filed 2007-11-07
CIK 1011657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
Amendment 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14368

Titanium Metals Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-5630895
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:	(972) 233-1700

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

Explanatory Note

    This amendment on Form 10-Q/A for the quarter ended September 30, 2007, is being filed solely to include the required exhibits.  Our original filing on November 7, 2007 (Accession Number 0001011657-07-000015) inadvertently excluded the required exhibits.  This amendment includes the information set forth in the original filing on Form 10-Q for the quarter ended September 30, 2007 and all required exhibits.

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