Form 10-K
period 2007-12-31
TITANIUM METALS CORP
filed 2008-02-29
CIK 1011657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☑                                                      Accelerated filer ☐                                 Non-accelerated filer ☐                                           Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

The aggregate market value of the 87.8 million shares of voting stock held by nonaffiliates of Titanium Metals Corporation as of June 30, 2007 approximated $2.8 billion.  There are no shares of non-voting stock outstanding.  As of February 21, 2008, 183,077,755 shares of common stock were outstanding.

Documents incorporated by reference:

The information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Information

The statements contained in this Annual Report on Form 10-K (“Annual Report”) that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and in Item 1 - Business, Item 1A – Risk Factors, Item 2 – Properties, Item 3 - Legal Proceedings and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), are forward-looking statements that represent our beliefs and assumptions based on currently available information.  Forward-looking statements can generally be identified by the use of words such as “believes,” “intends,” “may,” “will,” “looks,” “should,” “could,” “anticipates,” “expects” or comparable terminology or by discussions of strategies or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will prove to be correct.  Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results.  Actual future results could differ materially from those described in such forward-looking statements, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including risks and uncertainties in those portions referenced above and those described from time to time in our other filings with the Securities and Exchange Commission (“SEC”) which include, but are not limited to:

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

PART I

ITEM 1:  BUSINESS

General.  Titanium Metals Corporation was formed in 1950 and was incorporated in Delaware in 1955.  Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to TIMET and its subsidiaries, taken as a whole.  We are one of the world’s leading producers of titanium melted and mill products.  We are the only producer with major titanium production facilities in both the United States and Europe, the world’s principal markets for titanium consumption.  We are currently the largest U.S. producer of titanium sponge, a key raw material, and a major recycler of titanium scrap.

Titanium was first manufactured for commercial use in the 1950s.  Titanium’s unique combination of corrosion resistance, elevated-temperature performance and high strength-to-weight ratio makes it particularly desirable for use in commercial and military aerospace applications where these qualities satisfy essential design requirements for certain critical parts such as wing supports and jet engine components.  While aerospace applications have historically accounted for a substantial portion of the worldwide demand for titanium, other end-use applications for titanium in military and industrial markets have continued to develop, including the use of titanium-based alloys in armor plating, structural components, chemical plants, power plants, desalination plants and pollution control equipment.  Demand for titanium is also increasing in emerging markets with diverse uses including oil and gas production installations, automotive, geothermal facilities and architectural applications.

Our products include titanium sponge, melted products, mill products and industrial fabrications.  The titanium industry is comprised of several manufacturers that, like us, produce a relatively complete range of titanium products and a significant number of producers worldwide that manufacture a limited range of titanium mill products.

Our long-term strategy is to maximize the value of our core aerospace business while expanding our presence in non-aerospace markets and developing new applications and products.  In the near-term, we intend to continue to utilize our operating cash flow and capital resources to support increased levels of investment in the expansion of our productive capacity and the expansion of our secure third-party conversion capabilities in response to the industry’s long-term favorable demand trend.  Opportunities to expand our existing production and conversion capacities will continue to be accomplished through internal expansion and long-term third-party arrangements, as well as potential joint ventures and acquisitions.

Titanium industry. We develop certain industry estimates based on our extensive experience within the titanium industry as well as information obtained from publicly available external resources (e.g., United States Geological Survey, International Titanium Association and Japan Titanium Society).  We estimate that we accounted for approximately 20% of 2006 and 16% of 2007 worldwide industry shipments of titanium mill products and approximately 7% of 2006 and 6% of 2007 worldwide titanium sponge production.  The following chart illustrates our estimates of aggregate industry mill product shipments over the past ten years:

Mill Product Shipments by Industry Sector
(Volumes Exclude Shipments within China and Russia)

The cyclical nature of the commercial aerospace sector has been the principal driver of the historical fluctuations in the performance of most titanium product producers.  Over the past 30 years, the titanium industry has had various cyclical peaks and troughs in mill product shipments.  Since 1998, titanium mill product demand in the military, industrial and emerging market sectors has increased, primarily due to the continued development of innovative uses for titanium products in these other industries.  Over the last several years we, and the industry as a whole, have experienced significantly increased demand.  We estimate that industry shipments approximated 79,000 metric tons in 2006 and 89,000 metric tons in 2007, with each year setting a new industry shipment record, and we currently expect 2008 total industry mill product shipments to increase by approximately 4% to 12% as compared to the estimated 12% growth in 2007.

Demand for titanium products within the commercial aerospace sector is derived from both jet engine components (e.g., blades, discs, rings and engine cases) and airframe components (e.g., bulkheads, tail sections, landing gear, wing supports and fasteners).  The commercial aerospace sector has a significant influence on titanium companies, particularly mill product producers.  Deliveries of titanium generally precede aircraft deliveries by about one year, and our business cycle generally correlates to this timeline, although the actual timeline can vary considerably depending on the titanium product.  We estimate that 2008 industry mill product shipments into the commercial aerospace sector will increase 6% to 12% from 2007.

Our business is more dependent on commercial aerospace demand than is the overall titanium industry.  We shipped approximately 60% of our mill products to the commercial aerospace sector in 2007, whereas we estimate approximately 44% of the overall titanium industry’s mill products were shipped to the commercial aerospace sector in 2007 levels.

The Airline Monitor, a leading aerospace publication, traditionally issues worldwide forecasts for commercial aircraft deliveries each January and July, approximately one-third of which is expected to be required by the U.S. over the next 20 years.  The Airline Monitor’s most recently issued forecast (January 2008) estimates deliveries of large commercial aircraft (aircraft with over 100 seats) totaled 888 (including 191 twin aisle aircraft) in 2007, and the following table summarizes the forecasted deliveries of large commercial aircraft over the next five years:

	Forecasted deliveries		% increase (decrease) over previous year
Year	Total	Twin aisle	Total	Twin aisle

2008	1,005	217	13.2%	13.6%
2009	1,130	280	12.4%	29.0%
2010	1,220	370	8.0%	32.1%
2011	1,190	350	(2.5)%	(5.4)%
2012	985	330	(17.2)%	(5.7)%

The latest forecast from The Airline Monitor reflects a 6% increase in forecasted deliveries over the next five years compared to the July 2007 forecast over the next five years, in large part due to the record level of new orders placed for Boeing and Airbus models over the past three years.  Total order bookings for Boeing and Airbus in 2007 were 2,863 planes, a significant increase over the record bookings in 2005 and 55% higher than the bookings in 2006.  The Airline Monitor forecasts aggregate new orders in 2008 will be lower than 2007, but the strong bookings in 2005 through 2007 have increased the order backlog for both Boeing and Airbus, which will be delivered over the next several years.

Changes in the economic environment and the financial condition of airlines can result in rescheduling or cancellation of orders.  Accordingly, aircraft manufacturer backlogs are not necessarily a reliable indicator of near-term business activity, but may be indicative of potential business levels over a longer-term horizon.  The latest forecast from The Airline Monitor estimates Airbus’ firm order backlog at 904 twin aisle planes and 2,517 single aisle planes and Boeing’s firm order backlog at 1,351 twin aisle planes and 2,045 single aisle planes.  Although The Airline Monitor’s latest forecast reflects a reduced near-term delivery forecast for the Boeing 787 commercial aircraft, Boeing has not yet quantified the overall impact of their recently announced delay.

Twin aisle planes (e.g., Boeing 747, 767, 777 and 787 and Airbus A330, A340, A350 and A380) tend to use a higher percentage of titanium in their airframes, engines and parts than single aisle planes (e.g., Boeing 737 and 757 and Airbus A318, A319 and A320), and newer models tend to use a higher percentage of titanium than older models.  Additionally, Boeing generally uses a higher percentage of titanium in its airframes than Airbus.  For example, based on information we receive from airframe and engine manufacturers and other industry sources, we estimate that approximately 59 metric tons, 45 metric tons and 18 metric tons of titanium are purchased for the manufacture of each Boeing 777, 747 and 737, respectively, including both the airframes and engines.  Based on these sources, we estimate that approximately 32 metric tons, 18 metric tons and 12 metric tons of titanium are purchased for the manufacture of each Airbus A340, A330 and A320, respectively, including both the airframes and engines.

At year-end 2007, a total of 189 firm orders had been placed for the Airbus A380, a program officially launched in 2000 with its first delivery in late-2007.  Based on information we receive from airframe and engine manufacturers and other industry sources, we estimate that approximately 146 metric tons of titanium (120 metric tons for the airframe and 26 metric tons for the engines) will be purchased for each A380 manufactured.  Additionally, at year-end 2007, a total of 817 firm orders have been placed for the Boeing 787, a program officially launched in April 2004 with anticipated first deliveries in 2009.  Although the 787 will contain more composite materials than a typical Boeing aircraft, based on these sources, we estimate that approximately 134 metric tons of titanium (125 metric tons for the airframe and 9 metric tons for the engines) will be purchased for each 787 manufactured.  We believe significant additional titanium will be required in the early years of 787 manufacturing until the program reaches maturity.  Additionally, during 2006, Airbus officially launched the A350 XWB program, which is a major derivative of the Airbus A330, with first deliveries scheduled for 2012/2013.  As of December 31, 2007, a total of 320 firm orders had been placed for the A350 XWB.  These A350 XWBs will use composite materials and new engines similar to those used on the Boeing 787 and are expected to require significantly more titanium as compared with earlier Airbus models.  Based on these sources, our preliminary estimates are that at least 74 metric tons (65 metric tons for the airframe and 9 metric tons for the engines) will be purchased for each A350 XWB manufactured.  However, the final titanium buy weight may change as the A350 XWB is still in the design phase.

Titanium shipments into the military sector are largely driven by government defense spending in North America and Europe.  Military aerospace programs were the first to utilize titanium’s unique properties on a large scale, beginning in the 1950s.  Titanium shipments to military aerospace markets reached a peak in the 1980s before falling to historical lows in the early 1990s after the end of the Cold War.  In recent years, titanium has become an accepted use in ground combat vehicles as well as in naval vessels.  The importance of military markets to the titanium industry is expected to continue to rise in coming years as defense spending budgets increase in reaction to terrorist activities and global conflicts and to replace aging conventional armaments.  Defense spending for most systems is expected to remain strong until at least 2010.  Current and anticipated future military strategy leading to light armament and mobility favor the use of titanium due to light weight and improved ballistic performance.

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

Utilization of titanium on military ground combat vehicles for armor appliqué and integrated armor or structural components continues to gain acceptance within the military market segment.  Titanium armor components provide the necessary ballistic performance while achieving a mission critical vehicle performance objective of reduced weight in new generation vehicles.  In order to counteract increased threat levels globally, titanium is being utilized on vehicle upgrade programs in addition to new builds.  Based on active programs, as well as programs currently under evaluation, we believe there will be additional usage of titanium on ground combat vehicles that will provide continued growth in the military market sector.  In armor and armament, we sell plate and sheet products for fabrication into appliqué plate and reactive armor for protection of the entire ground combat vehicle as well as the vehicle’s primary structure.

The number of end-use markets for titanium has continued to expand significantly.  Established industrial uses for titanium include chemical plants, power plants, desalination plants and pollution control equipment.  Rapid growth of the Chinese and other Southeast Asian economies has brought unprecedented demand for titanium-intensive industrial equipment.  In November 2005, we entered into a joint venture with XI'AN BAOTIMET VALINOX TUBES CO. LTD. (“BAOTIMET”) to produce welded titanium tubing in the Peoples Republic of China.  BAOTIMET's production facilities are located in Xi'an, China, and production began in January 2007.

Titanium continues to gain acceptance in many emerging market applications, including transportation, energy (including oil and gas) and architecture.  Although titanium is often more expensive than other competing metals, over the entire life cycle of the application, we believe that titanium is a less expensive alternative due to its durability, longevity and overall environmental impact.  In many cases customers also find the physical properties of titanium to be attractive from the standpoint of weight, performance, design alternatives and other factors.  The oil and gas market, a relatively new and potentially large growth area, utilizes titanium for down-hole casing, critical riser components, tapered stress joints, fire water systems and saltwater-cooling systems.  Additionally, as offshore development of new oil and gas fields moves into the ultra deep-water depths and as geothermal energy production expands, market demand for titanium’s light-weight, high-strength and corrosion-resistance properties is creating new opportunities for the material.  We have focused additional resources on development of alloys and production processes to promote the expansion of titanium use in this market and in other non-aerospace applications.

Although we estimate that emerging market demand presently represents only about 6% of the 2007 total industry demand for titanium mill products, we believe emerging market demand, in the aggregate, could grow at double-digit rates over the next several years.  We have ongoing initiatives to actively pursue and expand our presence in these markets.

           Products and operations.  We are a vertically integrated titanium manufacturer whose products include:

(i)	titanium sponge, the basic form of titanium metal used in titanium products;

(ii)	melted products (ingot, electrodes and slab), the result of melting titanium sponge and titanium scrap, either alone or with various alloys;

(iii)	mill products that are forged and rolled from ingot or slab, including long products (billet and bar), flat products (plate, sheet and strip) and pipe; and

(iv)	fabrications (spools, pipe fittings, manifolds, vessels, etc.) that are cut, formed, welded and assembled from titanium mill products.

During the past three years, all of our net sales were generated by our integrated titanium operations (our “Titanium melted and mill products” segment), which is our only business segment.  Business and geographic financial information is included in Note 17 to the Consolidated Financial Statements.

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

Melted products (ingot, electrodes and slab) are produced by melting sponge and titanium scrap, either alone or with alloys, to produce various grades of titanium products suited for the ultimate application of the product.  By introducing other alloys such as vanadium, aluminum, molybdenum, tin and zirconium, the melted titanium product is engineered to produce quality grades with varying combinations of certain physical attributes such as strength-to-weight ratio, corrosion-resistance and milling compatibility.  Titanium ingot is a cylindrical solid shape that, in our case, weighs up to 8 metric tons.  Titanium slab is a rectangular solid shape that, in our case, weighs up to 16 metric tons.  The melting process for ingot and slab is closely controlled and monitored utilizing computer control systems to maintain product quality and consistency and to meet customer specifications.  In most cases, we use our ingot and slab as the intermediate material for further processing into mill products.  However, we also sell ingot, electrodes and slab to third parties.

Mill products are forged or rolled from our melted products (ingot or slab).  Mill products include long products (billet and bar), flat products (plate, sheet and strip) and pipe.  Our mill products can be further machined to meet customer specifications with respect to size and finish using specified grades of material.

We send certain products to outside vendors for further processing (e.g., certain rolling, forging, finishing and other processing steps in the U.S., and certain melting and forging steps in France) before being shipped to customers.  In France, our primary processor is also a partner in our 70%-owned subsidiary, TIMET Savoie, S.A.  During 2006, we entered into a 20-year conversion services agreement with Haynes International, Inc., whereby Haynes will provide an annual output capacity of 4,500 metric tons of titanium mill rolling services at their facility in Kokomo, Indiana until 2026, with our option to increase the output capacity to 9,000 metric tons.  Additionally, during 2007, we entered into a long-term agreement with Carpenter Technologies, Inc., whereby Carpenter is providing us dedicated annual forging capacity of 3,000 metric tons beginning in 2008 and increasing to 8,900 metric tons for 2011 through at least 2019.  These agreements provide us with long-term secure sources for processing round and flat products, resulting in a significant increase in our existing mill product conversion capabilities, which allows us to assure our customers of our long-term ability to meet their needs.

During the production process and following the completion of manufacturing, we perform extensive testing on our products.  Sonic inspection as well as chemical and mechanical testing procedures are critical to ensuring that our products meet our customers’ high quality requirements, particularly in aerospace component production.  We certify that our products meet customer specification at the time of shipment for substantially all customer orders.

Titanium scrap is a by-product of the forging, rolling and machining operations, and significant quantities of scrap are generated in the production process for finished titanium products and components.  Scrap by-product from our mill production processes is typically recycled and introduced into the melting process once the scrap is sorted and cleaned.

Distribution.  We sell our products through our own sales force based in the U.S. and Europe and through independent agents and distributors worldwide.  We also own eight service centers (five in the U.S. and three in Europe), which we use to sell our products on a just-in-time basis.  The service centers primarily sell value-added and customized mill products, including bar, sheet, plate, tubing and strip.  We believe our service centers provide a competitive advantage because of our ability to foster customer relationships, customize products to suit specific customer requirements and respond quickly to customer needs.

Raw materials.  The principal raw materials used in the production of titanium ingot, slab and mill products are titanium sponge, titanium scrap and alloys.  The following table summarizes our 2007 raw material usage requirements in the production of our melted and mill products:

Percentage of total raw material requirements

Internally produced sponge	24%
Purchased sponge	31%
Titanium scrap	39%
Alloys	6%

Total	100%

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

We currently obtain chlorine from a single supplier near our sponge plant in Henderson.  While we do not anticipate any chlorine supply problems, we have taken steps to mitigate this risk in the event of supply disruption, including establishing the feasibility of certain equipment modifications to enable us to utilize material from alternative chlorine suppliers or to purchase and utilize an intermediate product which will allow us to eliminate the purchase of chlorine if needed.  Magnesium and petroleum coke are generally available from a number of suppliers.

We are currently the largest U.S. producer of titanium sponge.  In 2007, we completed an expansion of our existing premium-grade titanium sponge facility at our Henderson plant.  This expansion increased our annual productive sponge capacity to approximately 12,600 metric tons, an increase of approximately 47% over the previous productive sponge capacity levels.  During 2006 and 2007, other sponge producers also increased capacity and began construction on additional capacity expansion projects.  However, we do not know the degree to which quality and cost of the sponge produced by our competitors will be comparable to the premium-grade sponge we produce in our Henderson facility.  Because we cannot supply all of our needs for all grades of titanium sponge internally, we continue to purchase a portion of our raw material requirements from third parties.  During 2007, we entered into new long-term sponge supply agreements that require us to make minimum annual purchases, including agreements with Toho Titanium Co., Ltd. and Ardor (UK) Ltd. (together with its Ust-Kamenogorsk titanium plant in Kazakhstan, collectively referred to as "UST").  In connection with our titanium sponge supply agreement with UST, we are also providing toll melting conversion services to UST.  These long-term supply agreements, together with our current sponge production capacity in Henderson, provide us with a total annual available sponge supply at levels ranging from 18,000 metric tons up to 28,000 metric tons through 2024.  These third-party agreements, in part, allowed us to indefinitely delay construction of an additional premium-grade titanium sponge facility.  Titanium melted and mill products require varying grades of sponge and/or scrap depending on the customers’ specifications and expected end use.  We will continue to purchase sponge from a variety of sources in 2008, including those sources under existing supply agreements, and we will continue to evaluate sources of sponge supply.

The titanium scrap we utilize for melted products is internally generated from our melted and mill product production processes, purchased from certain of our customers under contractual agreements or acquired in the open metals market.  Such scrap consists of alloyed and commercially pure solids and turnings.  Scrap obtained through customer arrangements provides a “closed-loop” arrangement resulting in certainty of supply and cost stability.  Externally purchased scrap comes from a wide range of sources, including customers, collectors, processors and brokers.  Due to our successful efforts to increase the volume of scrap obtained through “closed-loop” arrangements, we only purchased 20% to 30% of our scrap requirement from external suppliers in 2007.   We expect our scrap purchases to remain at the same rate during 2008, despite the large increase in our scrap consumption during 2007 as our electron beam cold hearth (“EB”) melting activity increased.  We also occasionally sell scrap, usually in a form or grade we cannot economically use in our production operations.

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

All of our major competitors also utilize scrap as a raw material in their melt operations.  In addition to use by titanium manufacturers, titanium scrap is used in steel-making operations during production of interstitial-free steels, stainless steels and high-strength-low-alloy steels.  Prices for all forms and grades of titanium scrap declined steadily during 2007, both for scrap used by titanium manufacturers and steel makers.  Although demand from both sectors was strong during 2007, a combination of increased scrap generation by the titanium supply chain and increased sponge supply helped reduce scrap prices to levels experienced prior to 2005.

Various alloys used in the production of titanium products are also available from a number of suppliers.  The recent high level of global demand for steel products has also resulted in a significant increase in the costs for several alloys, such as vanadium and molybdenum.  In 2007, the costs of these alloys remained above historical levels of the past 10 years but were below the cost peaks we experienced in the spring of 2005.  Although availability is not expected to be a concern and we have negotiated certain price and cost protection with suppliers and customers, alloy costs may continue to fluctuate in the future.

Customer agreements.  We have long-term agreements (“LTAs”) with certain major customers, including, among others, The Boeing Company (“Boeing”), Rolls-Royce plc and its German and U.S. affiliates (“Rolls-Royce”), United Technologies Corporation (“UTC,” Pratt & Whitney and related companies), Société Nationale d΄Etude et de Construction de Moteurs d΄Aviation (“Snecma”), Wyman-Gordon Company (“Wyman-Gordon,” a unit of Precision Castparts Corporation (“PCC”)) and VALTIMET SAS.  These agreements expire at various times through 2017, are subject to certain conditions and generally provide for (i) minimum market shares of the customers’ titanium requirements or firm annual volume commitments, (ii) formula-determined prices (including some elements based on market pricing) and (iii) price adjustments for certain raw material, labor and energy cost fluctuations.  Generally, the LTAs require our service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types.  Certain provisions of these LTAs have been amended in the past and may be amended in the future to meet changing business conditions.  Our 2007 sales revenues to customers under LTAs were 47% of our total sales revenues.

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

Markets and customer base.  The following table summarizes our sales revenue by geographical location:

	Year ended December 31,
	2005	2006	2007
	(Percentage of total sales revenue)
Sales revenue to customers within:
North America	56%	59%	58%
Europe	36%	32%	33%
Other	8%	9%	9%

Total	100%	100%	100%

Further information regarding our external sales, net income, long-lived assets and total assets can be found in our Consolidated Balance Sheets, Consolidated Statements of Income and Notes 5 and 17 to the Consolidated Financial Statements.

Substantially all of our sales and operating income are derived from operations based in the U.S., the U.K., France and Italy.  More than half of our sales revenue is from sales to the commercial aerospace sector.  We have LTAs with several major aerospace customers, including Boeing, Rolls-Royce, UTC, Snecma and Wyman-Gordon.  This concentration of customers may impact our overall exposure to credit and other risks, either positively or negatively, in that all of these customers may be similarly affected by the same economic or other conditions.  The following table provides supplemental sales revenue information:

	Year ended December 31,
	2005	2006	2007
	(Percentage of total sales revenue)

Ten largest customers	44%	49%	49%

Significant customers:
PCC and PCC-related entities (1)	13%	11%	11%
Boeing (2)	-	-	10%

Customers under LTAs	47%	39%	47%

Significant customers under LTAs:
Rolls-Royce (1) (2)	12%	-	12%
Boeing (2)	-	-	10%

(1) PCC and PCC-related entities serve as suppliers to Rolls-Royce. Certain sales we make directly to PCC and PCC-related entities also count towards, and are reflected in, the table above as sales to Rolls-Royce under the Rolls-Royce LTA.

(2) Amounts excluded for periods when the revenue percentage is not at least 10%.

The primary market for titanium products in the commercial aerospace sector consists of two major manufacturers of large commercial airframes, Boeing Commercial Airplanes Group (a unit of Boeing) and Airbus, as well as manufacturers of large civil aircraft engines including Rolls-Royce, General Electric Aircraft Engines, Pratt & Whitney and Snecma.  We sell directly to these major manufacturers, as well as to companies (including forgers such as Wyman-Gordon) that use our titanium to produce parts and other materials for such manufacturers.  Approximately 57% of our sales revenue in both 2005 and 2006 and 55% of sales revenue in 2007 was generated by sales into the commercial aerospace sector.  If any of the major aerospace manufacturers were to significantly reduce aircraft and/or jet engine build rates from those currently expected, there could be a material adverse effect, both directly and indirectly, on our business, results of operations, financial position and liquidity.

The market for titanium in the military sector includes sales of melted and mill titanium products engineered for applications for military aircraft (both engines and airframes), armor and component parts, armor appliqué on ground combat vehicles and other integrated armor or structural components.  We sell directly to many of the major manufacturers associated with military programs on a global basis.  Approximately 12% in 2005, 15% in 2006 and 19% in 2007 of our sales revenue was generated by sales into the military sector.

Outside of commercial aerospace and military sectors, we manufacture a wide range of products for customers in the chemical process, oil and gas, consumer, sporting goods, automotive and power generation sectors.  Approximately 16% in 2005, 17% in 2006 and 16% in 2007 of our sales revenue was generated by sales into industrial and emerging market sectors.

In addition to melted and mill products, which are sold into all market sectors, we sell certain other products such as titanium fabrications, titanium scrap and titanium tetrachloride.  Sales of these other products represented 15% of our sales revenue in 2005, 11% in 2006 and 10% in 2007.

Our backlog has grown significantly from approximately $0.9 billion at December 31, 2005, to $1.1 billion at December 31, 2006 and to $1.0 billion at December 31, 2007.  Over 87% of the 2007 year-end backlog is scheduled for shipment during 2008.  Our order backlog may not be a reliable indicator of future business activity.

We have explored and will continue to explore strategic arrangements in the areas of product development, production and distribution.  We will also continue to work with existing and potential customers to identify and develop new or improved applications for titanium that take advantage of its unique qualities.

Competition.  The titanium metals industry is highly competitive on a worldwide basis. Producers of melted and mill products are located primarily in the United States, Japan, France, Germany, Italy, Russia, China and the United Kingdom.  Additionally, producers of other metal products, such as steel and aluminum, maintain forging, rolling and finishing facilities that could be used or modified to process titanium products.  There are also several producers of titanium sponge in the world, at least four of which are currently in some stage of increasing sponge production capacity.  We believe entry as a new producer of titanium sponge would require a significant capital investment, substantial technical expertise and significant lead time.

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

In the U.S. market, the increasing presence of foreign participants has become a significant competitive factor.  Prior to 1993, imports of foreign titanium products into the U.S. were not significant, primarily attributable to relative currency exchange rates and, with respect to Japan, Russia, Kazakhstan and Ukraine, import duties (including antidumping duties).  However, since 1993, imports of titanium sponge, ingot and mill products, principally from Russia and Kazakhstan, have increased and have had a significant competitive impact on the U.S. titanium industry.  To the extent we are able to take advantage of this situation by purchasing sponge from such countries for use in our own operations, the negative effect of these imports on us can be somewhat mitigated.

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

The Japanese government has raised the elimination or harmonization of tariffs on titanium products, including titanium sponge, for consideration in multi-lateral trade negotiations through the World Trade Organization (the so-called “Doha Round”).  As part of the Doha Round, the United States has proposed the staged elimination of all industrial tariffs, including those on titanium.  The Japanese government has specifically asked that titanium in all its forms be included in the tariff elimination program.  We have urged that no change be made to these tariffs, either on wrought or unwrought products.  The negotiations are ongoing and are expected to continue during 2008.

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

In 2006, legislation formerly known as the “Berry Amendment,” was re-enacted by Congress with minor changes.  In general, the Berry Amendment requires that the United States Department of Defense (“DoD”) expend funds for products containing specialty metals, including titanium, that have been melted only in the United States.  In 2007, the DoD adopted regulations implementing the revised law which reduced the effectiveness of the law.  During 2007, progress was achieved to move toward a successful implementation of the revised specialty metals provision and legislation was enacted into law in early 2008 which is expected to solidify the effectiveness of the law.  A weakening in the enforcement of the specialty metals clause could increase foreign competition for sales of titanium for defense products, adversely affecting our business, results of operations, financial position or liquidity.

Research and development.  Our research and development activities are directed toward expanding the use of titanium and titanium alloys in all market sectors.  Key research activities include the development of new alloys, development of technology required to enhance the performance of our products in the traditional industrial and aerospace markets and applications development for emerging markets.  In addition, we continue to work in partnership with the United States Defense Advanced Research Projects Agency ("DARPA") and others to explore means to reduce the cost of titanium production.  The work with DARPA complements our research, development and exploration of innovative technologies and improvements to the existing processes such as Vacuum Distillation of sponge and Vacuum Arc Remelting processes.  We conduct the majority of our research and development activities at our Henderson Technical Laboratory in Henderson, with additional activities at our Witton, England facility.  We incurred research and development costs of $3.2 million in 2005, $4.7 million in 2006 and $4.2 million in 2007.

Patents and trademarks.  We hold U.S. and non-U.S. patents applicable to certain of our titanium alloys and manufacturing technology, which expire at various times from 2007 through 2025 and we have certain other patent applications pending.  We continually seek patent protection with respect to our technical base and have occasionally entered into cross-licensing arrangements with third parties.  We believe the trademarks TIMET® and TIMETAL®, which are protected by registration in the U.S. and other countries, are important to our business.  However, the majority of our titanium alloys and manufacturing technologies do not benefit from patent or other intellectual property protection.

Employees.  Our employee headcount varies due to the cyclical nature of the aerospace industry and its impact on our business.  Our employee headcount includes both our full and part-time employees.  The increases in our headcount during 2006 and 2007 reflect the increase in demand for titanium products during those periods.  The following table shows our approximate employee headcount at the end of the past 3 years:

	Employees at December 31,
	2005	2006	2007

U.S.	1,450	1,545	1,670
Europe	790	835	860

Total	2,240	2,380	2,530

Our production, maintenance, clerical and technical workers in Toronto, Ohio, and our production and maintenance workers in Henderson (approximately half of our total U.S. employees) are represented by the United Steelworkers of America under contracts expiring in July 2008 and January 2011, respectively.  Employees at our other U.S. facilities are not covered by collective bargaining agreements.  A majority of the salaried and hourly employees at our European facilities are represented by various European labor unions.  Our labor agreement with our U.K. production and maintenance employees runs through December 2008, and our labor agreement with our U.K. managerial and professional employees runs through April 2008.  Our labor agreements with our French and Italian employees are renewed annually.

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

We believe our operations are in compliance in all material respects with applicable requirements of environmental and worker health and safety laws.  Our policy is to continually strive to improve environmental, health and safety performance.  We incurred capital expenditures related to health, safety and environmental compliance and improvement of approximately $25.1 million in 2005 (including $23.4 million related to the construction of a water conservation facility at our Henderson location), $2.0 million in 2006 and $3.0 million in 2007.

From time to time, we may be subject to health, safety or environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs.  Occasionally, resolution of these matters may result in the payment of penalties.  However, the imposition of more strict standards or requirements under environmental, health or safety laws and regulations could result in expenditures in excess of amounts currently estimated to be required for such matters.  See Note 15 to the Consolidated Financial Statements.

Related parties.  At December 31, 2007, Contran Corporation and other entities or persons related to Harold C. Simmons held approximately 51.7% of our outstanding common stock.  See Notes 1 and 14 to the Consolidated Financial Statements.

Available information.  We maintain an Internet website at www.timet.com.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments thereto, are or will be available free of charge on our website as soon as reasonably practicable after they are filed or furnished, as applicable, with the SEC.  Additionally, our (i) Corporate Governance Guidelines, (ii) Code of Business Conduct and Ethics and (iii) Audit Committee, Management Development and Compensation Committee and Nominations Committee charters are also available on our website.  Information contained on our website is not part of this Annual Report.  We will provide these documents to shareholders upon request.  Requests should be directed to the attention of our Investor Relations Department at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas Texas 75240.

The general public may read and copy any materials on file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  We are an electronic filer, and the SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A:  RISK FACTORS

Listed below are certain risk factors associated with our business.  In addition to the potential effect of these risk factors discussed below, any risk factor that could result in reduced earnings, liquidity or operating losses, could in turn adversely affect our ability to meet our liabilities or adversely affect the quoted market prices for our securities.

The cyclical nature of the commercial aerospace industry, which represents a significant portion of our business, creates uncertainty regarding our future profitability.  In addition, adverse changes to, or interruptions in, our relationships with our major commercial aerospace customers could reduce our revenues.  The commercial aerospace sector has a significant influence on titanium companies, particularly mill product producers.  Our business is more dependent on commercial aerospace demand than is the overall titanium industry.  We shipped approximately 60% of our mill products to commercial aerospace customers in 2007, whereas we estimate approximately 44% of the overall titanium industry’s mill products were shipped to commercial aerospace customers in 2007.  The cyclical nature of the commercial aerospace sector has been the principal driver of the historical fluctuations in the performance of most titanium product producers.  Our product sales, including melted and mill products, to commercial aerospace customers accounted for 57% of our net sales for each of 2005 and 2006 and for 55% in 2007.  Events that could adversely affect the commercial aerospace sector, such as future terrorist attacks, world health crises or unforeseen reductions in orders from commercial airlines, could significantly decrease our results of operations and financial condition.

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

Our dependence upon certain critical raw materials that are subject to price and availability fluctuations could lead to increased costs or delays in the manufacture and sale of our products.  We rely on a limited number of suppliers around the world, and principally on those located in Australia, for our supply of titanium-containing rutile ore, one of the primary raw materials used in the production of titanium sponge.  While chlorine, another of the primary raw materials used in the production of titanium sponge, is generally widely available, we currently obtain our chlorine from a single supplier near our sponge plant in Henderson.  Also, we cannot supply all our needs for all grades of titanium sponge and scrap internally and are therefore dependent on third parties for a substantial portion of our raw material requirements.  All of our major competitors utilize sponge and scrap as raw materials in their melt operations.  Titanium scrap is also used in certain steel-making operations, and demand for these steel products, especially from China, has produced a significant increase in demand for titanium scrap.  Purchase prices and availability of these critical materials are subject to volatility.  At any given time, we may be unable to obtain an adequate supply of these critical materials on a timely basis, on price and other terms acceptable to us, or at all.  To help stabilize our supply of titanium sponge, we have entered into LTAs with certain sponge suppliers that contain fixed annual supply obligations.  These LTAs also contain minimum annual purchase requirements.  See “Business – Products and Operations – Raw materials,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual commitments” and Note 15 to the Consolidated Financial Statements.

Although inflationary trends in recent years have been moderate, during the same period certain critical raw material costs including titanium sponge and scrap have been volatile.  While we are able to mitigate some of the adverse impact of fluctuating raw material costs through LTAs with suppliers and customers, rapid increases in raw material costs may adversely affect our results of operations.

The rapid increase in titanium prices may cause our customers to look for alternatives to titanium in their products.  Our average selling prices for melted and mill titanium have on average increased 50% and 28%, respectively, in each of the last two years as a result of a sharp increase in titanium demand that has exceeded industry expansion.  If prices for titanium are sustained at this record level, new markets and application opportunities for titanium may diminish as the use of titanium becomes too costly for many manufacturers.  In addition, manufacturers that currently use titanium for their products may look for less expensive alternatives for titanium in existing products and applications.  If these events were to occur, our sales and operating results could decrease substantially, resulting in decreased profitability and our continued dependence on the military and commercial aerospace industries.

We change prices on certain of our products from time-to-time. Our ability to implement price increases is dependent on market conditions, economic factors, raw material costs and availability, competitive factors, operating costs and other factors, some of which are beyond our control. The benefits of any price increases may be delayed due to long manufacturing lead times and the terms of existing contracts.  These factors have had, and may have, an adverse impact on our revenues, operating results and financial condition.

Our failure to develop new markets would result in our continued dependence on the cyclical commercial aerospace sector, and our operating results would, accordingly, remain cyclical.  In an effort to reduce dependence on the commercial aerospace market and to increase participation in other markets, we have devoted certain resources to developing new markets and applications for our products.  Developing these emerging market applications involves substantial risk and uncertainties due to the fact that titanium must compete with less expensive alternative materials in these potential markets or applications.  We may not be successful in developing new markets or applications for our products, significant time may be required for such development and uncertainty exists as to the extent to which we will face competition in this regard.

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

Generally, imports of titanium products into the U.S. are subject to a 15% “normal trade relations” tariff.  For tariff purposes, titanium products are broadly classified as either wrought (billet, bar, sheet, strip, plate and tubing) or unwrought (sponge, ingot and slab).  From time-to-time, the U.S. government has granted preferential trade status to certain titanium products imported from particular countries (notably wrought titanium products from Russia, which carried no U.S. import duties from approximately 1993 until 2004).  It is possible that such preferential status could be granted again in the future, and we may not be successful in resisting efforts to eliminate duties or tariffs on titanium products.  See discussion of Doha Round in “Business – Competition.”

We may be unable to reach or maintain satisfactory collective bargaining agreements with unions representing a significant portion of our employees.  Our production, maintenance, clerical and technical workers in Toronto, and our production and maintenance workers in Henderson, are represented by the United Steelworkers of America under contracts expiring in July 2008 and January 2011, for the respective locations.  A majority of the salaried and hourly employees at our European facilities are represented by various European labor unions.  Each of our labor agreements with our U.K. employees expires in 2008, and the agreements with our French and Italian employees are renewed annually.  A labor dispute or work stoppage could materially decrease our operating results.  We may not succeed in concluding collective bargaining agreements with the unions to replace expiring agreements or to maintain satisfactory relations under existing collective bargaining agreements.  If our employees were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations or higher ongoing labor costs.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2:  PROPERTIES

Set forth below is a listing of our major production facilities.  In addition to our U.S. sponge capacity discussed below, our worldwide melting capacity aggregates approximately 44,650 metric tons (estimated 18% of world capacity) as of December 31, 2007, and our mill product capacity aggregates approximately 22,600 metric tons (estimated 20% of world capacity) as of December 31, 2007.  Of our worldwide melting capacity, 35% is represented by EB melting furnaces, 63% by vacuum arc remelting (“VAR”) furnaces and 2% by a vacuum induction melting (“VIM”) furnace.

		December 31, 2007 Annual Practical Capacity (3)

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

(1)           Owned facility.
(2)           Leased facility.
(3)           Practical capacities are variable based on product mix and are not additive. These capacities are as ofDecember 31, 2007 and do not reflect the increases expected to be realized during 2008 as a result of capacity expansion projects, several of which are mentioned below.
(4)           Practical capacities are based on the approximate maximum equivalent product that CEZUS is contractuallyobligated to provide.

During the past three years, our major production facilities have operated at varying levels of practical capacity. Overall our plants operated at approximately 88% of practical capacity in 2006 and 2007 and 80% in 2005.  In 2008, our plants are expected to operate at approximately 93% of practical capacity.  However, practical capacity and utilization measures can vary significantly based upon the mix of products produced.

United States production.  In 2007, we completed the expansion of our existing premium-grade titanium sponge facility in Henderson and reached practical capacity for  commercial production in early 2008.  This expansion increases our annual productive capacity to approximately 12,600 metric tons, an increase of approximately 47% over the previous productive sponge capacity levels.

Our U.S. melting facilities in Henderson, Morgantown and Vallejo produce ingot and slab, which are either used as feedstock for our mill products operations or sold to third parties, and we are in the process of expanding our melt capacity.  Our melting facilities are expected to operate at approximately 94% of annual practical capacity in 2008, which is consistent with our capacity utilization in 2007.  Melt capacities will increase throughout 2008 as we complete and ramp up certain expansion projects.

In early 2008, we completed an 8,500 metric ton expansion of our EB melt capacity in Morgantown.  In addition, we have commenced efforts to add another EB furnace at the same facility, which is currently on schedule to be completed in the last half of 2009.  We also commenced an addition to our VAR capacity in Morgantown during 2007, which is expected to be completed by mid-2008.  Upon completion, these melt capacity additions will increase our EB melt capacity by approximately 107% and our VAR capacity by approximately 34%.  Our raw materials processing facility in Morgantown primarily processes scrap used as melting feedstock, either in combination with sponge or separately.

        We produce titanium mill products in the U.S. at our forging and rolling facility in Toronto, which receives ingot or slab principally from our U.S. melting facilities.  Our U.S. forging and rolling facility is expected to operate at approximately 92% of annual practical capacity in 2008, up from 83% in 2007.  Capacity utilization across our individual mill product lines varies.

Under various conversion services agreements with third-party vendors, we have access to a dedicated annual capacity at certain of our vendors’ facilities.  Our access to outside conversion services includes dedicated annual rolling capacity of at least 4,500 metric tons until 2026, with the option to increase the output capacity to 9,000 metric tons.  Additionally, we have access to dedicated annual forging capacity of 3,300 metric tons beginning in 2008 and ramping up to 8,900 metric tons for 2011 through at least 2019.  These agreements provide us with a long-term secure source for processing round and flat products, resulting in a significant increase in our existing mill product conversion capabilities, which allows us to assure our customers of our long-term ability to meet their needs.

European production.  We conduct our operations in Europe primarily through our wholly owned subsidiaries, TIMET UK, Ltd. and Loterios S.p.A., and our 70% owned subsidiary, TIMET Savoie.  TIMET UK’s Witton laboratory and manufacturing facilities are leased pursuant to long-term operating leases expiring in 2014 and 2024, respectively.  TIMET UK’s melting facility in Witton produces VAR ingot used primarily as feedstock for our Witton forging operations.  TIMET UK forges the ingot into billet products for sale to third parties or into an intermediate product for further processing into bar or plate at our facility in Waunarlwydd (Swansea).  TIMET UK’s melting and mill products production in 2008 is expected to operate at approximately 93% and 80%, respectively, of annual practical capacity, compared to 82% and 75%, respectively, in 2007.  During 2007 we also commenced construction of a new VAR furnace at our Witton location, which is expected to be completed by mid-2008.  Loterios manufactures large industrial use fabrications, generally on a project engineering and design basis, and therefore, measures of annual capacity are not practical or meaningful.

TIMET Savoie has the right to utilize portions of the Ugine plant of Compagnie Européenne du Zirconium-CEZUS, S.A. (“CEZUS”), the 30% minority partner in TIMET Savoie, pursuant to a conversion services agreement which runs through 2015.  TIMET Savoie’s capacity is to a certain extent dependent upon the level of activity in CEZUS’ zirconium business, which may from time to time provide TIMET Savoie with capacity in excess of that which CEZUS is contractually required to provide.  During 2007, TIMET Savoie utilized 92% of the maximum annual capacity CEZUS was contractually required to provide in 2007, and we expect to utilize approximately 100% of the maximum annual capacity CEZUS is required to provide in 2008.  Our agreement with CEZUS provides for the expansion of the maximum annual melt capacity that CEZUS is contractually required to provide to us to 2,900 metric tons.  We expect the expansion to be fully operational by mid-2008.

ITEM 3:  LEGAL PROCEEDINGS

From time to time, we are involved in litigation relating to our business.  See Note 15 to the Consolidated Financial Statements.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2007.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (symbol: TIE).  The high and low sales prices for our common stock during 2006, 2007 and the first two months of 2008 are set forth below.  All prices (as well as all share numbers referenced herein) have been adjusted to reflect previously affected stock splits.

Year ended December 31, 2006:	High	Low
First quarter	$25.93	$15.96
Second quarter	$47.63	$24.50
Third quarter	$34.88	$22.77
Fourth quarter	$33.92	$23.20

Year ended December 31, 2007:
First quarter	$38.85	$28.83
Second quarter	$39.80	$30.30
Third quarter	$35.32	$25.75
Fourth quarter	$36.50	$25.26

January 1, 2008 to February 21, 2008	$26.79	$17.55

On February 21, 2008, the closing price of TIMET common stock was $23.83 per share and there were approximately 2,350 stockholders of record of TIMET common stock.

We previously issued $201.3 million of 6.625% mandatorily redeemable convertible preferred securities, beneficial unsecured convertible securities (“BUCS”) which, among other things, were redeemable for a certain number of shares of our common stock.  Prior to 2005, we issued 3.9 million shares of our Series A Preferred Stock in exchange for 3.9 million BUCS.  During 2005 and 2006, all of the BUCS that were not exchanged for shares of our Series A Preferred Stock were redeemed for approximately 0.6 million shares of our common stock and a nominal amount of cash.

Our Series A Preferred Stock is not mandatorily redeemable but is redeemable at our option at any time after September 1, 2007.  Holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends at the rate of 6.75% of the $50 per share liquidation preference per annum per share (equivalent to $3.375 per annum per share), when, as and if declared by our board of directors.  Whether or not declared, cumulative dividends on Series A Preferred Stock are deducted from net income to arrive at net income attributable to common stockholders.  Our U.S. long-term credit agreement contains certain financial covenants that may restrict our ability to make dividend payments on the Series A Preferred Stock.

During 2005, 2006 and 2007, an aggregate of 0.9 million, 1.3 million and 1.6 million shares of our Series A Preferred Stock were converted into 12.4 million, 17.2 million and 21.3 million shares of our common stock, respectively.  As a result of these conversions, approximately 0.1 million shares of Series A Preferred Stock remain outstanding as of December 31, 2007.

We paid a regular quarterly dividend on our common stock of $13.7 million, or $0.075 per common share, on December 21, 2007.  However, declaration and payment of future dividends on our common stock, and the amount thereof, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our business, contractual requirements and restrictions and other factors deemed relevant by our Board of Directors.  The amount and timing of past dividends is not necessarily indicative of the amount and timing of future dividends which we might pay.  In this regard, our U.S. long-term credit agreement contains certain financial covenants that may restrict our ability to make dividend payments on our common stock.  Subsequent to December 31, 2007, our board of directors declared a dividend of $0.075 per share, payable on March 25, 2008 to holders of record of our common stock as of the close of trading on March 11, 2008.

On November 12, 2007 our board of directors authorized the repurchase of up to $100 million of our common stock in open market transactions or in privately negotiated transactions, and any repurchased shares will be retired and cancelled.  We did not purchase any shares under this repurchase program as of December 31, 2007, but from January 1, 2008 through February 21, 2008, we purchased 0.1 million shares of our common stock in an open market transaction for an aggregate purchase price of $1.9 million or $18.72 per share.

Performance graph.  Set forth below is a line graph comparing, for the period December 31, 2002 through December 31, 2007, the cumulative total stockholder return on our common stock against the cumulative total return of (a) the S&P Composite 500 Stock Index and (b) a self-selected peer group, comprised solely of RTI International Metals, Inc. (NYSE: RTI), our principal U.S. competitor with significant operations primarily in the titanium metals industry for which meaningful stockholder return information is available.  The graph shows the value at December 31 of each year, assuming an original investment of $100 in each and reinvestment of cash dividends and other distributions to stockholders.

Comparison of Cumulative Return among Titanium Metals Corporation,
S&P 500 Composite Index and Self-Selected Peer Group
The information contained in the performance graph shall not be deemed “soliciting material” or “filed” with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act, except to the extent we specifically request that the material be treated as soliciting material or specifically incorporates this performance graph by reference into a document filed under the Securities Act or the Securities Exchange Act.

Equity compensation plan information.  We have certain equity compensation plans, all of which were approved by our stockholders, which provide for the discretionary grant to our employees and directors of, among other things, options to purchase our common stock and stock awards.  As of December 31, 2007, there were a total of approximately 0.1 million options outstanding under all such plans to purchase shares of our common stock at a weighted average exercise price of $3.50 per share, and approximately 7.7 million shares were available for future grant or issuance.  Our Board of Directors has approved a new equity compensation plan that we intend to submit to our stockholders for approval at our 2008 annual meeting of stockholders.  Although no equity securities have been issued under the new equity compensation plan, up to 0.5 million shares may be issued under this plan if it is adopted and approved.  We do not have any equity compensation plans that were not approved by our stockholders.  See Note 10 to the Consolidated Financial Statements.

ITEM 6:  SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with our Consolidated Financial Statements and Item 7 – MD&A.

	Year ended December 31,
	2003	2004	2005	2006	2007
	($ in millions, except per share and product shipment data)
STATEMENT OF INCOME DATA:
Net sales	$385.3	$501.8	$749.8	$1,183.2	$1,278.9
Gross margin	5.6	63.7	199.4	436.1	447.4
Operating income (loss)	(6.0)	43.0	171.1	382.8	372.0
Interest expense	16.4	12.5	4.0	3.4	2.6
Net income (loss) attributable tocommon stockholders	(24.4)	43.3	143.7	274.5	263.1
Earnings (loss) per share:
Basic (1)	$(0.19)	$0.34	$1.10	$1.77	$1.62
Diluted (1)	$(0.19)	$0.33	$0.86	$1.53	$1.46
Dividends per common share	$-	$-	$-	$-	$0.075

BALANCE SHEET DATA:
Cash and cash equivalents	$35.1	$7.2	$17.7	$29.4	$90.0
Total assets (2)	594.8	700.6	907.3	1,216.9	1,419.9
Outstanding indebtedness (3)	10.3	43.4	51.6	0.7	0.5
Debt payable to Capital Trust	207.5	12.0	5.9	-	-
Stockholders’ equity (2)	177.7	406.4	562.2	878.9	1,132.7

CASH FLOW DATA:
Cash flows provided (used) by:
Operating activities	$65.8	$(22.4)	$72.9	$79.1	$192.1
Investing activities	(14.5)	(44.5)	(61.5)	(26.5)	(108.2)
Financing activities	(22.1)	38.7	-	(42.5)	(24.5)
Net cash provided (used)	$29.2	$(28.2)	$11.4	$10.1	$59.4

Melted product shipments:
Volume (metric tons)	4,725	5,360	5,655	5,900	4,720
Average selling price (per kilogram)	$12.15	$13.45	$19.85	$38.30	$40.65

Mill product shipments:
Volume (metric tons)	8,875	11,365	12,660	14,160	14,230
Average selling price (per kilogram)	$31.50	$32.05	$41.75	$57.85	$66.90

Order backlog at December 31 (4)	$205	$450	$870	$1,125	$1,000
Capital expenditures	$12.5	$23.6	$61.1	$100.9	$100.9

(1)	All share and per share disclosures for all periods presented have been adjusted to give effect of all stock splits to date.
(2)	We adopted SFAS 158 effective December 31, 2006. See Note 2 to the Consolidated Financial Statements.
(3)	Outstanding indebtedness represents notes payable, current and noncurrent debt and capital lease obligations.
(4)	Order backlog is defined as unfilled purchase orders (including those under consignment arrangements), which are generally subject to deferral or cancellation by the customer under certain conditions.

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

We sell our titanium melted and mill products into four worldwide market sectors.  Aggregate shipment volumes for titanium mill products in 2007 were derived from the following sectors:

	TIMET		Titanium Industry (1)
	Mill product shipments	% of total	Mill product shipments	% of total
	(Metric tons)		(Metric tons)

Commercial aerospace	8,590	60%	38,900	44%
Military	2,340	17%	6,500	7%
Industrial	2,875	20%	38,300	43%
Emerging markets	425	3%	5,300	6%

	14,230	100%	89,000	100%

(1) Estimates based on our titanium industry experience and information obtained from publicly-availableexternal resources (e.g., United States Geological Survey, International
      Titanium Association and Japan Titanium Society).

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

We consider the policies and estimates discussed below to be critical to an understanding of our financial statements because their application requires our most significant judgments in estimating matters for financial reporting that are inherently uncertain.  See Notes to Consolidated Financial Statements for additional information on these policies and estimates, as well as discussion of additional accounting policies and estimates.

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

Income taxes.  We record a valuation allowance if realization of our gross deferred income tax assets is not more-likely-than-not after giving consideration to recent historical results and near-term projections, and we also consider the availability of tax planning strategies that might impact either the need for, or amount of, any valuation allowance.  We record reserves for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertain Tax Positions, for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  See “Results of Operations – Income taxes” for discussion of our analysis of our deferred income tax valuation allowances and Note 2 to Consolidated Financial Statements for a discussion of our uncertain tax positions.

Pension and OPEB expenses and obligations.  Our pension and OPEB expenses and obligations are calculated based on several estimates, including discount rates, expected rates of returns on plan assets and expected health care trend rates.  We review these rates annually with the assistance of our actuaries.  See further discussion of the factors considered and potential effect of these estimates in “Liquidity and Capital Resources – Defined benefit pension plans” and “Liquidity and Capital Resources – Postretirement benefit plans other than pensions.”

RESULTS OF OPERATIONS

Comparison of 2007 to 2006

Summarized financial information.  The following table summarizes certain information regarding our results of operations for the years ended December 31, 2006 and 2007.  Our reported average selling prices are a reflection of actual selling prices after the effects of currency exchange rates, customer and product mix and other related factors throughout the periods presented.

	For the year ended December 31,
	2006	% of Total Net Sales	2007	% of Total Net Sales
	(In millions, except product shipment data)
Net sales:
Melted products	$226.0	19%	$191.9	15%
Mill products	819.2	69%	952.0	74%
Other titanium products	138.0	12%	135.0	11%

Total net sales	1,183.2	100%	1,278.9	100%

Cost of sales	(747.1)	63%	(831.5)	65%

Gross margin	436.1	37%	447.4	35%

Selling, general, administrative and development expense	(67.0)	6%	(69.0)	5%
Other income (expense), net	13.7	1%	(6.4)	1%

Operating income	$382.8	32%	$372.0	29%

Melted product shipments:
Volume (metric tons)	5,900		4,720
Average selling price (per kilogram)	$38.30		$40.65

Mill product shipments:
Volume (metric tons)	14,160		14,230
Average selling price (per kilogram)	$57.85		$66.90

Net sales.  During 2007, net sales increased 8% to $1,278.9 million.  Overall industry fundamentals and outlook continue to support a long-term favorable trend in demand for titanium across all major market sectors.  Average selling prices for melted and mill products increased 6% and 16%, respectively, in 2007 compared to 2006.  We expect the current trend in customer demands to continue to influence a shift of our product mix toward an increased proportion of mill products, which require additional processing and resources and also command higher sales prices as compared to melted products.  While our combined melted and mill product shipment volume declined during 2007, our mill product shipment volume increased slightly in 2007 compared to the prior year.  The long-term demand outlook for our products continues to be favorable despite the near-term effects of certain commercial aircraft production delays and other adjustments to build-out schedules, fluctuations in customer inventory levels and product mix.  The increased pricing on our products and the favorable shift in product mix more than offset the effects of lower aggregate sales volume for 2007 compared to 2006.

Cost of sales.  Our cost of sales increased $84.4 million, or 11%, in 2007 as compared to 2006 due to an increase in certain raw material costs, including titanium sponge and scrap, and higher production costs associated with our shift in product mix to a greater percentage of mill products.  The higher cost of sponge in 2007 is partially due to our final utilization in the first half of 2006 of lower-cost sponge previously purchased from the U.S. Defense Logistics Agency (“DLA”) stockpile and the rapid rise in titanium sponge and scrap market prices experienced through the first half of 2007.  Over the past year, increases in global titanium sponge capacity and increased use of titanium in the manufacture of components and products have resulted in the increased availability of titanium sponge and scrap.  As a result, our cost of purchased titanium sponge and scrap has been declining during the latter part of 2007, and we anticipate this trend will continue into 2008.  These declining raw material costs will also, in certain cases, result in indexed adjustments to selling prices under our long-term sales agreements. Despite these recent trends in titanium sponge and scrap costs, the majority of the products sold during 2007 include higher cost raw materials acquired during prior periods due to the elapsed time required to convert these raw materials into their final form and to deliver them to our customers.

Gross margin.  During 2007, our gross margin increased 3% to $447.4 million as compared to 2006.  Our gross margin percentage decreased from 37% in 2006 to 35% in 2007.  Cost of sales increases associated with our higher raw material costs and higher cost of production, as discussed above, were partially offset by the increases in average selling prices.

Operating income.  Our operating income for 2007 was $372.0 million compared to $382.8 million in the same period in 2006.  The 2007 period includes a $6.0 million expense related to previously capitalized costs associated with the planning and engineering for a new VDP sponge plant due to our decision to delay the project indefinitely.  The 2006 period was positively impacted by $14.1 million of equity in earnings related to our interest in the VALTIMET joint venture that we sold in December 2006, partially offset by $8.6 million of travel, relocation and severance expenses incurred in connection with the relocation of our headquarters to Dallas, Texas and our operational management and information technology group to Exton, Pennsylvania.

Net other non-operating income and expense.  During 2007, we recognized other non-operating income of $24.2 million compared to other non-operating income of $39.0 million during 2006.  As discussed in Note 4 to the Consolidated Financial Statements, we realized an $18.3 million gain on the sale of our investment in CompX during 2007, and we realized a $40.9 million gain on the sale of our investment in VALTIMET during 2006.

Income taxes. Our effective income tax rate was 30% in 2007 compared to 31% in 2006.  We operate in multiple tax jurisdictions and, as a result, the geographic mix of our pre-tax income or loss can impact our overall effective tax rate.  Our effective income tax rate for 2007 was lower than the U.S. statutory rate primarily due to a change in the mix of our pre-tax earnings, with a higher percentage of earnings in lower tax rate jurisdictions in 2007 primarily as a result of the implementation of an internal corporate reorganization in 2007.  See Note 12 to the Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense.  Some of the more significant items impacting this reconciliation are summarized below.

Our income tax expense in 2007 includes:

•	An income tax benefit of $12.6 million related to an internal reorganization we implemented in the second quarter of 2007;

•
An income tax benefit of $6.5 million related primarily to the reversal of a portion of our deferred income tax asset valuation allowance related to our capital loss carryforward following the sale of our interest in CompX; and

•	An income tax benefit of $4.7 million from the special manufacturing deduction created by the American Jobs Creation Act of 2004.

Our income tax expense in 2006 includes:

•
an income tax benefit of $17.1 million related to the reversal of a portion of our deferred income tax asset valuation allowance related to our capital loss carryforward following the sale of our interest in VALTIMET;

•	an income tax benefit of $2.4 million from the special manufacturing deduction created by the American Jobs Creation Act of 2004; and

•	an income tax benefit of $1.0 million related to the elimination of certain items included in other comprehensive income following the sale of our interest in VALTIMET.

Comparison of 2006 to 2005

Summarized financial information.  The following table summarizes certain information regarding our results of operations for the years ended December 31, 2005 and 2006.  Our reported average selling prices are a reflection of actual selling prices after the effects of currency exchange rates, customer and product mix, and other related factors throughout the periods presented.

	For the year ended December 31,
	2005	% of Total Net Sales	2006	% of Total Net Sales
	(In millions, except product shipment data)
Net sales:
Melted products	$112.2	15%	$226.0	19%
Mill products	528.6	70%	819.2	69%
Other titanium products	109.0	15%	138.0	12%

Total net sales	749.8	100%	1,183.2	100%

Cost of sales	(550.4)	73%	(747.1)	63%

Gross margin	199.4	27%	436.1	37%

Selling, general, administrative and development expense	(53.6)	7%	(67.0)	6%
Other operating income and expenses, net	25.3	3%	13.7	1%

Operating income	$171.1	23%	$382.8	32%

Melted product shipments:
Volume (metric tons)	5,655		5,900
Average selling price (per kilogram)	$19.85		$38.30

Mill product shipments:
Volume (metric tons)	12,660		14,160
Average selling price (per kilogram)	$41.75		$57.85

Net sales.  We experienced significant sales growth during 2006, as net sales increased 58%, or $433.4 million, compared to 2005.  We, and the industry as a whole, benefited significantly from strong demand for titanium across all major industry market sectors that drove melted and mill titanium prices to record levels.  In addition, during 2005 we had a higher mix of sales to customers under LTAs whose terms contained pricing provisions that limited our ability to immediately adjust selling prices in response to increased production costs, particularly raw materials, or other market changes.  As certain of those LTAs expired, or as prices were adjusted as permitted under the LTAs, continued sales to these customers in 2006 were at pricing terms that more closely reflected market pricing.  As a result of these factors, average selling prices for melted and mill products increased 93% and 39%, respectively, compared to 2005.  In addition to the improved pricing, we delivered 4% more melted products and 12% more mill products compared to 2005.  Further, other product sales increased 27% compared to 2005 due principally to improved demand for our fabrication products related primarily to increased construction of chemical, power and other industrial facilities.

Cost of sales.  Our cost of sales increased $196.7 million, or 36%, in 2006 compared to 2005 due to increased sales volumes and higher average cost of raw materials, including purchased titanium sponge and titanium scrap.  The higher cost of our purchased sponge was due principally to our utilization in 2005 of lower-cost sponge purchased from the DLA stockpile.  We purchased sponge from the DLA stockpile since 2000, but the stockpile became fully depleted in 2005.  The higher cost of our purchased titanium scrap was due to increased industry-wide demand as well as demand in non-titanium markets that use titanium as an alloying agent.  The impact of market increases in the cost of sponge and scrap was mitigated, in part, because certain of our raw material purchases were subject to long-term agreements.  In addition to the impact of higher raw material costs, our cost of sales increased as our energy costs increased and as we increased our manufacturing employee headcount by approximately 150 full time equivalents compared to 2005 in order to support the continued growth of our business.  Our cost of sales was favorably impacted by our increased production levels, as our overall plant operating rates improved to 88% in 2006 compared to the prior year plant operating rate of 80%.  Despite these overall increases, cost of sales was reduced to 63% of sales for 2006 compared to 73% for 2005, as increases in selling prices more than offset the higher costs.

Gross margin.  During 2006, our gross margin increased 119% to $436.1 million compared to 2005.  Our gross margin percentage increased from 27% in 2005 to 37% in 2006.  Our improved profitability was generally driven by the increase in sales prices for our products and improved plant operating rates, which more than offset the effect of our higher raw material and energy costs.

Operating income.  Our operating income for 2006 increased 124% to $382.8 million compared to 2005, and our operating income percentage increased from 23% in 2005 to 32% in 2006.  The increase in operating income was driven primarily by an increase in gross margin which is somewhat offset by increases in selling, general, administrative and development (“SGA&D”) expense and a decrease in other operating income.

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

Our other operating income for 2006 decreased $11.6 million from $25.3 million in 2005 to $13.7 million in 2006, primarily related to our LTA with Boeing.  During 2005, we recorded $17.1 million of other operating income related to the take-or-pay provisions which were part of our previous LTA with Boeing.  As discussed in Note 11 to the Consolidated Financial Statements, beginning in 2006 under our current LTA with Boeing, the take-or-pay provisions under the previous LTA were replaced with an annual makeup payment early in the following year in the event Boeing purchases less than its annual commitment in any year.  Based on the provisions of the new LTA, no makeup payment was required for 2006.  Other operating income in 2005 also includes $1.8 million related to our settlement of a customer claim regarding prior order cancellations.  Somewhat offsetting these decreases was our equity in earnings of VALTIMET, which increased $9.0 million to $14.1 million in 2006 due to their higher earnings resulting from stronger demand and increased pricing in the industrial welded tubing market.

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

Income taxes.  Our effective income tax rate was 31% in 2006 compared to 13% in 2005.  We operate in multiple tax jurisdictions and, as a result, the geographic mix of our pre-tax income or loss can impact our overall effective tax rate.  Our effective income tax rate for 2006 was lower than the U.S. statutory rate primarily due to a change in the mix of our pre-tax earnings, with a higher percentage of earnings in lower tax rate jurisdictions in 2006.  Our effective income tax rate for 2005 was lower than the U.S. statutory rate primarily due to an income tax benefit of $50.1 million related to the reversal of our deferred income tax asset valuation allowance related to the U.S. and the U.K;.  See Note 12 to the Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense.  Some of the more significant items impacting this reconciliation are summarized below.

Our income tax expense in 2006 includes:

•
an income tax benefit of $17.1 million related to the reversal of a portion of our deferred income tax asset valuation allowance related to our capital loss carryforward following the sale of our interest in VALTIMET;

•	an income tax benefit of $2.4 million from the special manufacturing deduction created by the American Jobs Creation Act of 2004; and

•	an income tax benefit of $1.0 million related to the elimination of certain items included in other comprehensive income following the sale of our interest in VALTIMET.

Our income tax expense in 2005 includes:

•	an income tax benefit of $50.1 million related to the reversal of our deferred income tax asset valuation allowance related to the U.S. and the U.K.;

•	an income tax expense of $4.4 million related to the elimination of an amount included in other comprehensive income related to our defined benefit pension plan in the U.S.; and

•	an income tax expense of $1.5 million related to the repatriation of dividends from our European subsidiaries.

Minority interest.  Minority interest relates principally to our French subsidiary, TIMET Savoie, which is 30% owned by CEZUS.  Minority interest increased $3.8 million from 2005, to $8.7 million during 2006, due to increased net income at TIMET Savoie, whose results of operations were favorably impacted by increased sales prices for melted and mill products during 2006.

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

European operations

We have substantial operations located in the U.K., France and Italy.  Approximately 35% of our sales originated in Europe for 2007, of which approximately 52% were denominated in the British pound sterling or the euro.  Certain purchases of raw materials, principally titanium sponge and alloys, for our European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of our European subsidiaries are those of their respective countries, and the European subsidiaries are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of our European operations may be in U.S. dollars or in functional currencies. Our export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations.

We do not use currency contracts to hedge our currency exposures.  At December 31, 2007, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $87.3 million and $54.2 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable and accounts payable.

Outlook

We achieved record levels of net sales in 2007, reflecting strong demand for titanium metal across all major market sectors (commercial aerospace, industrial, military and emerging markets).  These results were largely driven by higher average selling prices for both melted and mill products, as well as favorable changes in product mix.  Our backlog remains strong at $1.0 billion as of December 31, 2007 compared to $1.1 billion at December 31, 2006.

We continue to pursue our strategic plans that focus on anticipated long-term favorable trends in demand by expanding our productive capacity with a focus on opportunities to improve our operating flexibility, efficiency and cost structure.  In particular, we continue to expand our operating capabilities in the demanding aerospace industry segment in order to enhance our ability to meet our current and prospective customers’ needs and strengthen our position as a reliable supplier in markets where technical ability and precision are critical.  These efforts include strategic initiatives to assure we have the necessary availability of raw materials, melt capacity and mill product processing capabilities.  While the recently announced delays of initial deliveries of the Boeing 787 DreamlinerTM commercial aircraft may contribute to short-term volatility in the overall market demand for our products as adjustments are made at various levels in the aircraft supply chain, we expect current industry-wide demand trends will continue to be favorable.  With our current plant production levels near practical capacity, we have taken several actions to significantly expand our productive capacity across all areas of our manufacturing operations, including the following:

Raw materials.  During 2007, we entered into long-term sponge supply agreements with three manufacturers that, together with our current sponge production capacity at our facility in Henderson, provide us with a total annual available sponge supply at levels ranging from 18,000 metric tons up to 28,000 metric tons through 2024.  The completion of the additional long-term sponge supply agreements, together with reaching full productive capacity at our Henderson sponge facility and initiatives to increase our scrap recycling and melt capabilities, provide TIMET with additional options and greater flexibility with regard to its future raw material supply requirements.

In addition, we continue to explore other opportunities to secure long-term titanium sponge supply agreements and utilize sponge acquired from established suppliers to supplement the titanium scrap utilized for melted products that is internally generated at our production facilities, purchased from certain customers under contractual agreements or acquired in the open metals market.  In anticipation of a significant increase in the availability of titanium scrap and moderation in its cost relative to levels experienced during the past 18 months, we are increasing our capacity to recycle scrap and use EB melt capacity to efficiently use a combination of sponge and scrap to produce melted titanium products.

Our goal is to have assured and flexible availability of raw materials which affords us the ability to respond to industry demands in a timely and cost-efficient manner.  We believe our projected mix of internally generated sponge and scrap, along with our assured long-term third party sources of sponge and scrap, will assist in controlling cost for the products we produce compared to that which could be achieved solely through additional internal production of sponge.

Melted products.  We are in the process of expanding our global melt capacity.  We recently completed an 8,500 metric ton expansion of our EB melt capacity in Morgantown, and we have commenced construction of another EB furnace at the same facility, which is currently on schedule to be completed in the last half of 2009.  During 2007 we also commenced construction of new VAR furnaces at our Witton, Morgantown and Savoie locations, all of which are expected to be completed by mid-2008.  These additions will more than double our EB melt capacity and will increase our VAR melt capacity by approximately one-third.  As we continue to adjust our long-term business plan in response to industry trends, we will consider more additions to our melt capacity based on our raw material sources and product mix.  We have also been able to leverage our melt capacity and expertise as integral components of certain arrangements for additional and alternative sources of raw materials and conversion services.

Mill products and conversion services.  We have numerous capital projects in process to improve and expand our production capacity for mill products.  Also, under various conversion services agreements with third-party vendors, we have access to a dedicated annual capacity at certain of our vendors’ facilities.  Our access to outside conversion services includes dedicated annual rolling capacity of at least 4,500 metric tons until 2026, with the option to increase the output capacity to 9,000 metric tons.  Additionally, we have access to dedicated annual forging capacity of 3,300 metric tons beginning in 2008 and increasing to 8,900 metric tons for 2011 through at least 2019.  These agreements provide us with a long-term secure source for processing round and flat products, resulting in a significant increase in our existing mill product conversion capabilities, which allows us to assure our customers of our long-term ability to meet their needs.

Customer agreements.  During 2007 and early 2008, we completed renewals, extensions and, in certain cases, expansions of our long-term supply agreements with several of our customers that supply components to the major aerospace jet engine manufacturers.  As a result, we have enhanced our position as the major supplier of titanium to the aerospace jet engine market, including long-term supply agreements with terms up to 10 years and aggregate estimated revenues of up to approximately $4 billion.  Based on existing customer agreements and relationships, we currently estimate that we will supply approximately two thirds of the global commercial aerospace jet engine market requirements for titanium.  We also have existing long-term supply agreements with other commercial aerospace and industrial customers and continue to explore opportunities to expand or renew these existing arrangements, as well as to enter into new long-term agreements in these and other industry segments.

General.  We intend to continue to explore other opportunities to expand our existing production and conversion capacities through internal expansion and long-term third-party arrangements, as well as potential joint ventures and acquisitions.  We believe our efforts to allocate resources across our entire manufacturing process, supplemented with committed capacity from third-party sources, will allow us to achieve profitable growth and enhance long-term return on invested capital.

We estimate that 2008 industry mill product shipments into the commercial aerospace sector will increase 6% to 12%, as compared to 2007. The latest forecast issued in January 2008 by The Airline Monitor reflects a 6% increase in forecasted aircraft deliveries over the next five years compared to the July 2007 forecast, in large part due to the record level of new orders placed for Boeing and Airbus models during 2005 and a stronger than expected order rate in 2006.  Defense spending for most systems is expected to remain strong until at least 2010.  Current and future military strategy leading to light armament and mobility favor the use of titanium due to light weight and strong ballistic performance. Although we estimate that emerging market demand presently represents only about 6% of the 2007 total industry demand for titanium mill products, we believe emerging market demand, in the aggregate, could grow at double-digit rates over the next several years.

Overall industry outlook continues to support a long-term favorable trend in demand for titanium across all major market sectors, including commercial aerospace, military, industrial and emerging markets.  Commercial aerospace is the leading driver for the anticipated increase in demand, in large part due to the record level of new orders placed for Boeing and Airbus models during 2005 and a stronger than expected order rate in 2006.  With approximately 60% of our mill products sold for commercial aerospace applications, we are particularly impacted by demand trends in that market sector, and we anticipate that commercial aerospace demand will continue to favorably impact demand for our products for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated cash flows for each of the past three years are presented below.  The following should be read in conjunction with our Consolidated Financial Statements and notes thereto.

	Year ended December 31,
	2005	2006	2007
	(In millions)
Cash provided by (used in):
Operating activities	$72.9	$79.1	$192.1
Investing activities	(61.5)	(26.5)	(108.2)
Financing activities	-	(42.5)	(24.5)

Net cash provided by operating, investing and financing activities	$11.4	$10.1	$59.4

Operating activities. Cash flow from operations is considered a primary source of our liquidity.  Changes in pricing, production volume and customer demand, among other things, could significantly affect our liquidity.  Cash provided by operating activities increased $113.0 million, from $79.1 million in 2006 to $192.1 million in 2007.  The net effects of the following significant items contributed to the overall increase in cash provided by operating activities:

•	lower operating income in 2007 of $10.8 million;

•	the $50.0 million payment made to Haynes in 2006 in return for the dedicated rolling capacity;

•	lower net cash used by changes in receivables, inventories, payables and accrued liabilities of $95.8 million in 2007 in response to changing working capital requirements; and

•
higher net cash paid for income taxes in 2007 (including our tax benefit related to stock option exercises which was $7.8 million lower in 2007) of $65.8 million due to the utilization of the remainder of our U.S. net operating loss carryforward in 2006 and a 2007 overpayment which resulted in refundable income taxes of $14.5 million.

Our working capital requirements have changed significantly since 2005 as our net sales and sales volume have increased dramatically.  Cash outflows to support our working capital requirements for 2006 were influenced by increasing unit cost for inventory as well as increased inventory purchases to support higher levels of sales volume.  In contrast, as sales volumes have decreased somewhat and purchased inventory costs per unit have declined during 2007, the cash outflow to support our working capital requirements was not as significant during the 2007 compared to 2006.

Cash provided by operating activities increased $6.2 million, from $72.9 million in 2005 to $79.1 million in 2006.  The net effects of the following significant items contributed to the overall increase in cash provided by operating activities:

•	higher operating income of $211.7 million in 2006;

•	the $50.0 million payment made to Haynes in 2006 in return for the dedicated rolling capacity;

•
higher net cash used by changes in receivables, inventories, payables and accrued liabilities of $35.2 million in 2006, due primarily to higher accounts receivable and inventory levels resulting from the increased level of business activity;

•
higher net cash paid for income taxes in 2006 (including our $9.9 million income tax benefit in 2006 related to the exercise of stock options) of $92.2 million due to the utilization of the remainder of our U.S. net operating loss carryforward and higher taxable income in our foreign jurisdictions in 2006; and

•	higher aggregate contributions to our defined benefit pension plans in 2006 of $9.8 million.

Investing activities.  Cash flows used in our investing activities changed from $61.5 million in 2005 to $26.5 million in 2006 to $108.2 million in 2007.  Our capital expenditures were $61.1 million during 2005, compared to $100.9 million during both 2006 and 2007 and included the following:

•	The 2005 amount includes expenditures related to construction on our now completed water conservation facility located in Henderson as well as the expansion of our sponge plant.

•
The 2006 amount includes expenditures related to our sponge plant expansion in Henderson, which became fully operational in 2007, and our new EB furnace at our facility in Morgantown, which became operational in early 2008.

•
During 2007, we had lower expenditures on the sponge capacity expansion project, as the expansion was completed in April 2007.  However, we incurred a higher level of expenditures related to the EB melt capacity expansion project at our facility in Morgantown and other capacity expansion projects initiated in 2007 which largely offset the 2007 expenditure reductions on the sponge plant expansion project.

•	$75.0 million received in 2006 from the sale of our interest in VALTIMET.

Financing activities.  We had net borrowings of $8.3 million in 2005 under our U.S. and U.K. bank credit facilities which were used primarily to fund our working capital and capital expenditures.  We had net repayments of $52.7 million in 2006, funded primarily with a portion of the proceeds from the sale of our interest in VALTIMET.  We had no borrowing activity during 2007.  Other significant items included in our cash flows from financing activities included:

•	dividends paid on our common stock of $13.7 million in 2007;

•	dividends paid to CEZUS of $2.2 million in 2005, $3.0 million in 2006 and $8.1 million in 2007;

•	dividends paid on our Series A Preferred Stock of $12.5 million in 2005, $7.2 million in 2006 and $5.6 million in 2007;

•	proceeds from the issuance of our common stock upon exercise of stock options of $6.4 million in 2005, $11.3 million in 2006 and $1.0 million in 2007; and

•	an income tax benefit of $9.9 million in 2006 and $2.1 million in 2007 related to the exercise of stock options.

Future cash requirements

Liquidity.  Our primary source of liquidity on an on-going basis is our cash flows from operating activities and borrowings under various credit facilities.  We generally use these amounts to (i) fund capital expenditures, (ii) repay indebtedness incurred primarily for working capital purposes and (iii) provide for the payment of dividends (including first quarter 2008 regular quarterly common stock dividends declared by our Board of Directors aggregating to $13.7 million).  From time-to-time we will incur indebtedness, generally to (i) fund short-term working capital needs, (ii) refinance existing indebtedness, (iii) make investments in marketable and other securities (including the acquisition of securities issued by our subsidiaries and affiliates) or (iv) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business.

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

At December 31, 2007, we had aggregate borrowing availability under our existing U.S and European credit facilities of $227.0 million, and we had an aggregate of $90.0 million of cash and cash equivalents.  Our U.S. credit facility matures in February 2011, and our U.K. credit facility matures in July 2010.  See Note 8 to the Consolidated Financial Statements.  Based upon our expectations of our operating performance, the anticipated demands on our cash resources, borrowing availability under our existing credit facilities and anticipated borrowing capacity after the maturity of these credit facilities, we expect to have sufficient liquidity to meet our obligations for the short-term (defined as the next twelve-month period) and our long-term obligations, including our planned capacity expansion projects, some of which are discussed below.  If actual developments differ from our expectations, our liquidity could be adversely affected.

Capital expenditures.  We currently estimate we will invest a total of approximately $120 million to $140 million for capital expenditures during 2008, primarily for improvements in and expansion of existing productive capacity.

We are currently expanding our melt capacity at our Morgantown, Witton and Savoie locations in response to industry demand trends, and we expect to complete these additions during 2008 and 2009.

We continue to evaluate additional opportunities to expand our productive capacity including capital projects, acquisitions or other investments which, if consummated, any required funding would be provided by borrowings under our U.S. or European credit facilities.

Contractual commitments.  As more fully described in Notes 14 and 15 to the Consolidated Financial Statements, we were a party to various agreements at December 31, 2007 that contractually commit us to pay certain amounts in the future.  The following table summarizes such contractual commitments that are enforceable and legally binding on us and that specify all significant terms, including pricing, quantity and date of payment:

	Payment Due Date
	2008	2009 / 2010	2011 / 2012	2013 & After	Total
	(In millions)

Operating leases	$5.7	$10.7	$9.1	$32.6	$58.1

Purchase obligations:
Raw materials (1)	147.9	203.1	267.7	789.0	1,407.7
Other (2)	101.0	32.2	31.9	85.4	250.5

Other contractual obligations (3)	8.5	0.6	0.3	-	9.4

	$263.1	$246.6	$309.0	$907.0	$1,725.7

(1)
These obligations generally relate to the purchase of titanium sponge pursuant to LTAs that expire at varying dates (as described in Item 1: Business) and various other open orders or commitments for purchase of raw materials.  Certain of the LTAs contain automatic renewal provisions; however, we have only included the purchase commitments associated with the initial terms of each LTA.

(2)
These obligations generally relate to contractual purchase obligations for conversion services, certain operating fees paid to CEZUS for use of a portion of its Ugine plant pursuant to an agreement expiring in 2015 (as described in Item 2: Properties), energy purchase obligations with BMI which expire in 2010 and various other open orders for purchase of energy, utilities and property and equipment.  These obligations are generally based on an average price and an assumed constant mix of products purchased, as appropriate.  All open orders are primarily for delivery in 2008.

(3)
These other obligations are recorded on our balance sheet as of December 31, 2007 and consist of an obligation under a worker’s compensation bond and capital and interest payments under capital lease agreements.  Additionally, we have an obligation to Contran under an intercorporate services agreement (“ISA”) which will be recorded ratably over the 2008 service period.  We expect to enter into an ISA annually with Contran subsequent to 2008.

The above table does not reflect any amounts that we might pay to fund our defined benefit pension plans and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs.  See Note 13 to the Consolidated Financial Statements and “Liquidity and Capital Resources - Defined benefit pension plans” and “Liquidity and Capital Resources - Postretirement benefit plans other than pensions.”

Off-balance sheet arrangements.  We do not have any off-balance sheet financing agreements other than the outstanding letters of credit and operating leases discussed in Notes 8 and 15 to our Consolidated Financial Statements.

Recent accounting pronouncements.  See Note 2 to the Consolidated Financial Statements.

Defined benefit pension plans.  As of December 31, 2007, we maintain three defined benefit pension plans – one each in the U.S., the U.K. and France.  The majority of the discussion below relates to the U.S. and U.K. plans, as the French plan is not material to our Consolidated Balance Sheets, Statements of Income or Statements of Cash Flows.

We recorded net consolidated pension expense of $7.9 million in 2005, $4.1 million in 2006 and $4.6 million in 2007.  Pension expense or income for these periods was calculated based upon a number of actuarial assumptions, most significant of which are the discount rate and the expected long-term rate of return.

The discount rate we utilize for determining pension expense or income and pension obligations is based on a review of long-term bonds (10 to 15 year maturities) that receive one of the two highest ratings given by recognized rating agencies, composite indices provided by our actuaries and discount rates derived from our expected cash flows for each of our U.S. defined benefit pension and OPEB plans.  Changes in our discount rate over the past three years reflect the fluctuations in such bond rates during that period.  We establish a rate that is used to determine obligations as of the year-end date and expense or income for the subsequent year.  We used the following discount rate assumptions for our defined benefit pension plans:

	Discount rates used for:
	Obligation at December 31, 2005 and expense in 2006	Obligation at December 31, 2006 and expense in 2007	Obligation at December 31, 2007 and expense in 2008
U.S. Plan	5.50%	5.90%	5.90%
U.K. Plan	4.75%	5.10%	5.60%

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

	Long-term rates of return used for pension expense for the year ended December 31:
	2006	2007	2008
U.S. Plan	10.00%	10.00%	10.00%
U.K. Plan	6.70%	6.50%	6.65%

Lowering the expected long-term rate of return on our U.S. plan’s assets by 0.5% (from 10.00% to 9.50%) would have decreased 2007 pension income by approximately $0.5 million, and lowering the discount rate assumption by 0.25% (from 5.90% to 5.65%) would have increased our U.S. plan’s 2007 pension income by approximately $0.1 million.  Lowering the expected long-term rate of return on our U.K. plan’s assets by 0.5% (from 6.50% to 6.00%) would have increased 2007 pension expense by approximately $1.0 million, and lowering the discount rate assumption by 0.25% (from 5.10% to 4.85%) would have increased our U.K. plan’s 2007 pension expense by approximately $1.1 million.

All of our U.S. plan’s assets are invested in the Combined Master Retirement Trust ("CMRT").  The CMRT is a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and related companies.  A sub account of the CMRT held 8.4% of TIMET common stock at December 31, 2007; however, our plan assets are invested only in the portion of the CMRT that does not hold TIMET common stock.  See Note 14 to the Consolidated Financial Statements.

The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons.  Mr. Simmons is the sole trustee of the CMRT.  The trustee of the CMRT, along with the CMRT’s investment committee, of which Mr. Simmons is a member, actively manage the investments of the CMRT.  The trustee and investment committee periodically change the asset mix of the CMRT based upon, among other things, advice from third-party advisors and their respective expectations as to what asset mix will generate the greatest overall return.  At December 31, 2007, the CMRT’s asset mix (based on an aggregate asset value of $757.1 million) was 90% U.S. equity securities, 8% foreign equity securities and 2% fixed income and other securities.  During 2005, 2006 and 2007, the assumed long-term rate of return for our U.S. plan assets that invested in the CMRT was 10%.  In determining the appropriateness of the long-term rate of return assumption, we considered, among other things, the historical rates of return of the CMRT, the current and projected asset mix of the CMRT and the investment objectives of the CMRT’s managers.  During the history of the CMRT from its inception in 1987 through December 31, 2007, the average annual rate of return earned by the CMRT, as calculated based on the average percentage change in the CMRT’s net asset value per CMRT unit for each applicable year, has been 14% (with an 11% return for 2007).

For our U.K. plan, as a result of market fluctuations experienced and the strategic movement toward our long-term funding and asset allocation strategies, actual asset allocation as of December 31, 2007 was 78% equity securities and 22% fixed income securities.  Our future expected long-term rate of return on plan assets for our U.K. plan is based on our target asset allocation assumption of 60% equity securities and 40% fixed income securities and all current contributions to the plan are invested wholly in fixed income securities in order to gradually affect the shift.  Based on various factors, including economic and market conditions, gains on the plan assets during each of the preceding years and projected asset mix, our assumed long-term rate of return for our pension expense was 7.10% for 2005, 6.70% for 2006 and 6.50% for 2007.  Because all contributions continue to be put into fixed income securities, we expect the asset mix for our U.K. plan to continue to move closer to the projected mix, which reflects a higher percentage of fixed income securities.

Although the expected rate of return is a long-term measure, we continue to evaluate our expected rate of return annually and adjust it as considered necessary.  Actual returns on plan assets for a given year that are greater than the assumed rates of return result in an actuarial gain, while actual returns on plan assets for a given year that are less than the assumed rates of return result in an actuarial loss.  All of these actuarial gains and losses are not recognized in earnings currently, but instead are deferred and amortized into income in the future as part of pension expense.  However, any actuarial gains generated in future periods reduce the negative amortization effect of any cumulative actuarial losses, while any actuarial losses generated in future periods reduce the favorable amortization effect of any cumulative actuarial gains.

Based on an expected rate of return on plan assets of 10.00%, a discount rate of 5.90% and various other assumptions, we estimate that our U.S. plan will have pension income of approximately $4.3 million in 2008.  A 0.25% increase or decrease in the discount rate would decrease or increase estimated pension income by approximately $0.1 million in 2008, respectively.  A 0.5% increase or decrease in the long-term rate of return would increase or decrease estimated pension income by approximately $0.5 million in 2008, respectively.

Based on an expected rate of return on plan assets of 6.65%, a discount rate of 5.60% and various other assumptions (including an exchange rate of $1.98/£1.00), we estimate that pension expense for our U.K. plan will approximate $6.5 million in 2008.  A 0.25% increase or decrease in the discount rate would decrease or increase estimated pension expense by approximately $1.1 million in 2008, respectively.  A 0.5% increase in the long-term rate of return would decrease estimated pension expense in 2008 by approximately $1.0 million, and conversely, a 0.5% decrease in the long-term rate of return would increase estimated pension expense in 2008 by approximately $1.0 million.  Actual future pension expense will depend on actual future investment performance, changes in future discount rates and various other factors related to the participants in our pension plans.

We made no cash contributions in 2005, $0.4 million in 2006 and $0.1 million in 2007 to our U.S. plan and cash contributions of approximately $9.1 million in 2005, $18.2 million in 2006 and $10.5 million in 2007 to our U.K. plan. The 2006 contribution to our U.K. plan included a $9.9 million discretionary contribution.  Based upon the current funded status of the plans and the actuarial assumptions being used for 2007, we believe that we will be required to make 2008 contributions of $9.6 million to our U.K. plan and none to the U.S. plan.

The fair value of the plans’ assets has increased significantly over the past three years based mainly on performance of each plans’ equity securities.  The fair value of the assets of the U.S. plan was $84.7 million at December 31, 2005, $93.6 million at December 31, 2006 and $98.4 million at December 31, 2007, and the fair value of the assets of the U.K. plan was $138.1 million at December 31, 2005, $189.5 million at December 31, 2006 and $202.6 million at December 31, 2007.

The combination of actual investment returns, changing discount rates and changes in other assumptions has a significant effect on our funded plan status (plan assets compared to projected benefit obligations).  The effect of positive investment returns and an increase in the discount rate increased the over-funded status of the U.S. plan from $5.3 million at December 31, 2005 to $17.9 million at December 31, 2006 and to $23.4 million at December 31, 2007.  In 2006 the effect of positive investment returns and an increase in the discount rate for our U.K. plan, more than offset the effect of the weakening dollar compared to the British pound sterling, thereby reducing the under-funded status of the U.K. plan from $54.8 million at December 31, 2005 to $51.1 million at December 31, 2006 and to $34.8 million at December 31, 2007.

Postretirement benefit plans other than pensions.  We provide limited OPEB benefits to a portion of our U.S. employees upon retirement.  We fund such OPEB benefits as they are incurred, net of any retiree contributions.  We paid OPEB benefits, net of retiree contributions, of $2.3 million in 2005, $1.8 million in 2006 and $1.3 million in 2007.

We recorded consolidated OPEB expense of $2.8 million in 2005, $3.6 million in 2006 and $3.1 million in 2007.  OPEB expense for these periods was calculated based upon a number of actuarial assumptions, most significant of which are the discount rate and the expected long-term health care trend rate.

The discount rate we utilize for determining OPEB expense and OPEB obligations is the same as that used for our U.S. pension plan.  Lowering the discount rate assumption by 0.25% (from 5.90% to 5.65%) would have had a nominal impact on our 2007 OPEB expense.

We estimate the expected long-term health care trend rate based upon input from specialists in this area, as provided by our actuaries.  In estimating the health care trend rate, we consider industry trends, our actual healthcare cost experience and our future benefit structure.  For 2007, we used a beginning health care trend rate of 7.17%.  If the health care trend rate were increased or decreased by 1.0% for each year, OPEB expense would have increased or decreased by approximately $0.3 million in 2007, respectively.  For 2008, we are using a beginning health care trend rate of 5.83%, which is projected to reduce to an ultimate rate of 4.0% in 2011.

Based on a discount rate of 5.90%, a health care trend rate as discussed above and various other assumptions, we estimate that OPEB expense will approximate $2.8 million in 2008.  A 0.25% increase or decrease in the discount rate would have a nominal impact on estimated OPEB expense in 2008.  A 1.0% increase or decrease in the health care trend rate for each year would increase or decrease the estimated service and interest cost components of OPEB expense by approximately $0.3 million in 2008, respectively.  Based upon the actuarial assumptions being used in 2007, we believe we will be required to pay OPEB benefits of $2.1 million in 2008, net of retiree contributions and a Medicare Part D Federal subsidy.

Environmental matters.  See “Business – Regulatory and environmental matters” in Item 1 and Note 15 to the Consolidated Financial Statements for a discussion of environmental matters.

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

See Notes 1 and 14 to the Consolidated Financial Statements for a discussion of certain related party transactions that we were a party to during 2005, 2006 and 2007.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rates.  We are exposed to market risk from changes in interest rates related to indebtedness.  We typically do not enter into interest rate swaps or other types of contracts in order to manage our interest rate market risk.  We had no outstanding bank indebtedness at December 31, 2006 and 2007.  Our borrowings accrue interest at variable rates, generally related to spreads over bank prime rates and LIBOR.  Because our bank indebtedness reprices with changes in market interest rates, the carrying amount of such debt is believed to approximate fair value.

Foreign currency exchange rates.  We are exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations.  We do not enter into currency forward contracts to manage our foreign exchange market risk associated with receivables, payables or indebtedness denominated in a currency other than the functional currency of the particular entity. See “Results of Operations – European operations” in Item 7 - MD&A for further discussion.

Commodity prices.  We are exposed to market risk arising from changes in commodity prices as a result of our long-term purchase and supply agreements with certain suppliers and customers.  These agreements, which offer various fixed or formula-determined pricing arrangements, effectively obligate us to bear (i) the risk of increased raw material and other costs to us that cannot be passed on to our customers through increased titanium product prices (in whole or in part) or (ii) the risk of decreasing raw material costs to our suppliers that are not passed on to us in the form of lower raw material prices.  However, our ability to offset increased material costs with higher selling prices increased in 2006 and 2007, as many of our LTAs have either expired or have been renegotiated with price adjustments that take into account raw material, labor and energy cost fluctuations.

Securities prices.  As of December 31, 2006 and 2007, we held certain marketable securities that are exposed to market risk due to changes in prices of the securities.  The aggregate market value of these equity securities was $56.8 million at December 31, 2006 and $2.7 million at December 31, 2007.  The potential change in the aggregate market value of these securities, assuming a 10% change in prices, would have been $5.7 million at December 31, 2006 and nominal at December 31, 2007.  See Note 4 to the Consolidated Financial Statements.

Interest bearing note receivable.  At December 31, 2007, we held a note receivable from CompX in the principal amount of $50.5 million.  Our note receivable accrues interest at variable rates, related to the spread over LIBOR.  Because our note receivable reprices with changes in market interest rates, the carrying amount of such note receivable is believed to approximate fair value.  See Note 4 to the Consolidated Financial Statements.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained in a separate section of this Annual Report.  See Index of Financial Statements on page F.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTINGAND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our Chief Executive Officer, and James W. Brown, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2007.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of December 31, 2007.

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

Management’s report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our evaluation of the effectiveness of our internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in internal control over financial reporting.  There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected our internal control over financial reporting.

Certifications.  Our chief executive officer is required to annually file a certification with the New York Stock Exchange (“NYSE”), certifying our compliance with the corporate governance listing standards of the NYSE.  During 2007, our chief executive officer filed such annual certification with the NYSE, which was not qualified in any respect, indicating that he was not aware of any violations by us of the NYSE corporate governance listing standards.  Our principal executive officer and principal financial officer are also required to, among other things, file quarterly certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act.  Such certifications for the year ended December 31, 2007 have been filed as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

ITEM 11:	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Proxy Statement. See also Note 14 to the Consolidated Financial Statements.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

(b)           Exhibits

The items listed in the Exhibit Index are included as exhibits to this Annual Report.  We have retained a signed original of any of these exhibits that contain signatures, and we will provide such exhibit to the Securities and Exchange Commission (“Commission”) or its staff upon request.  We will furnish a copy of any of the exhibits listed below upon request and payment of $4.00 per exhibit to cover the costs of furnishing the exhibits.  Such requests should be directed to the attention of our Investor Relations Department at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2007 will be furnished to the Commission upon request.

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

10.3*
1996 Long Term Performance Incentive Plan of Titanium Metals Corporation, incorporated by reference to Exhibit 10.19 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-18829).

10.4*
2005 Titanium Metals Corporation Profit Sharing Plan (Amended and Restated as of April 6, 2005), incorporated by reference to Appendix A to the Registrant’s Proxy Statement dated April 8, 2005 filed with the SEC on April 11, 2005.

10.5*	Amendment to the 2005 Titanium Metals Corporation Profit Sharing Plan (amended as of February 21, 2008), filed herewith.

10.6*
2008 Discretionary Bonus Plan (as of February 21, 2008), filed herewith.  Certain exhibits to this Exhibit 10.6 have not been filed; upon request, the Registrant will furnish supplementally to the Commission a copy of any omitted exhibit.

10.7
Intercorporate Services Agreement among Contran Corporation, Tremont LLC and Titanium Metals Corporation, effective as of January 1, 2004, incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.8	Intercorporate Services Agreement among Contran Corporation and Titanium Metals Corporation, effective as of January 1, 2008, filed herewith.

10.9**
General Terms Agreement between The Boeing Company and Titanium Metals Corporation, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on November 17, 2006.

10.10**
Special Business Provisions between The Boeing Company and Titanium Metals Corporation, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on November 17, 2006.

10.11**
Agreement for the Purchase and Supply of Materials between Titanium Metals Corporation and certain subsidiaries and Rolls-Royce plc and certain subsidiaries effective January 1, 2007, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.12
Agreement Regarding Shared Insurance by and between CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., NL Industries, Inc., Titanium Metals Corporation and Valhi, Inc. dated October 30, 2003, incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.13
Subscription Agreement executed October 5, 2004 but effective as of October 1, 2004 among NL Industries, Inc., TIMET Finance Management Company and CompX Group, Inc., incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of NL Industries, Inc. filed with the SEC on October 8, 2004.

10.14	Certificate of Incorporation of CompX Group, Inc., incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of NL Industries, Inc. filed with the SEC on October 8, 2004.

10.15*
Titanium Metals Corporation Amended and Restated 1996 Non-Employee Director Compensation Plan, as amended and restated effective May 23, 2006, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.16*
Employment Agreement between Titanium Hearth Technologies, Inc. and Charles H. Entrekin, Ph.D., effective January 1, 2007, incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.17
Access and Security Agreement between Titanium Metals Corporation and Haynes International, Inc. effective November 17, 2006, incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.  Certain exhibits to this Exhibit 10.20 have not been filed; upon request, the Registrant will furnish supplementally to the Commission, subject to the Registrant’s request for confidential treatment of portions thereof, a copy of any omitted exhibit.

10.18**
Conversion Services Agreement between Titanium Metals Corporation and Haynes International, Inc. effective November 17, 2006, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.19
Stock Purchase Agreement dated as of October 16, 2007 between TIMET Finance Management Company and CompX International Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CompX International Inc. with the SEC on October 22, 2007 (File No. 1-13905).

10.20
Agreement and Plan of Merger dated as of October 16, 2007 among CompX International Inc., CompX Group, Inc. and CompX KDL LLC, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CompX International Inc. with the SEC on October 22, 2007 (File No. 1-13905).

10.21
Form of Subordination Agreement among TIMET Finance Management Company, CompX International Inc., CompX Security Products, Inc., CompX Precision Slides Inc., CompX Marine Inc., Custom Marine Inc., Livorsi Marine Inc., Wachovia Bank, National Association as administrative agent for itself, Compass Bank and Comerica Bank, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by CompX International Inc. with the SEC on October 22, 2007 (File No. 1-13905).

10.22
Subordinated Term Loan Promissory Note dated October 26, 2007 executed by CompX International Inc. and payable to the order of TIMET Finance Management Company, incorporated by reference to Exhibit 10.4 to the Current Report of Form 8-K filed by CompX International Inc. with the SEC on October 30, 2007 (File No. 1-13905).

10.23**
Titanium Supply Agreement dated November 14, 2007 between Toho Titanium Co., Ltd. and Titanium Metals Corporation, filed herewith.  Certain exhibits and appendices to this Exhibit 10.23 have not been filed; upon request, the Registrant will furnish supplementally to the Commission, subject to the Registrant’s request for confidential treatment of portions thereof, a copy of any omitted exhibit.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Titanium Supply Agreement dated September 4, 2007 between Ardor (UK) Ltd. and Titanium Metals Corporation, filed herewith.

*      Management contract, compensatory plan or arrangement.
**      Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITANIUM METALS CORPORATION
(Registrant)

By /s/ Steven L. Watson
Steven L. Watson, February 28, 2008 Vice Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By /s/ Harold C. Simmons	By /s/ Terry N. Worrell
Harold C. Simmons, February 28, 2008 Chairman of the Board	Terry N. Worrell, February 28, 2008 Director

By /s/ Steven L. Watson	By /s/ Paul J. Zucconi
Steven L. Watson, February 28, 2008 Vice Chairman of the Board and Chief Executive Officer	Paul J. Zucconi, February 28, 2008 Director

By /s/ Keith R. Coogan	By /s/ James W. Brown
Keith R. Coogan, February 28, 2008 Director	James W. Brown, February 28, 2008 Vice President and Chief Financial Officer Principal Financial Officer

By /s/ Glenn R. Simmons	By /s/ Scott E. Sullivan
Glenn R. Simmons, February 28, 2008 Director	Scott E. Sullivan, February 28, 2008 Vice President and Controller Principal Accounting Officer

By /s/ Thomas P. Stafford
Thomas P. Stafford, February 28, 2008 Director

TITANIUM METALS CORPORATION

ANNUAL REPORT ON FORM 10-K
ITEMS 8and 15(a)

INDEX OF FINANCIAL STATEMENTS

Page

Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets – December 31, 2006 and 2007	F-3

Consolidated Statements of Income – Years ended December 31, 2005, 2006 and 2007	F-5

Consolidated Statements of Comprehensive Income – Years ended December 31, 2005, 2006 and 2007	F-6

Consolidated Statements of Cash Flows – Years ended December 31, 2005, 2006 and 2007	F-8

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December, 2005, 2006 and 2007	F-10

Notes to Consolidated Financial Statements	F-11

We omitted all schedules to the Consolidated Financial Statements because they are not applicable or the required amounts are either not material or are presented in the Notes to the Consolidated Financial Statements.

F

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Titanium Metals Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Titanium Metals Corporation and its subsidiaries at December 31, 2006 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits (which were integrated audits in 2007 and 2006).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for pension and other postretirement benefit obligations in 2006.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 28, 2008

TITANIUM METALS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	December 31,
ASSETS	2006	2007

Current assets:
Cash and cash equivalents	$29.4	$90.0
Accounts and other receivables, less
allowance of $1.4 and $1.8, respectively	213.0	209.9
Inventories	501.5	562.7
Refundable income taxes	-	14.5
Prepaid expenses and other	4.6	6.1
Deferred income taxes	9.1	14.6

Total current assets	757.6	897.8

Marketable securities	56.8	2.7
Note receivable from affiliate	-	50.5
Property and equipment, net	329.8	382.0
Pension asset	17.9	23.3
Deferred income taxes	3.5	2.6
Other	51.3	61.0

Total assets	$1,216.9	$1,419.9

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In millions, except per share data)

	December 31,
LIABILITIES, MINORITY INTEREST AND	2006	2007
STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$87.8	$72.6
Accrued and other current liabilities	82.0	87.7
Customer advances	18.7	17.4
Income taxes payable	22.0	-
Deferred income taxes	0.6	-

Total current liabilities	211.1	177.7

Accrued OPEB cost	28.0	29.3
Accrued pension cost	52.2	36.0
Deferred income taxes	17.8	11.3
Other	7.6	9.0

Total liabilities	316.7	263.3

Minority interest	21.3	23.9

Stockholders’ equity:
Series A Preferred Stock, $0.01 par value; $4.6 millionliquidation preference; 4.0 million shares authorized, 1.7 and 0.1 million shares issued and outstanding, respectively	75.0	4.1
Common stock, $0.01 par value; 200 million shares authorized, 161.5 and 183.0 million shares issued and outstanding, respectively	1.6	1.8
Additional paid-in capital	484.4	558.2
Retained earnings	340.3	589.0
Accumulated other comprehensive loss	(22.4)	(20.4)

Total stockholders’ equity	878.9	1,132.7

Total liabilities, minority interest and stockholders’ equity	$1,216.9	$1,419.9

Commitments and contingencies (Note 15)

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Year ended December 31,
	2005	2006	2007

Net sales	$749.8	$1,183.2	$1,278.9
Cost of sales	550.4	747.1	831.5

Gross margin	199.4	436.1	447.4

Selling, general, administrative and development expense	53.6	67.0	69.0
Other income (expense), net	25.3	13.7	(6.4)

Operating income	171.1	382.8	372.0

Interest expense	4.0	3.4	2.6
Other non-operating income, net	18.2	39.0	24.2

Income before income taxes and minority interest	185.3	418.4	393.6

Provision for income taxes	24.5	128.4	116.9
Minority interest in after tax earnings	4.9	8.7	8.5

Net income	155.9	281.3	268.2

Dividends on Series A Preferred Stock	12.2	6.8	5.1

Net income attributable to common stockholders	$143.7	$274.5	$263.1

Earnings per share attributable to commonstockholders:
Basic	$1.10	$1.77	$1.62
Diluted	$0.86	$1.53	$1.46

Weighted average shares outstanding:
Basic	130.8	155.0	162.8
Diluted	181.7	183.8	184.3

Cash dividend declared per common share	$-	$-	$0.075

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year ended December 31,
	2005	2006	2007

Net income	$155.9	$281.3	$268.2

Other comprehensive income (loss), net of tax:

Currency translation adjustment	(11.8)	12.8	9.5

Unrealized gains (losses) and reclassification adjustment on marketable securities	(3.0)	10.3	(19.9)

Pension plans	-	-	12.0

OPEB plan	-	-	0.4

TIMET’s share of VALTIMET SAS’s unrealized net gains (losses) on derivative financial instruments qualifying as cash flow hedges	(0.6)	0.5	-

Additional minimum pension liabilities	17.2	0.1	-

Total other comprehensive income	1.8	23.7	2.0

Comprehensive income	$157.7	$305.0	$270.2

Currency translation adjustment:
Beginning of year	$16.8	$5.0	$17.8
Change during year	(11.8)	16.3	9.5
Reclassification adjustment to eliminate the cumulative effects of VALTIMET	-	(3.5)	-
End of year	$5.0	$17.8	$27.3

Unrealized gains on marketable securities:
Beginning of year	$12.6	$9.6	$19.9
Reclassification adjustment for realized gain included in net income	-	-	(18.3)
Change during year	(3.0)	10.3	(1.6)
End of year	$9.6	$19.9	$-

Pension plans:
Beginning of year	$-	$-	$(53.4)
Amortization of prior service cost and net losses included in net periodic pension cost	-	-	2.9
Net actuarial gain arising during year	-	-	9.1
Adoption of SFAS 158	-	(53.4)	-
End of year	$-	$(53.4)	$(41.4)

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (CONTINUED)
(In millions)

	Year ended December 31,
	2005	2006	2007

OPEB plan:
Beginning of year	$-	$-	$(6.7)
Amortization of prior service cost and net losses included in net OPEB expense	-	-	0.3
Net actuarial gain arising during year	-	-	0.1
Adoption of SFAS 158	-	(6.7)	-
End of year	$-	$(6.7)	$(6.3)

TIMET’s share of VALTIMET’s unrealized net gains (losses) on derivative financial instruments qualifying as cash flow hedges:
Beginning of year	$0.1	$(0.5)	$-
Change during year	(0.6)	(1.1)	-
Reclassification adjustment to eliminate the cumulative effects of VALTIMET	-	1.6	-
End of year	$(0.5)	$-	$-

Additional minimum pension liabilities:
Beginning of year	$(69.5)	$(52.3)	$-
Change during year	17.2	0.1	-
Adoption of SFAS 158	-	52.2	-
End of year	$(52.3)	$-	$-

Total accumulated other comprehensive loss:
Beginning of year	$(40.0)	$(38.2)	$(22.4)
Comprehensive income, net of tax	1.8	23.7	2.0
Adoption of SFAS 158	-	(7.9)	-
End of year	$(38.2)	$(22.4)	$(20.4)

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year ended December 31,
	2005	2006	2007
Cash flows from operating activities:
Net income	$155.9	$281.3	$268.2
Depreciation and amortization	31.5	34.1	41.1
Gain on sale of marketable securities	-	-	(18.3)
Gain on sale of VALTIMET	-	(40.9)	-
(Gain) loss on disposal of property and equipment	(12.2)	0.8	7.7
Equity in earnings of joint ventures, net of distributions	(5.0)	(10.7)	-
Deferred income taxes	2.1	10.3	(14.7)
Excess tax benefit on stock option exercises	-	(9.9)	(2.1)
Minority interest	4.9	8.8	8.4
Other, net	-	-	2.5
Change in assets and liabilities:
Receivables	(52.6)	(61.3)	7.7
Inventories	(108.8)	(121.3)	(51.4)
Prepaid conversion services	-	(50.0)	-
Accounts payable and accrued liabilities	35.4	28.6	(10.6)
Customer advances	9.2	1.9	(2.0)
Income taxes	14.4	18.2	(35.5)
Pensions and other postretirement benefit plans	0.7	(9.1)	(9.6)
Other, net	(2.6)	(1.7)	0.7

Net cash provided by operating activities	72.9	79.1	192.1

Cash flows from investing activities:
Capital expenditures	(61.1)	(100.9)	(100.9)
Proceeds from sale of VALTIMET	-	75.0	-
Principal payments on receivable from affiliate	-	-	2.6
Other, net	(0.4)	(0.6)	(9.9)

Net cash used in investing activities	(61.5)	(26.5)	(108.2)

Cash flows from financing activities:
Indebtedness:
Borrowings	373.4	639.2	-
Repayments	(365.1)	(691.9)	-
Dividends paid on common stock	-	-	(13.7)
Dividends paid to minority shareholder	(2.2)	(3.0)	(8.1)
Dividends paid on Series A Preferred Stock	(12.5)	(7.2)	(5.6)
Issuance of common stock	6.4	11.3	1.0
Excess tax benefits of stock option exercises	-	9.9	2.1
Other, net	-	(0.8)	(0.2)

Net cash used in financing activities	-	(42.5)	(24.5)

Net cash provided by operating, investing and financing activities	$11.4	$10.1	$59.4

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)

	Year ended December 31,
	2005	2006	2007

Cash and cash equivalents:
Net increase (decrease) from:
Operating, investing and financing activities	$11.4	$10.1	$59.4
Effect of exchange rate changes on cash	(1.0)	1.7	1.2

Net cash provided during year	10.4	11.8	60.6
Cash and cash equivalents at beginning of year	7.2	17.6	29.4

Cash and cash equivalents at end of year	$17.6	$29.4	$90.0

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$3.4	$3.4	$2.8
Income taxes, net	$7.9	$100.1	$165.9

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In millions)

	Common Shares	Common Stock	Series A Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at January 1, 2005	127.3	$1.3	$173.6	$349.7	$(77.0)	$(40.0)	$(1.2)	$406.4
Net income	-	-	-	-	155.9	-	-	155.9
Other comprehensive income	-	-	-	-	-	1.8	-	1.8
Issuance of common stock	2.2	-	-	6.6	-	-	-	6.6
Conversion of Series A Preferred Stock and BUCS	12.4	0.1	(41.1)	41.1	-	-	-	0.1
Treasury stock retirement	-	-	-	(1.0)	(0.2)	-	1.2	-
Tax benefit of stock options exercised and restricted stock vested	-	-	-	3.9	-	-	-	3.9
Dividends declared on Series A Preferred Stock	-	-	-	-	(12.5)	-	-	(12.5)

Balance at December 31, 2005	141.9	$1.4	$132.5	$400.3	$66.2	$(38.2)	$-	$562.2
Net income	-	-	-	-	281.3	-	-	281.3
Other comprehensive income	-	-	-	-	-	23.7	-	23.7
Issuance of common stock	2.4	-	-	11.2	-	-	-	11.2
Conversion of Series A Preferred Stock and BUCS	17.2	0.2	(57.5)	63.0	-	-	-	5.7
Tax benefit of stock options exercised	-	-	-	9.9	-	-	-	9.9
Change in accounting - SFAS 158	-	-	-	-	-	(7.9)	-	(7.9)
Dividends declared on Series A Preferred Stock	-	-	-	-	(7.2)	-	-	(7.2)

Balance at December 31, 2006	161.5	$1.6	$75.0	$484.4	$340.3	$(22.4)	$-	$878.9
Net income	-	-	-	-	268.2	-	-	268.2
Other comprehensive income	-	-	-	-	-	2.0	-	2.0
Issuance of common stock	0.2	-	-	1.0	-	-	-	1.0
Conversion of Series A Preferred Stock	21.3	0.2	(70.9)	70.7	-	-	-	-
Tax benefit of stock options exercised	-	-	-	2.1	-	-	-	2.1
Dividends declared on Series A Preferred Stock	-	-	-	-	(5.6)	-	-	(5.6)
Dividends declared on common stock	-	-	-	-	(13.7)	-	-	(13.7)
Change in accounting – FIN 48	-	-	-	-	(0.2)	-	-	(0.2)
Balance at December 31, 2007	183.0	$1.8	$4.1	$558.2	$589.0	$(20.4)	$-	$1,132.7

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation and organization

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

Organization.  At December 31, 2007, Contran Corporation and subsidiaries held 27.9% of our outstanding common stock, and the Combined Master Retirement Trust (“CMRT”), a trust sponsored by Contran to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Contran and certain related companies, held an additional 8.4% of our common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons.  In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT.  At December 31, 2007, Mr. Simmons and his spouse owned an aggregate of 15.4% of our outstanding common stock.  Consequently, Mr. Simmons may be deemed to control each of Contran and us.

Stock splits.  We effected two-for-one splits of our common stock on September 6, 2005, February 16, 2006 and May 15, 2006.  All share and per share disclosures for all periods presented have been adjusted to give effect to all of these stock splits.

Note 2 – Summary of significant accounting policies

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.  We use estimates in accounting for, among other things, allowances for uncollectible accounts, inventory costing and allowances, environmental accruals, self insurance accruals, deferred tax valuation allowances, loss contingencies, valuation and impairment of financial instruments, the determination of sales discounts and other rate assumptions for pension and postretirement employee benefit costs, asset impairments, useful lives of property and equipment, asset retirement obligations, restructuring accruals and other special items.  Actual results may, in some instances, differ from previously estimated amounts.  We review estimates and assumptions periodically, and the effects of revisions are reflected in the period they are determined to be necessary.

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

Inventories and cost of sales. We state inventories at the lower of cost or market generally based on the specific identification cost method, with certain raw materials stated based on the average cost method.  Inventories include the costs for raw materials, the cost to manufacture the raw materials into finished goods and overhead.  Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance and depreciation, shipping and handling, and salaries and benefits associated with our manufacturing process.  As inventory is sold to third parties, we recognize the cost of sales in the same period that the sale occurs.  We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use, and we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based upon assumptions about alternative uses, market conditions and other factors.

Investments.  We classify our marketable securities as available-for-sale securities which are carried at fair value based upon quoted market prices, which represent level one inputs as defined in Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, with unrealized gains and/or losses included in stockholders’ equity as a component of other comprehensive income.  We base realized gains and losses upon the specific identification of the securities sold.

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

Property, equipment and depreciation. We state property and equipment at cost.  We record depreciation expense on the straight-line method over the estimated useful lives of 5 to 30 years for buildings and building improvements and two to 25 years for machinery and equipment.  We amortize capitalized software costs over the software’s estimated useful life, generally three to five years.  We expense maintenance (including planned major maintenance), repairs and minor renewals as incurred and include such expenses in cost of sales.  We capitalize major improvements.  We capitalized interest cost incurred on bank debt of approximately $0.6 million during 2005 and $1.7 million during 2006.

In addition, we recognize the fair value of a liability for an asset retirement obligation during the period in which the liability becomes reasonably estimable, with an offsetting increase in the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its future value, and the capitalized cost is depreciated over the remaining useful life of the related asset.  Other than the asset retirement obligations recognized as of December 31, 2007 (which are not material), the settlement dates and methods of any other asset retirement obligations identified at any of our locations are indeterminate and, therefore, we cannot reasonably estimate the fair value of such liability.  We are aware of the existence of asbestos and other environmental contaminants at certain owned facilities, and other instances of asbestos or other environmental contaminants may be identified in the future.  If in the future we decide, among other things, to undergo a major renovation or demolish a property containing the asbestos or other contaminants, our obligation to remove and dispose of or remediate such contaminants in accordance with the applicable environmental regulations may become reasonably estimable.

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

Fair value of financial instruments. Carrying amounts of certain of our financial instruments including, among others, cash and cash equivalents and accounts receivable, approximate fair value because of their short maturities.  We carry our investments in marketable equity securities at fair value based upon quoted market prices, and the carrying value of our note receivable from an affiliate approximates fair value because it bears interest at a variable market rate.

Translation of foreign currencies. We translate the assets and liabilities of our subsidiaries whose functional currency is deemed to be other than the U.S. dollar at year-end rates of exchange, while we translate their revenues and expenses at average exchange rates prevailing during the year.  We accumulate the resulting translation adjustments in the currency translation adjustments component of other comprehensive income (loss).  We recognize currency transaction gains and losses in income in the period they are incurred.  We recognized net currency transaction gains of $2.3 million in 2005, losses of $4.0 million in 2006 and losses of $1.2 million in 2007.

Employee benefit plans. Accounting and funding policies for retirement plans and postretirement benefits other than pensions (“OPEB”) are described in Note 13.

Revenue recognition. We record sales revenue when we have certified that our product meets the related customer specifications, the product has been shipped, and title and all the risks and rewards of ownership have passed to the customer.  We record payments we receive from customers in advance of these criteria being met as customer advances or deferred revenue, depending on our products’ stage of completion, until earned.  For inventory consigned to customers, we recognize sales revenue when (i) the terms of the consignment end, (ii) we have completed performance of all significant obligations and (iii) title and all of the risks and rewards of ownership have passed to the customer.  We include amounts charged to customers for shipping and handling in net sales.  We state sales revenue net of price and early payment discounts.  We report any tax assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue-producing activities (such as sales, use, value added and excise taxes) on a net basis (meaning we do not recognize these taxes either in our revenues or in our costs and expenses).

Research and development. We recognize research and development expense, which includes activities directed toward expanding the use of titanium and titanium alloys in all market sectors, as incurred, and we classify research and development expense as part of selling, general, administrative and development expense.  We recognized research and development expense of $3.2 million in 2005, $4.7 million in 2006 and $4.2 million in 2007.  We record any related engineering and experimentation costs associated with ongoing commercial production in cost of sales.

Self-insurance.  We are self-insured for certain exposures relating to employee and retiree medical benefits and workers’ compensation claims.  We purchase insurance from third-party providers, which limits our maximum exposure to $0.3 million per occurrence for employee medical benefit claims and $0.5 million per occurrence for workers’ compensation claims.  We paid $12.7 million during both 2005 and 2006 and $14.8 million during 2007 related to employee medical benefits.  We also paid $0.4 million during 2005 and $1.1 million during both 2006 and 2007 related to workers’ compensation claims.  Additionally, we maintain insurance from third-party providers for automobile, property, product, fiduciary and other liabilities, which are subject to various deductibles and policy limits typical to these types of insurance policies.   See Note 14 for discussion of policies provided by related parties.

Income taxes. We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of our assets and liabilities, including investments in our subsidiaries and affiliates who are not members of our U.S. Federal income tax group and undistributed earnings of foreign subsidiaries which are not permanently reinvested.  The earnings of our foreign subsidiaries subject to permanent reinvestment plans aggregated $153.0 million at December 31, 2006 and $179.8 million at December 31, 2007.  It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to such earnings due to the complexities associated with the U.S. taxation on earnings of foreign subsidiaries repatriated to the U.S.  We periodically evaluate our deferred income tax assets and recognize a valuation allowance based on the estimate of the amount of such deferred tax assets which we believe does not meet the more-likely-than-not recognition criteria.  See Note 12.

Recent accounting pronouncements.  In the third quarter of 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS 158 requires us to recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension and postretirement benefit plans on our Consolidated Balance Sheets.  This standard did not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost we recognize in net income.  We adopted the asset and liability recognition and disclosure requirements of this standard effective December 31, 2006 on a prospective basis, in which we recognized through accumulated other comprehensive income all of our prior unrecognized gains and losses and prior service costs or credits, net of tax, as of December 31, 2006.  We now recognize all changes in the funded status of these plans through comprehensive income, net of tax.  Any future changes will be recognized either in net income, to the extent they are reflected in periodic benefit cost, or through other comprehensive income.  To the extent the net periodic benefit cost includes amortization of actuarial losses and prior service cost, which were previously recognized as a component of accumulated other comprehensive income at December 31, 2006, the effect on retained earnings, net of income taxes, was offset by a change in accumulated other comprehensive income.  See Note 13.

On January 1, 2007, we adopted FASB Interpretation No. (“FIN”) 48, Accounting for Uncertain Tax Positions.  FIN 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves.  Among other things, FIN 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.  FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  We are required to classify any future reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.  Our adoption of FIN 48 did not have a material impact on our consolidated financial position or results of operations.  Upon adopting FIN 48, we recognized a $0.2 million decrease to retained earnings.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during 2007 was not material and at December 31, 2007 we had $0.2 million accrued for interest and an immaterial amount accrued for penalties for our uncertain tax positions.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2007:

Amount
(in millions)
Unrecognized tax benefits:
Amount at adoption of FIN 48	$2.2
Gross decreases in tax positions taken in prior periods	(0.5)
Gross increases in tax positions taken in current period	0.2
Settlements with taxing authorities – cash paid	(0.1)

Amount at December 31, 2007	$1.8

If our uncertain tax positions were recognized, a benefit of $0.4 million would affect our effective income tax rate from continuing operations.  We currently estimate that our unrecognized tax benefits will decrease by approximately $0.6 million during the next twelve months due to the reversal of certain timing differences and the resolution of certain examination and filing procedures related to one or more of our subsidiaries.

We file income tax returns in various U.S. Federal, state and local jurisdictions.  We also file income tax returns in various foreign jurisdictions, principally in the United Kingdom, Italy, France and Germany.  Our domestic income tax returns prior to 2004 are generally considered closed to examination by applicable tax authorities.  Our foreign income tax returns are generally considered closed to examination for years prior to 2001 for the United Kingdom, 2003 for Italy and Germany and 2004 for France.

In the third quarter of 2006 the FASB issued SFAS 157, which will become effective for us on January 1, 2008.  SFAS 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements.  SFAS 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 which will delay the provisions of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We will be required to ensure all of our fair value measurements are in compliance with SFAS 157 on a prospective basis beginning in the first quarter of 2008, except for fair value measurements of non-financial assets and liabilities, which will be required to be in compliance with SFAS 157 prospectively beginning in the first quarter of 2009.  In addition, we will be required to expand our disclosures regarding the valuation methods and level of inputs we utilize in the first quarter of 2008, except for the valuation methods and levels of input for non-financial assets and liabilities, which will require disclosure in the first quarter of 2009.  The adoption of this standard is not expected to have a material effect on our consolidated financial position or results of operations.

In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an item-by-item basis, is irrevocable unless a new election date occurs and is applied to the entire item and not to only specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than investments in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS 159 first becomes effective for the company.  If we elect to measure eligible items at fair value under the standard, we would be required to present certain additional disclosures for each item we elect.  SFAS 159 becomes effective for us on January 1, 2008, and we have not chosen to apply SFAS 159 early.  We currently do not have any material item which is eligible to be measured at fair value under the new standard.  Therefore, we currently do not expect this standard to have a material effect on our consolidated financial position or results of operations.

In the fourth quarter of 2007 the FASB issued SFAS No. 141 (R), Business Combinations.  SFAS 141 (R) applies to us prospectively for business combinations that close in 2009 and beyond.  SFAS 141 (R) expands the definition of a business combination to include more transactions, including some asset purchases, and requires an acquirer to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value with limited exceptions.  SFAS 141 (R) also requires that acquisition costs be expensed as incurred and restructuring costs that are not a liability of the acquiree at the date of the acquisition be recognized in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  Due to the unpredictable nature of business combinations and the prospective application of this statement, we are unable to predict the impact of the statement on our consolidated financial position or results of operations.

Also in the fourth quarter of 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.  SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  On a prospective basis, any changes in ownership will be accounted for as equity transactions with no gain or loss recognized on the transactions unless there is a change in control.  Under existing GAAP, such changes in ownership generally result either in the recognition of additional goodwill (for an increase in ownership) or a gain or loss included in the determination of net income (for a decrease in ownership).  SFAS 160 standardizes the presentation of noncontrolling interest as a component of equity on the balance sheet and on a net income basis in the statement of income.  SFAS 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. Those expanded disclosures include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent.  SFAS 160 will be effective for us on a prospective basis in the first quarter of 2009.  We will be required to reclassify our balance sheet and statement of income to conform to the new presentation requirements and to include the expanded disclosures at this time.  Because the new method of accounting for changes in ownership applies on a prospective basis, we are unable to predict the impact of the statement on our consolidated financial position or results of operations. However, to the extent we have subsidiaries that are not wholly owned at the date of adoption, any subsequent increase in ownership of such subsidiaries for an amount of consideration that exceeds the then-carrying value of the noncontrolling interest related to the increased ownership would result in a reduction in the amount of equity attributable to our shareholders.

Note 3 – Inventories

	December 31,
	2006	2007
	(In millions)

Raw materials	$134.0	$121.8
Work-in-process	239.4	268.7
Finished products	93.5	125.8
Inventory consigned to customers	16.9	23.0
Supplies	17.7	23.4

Total inventories	$501.5	$562.7

Note 4 – Marketable securities

Our marketable securities consist of investments in related parties.  CompX International, Inc., NL Industries, Inc. and Kronos Worldwide, Inc. are each majority owned subsidiaries of Valhi Inc., a 93% owned subsidiary of Contran.  The following table summarizes our marketable securities as of December 31, 2006 and 2007:

Marketable security	Shares	Market value	Cost basis	Unrealized gains (losses)
	(in millions)
As of December 31, 2006:
CompX	2.7	$54.3	$34.2	$20.1
NL	0.2	2.3	2.5	(0.2)
Kronos	-	0.2	0.2	-

Total marketable securities		$56.8	$36.9	$19.9

As of December 31, 2007:
NL	0.2	$2.5	$2.5	$-
Kronos	-	0.2	0.2	-

Total marketable securities		$2.7	$2.7	$-

On October 26, 2007, after approval by the independent members of our board of directors, CompX acquired all of our minority common stock ownership position in CompX for $19.50 per share, a recent price at which CompX had been repurchasing its stock in open market transactions, or an aggregate of $52.6 million.  As consideration for the shares, CompX issued a $52.6 million subordinated promissory note to us.  The note bears interest at LIBOR plus 1%, requires quarterly principal payments of $0.3 million beginning September 30, 2008 and is subordinate to any outstanding balance under CompX’s U.S. revolving bank credit facility.  CompX may make principal prepayments at any time, in any amount, without penalty, and during 2007, CompX made principal prepayments of $2.6 million.  Any outstanding principal balance becomes due upon maturity in September 2014.  See Note 14.  As a result of the sale, we realized an $18.3 million after-tax capital gain ($0.10 per diluted share) on the disposition of these CompX shares in the fourth quarter of 2007.

At December 31, 2006 and 2007, we held approximately 0.5% of NL’s outstanding common stock and less than 0.1% of Kronos’ outstanding common stock.  Valhi and NL hold an aggregate of approximately 95% of Kronos’ outstanding common stock at December 31, 2007.  During 2006 and 2007, CompX and Kronos each paid cash dividends on their respective common stock.

During the first quarter of 2008, we purchased 0.5 million shares of Valhi common stock, in a series of market transactions for an aggregate of $7.8 million.

Note 5 – Property and equipment

	December 31,
	2006	2007
	(In millions)

Land and improvements	$9.3	$11.6
Buildings and improvements	41.6	55.0
Information technology systems	66.0	70.3
Manufacturing equipment and other	376.2	455.8
Construction in progress	103.4	88.7

Total property and equipment	596.5	681.4

Less accumulated depreciation	266.7	299.4

Total property and equipment, net	$329.8	$382.0

Note 6 – Other noncurrent assets

	December 31,
	2006	2007
	(In millions)

Prepaid conversion services	$49.7	$47.2
Other	1.6	13.8

Total prepaid and other noncurrent assets	$51.3	$61.0

During the fourth quarter of 2006, we entered into a 20-year conversion services agreement with Haynes International, Inc., whereby Haynes has agreed to provide us with up to 4,500 metric tons of titanium mill rolling services at their facility, and we have the option of increasing the output capacity to 9,000 metric tons.  Under the agreement, we paid Haynes $50.0 million in return for the dedicated rolling capacity.  We are ratably amortizing the $50.0 million we paid for the conversion services into the cost of the applicable inventory rolled by Haynes over the 20-year term of the agreement.

Note 7 – Accrued and other current liabilities

	December 31,
	2006	2007
	(In millions)

Employee related	$46.4	$45.5
Deferred revenue	6.9	14.3
Scrap purchases	8.9	4.6
Taxes, other than income	6.7	7.3
Other	13.1	16.0

Total accrued liabilities	$82.0	$87.7

Under the terms of our long-term agreements (“LTAs”) with certain of our customers, our customers are required to purchase from us a buffer inventory of titanium products for use by us in the production of titanium products ordered by the customer in the future.  Generally, as the related inventory is placed into buffer, the customer is billed and takes title to the inventory, although we could retain an obligation to further process the material as directed by the customer.  Accordingly, we defer the recognition of the revenue and costs of sales on the buffer inventory until the final mill product is delivered to the customer.  As of December 31, 2006 and 2007, $6.8 million and $14.1 million of our deferred revenue related to the buffer inventory, respectively.  The related buffer inventory is included in our inventory consigned to others in Note 3.

Note 8 – Bank debt

We have a $175 million U.S. long-term credit agreement (the “U.S. Facility”) collateralized primarily by our U.S. accounts receivable, inventory, personal property, intangible assets and a negative pledge on our U.S. fixed assets.  The U.S. Facility matures in February 2011, and borrowings under the U.S. Facility accrue interest at the U.S. prime rate or varying LIBOR-based rates based on a quarterly ratio of outstanding debt to EBITDA as defined by the agreement.  We had no outstanding borrowings under the U.S. Facility as of December 31, 2006 and 2007.  The U.S. Facility also provides for the issuance of up to $10 million of letters of credit.

The U.S. Facility contains certain restrictive covenants that, among other things, limit or restrict our ability to incur debt, incur liens, make investments, make capital expenditures or pay dividends.  The U.S. Facility also requires compliance with certain financial covenants, including minimum tangible net worth, a fixed charge coverage ratio and a leverage ratio, and contains other covenants customary in lending transactions of this type including cross-default provisions with respect to our debt and obligations.  Borrowings under the U.S. Facility are limited to the lesser of $175 million or a formula-determined amount based upon U.S. accounts receivable, inventory and fixed assets (subject to pledging fixed assets).  The formula-determined amount only applies if borrowings exceed 60% of the commitment amount or the leverage ratio exceeds a certain level, but based on our outstanding borrowings and leverage ratio at December 31, 2006 and 2007, the formula determined borrowing ceiling was not applicable at December 31, 2006 and 2007 since we had no borrowings outstanding.  We were in compliance with all such covenants during the years ended December 31, 2006 and 2007.

In August 2007, TIMET U.K. terminated its previous credit facility and entered into a new working capital credit facility (the “New U.K. Facility”) that expires on July 31, 2010.  Under the New U.K. facility, TIMET U.K. may borrow up to £22.5 million, subject to a formula-determined borrowing base derived from the value of accounts receivable, inventory and property, plant and equipment.  Borrowings under the New U.K. Facility can be in various currencies, including U.S. dollars, British pounds sterling and euros and are collateralized by substantially all of TIMET U.K.’s assets.  Interest on outstanding borrowings generally accrues at rates that vary from 1.125% to 1.375% above the lender’s published base rate.  Under our previous U.K. credit facility, our borrowings were limited to the lesser of £22.5 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and property, plant and equipment.  The credit agreement included revolving and term loan facilities and an overdraft facility and required the maintenance of certain financial ratios and amounts, including a minimum net worth covenant and other covenants customary in lending transactions of this type.  We had no outstanding borrowings under either U.K. facility at December 31, 2006 and 2007.  The New U.K. Facility also contains financial ratios and covenants customary in lending transactions of this type, including a minimum net worth covenant.  TIMET U.K. was in compliance with all covenants during the years ended December 31, 2006 and 2007.

We also have overdraft and other credit facilities at certain of our other European subsidiaries.  These facilities accrue interest at various rates and are payable on demand, and as of December 31, 2006 and 2007, there were no outstanding borrowings under these facilities.  Our consolidated borrowing availability under our U.S., U.K. and other European credit facilities aggregated to $227.0 million as of December 31, 2007.

As of December 31, 2007, we had $4.7 million of letters of credit outstanding under our U.S. Facility which were required by various utilities and government entities for performance and insurance guarantees, and we had $9.4 million of letters of credit outstanding under our European credit facilities as collateral under certain inventory purchase contracts.  These letters of credit reduce our borrowing availability under our credit facilities.

Note 9 – Minority interest

Minority interest relates principally to our 70%-owned French subsidiary, TIMET Savoie, S.A..  Compagnie Européenne du Zirconium-CEZUS, S.A. (“CEZUS”) holds the remaining 30% interest in TIMET Savoie.  We have the right to purchase CEZUS’ interest in TIMET Savoie for 30% of TIMET Savoie’s equity determined under French accounting principles, or $22.9 million as of December 31, 2007.  CEZUS has the right to require us to purchase its interest in TIMET Savoie for 30% of TIMET Savoie’s registered capital, or $3.2 million as of December 31, 2007.  TIMET Savoie made dividend payments to CEZUS of $3.0 million in 2006 and $8.1 million in 2007.

Note 10 – Stockholders’ equity

Preferred stock. At December 31, 2007, we were authorized to issue 10 million shares of preferred stock.  Our Board of Directors determines the rights of preferred stock as to, among other things, dividends, liquidation, redemption, conversions and voting rights.

Prior to 2005, we issued 3.9 million shares of our Series A Preferred Stock in exchange for 3.9 million of our previously issued 6.625% mandatorily redeemable convertible preferred securities, beneficial unsecured convertible securities (“BUCS”).  Each share of the Series A Preferred Stock is convertible, at any time, at the option of the holder thereof, at a conversion price of $3.75 per share of our common stock (equivalent to a conversion rate of thirteen and one-third shares of common stock for each share of Series A Preferred Stock), with any partial shares paid in cash.  The conversion rate is subject to adjustment if certain events occur, including, but not limited to, a stock dividend on our common stock, subdivisions or certain reclassifications of our common stock or the issuance of warrants to holders of our common stock.

Our Series A Preferred Stock is not mandatorily redeemable but is redeemable at our option at any time after September 1, 2007.  Holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends at the rate of 6.75% of the $50 per share liquidation preference per annum per share (equivalent to $3.375 per annum per share), when, as and if declared by our board of directors.  Whether or not declared, cumulative dividends on Series A Preferred Stock are deducted from net income to arrive at net income attributable to common stockholders.  Our U.S. Facility contains certain financial covenants that may restrict our ability to make dividend payments on the Series A Preferred Stock.

During 2005, 2006 and 2007, an aggregate of 0.9 million, 1.3 million and 1.6 million shares of our Series A Preferred Stock were converted into 12.4 million, 17.2 million and 21.3 million shares of our common stock, respectively.  As a result of these conversions, approximately 0.1 million shares of Series A Preferred Stock remain outstanding as of December 31, 2007.

Common stock.  On February 15, 2006, we amended our certificate of incorporation to increase the number of authorized shares of common stock from 90 million to 200 million shares.  Our U.S. Facility limits the payment of common stock dividends under certain circumstances.  Regular quarterly dividends may be paid in the future when, as and if declared by our board of directors.

During 2005 and 2006, all of the BUCS that were not exchanged for shares of our Series A Preferred Stock were redeemed for approximately 0.6 million shares of our common stock and a nominal amount of cash.

Treasury stock.  During 2005, we retired the outstanding 0.4 million shares of our treasury stock.  The retirement of such treasury stock, which had a cost basis of $1.2 million, resulted in the reduction of common stock for the par value of $0.01 for each retired share, a $1.0 million reduction of additional paid-in capital and a $0.2 million decrease in retained earnings.  On November 12, 2007 our board of directors authorized the repurchase of up to $100 million of our common stock in open market transactions or in privately negotiated transactions, and any repurchased shares will be retired and cancelled.  We had not purchased any shares under this repurchase program as of December 31, 2007, but from January 1, 2008 through February 21, 2008, we purchased 0.1 million shares of our common stock in an open market transaction for an aggregate purchase price of $1.9 million or $18.72 per share.

Restricted stock and common stock options.  Our 1996 Long-Term Performance Incentive Plan (the “Incentive Plan”) provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights and other incentive compensation to our officers and other key employees.  No restricted stock options or other share-based payments have been issued since 2000 under the Incentive Plan.  All previously issued options generally vested over five years and expire ten years from the date of grant.

Eligible non-employee directors are covered by an incentive plan that provides for the issuance of share-based payments as an element of director compensation (the “Director Plan”).  The share-based payments under the current Director Plan include annual grants of our common stock to each non-employee director as partial payment of director fees, and during 2005, 2006 and 2007, we issued a nominal number of shares to our eligible non-employee directors.  We previously granted options to eligible directors under a previous version of the Director Plan.  These options vested in one year and expire ten years from date of grant (five year expiration for grants prior to 1998).  There have been no stock options granted under the Director Plan since 2003.

The weighted average remaining life of options outstanding under the Incentive Plan and the Director Plan was 2.1 years at December 31, 2006 and 0.9 years at December 31, 2007.  As of December 31, 2007, the amount payable upon exercise of options outstanding was $0.5 million and the related aggregate intrinsic value (defined as the excess of the market price of our common stock over the exercise price) was $3.0 million.  At December 31, 2007, 7.0 million shares and 0.7 million shares, respectively, were available for future grant under the Incentive Plan and the Director Plan.  Shares issued under these plans are newly issued shares.

The following table summarizes information about our stock options:

			Amount payable
	(Options)	Exercise price	upon exercise	Weighted-average
	(in millions)	per option	(in millions)	exercise price

Outstanding at December 31, 2004	4.3	$0.42-8.83	$19.3	$4.49
Exercised	(2.2)	$0.90-7.33	(6.4)	$2.94
Canceled	-	$2.00-7.33	(0.2)	$5.79

Outstanding at December 31, 2005	2.1	$0.42-8.83	$12.7	$6.10
Exercised	(1.8)	$0.42-8.83	(11.3)	$6.45

Outstanding at December 31, 2006	0.3	$0.97-7.33	$1.4	$4.24
Exercised	(0.2)	$0.97-7.33	(0.9)	$4.73

Outstanding and exercisable at December 31, 2007	0.1	$1.85-7.33	$0.5	$3.50

The intrinsic value of our options exercised aggregated $10.0 million in 2005, $31.5 million in 2006 and $5.7 million in 2007, and the related income tax benefit from such exercises was $3.8 million in 2005, $9.9 million in 2006 and $2.1 million in 2007 (before considering the effect of any available net operating loss carryforward).

Note 11 – Other income and expense

	Year ended December 31,
	2005	2006	2007
	(In millions)
Other operating income (expense):
Loss on asset impairment	$-	$-	$(6.0)
Equity in earnings of joint ventures	5.0	14.1	-
Boeing take-or-pay	17.1	-	-
Other, net	3.2	(0.4)	(0.4)

Total other operating income (expense), net	$25.3	$13.7	$(6.4)

Other non-operating income (expense):
Dividends and interest	$2.0	$3.6	$7.0
Foreign exchange gain (loss), net	2.3	(4.0)	(1.2)
Gain on sale of marketable securities (Note 4)	-	-	18.3
Gain on sale of VALTIMET	-	40.9	-
Gain on sale of property	13.9	-	-
Other, net	-	(1.5)	0.1

Total other non-operating income, net	$18.2	$39.0	$24.2

During 2007, we capitalized the costs incurred for the initial planning and engineering phase for the construction of a new vacuum distillation process titanium sponge plant as part of construction in progress.  During the fourth quarter of 2007, we decided to delay the project indefinitely, and as a result we determined that the asset was no longer realizable and recognized a $6.0 million expense related to previously capitalized costs.

Our equity in earnings of joint ventures substantially reflects our share of the earnings of VALTIMET, a manufacturer of welded stainless steel and titanium tubing with operations in the United States, France, South Korea and China.  During 2005 and 2006, we owned 43.7% of VALTIMET, Valinox Welded, a French manufacturer of welded tubing, owned 51.3% and Sumitomo Metals Industries, Ltd., a Japanese manufacturer of steel products, owned the remaining 5.0%.  We received cash dividends from VALTIMET of $3.4 million in 2006, which included $1.1 million declared in 2005 and $2.3 million declared in 2006.  On December 28, 2006, we sold our ownership interest in VALTIMET to an affiliate of Valinox for $75.0 million in cash and recorded a gain of $40.9 million.  We have entered into a separate ten-year titanium supply agreement with VALTIMET that includes specified minimum annual volumes, minimum prices and take-or-pay provisions.  See Notes 14 and 15.

Based upon the terms of our previous LTA with The Boeing Company, beginning in 2002, Boeing was required to advance us $28.5 million annually (less $3.80 per pound of titanium product sold to Boeing subcontractors in the preceding year) in January of each year related to Boeing’s purchases from us for that year.  To the extent Boeing did not meet the minimum volume requirements under the previous LTA, we recognized income (which was classified as other operating income and was not included in sales revenue, sales volume or gross margin) under the take-or-pay provisions of the LTA.  Effective July 1, 2005, we entered into a new LTA with Boeing pursuant to which, beginning in 2006, the take-or-pay provisions of the previous LTA were replaced with an annual makeup payment early in the following year in the event Boeing purchases less than its annual volume commitment in any year.  Based on actual purchases during 2005, we recognized take-or-pay income of $17.1 million during 2005 based on the provisions of our previous LTA.  During 2006 and 2007, Boeing purchases met the annual commitment level, so no make-up payment was required based on the provisions of the new LTA.  See Note 15.

In November 2004, pursuant to an agreement with Basic Management, Inc. and certain of our affiliates (“BMI”), we sold certain property located adjacent to our Henderson, Nevada plant site to BMI, a 32%-owned indirect subsidiary of Contran, and recorded a $12.0 million deferred gain related to the cash proceeds received in November 2004.  During the second quarter of 2005, we ceased using the property and recognized a $13.9 million non-operating gain related to the sale of such property, which is comprised of (i) the $12.0 million cash proceeds received in November 2004, (ii) the reversal of $0.6 million previously accrued for potential environmental issues related to the property and (iii) an additional $1.3 million cash payment received from BMI in June 2005.

Note 12 – Income taxes

Summarized in the following table are (i) the components of income before income taxes and minority interest (“pre-tax income”), (ii) the difference between the provision for income tax attributable to pre-tax income and the amounts that would be expected using the U.S. Federal statutory income tax rate of 35%, (iii) the components of the provision for income tax attributable to pre-tax income and (iv) the components of the comprehensive tax provision:

	Year ended December 31,
	2005	2006	2007
	(In millions)
Income before income taxes and minority interest:
U.S.	$119.8	$307.5	$300.0
Non-U.S.	65.5	110.9	93.6

Total	$185.3	$418.4	$393.6

Expected income tax expense, at 35%	$64.9	$146.4	$137.8
Non-U.S. tax rates	(1.1)	(2.1)	(2.1)
U.S. state income taxes, net	3.9	7.1	5.9
Nontaxable income	(0.3)	(0.9)	(12.6)
Elimination of equity adjustment components	4.4	(1.0)	-
Tax on repatriation of foreign earnings	1.5	-	-
Adjustment of deferred income tax valuation allowance	(50.1)	(17.1)	(6.5)
Domestic manufacturing credit	-	(2.4)	(4.7)
Other, net	1.3	(1.6)	(0.9)

Provision for income taxes	$24.5	$128.4	$116.9

Provision for income taxes:

U.S. current income tax expense	$5.1	$88.3	$107.9
Non-U.S. current income tax expense	17.3	29.8	23.7

Total current income tax expense	22.4	118.1	131.6

U.S. deferred income tax expense (benefit)	10.6	3.3	(8.9)
Non-U.S. deferred income tax expense (benefit)	(8.5)	7.0	(5.8)

Total deferred income tax expense (benefit)	2.1	10.3	(14.7)

Provision for income taxes	$24.5	$128.4	$116.9

	Year ended December 31,
	2005	2006	2007
	(In millions)

Comprehensive tax provision allocable to:
Income before income taxes and minority interest	$24.5	$128.4	$116.9
Additional paid in capital	(3.9)	(9.9)	(2.1)
Other comprehensive income:
Currency translation adjustment	-	4.4	(0.5)
Pensions adjustment	2.9	(3.5)	5.2
OPEB adjustment	-	(4.0)	0.2
VALTIMET unrealized net gains on derivativefinancial instruments qualifying as cash flow hedges	(0.2)	0.2	-

	$23.3	$115.6	$119.7

The following table summarizes our deferred tax assets and deferred tax liabilities as of December 31, 2006 and 2007:

	December 31,
	2006		2007
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Temporary differences relating to net assets:
Inventories	$-	$(0.8)	$9.4	$-
Property and equipment, including software	-	(37.9)	-	(38.5)
Goodwill	5.4	-	4.7	-
Accrued pension cost	15.5	-	9.8	-
Pension asset	-	(6.3)	-	(8.8)
Accrued OPEB cost	10.8	-	12.0	-
Accrued liabilities and other deductible differences	8.2	-	12.5	-
Other taxable differences	-	(8.4)	-	-
Tax loss and credit carryforwards	9.1	-	6.5	-
Valuation allowance	(1.4)	-	(1.7)	-

Gross deferred tax assets (liabilities)	47.6	(53.4)	53.2	(47.3)
Netting by tax jurisdiction	(35.0)	35.0	(36.0)	36.0

Total deferred taxes	12.6	(18.4)	17.2	(11.3)
Less current deferred taxes	9.1	0.6	14.6	-

Net noncurrent deferred taxes	$3.5	$(17.8)	$2.6	$(11.3)

During 2005, we recognized a deferred income tax benefit related to a $0.5 million decrease in our U.S. deferred income tax asset valuation allowance attributable to our recognition, for U.S. income tax purposes only, of a capital gain on the sale of certain property located at our Henderson, Nevada facility (see Note 11).  We utilized a portion of our U.S. capital loss carryforward to offset the income taxes generated from the sale of such property.  We recognized a corresponding deferred income tax expense in 2005 when we recognized the gain for financial reporting purposes.

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

We recognized a deferred income tax benefit related to decreases in our deferred income tax asset valuation allowance attributable to the recognition of a capital gain on the sale of our 43.7% interest in VALTIMET of $17.1 million during the fourth quarter of 2006 and $0.2 million in the third quarter of 2007.  During the fourth quarter of 2007, we recognized a deferred income tax benefit related to a $6.4 million decrease in our deferred income tax asset valuation allowance attributable to the recognition of a capital gain on the sale of our minority common stock ownership position in CompX.  The following table summarizes the components of the change in our deferred tax asset valuation allowance in 2005, 2006 and 2007:

	Year ended December 31
	2005	2006	2007
	(In thousands)
Effect of
Income before income taxes and minority interest	$(50.1)	$(17.1)	$(6.5)
Accumulated other comprehensive (income) loss	1.0	(3.6)	6.8
Currency translation adjustment and other	(0.2)	(0.1)	-

Change in deferred tax valuation allowance	$(49.3)	$(20.8)	$0.3

At December 31, 2007, we had, for U.S. Federal income tax purposes, a capital loss carryforward of $5.5 million that expires in 2008.  We have recognized a deferred income tax asset valuation allowance for a majority of this capital loss carryforward.

In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law provides for a special deduction from U.S. taxable income equal to a specified percentage of a U.S. company’s qualified income from domestic manufacturing activities (as defined).  We believe that the majority of our operations meet the definition of qualified domestic manufacturing activities.  Our provision for income taxes for 2006 and 2007 includes income tax benefits related to such special deductions of $2.4 million and $4.7 million, respectively.  We did not derive any benefit from the special manufacturing deduction in 2005 because our existing U.S. NOL carryforwards fully offset our 2005 U.S. taxable income.  The new law also provided for a special 85% deduction for certain dividends received from controlled foreign corporations in 2005.  During 2005, we executed a reinvestment plan and distributed an aggregate of $29.0 million of earnings from our European subsidiaries, all of which qualified for the special dividend received deduction.  In accordance with the requirements of FASB Staff Position No. 109-2, we recognized the aggregate $1.5 million income tax related to such repatriation in 2005.

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

Similarly, we did not recognize deferred income taxes related to our share of other comprehensive income items of VALTIMET during a portion of the time we owned an investment in VALTIMET, as during such time we had also recognized a deferred income tax asset valuation related to our U.S. net operating loss carryforward and other U.S. net deductible temporary differences.  Concurrent with the sale of our investment in VALTIMET, we reversed the accumulated amount of other comprehensive income items we had previously recognized with respect to VALTIMET.  After such reversal, which in accordance with GAAP was recognized on a net-of-tax basis, a $1.0 million deferred income tax benefit remained in accumulated other comprehensive income, which in accordance with GAAP is required to be recognized in the provision for income taxes during the period in which we completed the sale of VALTIMET.  Also during 2006, we reversed an aggregate of $0.5 million of deferred income taxes we had previously provided on our share of the undistributed earnings of VALTIMET.

During the second quarter of 2007, we implemented an internal corporate reorganization.  As a result, we recognized a $12.6 million benefit during 2007.

Note 13 – Employee benefit plans

Variable compensation plans. The majority of our worldwide employees participate in compensation programs providing for variable compensation and employer contributions under defined contribution pension plans based primarily on our financial performance.  The cost of these plans was approximately $23.7 million in 2005, $26.5 million in 2006 and $29.5 million in 2007.

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

Information concerning our defined benefit pension plans is set forth as follows:

	Year ended December 31,
	2006	2007
	(In millions)
Change in projected benefit obligations:
Balance at beginning of year	$273.2	$317.6
Service cost	4.7	5.5
Participants’ contributions	1.4	1.5
Interest cost	14.0	16.9
Actuarial loss (gain)	8.0	(19.4)
Benefits paid	(10.8)	(12.4)
Change in currency exchange rates	27.1	4.3

Balance at end of year	$317.6	$314.0

Change in plan assets:
Fair value at beginning of year	$223.2	$283.3
Actual return on plan assets	30.5	15.0
Employer contributions	18.6	10.7
Participants’ contributions	1.4	1.5
Benefits paid	(10.8)	(12.4)
Change in currency exchange rates	20.4	3.2

Fair value at end of year	$283.3	$301.3

Funded status	$(34.3)	$(12.7)

	Year ended December 31,
	2006	2007
	(In millions)

Amounts recognized in balance sheets:
Pension asset	$17.9	$23.3
Noncurrent accrued pension cost	(52.2)	(36.0)

Funded status	(34.3)	(12.7)

Accumulated other comprehensive loss:
Actuarial loss	69.8	55.2
Prior service cost	2.3	1.8

Total	$37.8	$44.3

Accumulated benefit obligation	$313.2	$308.3

The amounts shown in the table above for actuarial losses and prior service cost at December 31, 2006 and 2007 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  However, the amounts, net of deferred income taxes, are recognized in accumulated other comprehensive income (loss) (“AOCI”).  Of the amounts included in AOCI as of December 31, 2007 related to our pension plans, we currently expect to recognize net actuarial losses of $2.5 million and prior service costs of $0.4 million as a component of net periodic pension expense during 2008.  The table below details the changes in plan assets and benefit obligations recognized in accumulated other comprehensive income.

Year ended December 31, 2007
(In millions)

Net actuarial gain arising during the year	$13.1
Amortization included in net periodic pension cost:
Prior service cost	0.5
Net actuarial losses	3.5

Total	$17.1

As of December 31, 2006 and 2007, our European defined benefit pension plans have accumulated benefit obligations totaling $237.6 million and $233.5 million, respectively, which are in excess of fair value of plan assets of $189.7 million and $203.0 million, respectively.  The projected benefit obligations related to our European defined benefit pension plans were $241.9 million and $239.0 million at December 31, 2006 and 2007, respectively.

The components of the net periodic pension expense are set forth below:

	Year ended December 31,
	2005	2006	2007
	(In millions)

Service cost	$3.7	$4.7	$5.5
Interest cost	13.7	14.0	16.9
Expected return on plan assets	(14.8)	(18.5)	(21.8)
Amortization of prior service cost	0.5	0.6	0.5
Amortization of net losses	4.8	3.3	3.5

Net pension expense	$7.9	$4.1	$4.6

We used the following discount rate, long-term rate of return (“LTRR”) and salary rate increase weighted-average assumptions to arrive at the aforementioned benefit obligations and net periodic expense:

	Significant assumptions used to calculate projected and accumulated benefit obligations at December 31,
	2006		2007
	Discount rate	Salary increase	Discount rate	Salary increase

U.S. plan	5.90%	n/a	5.90%	n/a
U.K. plan	5.10%	3.50%	5.60%	3.70%

	Significant assumptions used to calculate net periodic pension expense for the year ended December 31,
	Year	Discount rate	LTRR	Salary Increase

U.S. plan	2005	5.65%	10.00%	n/a
U.K. plan	2005	5.30%	7.10%	3.25%

U.S. plan	2006	5.50%	10.00%	n/a
U.K. plan	2006	4.75%	6.70%	3.25%

U.S. plan	2007	5.90%	10.00%	n/a
U.K. plan	2007	5.10%	6.50%	3.50%

We currently expect to make no cash contributions to our U.S. defined benefit pension plan and approximately $9.6 million to our U.K. defined benefit pension plan during 2008.  The U.S. plan paid benefits of approximately $5.6 million in 2005, $5.4 million in 2006 and $5.7 million in 2007, and the European plans paid benefits of approximately $4.4 million in 2005, $5.4 million in 2006 and $6.7 million in 2007.  Based upon current projections, we believe that our pension plans will be required to pay the following pension benefits over the next ten years:

	Projected retirement benefits
	U.S. Plan	U.K. Plan	Total
	(In millions)
Year ending December 31,
2008	$6.0	$6.9	$12.9
2009	6.0	7.1	13.1
2010	5.9	7.4	13.3
2011	5.9	7.6	13.5
2012	5.9	7.8	13.7
2013 through 2017	29.5	43.2	72.7

The assets of the defined benefit pension plans are invested as follows:

	December 31,
	2006	2007
U.S. plan:
Equity securities	93.9%	98.0%
Debt securities	3.6	-
Cash and other	2.5	2.0

	100.0%	100.0%

U.K. plan:
Equity securities	79.0%	78.0%
Debt securities	21.0	22.0

	100.0%	100.0%

Our U.S. plan’s assets are invested in the CMRT; however, our plan assets are invested only in the portion of the CMRT that does not hold our common stock.  The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons.  Mr. Simmons is the sole trustee of the CMRT.  The trustee of the CMRT, along with the CMRT’s investment committee, of which Mr. Simmons is a member, actively manages the investments of the CMRT.  The trustee and investment committee periodically change the asset mix of the CMRT based upon, among other things, advice from third-party advisors and their respective expectations as to what asset mix will generate the greatest overall return.  At December 31, 2007, the CMRT’s asset mix (based on an aggregate asset value of $757.1 million) was 90% U.S. equity securities, 8% foreign equity securities and 2% cash and other securities.  During 2005, 2006 and 2007, the assumed long-term rate of return for our U.S. plan assets that invested in the CMRT was 10%.  In determining the appropriateness of the long-term rate of return assumption, we considered, among other things, the historical rates of return of the CMRT, the current and projected asset mix of the CMRT and the investment objectives of the CMRT’s managers.  During the history of the CMRT from its inception in 1987 through December 31, 2007, the average annual rate of return earned by the CMRT, as calculated based on the average percentage change in the CMRT’s net asset value per CMRT unit for each applicable year, has been 14% (with a 11% return for 2007).

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

The plan under which these benefits are provided is unfunded, and contributions to the plan during the year equal benefits paid.  The components of accumulated OPEB obligations and periodic OPEB cost, based on a December 31 measurement date, are set forth as follows:

	December 31,
	2006	2007
	(In millions)
Actuarial present value of accumulated OPEB obligations:
Balance at beginning of year	$30.8	$30.2
Service cost	0.9	0.9
Interest cost	1.8	1.7
Actuarial gain	(1.5)	(0.1)
Participant contributions	1.0	0.9
Benefits paid	(2.8)	(2.2)

Balance at end of year	$30.2	$31.4

Fair value of plan assets	$-	$-

Funded status	$(30.2)	$(31.4)

Amounts recognized in balance sheets:
Current accrued OPEB cost	$(2.2)	$(2.1)
Noncurrent accrued OPEB cost	(28.0)	(29.3)

Funded status	(30.2)	(31.4)

Accumulated other comprehensive loss:
Net actuarial loss	12.1	11.1
Prior service credit	(1.4)	(1.0)

Total	$(19.5)	$(21.3)

The amounts shown in the table above for actuarial losses and prior service credit at December 31, 2006 and 2007 have not yet been recognized as components of our periodic OPEB cost as of those dates.  These amounts will be recognized as components of our periodic OPEB cost in future years.  However, the amounts, net of deferred income taxes, are recognized in AOCI.  Of the amounts included in AOCI as of December 31, 2007 related to our OPEB plan, we currently expect to recognize net actuarial losses of $0.8 million and prior service credits of $0.3 million as a component of net periodic OPEB expense during 2008.  The table below details the changes in benefit obligations recognized in accumulated other comprehensive income.

Year ended December 31, 2007
(In millions)

Net actuarial gain arising during the year	$0.1
Amortization included in net OPEB expense:
Prior service cost	(0.5)
Net actuarial losses	0.9

Total	$0.5

The components of the net periodic OPEB expense are set forth below:

	Year ended December 31,
	2005	2006	2007
	(In millions)

Service cost	$0.6	$0.9	$0.9
Interest cost	1.7	1.8	1.7
Amortization of prior service cost	(0.5)	(0.5)	(0.4)
Amortization of net losses	1.0	1.4	0.9

Net OPEB expense	$2.8	$3.6	$3.1

We used the following weighted-average discount rate and health care cost trend rate (“HCCTR”) assumptions to arrive at the aforementioned benefit obligations and net periodic expense:

	Significant assumptions used to calculate accumulated OPEB obligation at December 31,
	2006	2007

Discount rate	5.90%	5.90%
Beginning HCCTR	7.17%	5.83%
Ultimate HCCTR	4.00%	4.00%
Ultimate year	2010	2010

	Significant assumptions used to calculate net periodic OPEB expense for the year ended December 31,
	2005	2006	2007

Discount rate	5.65%	5.50%	5.90%
Beginning HCCTR	9.29%	8.23%	7.17%
Ultimate HCCTR	4.00%	4.00%	4.00%
Ultimate year	2010	2010	2010

If the HCCTR were increased by one percentage point for each year, the aggregate of the service and interest cost components of OPEB expense would have increased approximately $0.3 million in 2007, and the actuarial present value of accumulated OPEB obligations at December 31, 2007 would have increased approximately $2.8 million.  If the HCCTR were decreased by one percentage point for each year, the aggregate of the service and interest cost components of OPEB expense would have decreased approximately $0.3 million in 2007, and the actuarial present value of accumulated OPEB obligations at December 31, 2007 would have decreased approximately $2.5 million.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act of 2003”) introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  During 2005, we determined that the benefits provided by our U.S. health and welfare plan are actuarially equivalent to the Medicare Part D benefit and therefore we are eligible for the Federal subsidy provided for by the Medicare Act of 2003.  The effect of such subsidy, which was accounted for prospectively from the date actuarial equivalence was determined, resulted in a reduction in our actuarial present value of our accumulated OPEB obligation of $5.4 million at December 31, 2005 related to benefits attributed to past service and will not have a material impact on the net periodic OPEB cost going forward.

Based upon current projections, we believe that we will be required to pay the following OPEB benefits, net of the projected Medicare Part D subsidy over the next ten years:

Projected OPEB benefits
(In millions)
Year ending December 31,
2008	$2.1
2009	2.3
2010	2.4
2011	2.5
2012	2.6
2013 through 2017	13.9

Note 14 - Related party transactions

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

Under the terms of various intercorporate services agreements (“ISAs”) that we have historically entered into with various related parties, including Contran, employees of one company provide certain management, tax planning, legal, financial, risk management, environmental, administrative, facility or other services to the other company on a fee basis.  Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient and the compensation of such persons, or the cost of facilities, equipment or supplies provided.  Our independent directors review and approve the fees we pay under the ISAs.  We paid net ISA fees of $1.4 million during 2005 and $3.2 million during 2006.  During 2007, Contran employees began performing certain executive and management functions previously performed by our employees, and as a result, we had net ISA fees of $7.4 million in 2007.  We have extended this agreement through 2008, and we expect to pay a net amount of $8.2 million under the ISA during 2008.

Tall Pines Insurance Company (including a predecessor company, Valmont Insurance Company) and EWI RE, Inc. provide for or broker insurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines and EWI are subsidiaries of Contran.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  Our aggregate premiums, including commissions, for such policies were approximately $4.7 million in 2005, $6.9 million in 2006 and $7.9 million in 2007.  Tall Pines purchases reinsurance for substantially all of the risks it underwrites.  We expect that these relationships with Tall Pines and EWI will continue in 2008.

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

A subsidiary of Contran owns 32% of BMI.  Among other things, BMI provides utility services (primarily water distribution, maintenance of a common electrical facility and sewage disposal monitoring) to us and other manufacturers within an industrial complex located in Henderson, Nevada.  Power transmission and sewer services are provided on a cost reimbursement basis, similar to a cooperative, while water delivery is currently provided at the same rates as are charged by BMI to an unrelated third party.  Amounts paid by us to BMI for these utility services were $1.4 million during 2005, $2.3 million during 2006 and $2.2 million during 2007.  We also paid BMI an electrical facilities upgrade fee of $0.8 million in each of 2005, 2006 and 2007.  This fee continues at $0.8 million annually through 2009 and terminates completely after January 2010.

We previously extended market-rate loans to certain officers pursuant to a Board-approved program to facilitate the officers’ purchase of our common stock and BUCS and to pay applicable taxes on shares of our restricted common stock as such shares vested.  We terminated this program in 2002, subject to continuing only those loans outstanding at that time in accordance with their then-current terms, and all remaining loans were repaid to us in full in 2005.

In 2004, we entered into an agreement with Waste Control Specialists LLC (“WCS”), a majority owned subsidiary of Contran, for the removal of certain waste materials from our Henderson plant site.  We paid $1.3 million in 2005 and $0.8 million in 2006 to WCS for the removal of such materials, and the work was completed in 2006.

We supply titanium strip to VALTIMET under a long-term contract, which was amended in 2006 and extended to 2017.  Under the amended LTA, we have agreed to provide a certain percentage of VALTIMET’s titanium requirements at formula-determined selling prices, subject to certain minimum volumes, take-or-pay provisions and other conditions.  Sales to VALTIMET were $30.0 million in 2005 and $72.6 million in 2006.  Additionally, VALTIMET provides welded tubing conversion services for us on a purchase order basis.  Payments to VALTIMET for conversion and other services totaled $4.8 million in 2005 and $8.5 million in 2006.  As a result of the sale of our investment in VALTIMET, we no longer consider VALTIMET to be a related party as of December 31, 2006.

We have previously purchased and sold investments in the common stock of certain related parties.  See Note 4 for further discussion of these investment transactions with related parties.  Our note receivable from affiliate at December 31, 2007 relates to the unpaid balance of our promissory notes from CompX discussed in Note 4.  Interest income on such promissory notes from CompX was $0.5 million in 2007.

During 2007, we engaged Kronos to provide consulting services for the planning and engineering for the construction of a new vacuum distillation process titanium sponge plant.  We incurred $0.3 million of expenses in 2007 for such consulting services.

Based on the previous agreements and relationships, receivables from and payables to various related parties in the normal course of business were nominal as of December 31, 2006 and 2007.

Note 15 – Commitments and contingencies

Long-term agreements.  We have LTAs with certain major customers, including, among others, Boeing, Rolls-Royce plc and its German and U.S. affiliates, United Technologies Corporation (“UTC”, Pratt & Whitney and related companies), Société Nationale d´Etude et de Construction de Moteurs d´Aviation (“Snecma”), Wyman-Gordon (a unit of Precision Castparts Corporation (“PCC”)) and VALTIMET.  These agreements have varying expiration dates through 2017, are subject to certain conditions, and generally provide for (i) minimum market shares of the customers’ titanium requirements or firm annual volume commitments, (ii) formula-determined prices (including some elements based on market pricing) and (iii) price adjustments for certain raw material and energy cost fluctuations.  Generally, the LTAs require our service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types.  In certain events of nonperformance by us or the customer, the LTAs may be terminated early.  Although it is possible that some portion of the business would continue on a non-LTA basis, the termination of one or more of the LTAs could result in a material effect on our business, results of operations, financial position or liquidity.  The LTAs were designed to limit selling price volatility to the customer, while providing us with a committed base of volume throughout the titanium industry business cycles.

Concentration of credit and other risks. Substantially all of our sales and operating income are derived from operations based in the U.S., the U.K., France and Italy.  As shown in the table below, we generate over half of our sales revenue from sales to the commercial aerospace sector.  As described previously, we have LTAs with certain major aerospace customers, including Boeing, Rolls-Royce, UTC, Snecma and Wyman-Gordon.  This concentration of customers may impact our overall exposure to credit and other risks, either positively or negatively, in that all of these customers may be similarly affected by the same economic or other conditions.  The following table provides supplemental customer receivable and sales revenue information:

	Year ended December 31,
	2005	2006	2007

Significant customer receivable balances as a percentage of total receivables:

VALTIMET (1)	-	11%	11%

Significant sales revenue as a percentage of total sales revenue:

Ten largest customers	44%	49%	49%

Significant customers:
PCC and PCC-related entities (2)	13%	11%	11%
Boeing (1)	-	-	10%

Commercial aerospace sector	57%	57%	55%

Customers under LTAs	47%	39%	47%

Significant customers under LTAs:
Rolls-Royce (1) (2)	12%	-	12%
Boeing (1)	-	-	10%

(1) Amounts excluded for periods when the concentration is not at least 10%.
(2) PCC and PCC-related entities serve as a supplier to Rolls-Royce. Certain sales we make directly to PCC and PCC-related entities also count towards, and are reflected in the table above as, sales to Rolls-Royce under the Rolls-Royce LTA.

Operating leases. We lease certain manufacturing and office facilities and various equipment under non-cancelable operating leases with remaining terms ranging from one to twelve years.  Most of the leases contain purchase options at fair market value and/or various term renewal options at fair market rental rates.  At December 31, 2007, future minimum payments under non-cancelable operating leases having an initial term in excess of one year were as follows:

Amount
(In millions)
Year ending December 31,
2008	$5.7
2009	5.6
2010	5.1
2011	4.6
2012	4.5
2013 and thereafter	32.6

$58.1

Net rent expense under all leases, including those with original terms of less than one year, was $5.1 million in 2005, $6.6 million in 2006 and $6.8 million in 2007.  We are also obligated under certain operating leases for our pro rata share of the lessor’s operating expenses.

Purchase agreements.  We have LTAs with titanium sponge and other suppliers that include minimum commitments to purchase titanium sponge through 2024 and conversion services through 2019.  We also have agreements with a certain energy provider to purchase minimum annual levels of electricity through 2028.  Under these purchase agreements, we are generally committed to the following minimum levels of purchases:

	Titanium sponge	Conversion services	Energy	Total
	(In millions)
Year ended December 31,
2008	$96.4	$2.0	$1.8	$100.2
2009	100.0	3.3	1.8	105.1
2010	100.3	4.4	1.8	106.5
2011	129.5	6.6	1.8	137.9
2012	135.4	6.6	1.8	143.8
2013 and thereafter	789.0	46.2	16.5	851.7

	$1,350.6	$69.1	$25.5	$1,445.2

Environmental matters.  In November 2004, we and BMI entered into several agreements under which we conveyed certain lands owned by us adjacent to our Henderson, Nevada plant site on which settling ponds were located (the “TIMET Pond Property”) to BMI, in exchange for (i) $12 million cash, (ii) BMI’s assumption of the liability for certain environmental issues associated with the TIMET Pond Property, including certain possible groundwater issues, and (iii) an additional $1.3 million cash payment received from BMI in June 2005.  See Note 11.

We are continuing assessment work with respect to groundwater remediation at our active plant site in Henderson, Nevada.  As of December 31, 2007, we have $2.0 million accrued representing our estimate of the probable costs of the remediation expected to be required at the site under the current order with the state department of environmental protection.  We expect these accrued expenses to be paid over the remediation period of up to thirty years.  We estimate the upper end of the range of reasonably possible costs related to this matter, including the current accrual, to be approximately $4.1 million.

We accrue liabilities related to environmental remediation obligations when estimated future costs are probable and estimable.  We evaluate and adjust our estimates as additional information becomes available or as circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the future payments.  In the future, if the standards or requirements under environmental laws or regulations become more stringent, if our testing and analysis at our operating facilities identify additional environmental remediation, or if we determine that we are responsible for the remediation of hazardous substance contamination at other sites, then we may incur additional costs in excess of our current estimates.  We do not know if actual costs will exceed our current estimates, if additional sites or matters will be identified which require remediation or if the estimated costs associated with previously identified sites requiring environmental remediation will become estimable in the future.

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

We are the primary obligor on two $1.5 million workers’ compensation bonds issued on behalf of a former subsidiary, Freedom Forge Corporation (“Freedom Forge”), which we sold in 1989.  Freedom Forge filed for Chapter 11 bankruptcy protection on July 13, 2001, and they discontinued payment on the underlying workers’ compensation claims in November 2001.  As of December 31, 2007, we have made aggregate payments under the two bonds of $2.1 million, and $0.9 million remains accrued for future payments.

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

Note 16 – Earnings per share

Basic earnings per share is based on the weighted average number of unrestricted common shares outstanding during each period.  Diluted earnings per share attributable to common stockholders reflects the dilutive effect of common stock options, restricted stock and the assumed conversion of the Series A Preferred Stock and certain other securities, as applicable.  A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented in the following table:

	Year ended December 31,
	2005	2006	2007
	(In millions)
Numerator:
Net income attributable to common stockholders (1)	$143.7	$274.5	$263.1
Dividends on Series A Preferred Stock	12.2	6.8	5.1
Other	0.3	-	-

Diluted net income attributable to common stockholders	$156.2	$281.3	$268.2

Denominator:
Average common shares outstanding	130.8	155.0	162.8
Average dilutive stock options and restricted stock (2)	0.7	0.3	0.1
Series A Preferred Stock	49.6	28.4	21.4
Other	0.6	0.1	-

Diluted shares	181.7	183.8	184.3

(1) Net income attributable to common stockholders includes undeclared dividends on our Series A Preferred Stock of $0.8 million in 2005, $0.5 million in 2006 and a nominal amount in 2007.
(2) Stock option conversion excludes anti-dilutive shares of 0.5 million in 2005.

Note 17 – Business segment information

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

	Year ended December 31,
	2005	2006	2007
	(In millions, except product shipment data)
Titanium melted and mill products:
Melted product net sales	$112.2	$226.0	$191.9
Mill product net sales	528.6	819.2	952.0
Other titanium product sales	109.0	138.0	135.0
Total net sales	$749.8	$1,183.2	$1,278.9

Melted product shipments:
Volume (metric tons)	5,655	5,900	4,720
Average selling price (per kilogram)	$19.85	$38.30	$40.65

Mill product shipments:
Volume (metric tons)	12,660	14,160	14,230
Average selling price (per kilogram)	$41.75	$57.85	$66.90

Geographic segments:
Net sales – point of origin:
United States	$512.3	$865.3	$931.3
United Kingdom	201.9	263.6	317.5
France	91.6	131.3	140.7
Italy	45.3	62.8	57.2
Germany	1.3	0.4	0.4
Eliminations	(102.6)	(140.2)	(168.2)
	$749.8	$1,183.2	$1,278.9
Net sales – point of destination:
United States	$422.2	$704.5	$741.5
United Kingdom	136.6	158.4	202.7
France	87.8	146.4	141.5
Other locations	103.2	173.9	193.2
	$749.8	$1,183.2	$1,278.9
Long-lived assets – property and equipment, net:
United States	$193.6	$251.0	$291.2
United Kingdom	53.6	71.7	81.6
Other Europe	5.8	7.1	9.2
	$253.0	$329.8	$382.0

Note 18 – Quarterly results of operations (unaudited)

	For the quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share data)

Year ended December 31, 2006: (1)

Net sales	$286.9	$300.9	$271.8	$323.5
Gross margin	$108.3	$106.3	$97.8	$123.7
Operating income	$95.1	$93.6	$84.6	$109.5
Net income attributable to common stockholders (2)	$56.8	$54.3	$52.7	$110.6

Basic earnings per share attributable to common stockholders (2)	$0.39	$0.36	$0.33	$0.69
Diluted earnings per share attributable to common stockholders (2)	$0.32	$0.31	$0.29	$0.61

Year ended December 31, 2007: (1)

Net sales	$341.7	$341.2	$297.3	$298.6
Gross margin	$133.4	$135.5	$98.0	$80.5
Operating income	$116.2	$118.0	$81.3	$56.6
Net income attributable to common stockholders (3)	$75.0	$76.3	$52.3	$59.4

Basic earnings per share attributable to common stockholders (3)	$0.46	$0.47	$0.32	$0.36
Diluted earnings per share attributable to common stockholders (3)	$0.41	$0.42	$0.29	$0.33

Dividends declared per common share	$-	$-	$-	$0.075

(1) The sum of quarterly amounts may not agree to the full year results due to rounding.
    (2)   Quarter ending December 31, 2006 includes $40.9 million gain related to the sale of our 43.7% interest in VALTIMET ($0.24 per diluted share, including a net income tax benefit of $3.9 million). See Note 11.

(3) Quarter ending December 31, 2007 includes $18.3 million gain related to the sale of our CompX marketable securities ($0.10 per diluted share). See Note 4.