Form 10-Q
period 2008-06-30
TITANIUM METALS CORP
filed 2008-08-05
CIK 1011657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

    Number of shares of common stock outstanding on July 31, 2008: 181,058,421

TITANIUM METALS CORPORATION

INDEX

Page
Number

Items 3 and 5 of Part II are omitted because there is no information to report.

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

ASSETS	December 31, 2007	June 30, 2008
		(unaudited)
Current assets:
Cash and cash equivalents	$90.0	$41.4
Accounts and other receivables	209.9	186.4
Inventories	562.7	598.1
Refundable income taxes	14.5	12.0
Prepaid expenses and other	6.1	4.7
Deferred income taxes	14.6	14.5

Total current assets	897.8	857.1

Marketable securities	2.7	30.9
Note receivable from affiliate	50.5	49.2
Property and equipment, net	382.0	425.2
Pension asset	23.3	25.8
Deferred income taxes	2.6	3.9
Other	61.0	64.9

Total assets	$1,419.9	$1,457.0

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In millions)

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	December 31, 2007	June 30, 2008
		(unaudited)

Current liabilities:
Accounts payable	$72.6	$78.6
Accrued and other current liabilities	87.7	69.8
Customer advances	17.4	12.1

Total current liabilities	177.7	160.5

Long term debt	-	22.5
Accrued OPEB cost	29.3	30.1
Accrued pension cost	36.0	33.2
Deferred income taxes	11.3	8.2
Other	9.0	8.5

Total liabilities	263.3	263.0

Minority interest	23.9	22.9

Stockholders’ equity:
Series A Preferred Stock	4.1	3.2
Common stock	1.8	1.8
Additional paid-in capital	558.2	523.4
Retained earnings	589.0	649.3
Accumulated other comprehensive loss	(20.4)	(6.6)

Total stockholders’ equity	1,132.7	1,171.1

Total liabilities, minority interest and stockholders’ equity	$1,419.9	$1,457.0

Commitments and contingencies (Note 11)

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (In millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
		(unaudited)

Net sales	$341.2	$297.3	$682.9	$591.0
Cost of sales	205.7	213.0	414.0	425.6

Gross margin	135.5	84.3	268.9	165.4

Selling, general, administrative and development expense	17.7	16.2	35.0	33.5
Other income (expense), net	0.2	0.7	0.3	(0.3)

Operating income	118.0	68.8	234.2	131.6

Other non-operating income (expense), net	0.4	0.6	0.2	(1.5)

Income before income taxes and minority interest	118.4	69.4	234.4	130.1

Provision for income taxes	37.9	20.8	74.3	38.7
Minority interest in after-tax earnings	2.8	1.2	5.9	3.6

Net income	77.7	47.4	154.2	87.8

Dividends on Series A Preferred Stock	1.4	0.1	2.8	0.2

Net income attributable to common stockholders	$76.3	$47.3	$151.4	$87.6

Earnings per share attributable to common stockholders:
Basic	$0.47	$0.26	$0.94	$0.48
Diluted	$0.42	$0.26	$0.84	$0.48

Weighted average shares outstanding:
Basic	162.1	181.0	161.9	181.8
Diluted	184.3	182.0	184.3	183.0

Cash dividend per common share	$-	$0.075	$-	$0.150

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six months ended June 30,
	2007	2008
	(unaudited)
Cash flows from operating activities:
Net income	$154.2	$87.8
Depreciation and amortization	19.2	23.4
Deferred income taxes	2.5	(5.8)
Minority interest	5.9	3.6
Other, net	0.7	1.0
Change in assets and liabilities:
Receivables	(27.8)	27.7
Inventories	(41.3)	(29.7)
Accounts payable and accrued liabilities	(34.3)	(13.4)
Income taxes	(17.6)	3.1
Other, net	(4.2)	(11.3)
Net cash provided by operating activities	57.3	86.4

Cash flows from investing activities:
Capital expenditures	(33.9)	(66.2)
Purchases of marketable securities	-	(21.4)
Other, net	-	(1.8)
Net cash used in investing activities	(33.9)	(89.4)

Cash flows from financing activities:
Indebtedness:
Borrowings	-	46.6
Repayments	-	(24.1)
Dividends paid:
Common stock	-	(27.3)
Series A Preferred Stock	(2.8)	(0.2)
Minority shareholder	(8.1)	(5.4)
Treasury stock purchases	-	(36.5)
Other, net	1.6	0.5
Net cash used in financing activities	(9.3)	(46.4)

Net cash provided by (used in) operating, investing and financing activities	14.1	(49.4)
Effect of exchange rate changes on cash	0.5	0.8
	14.6	(48.6)
Cash and cash equivalents at beginning of period	29.4	90.0

Cash and cash equivalents at end of period	$44.0	$41.4

Supplemental disclosures:
Cash paid for:
Interest	$1.5	$0.5
Income taxes	88.9	41.3

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(In millions)

	Series A Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Comprehensive Income
	(unaudited)

Balance at January 1, 2008	$4.1	$1.8	$558.2	$589.0	$(20.4)	$-	$1,132.7
Net income	-	-	-	87.8	-	-	87.8	$87.8
Other comprehensive income	-	-	-	-	13.8	-	13.8	13.8
Conversion of Series A Preferred Stock	(0.9)	-	0.9	-	-	-	-	-
Treasury stock purchases	-	-	-	-	-	(36.5)	(36.5)	-
Treasury stock retirement	-	-	(36.5)	-	-	36.5	-	-
Dividends declared:
Series A Preferred Stock	-	-	-	(0.2)	-	-	(0.2)	-
Common stock	-	-	-	(27.3)	-	-	(27.3)	-
Other	-	-	0.8	-	-	-	0.8	-

Balance at June 30, 2008	$3.2	$1.8	$523.4	$649.3	$(6.6)	$-	$1,171.1

Comprehensive income								$101.6

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Note 1 – Basis of presentation and organization

Basis of presentation.  The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 that we filed with the Securities and Exchange Commission (“SEC”) on February 28, 2008 (“2007 Annual Report”).  They include the accounts of Titanium Metals Corporation and its majority owned subsidiaries (collectively referred to as “TIMET”).  Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to TIMET and its subsidiaries, taken as a whole.  All material intercompany transactions and balances with consolidated subsidiaries have been eliminated.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed or omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2007) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim period ended June 30, 2008 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2007 Consolidated Financial Statements contained in our 2007 Annual Report.  Our first three fiscal quarters reported are the approximate 13-week periods ending on the Saturday generally nearest to March 31, June 30 and September 30.  Our fourth fiscal quarter and fiscal year always end on December 31.  For presentation purposes, our financial statements and the accompanying notes are presented as ended on March 31, June 30, September 30 and December 31, as applicable.

Organization.  At June 30, 2008, subsidiaries of Contran Corporation held 28.2% of our outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons.  At June 30, 2008, Mr. Simmons and his spouse owned an aggregate of 15.8% of our common stock, and the Combined Master Retirement Trust (“CMRT”), a trust sponsored by Contran to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Contran and certain related companies, held an additional 8.5% of our common stock.  Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT.  Consequently, Mr. Simmons may be deemed to control each of Contran and us.

Recent accounting pronouncements.  On January 1, 2008, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements.  SFAS 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements.  SFAS 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 which will delay the provisions of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Beginning in the first quarter of 2008, all of our fair value measurements are in compliance with SFAS 157, except for such nonfinancial assets and liabilities for which we will be required to be in compliance with SFAS 157 prospectively beginning in the first quarter of 2009.  In addition, in accordance with the new standard we have expanded our disclosures regarding the valuation methods and level of inputs we utilize beginning in the first quarter of 2008, except for such nonfinancial assets and liabilities, which will require disclosure in the first quarter of 2009.  The adoption of this standard did not have a material effect on our consolidated financial position or results of operations.

On January 1, 2008 we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an item-by-item basis, is irrevocable unless a new election date occurs and is applied to the entire item and not only to specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than investments in a consolidated subsidiary, defined benefit pension plans, other post employment benefit plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS 159 first becomes effective for us.  SFAS 159 became effective for us on January 1, 2008.  We did not elect to measure any eligible items at fair value in accordance with this new standard either at the date we adopted the new standard or subsequently during the first or second quarters of 2008.  Therefore, the adoption of this standard did not have a material effect on our consolidated financial position or results of operations.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 supersedes Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The guidance in this new standard, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with GAAP, is not materially different from the guidance contained in SAS 69, and accordingly, this standard, when adopted, will not have any effect on our consolidated financial position or results of operations.  The effective date of this standard has not yet been determined.

Note 2 – Inventories

	December 31, 2007	June 30, 2008
	(In millions)

Raw materials	$121.8	$118.0
Work-in-process	268.7	305.3
Finished products	125.8	125.5
Inventory consigned to customers	23.0	20.1
Supplies	23.4	29.2

Total inventories	$562.7	$598.1

Note 3 – Marketable securities

    Our marketable securities consist of investments in the publically traded shares of related parties.  NL Industries, Inc., Kronos Worldwide, Inc. and Valhi, Inc. are each majority owned subsidiaries of Contran.  The aggregate cost basis of our marketable securities was $2.7 million at December 31, 2007 and $24.1 million at June 30, 2008.  During 2008, we purchased 1.0 million shares of Valhi common stock in market transactions for an aggregate of $21.4 million.  All of our marketable securities are classified as available-for-sale, which are carried at fair value using quoted market prices, which are Level 1 inputs as defined by SFAS 157.  The following table summarizes the market value of our marketable securities:

	December 31, 2007	June 30, 2008
	(In millions)

Valhi	$-	$28.6
NL	2.5	2.2
Kronos	0.2	0.1

Total marketable securities	$2.7	$30.9

Note 4 – Property and equipment

	December 31, 2007	June 30, 2008
	(In millions)

Land and improvements	$11.6	$12.6
Buildings and improvements	55.0	59.9
Information technology systems	70.3	73.3
Manufacturing equipment and other	455.8	491.4
Construction in progress	88.7	100.0

Total property and equipment	681.4	737.2

Less accumulated depreciation	299.4	312.0

Total property and equipment, net	$382.0	$425.2

Note 5 – Other noncurrent assets

	December 31, 2007	June 30, 2008
	(In millions)

Prepaid conversion services	$47.2	$45.9
Other	13.8	19.0

Total other noncurrent assets	$61.0	$64.9

Note 6 – Accrued and other current liabilities

	December 31, 2007	June 30, 2008
	(In millions)

Employee related	$45.5	$32.2
Deferred revenue	14.3	14.6
Other	27.9	23.0

Total accrued liabilities	$87.7	$69.8

Note 7 – Bank debt

Our indebtedness at June 30, 2008 consists of $22.5 million outstanding under our $175 million U.S. long-term credit agreement with a weighted average interest rate of 3.37%.  At June 30, 2008 we had no outstanding borrowings under our European credit facilities, and the aggregate borrowing availability under our U.S. and European credit facilities was $207.1 million.

Note 8 – Stockholders’ equity

During 2007, our board of directors authorized the repurchase of up to $100 million of our common stock in open market transactions or in privately negotiated transactions, with the intention that any repurchased shares will be retired and cancelled.  During 2008, we purchased 2.3 million shares of our common stock in open market transactions for an aggregate purchase price of $36.5 million, and all shares acquired under this repurchase program during 2008 have been cancelled.  At June 30, 2008, we could purchase an additional $63.5 million of our common stock under our board of directors’ authorization.

Note 9 – Employee benefits

Defined benefit pension plans.  The components of the net periodic pension expense are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(In millions)

Service cost	$1.3	$1.2	$2.7	$2.4
Interest cost	4.2	4.4	8.3	8.7
Expected return on plan assets	(5.4)	(5.8)	(10.8)	(11.5)
Amortization of net losses	0.9	0.6	1.7	1.3
Amortization of prior service cost	0.1	0.1	0.2	0.2

Total pension expense	$1.1	$0.5	$2.1	$1.1

Postretirement benefits other than pensions (“OPEB”).  The components of net periodic OPEB expense are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(In millions)

Service cost	$0.3	$0.3	$0.5	$0.6
Interest cost	0.4	0.4	0.9	0.8
Amortization of net losses	0.2	0.1	0.4	0.3
Amortization of prior service credit	(0.1)	(0.1)	(0.2)	(0.2)

Total OPEB expense	$0.8	$0.7	$1.6	$1.5

Note 10 – Income taxes

	Six months ended June 30,
	2007	2008
	(In millions)

Expected income tax expense, at 35%	$82.0	$45.5
Non-U.S. tax rates	(1.7)	(0.9)
U.S. state income taxes, net	4.1	2.6
Nontaxable income	(6.3)	(7.5)
Domestic manufacturing credit	(3.3)	(1.9)
Uncertain tax positions, net	0.5	1.4
Other, net	(1.0)	(0.5)

Total income tax expense	$74.3	$38.7

Note 11 – Commitments and contingencies

Environmental matters.  We are continuing assessment work with respect to our plant site in Henderson, Nevada.  As of June 30, 2008, we have $1.6 million accrued which represents our current estimate of the probable costs of the remediation expected to be required at the site under the current order with the state department of environmental protection.  We expect these accrued expenses to be paid over the remediation period of up to thirty years.  We estimate the upper end of the range of reasonably possible costs related to this matter, including the current accrual, to be approximately $3.7 million.

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

Note 12 – Earnings per share

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

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(In millions)
Numerator:
Net income attributable to common stockholders	$76.3	$47.3	$151.4	$87.6
Dividends on Series A Preferred Stock	1.4	0.1	2.8	0.2

Diluted net income attributable to common stockholders	$77.7	$47.4	$154.2	$87.8

Denominator:
Average common shares outstanding	162.1	181.0	161.9	181.8
Average dilutive stock options	0.1	-	0.1	0.1
Series A Preferred Stock	22.1	1.0	22.3	1.1

Diluted shares	184.3	182.0	184.3	183.0

Note 13 – Business segment information

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

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(In millions, except product shipment data)
Titanium melted and mill products:
Melted product net sales	$55.3	$27.6	$114.4	$61.4
Mill product net sales	250.4	236.0	497.4	465.6
Other titanium product sales	35.5	33.7	71.1	64.0

Total net sales	$341.2	$297.3	$682.9	$591.0

Melted product shipments:
Volume (metric tons)	1,310	845	2,640	1,945
Average selling price (per kilogram)	$42.20	$32.60	$43.35	$31.55

Mill product shipments:
Volume (metric tons)	3,595	3,785	7,315	7,355
Average selling price (per kilogram)	$69.65	$62.35	$68.00	$63.30

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2008 compared to quarter ended June 30, 2007

Summarized financial information.  The following table summarizes certain information regarding our results of operations for the three months ended June 30, 2007 and 2008.  Our reported average selling prices are a reflection of actual selling prices after the effects of currency exchange rates, customer and product mix and other related factors throughout the periods presented.

	Three months ended June 30,
	2007	% of Total Net Sales	2008	% of Total Net Sales
	(In millions, except product shipment data)
Net sales:
Melted products	$55.3	16%	$27.6	9%
Mill products	250.4	74%	236.0	79%
Other titanium products	35.5	10%	33.7	12%

Total net sales	341.2	100%	297.3	100%

Cost of sales	205.7	60%	213.0	72%

Gross margin	135.5	40%	84.3	28%

Selling, general, administrative and development expense	17.7	5%	16.2	5%
Other income, net	0.2	-	0.7	-

Operating income	$118.0	35%	$68.8	23%

Melted product shipments:
Volume (metric tons)	1,310		845
Average selling price (per kilogram)	$42.20		$32.60

Mill product shipments:
Volume (metric tons)	3,595		3,785
Average selling price (per kilogram)	$69.65		$62.35

Net sales.  Our net sales were $297.3 million during the second quarter of 2008 compared to net sales of $341.2 million during the second quarter of 2007.  Although we believe overall industry fundamentals and outlook continue to support a long-term favorable trend in demand for titanium across all major market sectors, average selling prices for melted and mill products decreased 23% and 10%, respectively, from the second quarter of 2007 to the second quarter of 2008.

Over the past year, increases in global titanium sponge capacity and manufacturing activity for titanium products have increased availability of titanium sponge and scrap, which has resulted in declining costs for these raw materials.  This decline in raw material costs, in turn, has contributed to lower selling prices for our products due in part to raw material indexed pricing adjustments under certain of our long-term agreements, as well as contributing to lower selling prices for our non-contract sales volume.

Revisions and delays in the build-out schedules of certain commercial aircraft continue to affect near-term demand, impacting sales volumes and selling prices for titanium products during the second quarter of 2008 compared to the second quarter of 2007.  We continue to emphasize selling higher grades of melted and mill products, which are generally less susceptible to pricing pressures resulting from demand fluctuations.  As a result of these factors, our net sales volume for melted products declined 35% for the second quarter of 2008 compared to the same period in 2007, whereas our net sales volume for mill products increased 5% over the same periods.  Our mill products sales volume in the second quarter of 2008 was a new quarterly record for us.  Although we believe long-term demand trends continue to be favorable, previously announced adjustments and delays in the production schedule for the Boeing 787 DreamlinerTM are expected to continue to impact customer inventory levels and product mix.

Cost of sales.  Our cost of sales was $213.0 million during the second quarter of 2008, a 4% increase from the second quarter of 2007 primarily due to certain raw material costs associated with our melted and mill products sales.  Additionally, the costs of sales associated with the increased sales volume of mill products were somewhat offset by decreased sales volumes of melted products.  As previously stated, our cost of purchased titanium sponge and scrap declined during the latter part of 2007 and through the first half of 2008 due to increased availability and the resulting downward cost pressure over the same periods.  Despite these trends in titanium sponge and scrap costs, the majority of the products sold during the second quarter of 2008 included higher cost raw materials, including alloys, acquired during prior periods due to the length of the manufacturing cycle for the production of melted and mill products.

Gross margin.  During the second quarter of 2008, our gross margin was $84.3 million as compared to $135.5 million for the same period in 2007.  Decreases in the average selling prices for our melted and mill products and decreased sales volume for our melted products all contributed to the decline in gross margin in the second quarter of 2008 compared to the second quarter of 2007.  Additionally, increases in costs of sales in the second quarter of 2008 associated with our higher raw material costs impacted our gross margin.  Although our cost of purchased titanium sponge and scrap declined during the latter part of 2007 and the first half of 2008, as discussed above, indexed pricing adjustments in certain long-term agreements typically precede the realization of lower product cost of sales due to the length of the manufacturing cycle for the production of melted and mill products.

Operating income.  Our operating income for the second quarter of 2008 was $68.8 million compared to $118.0 million during the same period in 2007 primarily due to the decline in gross margin.

Income taxes. Our effective income tax rate was 30% in the second quarter of 2008 compared to 32% in the second quarter of 2007.  Our effective income tax rates for the second quarters of 2008 and 2007 were lower than the U.S. statutory rate primarily due to our mix of pre-tax earnings, with a higher percentage of earnings in lower tax rate jurisdictions primarily as a result of the implementation of an internal corporate reorganization in 2007.  See Note 10 to the Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense.

First six months of 2008 compared to first six months of 2007

Summarized financial information.  The following table summarizes certain information regarding our results of operations for the six months ended June 30, 2007 and 2008.  Our reported average selling prices are a reflection of actual selling prices we received after the effects of currency exchange rates, customer and product mix, and other related factors realized throughout the periods presented.

	Six months ended June 30,
	2007	% of Total Net Sales	2008	% of Total Net Sales
	(In millions, except product shipment data)
Net sales:
Melted products	$114.4	17%	$61.4	10%
Mill products	497.4	73%	465.6	79%
Other titanium products	71.1	10%	64.0	11%

Total net sales	682.9	100%	591.0	100%

Cost of sales	414.0	61%	425.6	72%

Gross margin	268.9	39%	165.4	28%

Selling, general, administrative and development expense	35.0	5%	33.5	6%
Other income (expense), net	0.3	-	(0.3)	-

Operating income	$234.2	34%	$131.6	22%

Melted product shipments:
Volume (metric tons)	2,640		1,945
Average selling price (per kilogram)	$43.35		$31.55

Mill product shipments:
Volume (metric tons)	7,315		7,355
Average selling price (per kilogram)	$68.00		$63.30

Net sales.  Our net sales were $591.0 million during the first six months of 2008 compared to net sales of $682.9 million during the first six months of 2007.  Although we believe overall industry fundamentals and outlook continue to support a long-term favorable trend in demand for titanium across all major market sectors, average selling prices for melted and mill products decreased 27% and 7%, respectively, from the first six months of 2007 to the first six months of 2008.

Over the past year, increases in global titanium sponge capacity and manufacturing activity for titanium products have increased availability of titanium sponge and scrap, which has resulted in declining costs for these raw materials.  This decline in raw material costs, in turn, has contributed to lower selling prices for our products due in part to raw material indexed pricing adjustments under certain of our long-term agreements, as well as contributing to lower selling prices for our non-contract sales volume.

Revisions and delays in the build-out schedules of certain commercial aircraft continue to affect near-term demand, impacting sales volumes and selling prices for titanium products during the first six months of 2008 compared to the first six months of 2007.  We continue to emphasize selling higher grades of melted and mill products, which are generally less susceptible to pricing pressures resulting from demand fluctuations.  As a result of these factors, our net sales volume for melted products declined 26% for the first six months of 2008 compared to the same period in 2007, whereas our net sales volume for mill products increased 1% over the same periods.  Although we believe long-term demand trends continue to be favorable, previously announced adjustments and delays in the production schedule for the Boeing 787 DreamlinerTM are expected to continue to impact customer inventory levels and product mix.

Cost of sales.  Our cost of sales was $425.6 million during the first six months of 2008, a 3% increase from the first six months of 2007 primarily due to certain raw material costs associated with our melted and mill products sales.  Additionally, the costs of sales associated with the increased sales volume of mill products were somewhat offset by decreased sales volumes of melted products.  As previously stated, our cost of purchased titanium sponge and scrap declined during the latter part of 2007 and the first half of 2008 due to increased availability and the resulting downward cost pressure over the same periods.  Despite these trends in titanium sponge and scrap costs, the majority of the products sold during the first six months of 2008 included higher cost raw materials, including alloys, acquired during prior periods due to the length of the manufacturing cycle for the production of melted and mill products.

Gross margin.  During the first six months of 2008, our gross margin was $165.4 million as compared to $268.9 million for the same period in 2007.  Decreases in the average selling prices for our melted and mill products and decreased sales volume for our melted products all contributed to the decline in gross margin in the first six months of 2008 compared to the first six months of 2007.  Additionally, increases in costs of sales in the first six months of 2008 associated with our higher raw material costs impacted our gross margin.  Although our cost of purchased titanium sponge and scrap declined during the latter part of 2007 and the first six months of 2008, as discussed above, indexed pricing adjustments in certain long-term agreements typically precede the realization of lower product cost of sales due to the length of the manufacturing cycle for the production of melted and mill products.

Operating income.  Our operating income for the first six months of 2008 was $131.6 million compared to $234.2 million during the same period in 2007 primarily due to the decline in gross margin.

Income taxes. Our effective income tax rate was 30% in the first six months of 2008 compared to 32% in the first six months of 2007.  Our effective income tax rates for the first six months of 2008 and 2007 were lower than the U.S. statutory rate primarily due to our mix of pre-tax earnings, with a higher percentage of earnings in lower tax rate jurisdictions primarily as a result of the implementation of an internal corporate reorganization in 2007.  See Note 10 to the Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense.

European operations

We have substantial operations located in the United Kingdom, France and Italy.  Approximately 35% of our sales originated in Europe for the six months ended June 30, 2008, the majority of which were denominated in the British pound sterling or the euro. Certain raw materials costs, principally purchases of titanium sponge and alloys for our European operations, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of our European subsidiaries are those of their respective countries, and our European subsidiaries are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of our European operations may be in U.S. dollars or in their respective functional currencies. Our export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations.  We do not use currency contracts to hedge our currency exposures.

Outlook

While our results of operations in the first six months of 2008 were below the record levels achieved in 2007, we believe the long-term outlook for our business and the industry as a whole remain strong, and we expect that future demand in all major market sectors will accelerate.  We also believe the global commercial aerospace market will continue its long-term upward trend with the manufacture of new generation aircraft which require the use of significantly higher percentages of titanium.  Our sales order backlog was $0.8 billion as of June 30, 2008 compared to $1.0 billion at December 31, 2007.

Over the last three quarters, downward pressure on raw material costs resulting from increased capacity and availability of titanium sponge and scrap, together with near-term fluctuations in demand, have resulted in lower average selling prices for titanium products, particularly for standard and industrial grade melted products.  In addition, the effect of industry capacity expansions currently underway, together with previously announced adjustments and delays in the production schedule for the Boeing 787 DreamlinerTM and certain other commercial aircraft, have contributed to near-term volatility in the overall market demand for aerospace products.  This volatility is expected to continue to impact demand until uncertainties within the commercial aerospace production cycle are resolved and stabilized on a longer term basis.  While we are unable to predict the timing and extent to which selling price fluctuations and raw material costs will impact our profitability in the future, we anticipate our selling prices in 2008 will remain below levels experienced during 2007, and we expect our cost of sales per unit in 2008 will be favorably impacted during the latter part of the year as we begin to realize the effects of the lower costs of purchased raw materials described above.

In July 2008, The Airline Monitor, a leading aerospace publication, issued its semi-annual forecast for commercial aircraft deliveries.  Aggregate annual deliveries for both Boeing and Airbus are expected to reach record numbers of aircraft during each year from 2008 through 2012 (totaling at least 1,000 aircraft deliveries each year during the period).  Although forecasted deliveries for single-aisle and twin-aisle aircraft through 2012 have declined slightly from 5,530 to 5,275 (1,357 of which are twin-aisle aircraft that require a higher percentage of titanium in their airframes, engines and other parts than any other commercial aircraft) due to global economic factors including increased oil prices, the additional deliveries during the following five-year period are expected to result in a one percent increase to the aggregate forecast for the ten-year period of 2008 through 2017.  This updated forecast supports our belief that long-term industry-wide demand trends will remain strong for the foreseeable future.

        We continue to pursue strategic plans that focus on anticipated long-term favorable trends in demand by expanding our productive capacity, with a focus on opportunities to improve our operating flexibility, efficiency and cost structure.  In particular, we continue to expand our operating capabilities in the demanding commercial aerospace market sector in order to enhance our ability to meet our current and prospective customers’ needs and strengthen our position as a reliable supplier in markets where technical ability and precision are critical.  These efforts include strategic initiatives to assure we have the necessary availability of raw materials, melt capacity and mill product processing capabilities, as well as long-term strategic relationships with key customers in our target markets, including our position in key sectors, such as the global aerospace jet engine market, through previously announced long-term customer agreements.  We have been successful over the last two years in establishing significant flexibility and cost advantages in our entire manufacturing process.  With our continuing strong positive cash flow from operations, we believe we are well positioned to capitalize on future opportunities and to respond to industry demand fluctuations in a timely and cost-efficient manner because we have assured and flexible availability of raw materials and conversion services, consisting of a balance of internal resources and committed long-term raw material supply and conversion services agreements.

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

Melted products.  We are continuing the expansion of our global melt capacity.  A new EB melt furnace in Morgantown commenced commercial production in the second quarter of 2008, and this new furnace will provide 8,500 metric tons of EB melt capacity by the fourth quarter of 2008.  The construction of an additional furnace with 8,500 metric tons of EB melt capacity at the same facility continues on schedule with expected initial commercial production commencing in the second half of 2009.  Further, new VAR furnaces in our Morgantown and Witton locations were completed and began commercial production during the second quarter of 2008, and we expect the new VAR furnace in our Savoie location to commence commercial production later in 2008.  These additions will significantly increase our overall melt capacity, and as we continue to adjust our long-term business plan in response to industry trends, we will consider more additions to our melt capacity based on our raw material sources and product mix.

Mill products and conversion services.  We have numerous capital projects in process to improve and expand our production capacity for mill products.  Also, under various conversion services agreements with third-party vendors, we have access to a dedicated annual capacity at certain of our vendors’ facilities which provide us with a long-term secure source for processing round and flat products.  We believe the combination of our internal capacity and dedicated third-party rolling and forging allows us to assure our customers of our long-term ability to meet their needs.

Customer agreements.  During 2007 and early 2008, we completed renewals, extensions and, in certain cases, expansions of our long-term supply agreements with several of our customers that supply components to the major aerospace jet engine manufacturers.  As a result, we have enhanced our position as the major supplier of titanium to the aerospace jet engine market.  Based on existing customer agreements and relationships, we estimate we will supply approximately two-thirds of the global commercial aerospace jet engine market requirements for titanium over the next five to ten years.  We also have existing long-term supply agreements with other commercial aerospace and industrial customers and continue to explore opportunities to expand or renew these existing arrangements, as well as to enter into new long-term agreements in these and other industry segments.

General.  We believe the overall industry outlook continues to support a long-term favorable trend in demand for titanium across all major market sectors, including commercial aerospace, military, industrial and emerging markets.  With a significant portion of our mill products sales volume and our overall revenue from shipments into commercial aerospace applications, the leading driver for long-term growth in industry demand, we are particularly impacted by demand trends in that market sector, and we anticipate that commercial aerospace requirements will continue to impact demand for our products for the foreseeable future.  Both Boeing and Airbus, the primary manufacturers of commercial aircraft, have reported increased backlogs for their products thus far in 2008.  Although the revised production schedule for the Boeing 787 DreamlinerTM, adjustments and delays in certain other commercial aircraft build-out schedules and general economic conditions will contribute to near-term demand volatility, we will continue to execute on our strategic plan to improve and expand our production capacities to meet the long-term demand growth reflected in the titanium product volumes our customers have committed to purchase under long-term agreements and in market sector forecasts.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated cash flows for the first six months ended June 30, 2007 and 2008 are presented below.  The following should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

	Six months ended June 30,
	2007	2008
	(In millions)
Cash provided by (used in):
Operating activities	$57.3	$86.4
Investing activities	(33.9)	(89.4)
Financing activities	(9.3)	(46.4)

Net cash provided by (used in) operating, investing and financing activities	$14.1	$(49.4)

Operating activities. Cash flow from operations is considered a primary source of our liquidity.  Changes in pricing, production volume and customer demand, among other things, could significantly affect our liquidity.  Cash provided by operating activities increased $29.1 million, from $57.3 million for the first six months of 2007 to $86.4 million for the first six months of 2008.  The net effects of the following significant items contributed to the overall increase in cash provided by operating activities:

•	lower operating income of $102.6 million in 2008;

•
lower net cash used by changes in receivables, inventories, payables and accrued liabilities of $88.0 million in 2008 in response to changing working capital requirements as overall sales volumes and purchased inventory costs per unit have declined; and

•	lower net cash paid for income taxes in 2008 of $47.6 million primarily due to the lower taxable income in 2008.

Investing activities.  Cash flows used in our investing activities was $33.9 million in the first six months of 2007 and $89.4 million in the first six months of 2008.  We purchased $21.4 million of marketable securities during the first six months of 2008, and our capital expenditures were $66.2 million during the first six months of 2008 as compared to $33.9 million in capital expenditures during the same period in 2007.  Capital expenditures included the following:

•
construction in progress in 2008 for the first and second phases of our EB melt capacity expansion at our facility in Morgantown, of which phase one commenced commercial production in the second quarter of 2008, and other capacity expansion projects in the U.S. and Europe; and

•	construction in progress in 2007 for the first phase of our EB capacity expansion in Morgantown and for our sponge plant expansion in Henderson, which commenced commercial production in April 2007.

Financing activities.  Our cash flows from financing activities included:

•	net borrowings of $22.5 million during the first six months of 2008;

•	dividends paid on our common stock of $27.3 million in the first six months of 2008, as we began paying a regular quarterly dividend of $0.075 per share in the fourth quarter of 2007;

•	dividends paid to the minority interest shareholder of our 70%-owned French subsidiary of $8.1 million in the first six months of 2007 compared to $5.4 million in the first six months of 2008; and

•	treasury stock purchases of $36.5 million during the first six months of 2008.

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

At June 30, 2008, we had aggregate borrowing availability under our existing U.S. and European credit facilities of $207.1 million, and we had an aggregate of $41.4 million of cash and cash equivalents.  Our U.S. credit facility matures in February 2011, and our U.K. credit facility matures in July 2010.  Based upon our expectations of our operating performance, anticipated demands on our cash resources, borrowing availability under our existing credit facilities and anticipated borrowing capacity after the maturity of these credit facilities, we expect to have sufficient liquidity to meet our obligations for the short-term (defined as the next twelve-month period) and our long-term obligations, including our planned capacity expansion projects, some of which are discussed above.  If actual developments differ from our expectations, our liquidity could be adversely affected.

Repurchases of common stock.  At July 31, 2008, we had approximately $63.5 million available for repurchase of our common stock under the authorizations described in Note 8 to Condensed Consolidated Financial Statements.

Capital expenditures.  We have spent $66.2 million on capital expenditures as of June 30, 2008.  We currently estimate we will invest a total of approximately $120 million to $140 million for capital expenditures during 2008, primarily for improvements in and expansion of existing productive capacity.

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

Recent accounting pronouncements.  See Note 1 to Condensed Consolidated Financial Statements.

Critical accounting policies.  For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our 2007 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2008.

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

Item 4.                      CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our Chief Executive Officer, and James W. Brown, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2008.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of June 30, 2008.

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

Changes in internal control over financial reporting.  There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1.                      LEGAL PROCEEDINGS

Refer to Note 11 of the Condensed Consolidated Financial Statements and to our 2007 Annual Report for descriptions of certain previously reported legal proceedings.

Item 1A.                   RISK FACTORS

        There have been no material changes in the first six months of 2008 with respect to our risk factors presented in Item 1A. in our 2007 Annual Report on Form 10-K.

Item 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 12, 2007, our board of directors authorized the repurchase of up to $100 million of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates.  We may repurchase our common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  Repurchased shares will be retired and cancelled.  See Note 7 to the Condensed Consolidated Financial Statements.  We made no purchases during the second quarter of 2008.

Item 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2008 Annual Meeting of Shareholders on May 22, 2008.  Keith R. Coogan, Glenn R. Simmons, Harold C. Simmons, Thomas P. Stafford, Steven L. Watson, Terry N. Worrell and Paul J. Zucconi were elected as directors, each receiving votes “For” their election from at least 74.7% of the 181.0 million common shares eligible to vote at the Annual Meeting.  Additionally, the Titanium Metals Corporation 2008 Long-Term Incentive Plan was adopted by receiving votes “For” adoption of the plan from 57.2% of the common shares eligible to vote at the Annual Meeting.

Item 6.                        EXHIBITS

10.1*
Titanium Metal Corporation 2008 Long-Term Incentive Plan - incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-8 (File No. 333-151101) filed with the SEC on May 22, 2008.

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

TITANIUM METALS CORPORATION

Date: August 5, 2008	By	/s/ James W. Brown
James W. Brown
Vice President and Chief Financial Officer

Date: August 5, 2008	By	/s/ Scott E. Sullivan
Scott E. Sullivan
Vice President and Controller Principal Accounting Officer