Form 10-Q
period 2008-09-30
TITANIUM METALS CORP
filed 2008-11-05
CIK 1011657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

    Number of shares of common stock outstanding on October 31, 2008: 181,058,421

TITANIUM METALS CORPORATION

Items 3, 4 and 5 of Part II are omitted because there is no information to report.

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

ASSETS	December 31, 2007	September 30, 2008
		(unaudited)
Current assets:
Cash and cash equivalents	$90.0	$36.4
Accounts and other receivables	209.9	182.0
Inventories	562.7	598.0
Refundable income taxes	14.5	7.7
Prepaid expenses and other	6.1	7.4
Deferred income taxes	14.6	15.0

Total current assets	897.8	846.5

Marketable securities	2.7	24.3
Note receivable from affiliate	50.5	42.0
Property and equipment, net	382.0	428.3
Pension asset	23.3	26.9
Deferred income taxes	2.6	4.4
Other	61.0	66.0

Total assets	$1,419.9	$1,438.4

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In millions)

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	December 31, 2007	September 30, 2008
		(unaudited)

Current liabilities:
Accounts payable	$72.6	$74.3
Accrued and other current liabilities	87.7	72.5
Customer advances	17.4	13.2

Total current liabilities	177.7	160.0

Long term debt	-	13.1
Accrued OPEB cost	29.3	30.4
Accrued pension cost	36.0	29.4
Deferred income taxes	11.3	5.1
Other	9.0	10.0

Total liabilities	263.3	248.0

Minority interest	23.9	22.5

Stockholders’ equity:
Series A Preferred Stock	4.1	3.2
Common stock	1.8	1.8
Additional paid-in capital	558.2	523.4
Retained earnings	589.0	675.9
Accumulated other comprehensive loss	(20.4)	(36.4)

Total stockholders’ equity	1,132.7	1,167.9

Total liabilities, minority interest and stockholders’ equity	$1,419.9	$1,438.4

Commitments and contingencies (Note 11)

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (In millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
		(unaudited)

Net sales	$297.3	$295.4	$980.3	$886.3
Cost of sales	199.3	222.5	613.4	648.0

Gross margin	98.0	72.9	366.9	238.3

Selling, general, administrative and development expense	16.7	18.0	51.7	51.5
Other income (expense), net	-	(2.0)	0.2	(2.3)

Operating income	81.3	52.9	315.4	184.5

Other non-operating income, net	0.9	4.8	1.2	3.3

Income before income taxes and minority interest	82.2	57.7	316.6	187.8

Provision for income taxes	27.2	16.1	101.5	54.9
Minority interest in after-tax earnings	1.3	1.3	7.3	4.9

Net income	53.7	40.3	207.8	128.0

Dividends on Series A Preferred Stock	1.4	0.1	4.2	0.2

Net income attributable to common stockholders	$52.3	$40.2	$203.6	$127.8

Earnings per share attributable to common stockholders:
Basic	$0.32	$0.22	$1.26	$0.70
Diluted	$0.29	$0.22	$1.13	$0.70

Weighted average shares outstanding:
Basic	162.2	181.0	162.0	181.6
Diluted	184.3	182.0	184.3	182.6

Cash dividend per common share	$-	$0.075	$-	$0.225

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine months ended September 30,
	2007	2008
	(unaudited)
Cash flows from operating activities:
Net income	$207.8	$128.0
Depreciation and amortization	30.1	35.5
Deferred income taxes	1.7	(6.5)
Minority interest	7.3	4.9
Other, net	1.9	1.6
Change in assets and liabilities:
Receivables	12.2	25.5
Inventories	(60.1)	(44.2)
Accounts payable and accrued liabilities	(32.8)	(10.6)
Income taxes	(31.7)	7.3
Other, net	(6.7)	(13.5)
Net cash provided by operating activities	129.7	128.0

Cash flows from investing activities:
Capital expenditures	(60.6)	(89.3)
Purchases of marketable securities	-	(26.4)
Principal payments on note receivable from affiliate	-	7.0
Other, net	(10.0)	(2.2)
Net cash used in investing activities	(70.6)	(110.9)

Cash flows from financing activities:
Indebtedness:
Borrowings	-	60.7
Repayments	-	(47.6)
Dividends paid:
Common stock	-	(40.9)
Series A Preferred Stock	(4.2)	(0.2)
Minority shareholder	(8.1)	(5.4)
Treasury stock purchases	-	(36.5)
Other, net	1.6	0.4
Net cash used in financing activities	(10.7)	(69.5)

Net cash provided by (used in) operating, investing and financing activities	48.4	(52.4)
Effect of exchange rate changes on cash	1.0	(1.2)
	49.4	(53.6)
Cash and cash equivalents at beginning of period	29.4	90.0

Cash and cash equivalents at end of period	$78.8	$36.4

Supplemental disclosures:
Cash paid for:
Interest	$2.2	$1.1
Income taxes	130.7	54.0

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(In millions)

	Series A Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Comprehensive Income
	(unaudited)

Balance at January 1, 2008	$4.1	$1.8	$558.2	$589.0	$(20.4)	$-	$1,132.7
Net income	-	-	-	128.0	-	-	128.0	$128.0
Other comprehensive income	-	-	-	-	(16.0)	-	(16.0)	(16.0)
Conversion of Series A Preferred Stock	(0.9)	-	0.9	-	-	-	-	-
Treasury stock purchases	-	-	-	-	-	(36.5)	(36.5)	-
Treasury stock retirement	-	-	(36.5)	-	-	36.5	-	-
Dividends declared:
Series A Preferred Stock	-	-	-	(0.2)	-	-	(0.2)	-
Common stock	-	-	-	(40.9)	-	-	(40.9)	-
Other	-	-	0.8	-	-	-	0.8	-

Balance at September 30, 2008	$3.2	$1.8	$523.4	$675.9	$(36.4)	$-	$1,167.9

Comprehensive income								$112.0

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Note 1 – Basis of presentation and organization

Basis of presentation.  The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 that we filed with the Securities and Exchange Commission (“SEC”) on February 28, 2008 (“2007 Annual Report”).  They include the accounts of Titanium Metals Corporation and its majority owned subsidiaries (collectively referred to as “TIMET”).  Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to TIMET and its subsidiaries, taken as a whole.  All material intercompany transactions and balances with consolidated subsidiaries have been eliminated.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed or omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2007) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim period ended September 30, 2008 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2007 Consolidated Financial Statements contained in our 2007 Annual Report.  Our first three fiscal quarters reported are the approximate 13-week periods ending on the Saturday generally nearest to March 31, June 30 and September 30.  Our fourth fiscal quarter and fiscal year always end on December 31.  For presentation purposes, our financial statements and the accompanying notes are presented as ended on March 31, June 30, September 30 and December 31, as applicable.

Organization.  At September 30, 2008, subsidiaries of Contran Corporation held 27.9% of our outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons.  At September 30, 2008, Mr. Simmons and his spouse owned an aggregate of 16.1% of our common stock, and the Combined Master Retirement Trust (“CMRT”), a trust sponsored by Contran to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Contran and certain related companies, held an additional 8.5% of our common stock.  Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT.  Consequently, Mr. Simmons may be deemed to control each of Contran and us.

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

On January 1, 2008 we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an item-by-item basis, is irrevocable unless a new election date occurs and is applied to the entire item and not only to specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than investments in a consolidated subsidiary, defined benefit pension plans, other post employment benefit plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS 159 first becomes effective for us.  SFAS 159 became effective for us on January 1, 2008.  We did not elect to measure any eligible items at fair value in accordance with this new standard either at the date we adopted the new standard or subsequently during the first, second or third quarters of 2008.  Therefore, the adoption of this standard did not have a material effect on our consolidated financial position or results of operations.

Note 2 – Inventories

	December 31, 2007	September 30, 2008
	(In millions)

Raw materials	$121.8	$123.0
Work-in-process	268.7	308.5
Finished products	125.8	119.4
Inventory consigned to customers	23.0	17.9
Supplies	23.4	29.2

Total inventories	$562.7	$598.0

Note 3 – Marketable securities

    Our marketable securities consist of investments in the publicly traded shares of related parties.  NL Industries, Inc., Kronos Worldwide, Inc. and Valhi, Inc. are each majority owned subsidiaries of Contran.  The aggregate cost basis of our marketable securities was $2.7 million at December 31, 2007 and $29.1 million at September 30, 2008.  During 2008, we purchased 1.3 million shares of Valhi common stock in market transactions for an aggregate of $26.4 million.  All of our marketable securities are classified as available-for-sale, which are carried at fair value using quoted market prices, which are Level 1 inputs as defined by SFAS 157.  Because we have classified all of our marketable securities as available-for-sale, any unrealized gains or losses on the securities are recognized through other comprehensive income, other than any decline in value which we conclude is other than temporary.  We currently believe the decline in market prices of these securities to be temporary in nature as a result of the recent market volatility.  We will continue to monitor the quoted market prices of these securities.  If in the future we were to conclude that the decline in value of one or more of these securities is other than temporary, we would recognize an impairment through an income statement charge.  Such income statement impairment charge would be offset in comprehensive income by the reversal of the previously unrealized losses to the extent they were previously recognized in accumulated other comprehensive income.

The following table summarizes the market value of our marketable securities:

	December 31, 2007	September 30, 2008
	(In millions)

Valhi	$-	$21.9
NL	2.5	2.3
Kronos	0.2	0.1

Total marketable securities	$2.7	$24.3

Note 4 – Property and equipment

	December 31, 2007	September 30, 2008
	(In millions)

Land and improvements	$11.6	$12.6
Buildings and improvements	55.0	59.7
Information technology systems	70.3	72.2
Manufacturing equipment and other	455.8	484.6
Construction in progress	88.7	113.5

Total property and equipment	681.4	742.6

Less accumulated depreciation	299.4	314.3

Total property and equipment, net	$382.0	$428.3

Note 5 – Other noncurrent assets

	December 31, 2007	September 30, 2008
	(In millions)

Prepaid conversion services	$47.2	$45.3
Other	13.8	20.7

Total other noncurrent assets	$61.0	$66.0

Note 6 – Accrued and other current liabilities

	December 31, 2007	September 30, 2008
	(In millions)

Employee related	$45.5	$32.9
Deferred revenue	14.3	16.6
Other	27.9	23.0

Total accrued liabilities	$87.7	$72.5

Note 7 – Bank debt

Our indebtedness at September 30, 2008 consists of $13.1 million outstanding under our $175 million U.S. long-term credit agreement with a weighted average interest rate of 3.38%.  At September 30, 2008 we had no outstanding borrowings under our European credit facilities, and the aggregate borrowing availability under our U.S. and European credit facilities was $211.4 million.

Note 8 – Stockholders’ equity

During 2007, our board of directors authorized the repurchase of up to $100 million of our common stock in open market transactions or in privately negotiated transactions, with the intention that any repurchased shares will be retired and cancelled.  During 2008, we purchased 2.3 million shares of our common stock in open market transactions for an aggregate purchase price of $36.5 million, and all shares acquired under this repurchase program during 2008 have been cancelled.  At September 30, 2008, we could purchase an additional $63.5 million of our common stock under our board of directors’ authorization.

Note 9 – Employee benefits

Defined benefit pension plans.  The components of the net periodic pension expense are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(In millions)

Service cost	$1.4	$1.2	$4.0	$3.6
Interest cost	4.2	4.3	12.6	13.1
Expected return on plan assets	(5.5)	(5.7)	(16.3)	(17.2)
Amortization of net losses	0.9	0.6	2.6	1.9
Amortization of prior service cost	0.1	0.1	0.4	0.3

Total pension expense	$1.1	$0.5	$3.3	$1.7

Postretirement benefits other than pensions (“OPEB”).  The components of net periodic OPEB expense are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(In millions)

Service cost	$0.2	$0.3	$0.7	$0.8
Interest cost	0.5	0.4	1.3	1.2
Amortization of net losses	0.2	0.1	0.6	0.4
Amortization of prior service credit	(0.1)	(0.1)	(0.3)	(0.2)

Total OPEB expense	$0.8	$0.7	$2.3	$2.2

    Future variances from assumed actuarial rates, including the rate of return on our defined benefit pension plan assets, as well as changes in the discount rate used to determine the projected benefit obligation, may result in increases or decreases to pension plan assets and liabilities, defined benefit pension expenses and credits and funding requirements in future periods.  We use a December 31 measurement date for our defined benefit pension plans.  Given the current uncertainty of the U.S. and global economies, our pension plan assets may be significantly lower at December 31, 2008, as compared to December 31, 2007.

Note 10 – Income taxes

	Nine months ended September 30,
	2007	2008
	(In millions)

Expected income tax expense, at 35%	$111.0	$65.7
Non-U.S. tax rates	(2.0)	(1.3)
U.S. state income taxes, net	5.7	3.7
Nontaxable income	(9.0)	(11.2)
Domestic manufacturing credit	(4.7)	(4.0)
Uncertain tax positions, net	0.5	2.1
Other, net	-	(0.1)

Total income tax expense	$101.5	$54.9

Note 11 – Commitments and contingencies

Environmental matters.  As part of our continuing assessment with respect to our plant site in Henderson, Nevada, in the third quarter of 2008 we completed and submitted to the Nevada Department of Environmental Protection (“NDEP”) a Remedial Alternative Study (“RAS”) with respect to the groundwater located at the plant site.  The RAS, which was submitted pursuant to an existing agreement between the NDEP and us, identified the presence of certain contaminants in the plant site groundwater that requires remediation.  The RAS proposes various alternatives to the NDEP for the remediation of these contaminants.  We currently anticipate that the NDEP will complete its review of the RAS and our proposed remedial alternatives during the fourth quarter of 2008 and that following such review, the NDEP will issue its decision concerning the remediation plan.

As of September 30, 2008, we have $4.1 million accrued for remediation activities anticipated at our Henderson plant site, which include amounts accrued at the lower end of the range of estimated costs for the most likely remedial alternative contained in the groundwater RAS submitted to the NDEP.  We increased such accrual by $2.6 million during the third quarter of 2008.  We will continue evaluating alternative methods and timing of remediation activities, and if necessary, we may revise our estimated costs in the future.  We estimate the upper end of the range of reasonably possible costs related to all of our environmental matters, including the current accrual, to be approximately $6.5 million.  We expect these estimated costs to be incurred over a remediation period of at least five years.

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

    Legal proceedings.  From time to time, we are involved in various employment, environmental, contractual, intellectual property, product liability, general liability and other claims, disputes and litigation relating to our business.  In certain instances, we have insurance coverage for these items to eliminate or reduce our risk of loss (other than standard deductibles, which are generally $1 million or less).  We currently believe the outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or liquidity beyond any accruals for which we have already provided.  However, all such matters are subject to inherent uncertainties, and were an unfavorable outcome to occur with respect to several of these matters in a given period, it is possible that it could have a material adverse impact on our results of operations or cash flows in that particular period.

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(In millions)
Numerator:
Net income attributable to common stockholders	$52.3	$40.2	$203.6	$127.8
Dividends on Series A Preferred Stock	1.4	0.1	4.2	0.2

Diluted net income attributable to common stockholders	$53.7	$40.3	$207.8	$128.0

Denominator:
Average common shares outstanding	162.2	181.0	162.0	181.6
Average dilutive stock options	0.1	-	0.1	-
Series A Preferred Stock	22.0	1.0	22.2	1.0

Diluted shares	184.3	182.0	184.3	182.6

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(In millions, except product shipment data)
Titanium melted and mill products:
Melted product net sales	$41.6	$33.3	$156.1	$94.6
Mill product net sales	227.0	228.4	727.4	693.5
Other titanium product sales	28.7	33.7	96.8	98.2

Total net sales	$297.3	$295.4	$980.3	$886.3

Melted product shipments:
Volume (metric tons)	1,045	1,115	3,685	3,060
Average selling price (per kilogram)	$39.85	$29.85	$42.35	$30.90

Mill product shipments:
Volume (metric tons)	3,350	3,845	10,665	11,195
Average selling price (per kilogram)	$67.75	$59.40	$68.20	$61.95

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

RESULTS OF OPERATIONS

Quarter ended September 30, 2008 compared to quarter ended September 30, 2007

Summarized financial information.  The following table summarizes certain information regarding our results of operations for the three months ended September 30, 2007 and 2008.  Our reported average selling prices reflect actual selling prices after the effects of currency exchange rates, customer and product mix and other related factors throughout the periods presented.

	Three months ended September 30,
	2007	% of Total Net Sales	2008	% of Total Net Sales
	(In millions, except product shipment data)
Net sales:
Melted products	$41.6	14%	$33.3	11%
Mill products	227.0	76%	228.4	77%
Other titanium products	28.7	10%	33.7	12%

Total net sales	297.3	100%	295.4	100%

Cost of sales	199.3	67%	222.5	75%

Gross margin	98.0	33%	72.9	25%

Selling, general, administrative and development expense	16.7	6%	18.0	6%
Other income (expense), net	-	-	(2.0)	1%

Operating income	$81.3	27%	$52.9	18%

Melted product shipments:
Volume (metric tons)	1,045		1,115
Average selling price (per kilogram)	$39.85		$29.85

Mill product shipments:
Volume (metric tons)	3,350		3,845
Average selling price (per kilogram)	$67.75		$59.40

Net sales.  Our net sales were $295.4 million during the third quarter of 2008 compared to net sales of $297.3 million during the third quarter of 2007.  Average selling prices for melted and mill products decreased 25% and 12%, respectively, from the third quarter of 2007 to the third quarter of 2008.  Largely offsetting these price decreases, our net sales volume for both melted and mill products increased 7% and 15%, respectively, for the third quarter of 2008 compared to the same period in 2007.

Since early 2007, increases in global capacity and manufacturing activity for titanium products throughout the supply chain have increased the availability of titanium scrap, which has resulted in declining costs for this raw material.  This decline in raw material costs has, in turn, contributed to lower selling prices for certain products under long-term agreements, due in part to raw material indexed pricing adjustments included in certain of these agreements, as well as for our non-contract sales volume.

Revisions and delays in the build-out schedules of certain commercial aircraft, and the resulting effects on production and inventory levels throughout the supply-chain, continue to affect near-term demand, impacting sales volumes and selling prices for titanium products.  While our sales have been impacted by the aforementioned production schedule revisions and delays, contractually committed volumes under certain of our long-term agreements contributed to the overall increase in sales volume for our products during the third quarter of 2008.  Although we believe long-term demand trends are favorable, the previously announced adjustments and delays in the production schedule for the Boeing 787 DreamlinerTM, and any additional production delays resulting from Boeing’s labor dispute, are expected to continue to impact customer inventory levels and product demand.

Cost of sales.  Our cost of sales was $222.5 million during the third quarter of 2008 compared to cost of sales of $199.3 million in the third quarter of 2007, an increase of $23.2 million, primarily due to the cost of sales associated with the increased sales volume of melted and mill products combined with a shift in our product mix to a higher concentration of mill products for the third quarter of 2008, offset slightly by lower costs of titanium scrap.  Mill products carry a higher unit-cost than melted products due to labor, overhead and yield costs associated with additional processing.  As previously noted, the cost of our purchased titanium scrap has declined during the latter part of 2007 and through the first nine months of 2008.  We anticipate that our per-unit cost of sales for both melted and mill products will continue to be favorably impacted by declining titanium scrap costs, but these favorable effects could be offset by rising costs of production, energy and other raw materials.

Gross margin.  During the third quarter of 2008, our gross margin was $72.9 million as compared to $98.0 million for the same period in 2007, reflecting the net effect of decreased average selling prices for melted and mill products and slightly lower costs of raw materials.

Operating income.  Our operating income for the third quarter of 2008 was $52.9 million compared to $81.3 million during the same period in 2007 primarily due to the decline in gross margin.

Income taxes. Our effective income tax rate was 28% in the third quarter of 2008 compared to 33% in the third quarter of 2007.  Our effective income tax rates for the third quarters of 2008 and 2007 were lower than the U.S. statutory rate primarily due to our mix of pre-tax earnings, with a higher percentage of earnings in lower tax rate jurisdictions primarily as a result of the implementation of an internal corporate reorganization in 2007.  See Note 10 to the Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense.

First nine months of 2008 compared to first nine months of 2007

Summarized financial information.  The following table summarizes certain information regarding our results of operations for the nine months ended September 30, 2007 and 2008.  Our reported average selling prices reflect actual selling prices we received after the effects of currency exchange rates, customer and product mix, and other related factors realized throughout the periods presented.

	Nine months ended September 30,
	2007	% of Total Net Sales	2008	% of Total Net Sales
	(In millions, except product shipment data)
Net sales:
Melted products	$156.1	16%	$94.6	11%
Mill products	727.4	74%	693.5	78%
Other titanium products	96.8	10%	98.2	11%

Total net sales	980.3	100%	886.3	100%

Cost of sales	613.4	63%	648.0	73%

Gross margin	366.9	37%	238.3	27%

Selling, general, administrative and development expense	51.7	5%	51.5	6%
Other income (expense), net	0.2	-	(2.3)	-

Operating income	$315.4	32%	$184.5	21%

Melted product shipments:
Volume (metric tons)	3,685		3,060
Average selling price (per kilogram)	$42.35		$30.90

Mill product shipments:
Volume (metric tons)	10,665		11,195
Average selling price (per kilogram)	$68.20		$61.95

Net sales.  Our net sales were $886.3 million during the first nine months of 2008 compared to net sales of $980.3 million during the first nine months of 2007.  Average selling prices for melted and mill products decreased 27% and 9%, respectively, from the first nine months of 2007 to the first nine months of 2008.

Since early 2007, increases in global capacity and manufacturing activity for titanium products throughout the supply chain have increased the availability of titanium scrap, which has resulted in declining costs for this raw material.  This decline in raw material costs has, in turn, contributed to lower selling prices for certain products under long-term agreements, due in part to raw material indexed pricing adjustments included in certain of these agreements, as well as for our non-contract sales volume.

Revisions and delays in the build-out schedules of certain commercial aircraft, and the resulting effects on production and inventory levels throughout the supply-chain, continue to affect near-term demand, impacting sales volumes and selling prices for titanium products during the first nine months of 2008 compared to the first nine months of 2007.  As a result of these factors, our net sales volume for melted products declined 17% for the first nine months of 2008 compared to the same period in 2007, whereas our net sales volume for mill products increased 5% over the same periods.  Although we believe long-term demand trends are favorable, previously announced adjustments and delays in the production schedule for the Boeing 787 DreamlinerTM, and any additional production delays resulting from Boeing’s labor dispute, are expected to continue to impact customer inventory levels and product demand.

Cost of sales.  Our cost of sales was $648.0 million during the first nine months of 2008, a 6% increase from the first nine months of 2007, primarily resulting from a shift in our product mix to a higher concentration of mill products for the first nine months of 2008.  Mill products carry a higher unit-cost than melted products due to labor, overhead and yield costs associated with additional processing.  Cost of sales for the first nine months of 2008 were also higher on a per-unit basis due to higher raw material costs, primarily scrap, and certain other production costs, including energy.  Despite the downward trends in titanium scrap costs discussed previously, the majority of our products sold during the first nine months of 2008 included higher cost raw materials acquired during prior periods due to the length of the manufacturing cycles for our products.  We anticipate that our per-unit cost of sales for both melted and mill products in the future will be favorably impacted by declining titanium scrap costs, but these favorable effects could be offset by rising costs of production, energy and other raw materials.

Gross margin.  During the first nine months of 2008, our gross margin was $238.3 million as compared to $366.9 million for the same period in 2007, primarily reflecting decreases in the average selling prices for our melted and mill products combined with the increases in raw material and production costs described above.

Operating income.  Our operating income for the first nine months of 2008 was $184.5 million compared to $315.4 million during the same period in 2007 primarily due to the decline in gross margin.

Income taxes. Our effective income tax rate was 29% in the first nine months of 2008 compared to 32% in the first nine months of 2007.  Our effective income tax rates for the first nine months of 2008 and 2007 were lower than the U.S. statutory rate primarily due to our mix of pre-tax earnings, with a higher percentage of earnings in lower tax rate jurisdictions primarily as a result of the implementation of an internal corporate reorganization in 2007.  See Note 10 to the Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense.

European operations

We have substantial operations located in the United Kingdom, France and Italy.  Approximately 39% of our sales originated in Europe for the nine months ended September 30, 2008, a portion of which were denominated in foreign currency, principally the British pound sterling or the euro.  Certain raw materials costs, principally purchases of titanium sponge and alloys for our European operations, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies.  The functional currencies of our European subsidiaries are those of their respective countries, and our European subsidiaries are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results.  Borrowings of our European operations may be in U.S. dollars or in their respective functional currencies.  Our export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations.  We do not use currency contracts to hedge our currency exposures.

Outlook

Despite the demand volatility the industry is currently experiencing and the uncertainty surrounding the extent and duration of the current economic downturn, we believe the overall industry outlook supports a long-term favorable trend in demand for titanium across all major market sectors, including commercial aerospace, military, industrial and emerging markets.  Because a significant portion of our mill products sales volume and our overall revenue is from shipments into commercial aerospace applications, the leading driver for long-term growth in industry demand, we are particularly impacted by demand trends in that market sector, and we anticipate that current commercial aerospace demand volatility will continue to impact demand for our products for the foreseeable future.

The current demand volatility in the commercial aerospace industry is expected to continue to be impacted by (i) revised production schedules for the Boeing 787 DreamlinerTM, (ii) adjustments and delays in certain other commercial aircraft build-out schedules and (iii) Boeing’s labor dispute, which lasted approximately eight weeks.  We are unable to predict the timing or extent to which these events will impact future aircraft production.  However, we do expect these events to continue to impact the demand from all manufacturers and fabricators throughout the supply chain, including our customers, at least into 2009.  Additionally, worldwide economic conditions, primarily in the U.S. and Europe, are impacting the near-term demand volatility for our products, as limitations or additional restrictions on credit extended to businesses may cause delays or cancellations of capital projects and inventory purchases.  If these conditions persist, it is possible that some of our customers may elect to purchase at or near their long-term agreements’ contractual minimum volume for 2009.

Since early 2007, downward pressure on raw material costs resulting from increased capacity and availability of titanium sponge and scrap, together with near-term fluctuations in demand, have resulted in lower average selling prices for titanium products, particularly for standard and industrial grade melted products.  In addition, the effects of (i) industry capacity expansions currently underway, (ii) Boeing’s labor dispute and (iii) previously announced adjustments and delays in the production schedule for the Boeing 787 DreamlinerTM and certain other commercial aircraft, have contributed to near-term volatility in the overall market demand for commercial aerospace products.  This volatility is expected to impact demand until uncertainties within the commercial aerospace production cycle are resolved and inventory levels are stabilized on a longer term basis.  Although each of these factors contribute to current demand volatility in the titanium market, we have long-term agreements with a majority of our major customers, many of which specify annual pricing mechanisms and minimum annual volume commitments, that limit our exposure to the volatility of market pricing and fluctuating demand.  Customers under such long-term agreements represent approximately 54% of our revenues during the nine months ended September 30, 2008.

The timing and extent to which selling price fluctuations, raw material costs and volume adjustments will continue to impact our profitability in the future will depend upon the resolution of the uncertainties discussed above.  We anticipate that our per-unit cost of sales will continue to be favorably impacted by generally declining raw material costs, primarily titanium scrap, but the favorable effects of declining scrap costs could be offset by rising costs of production, energy and certain other raw materials.

We continue to pursue strategic plans to improve and expand our production capacities, with a focus on opportunities to improve our operating flexibility, efficiency and cost structure, to meet the long-term favorable demand growth reflected in titanium product volumes our customers have committed to purchase under long-term agreements and in long-term market sector forecasts.  In particular, we continue to enhance our ability to meet our current and prospective customers’ needs and strengthen our position as a reliable supplier in markets where technical ability and precision are critical.  These efforts include strategic initiatives to assure we have the necessary availability of raw materials, melt capacity and mill product processing capabilities, through various significant capital additions as well as long-term strategic relationships with several outside convertors.  In addition, we have continued to foster relationships with our key customers in our target markets, including our position in key sectors, such as the global aerospace jet engine market.  We have been successful over the last two years in establishing significant flexibility and cost advantages in our entire manufacturing process.  With our continuing strong positive cash flow from operations, we believe we are well positioned to capitalize on future opportunities and to respond to industry demand fluctuations in a timely and cost-efficient manner.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated cash flows for the first nine months ended September 30, 2007 and 2008 are presented below.  The following should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

	Nine months ended September 30,
	2007	2008
	(In millions)
Cash provided by (used in):
Operating activities	$129.7	$128.0
Investing activities	(70.6)	(110.9)
Financing activities	(10.7)	(69.5)

Net cash provided by (used in) operating, investing and financing activities	$48.4	$(52.4)

Operating activities. Cash flow from operations is considered a primary source of our liquidity.  Changes in pricing, production volume and customer demand, among other things, could significantly affect our liquidity.  Cash provided by operating activities decreased $1.7 million, from $129.7 million for the first nine months of 2007 to $128.0 million for the first nine months of 2008.  The net effects of the following significant items contributed to the overall net decrease in cash provided by operating activities:

•	lower operating income of $130.9 million in 2008;

•
lower net cash used by changes in receivables, inventories, payables and accrued liabilities of $51.4 million in 2008 in response to changing working capital requirements as overall sales volumes and purchased inventory costs per unit have declined; and

•	lower net cash paid for income taxes in 2008 of $76.7 million primarily due to the lower taxable income in 2008.

Investing activities.  Cash flows used in our investing activities was $70.6 million in the first nine months of 2007 and $110.9 million in the first nine months of 2008.  We received principal payments of $7.0 million on the note receivable from an affiliate during the first nine months of 2008, and we purchased $26.4 million of marketable securities during the first nine months of 2008.  Our capital expenditures were $89.3 million during the first nine months of 2008 as compared to $60.6 million in capital expenditures during the same period in 2007.  Capital expenditures included the following:

•
construction in progress in 2008 for the first and second phases of our EB melt capacity expansion at our facility in Morgantown, of which phase one commenced commercial production in the second quarter of 2008, and other capacity expansion projects in the U.S. and Europe; and

•	construction in progress in 2007 for the first phase of our EB capacity expansion in Morgantown and for our sponge plant expansion in Henderson, which commenced commercial production in April 2007.

Financing activities.  Our cash flows from financing activities included:

•	net borrowings of $13.1 million during the first nine months of 2008;

•	dividends paid on our common stock of $40.9 million in the first nine months of 2008, as we began paying a regular quarterly dividend of $0.075 per share in the fourth quarter of 2007;

•	dividends paid to the minority interest shareholder of our 70%-owned French subsidiary of $8.1 million in the first nine months of 2007 compared to $5.4 million in the first nine months of 2008; and

•	treasury stock purchases of $36.5 million during the first nine months of 2008.

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

At September 30, 2008, we had aggregate borrowing availability under our existing U.S. and European credit facilities of $211.4 million, and we had an aggregate of $36.4 million of cash and cash equivalents.  Our U.S. credit facility matures in February 2011, and our U.K. credit facility matures in July 2010.  Based upon our expectations of our operating performance, anticipated demands on our cash resources, borrowing availability under our existing credit facilities and anticipated borrowing capacity after the maturity of these credit facilities, we expect to have sufficient liquidity to meet our obligations for the short-term (defined as the next twelve-month period) and our long-term obligations, including our planned capacity expansion projects, some of which are discussed above.  If actual developments differ from our expectations, our liquidity could be adversely affected.

Repurchases of common stock.  At October 31, 2008, we had approximately $63.5 million available for repurchase of our common stock under the authorizations described in Note 8 to Condensed Consolidated Financial Statements.

Capital expenditures.  We have spent $89.3 million on capital expenditures as of September 30, 2008.  We currently estimate we will invest a total of approximately $110 million to $120 million for capital expenditures during 2008, primarily for improvements in and expansion of existing productive capacity.

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

Recent accounting pronouncements.  See Note 1 to Condensed Consolidated Financial Statements.

Critical accounting policies.  For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our 2007 Annual Report.  There have been no changes in our critical accounting policies during the first nine months of 2008.

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

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including foreign currency exchange rates, commodity prices, security prices and an interest bearing note receivable.  There have been no material changes in these market risks since we filed our 2007 Annual Report, and we refer you to the report for a complete description of these risks.

Item 4.                      CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our Chief Executive Officer, and James W. Brown, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2008.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of September 30, 2008.

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

Changes in internal control over financial reporting.  There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1.                      LEGAL PROCEEDINGS

 Refer to Note 11 of the Condensed Consolidated Financial Statements and to our 2007 Annual Report for descriptions of certain previously reported legal proceedings.

Item 1A.                   RISK FACTORS

There have been no material changes in the first nine months of 2008 with respect to our risk factors presented in Item 1A. in our 2007 Annual Report on Form 10-K.

Item 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 12, 2007, our board of directors authorized the repurchase of up to $100 million of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates.  We may repurchase our common stock from time to time as market conditions permit.  The stock repurchase program does not include specific price targets or timetables and may be suspended at any time.  Depending on market conditions, we may terminate the program prior to its completion.  Repurchased shares will be retired and cancelled.  See Note 8 to the Condensed Consolidated Financial Statements.  We made no purchases during the third quarter of 2008.

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

TITANIUM METALS CORPORATION

Date: November 4, 2008	By	/s/ James W. Brown
James W. Brown
Vice President and Chief Financial Officer

Date: November 4, 2008	By	/s/ Scott E. Sullivan
Scott E. Sullivan
Vice President and Controller Principal Accounting Officer