Form 10-K
period 2008-12-31
TITANIUM METALS CORP
filed 2009-02-27
CIK 1011657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the 85.4 million shares of voting stock held by nonaffiliates of Titanium Metals Corporation as of June 30, 2008 approximated $1.2 billion.  There are no shares of non-voting common stock outstanding.  As of February 19, 2009, 181,086,421 shares of common stock were outstanding.

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

PART I

ITEM 1:  BUSINESS

General.  Titanium Metals Corporation is one of the world’s leading producers of titanium melted and mill products.  We are the only producer with major titanium production facilities in both the United States and Europe, the world’s principal markets for titanium consumption.  We are currently the largest U.S. producer of titanium sponge, a key raw material, and a major recycler of titanium scrap.  Titanium Metals Corporaton was formed in 1950 and was incorporated in Delaware in 1955.  Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to TIMET and its subsidiaries, taken as a whole.

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

Our long-term strategy is to maximize the value of our core aerospace business while expanding our presence in non-aerospace markets and developing new applications and products.  Over the past three years, we used our operating cash flow and capital resources to fund completion of the expansion of our productive capacity.  The expansion of our existing productive capacity and the availability of our secure third-party conversion capabilities allow us to respond to the industry’s demand volatility.  As the titanium industry progresses through its demand cycle, we will continue to evaluate opportunities to strategically expand our existing production and conversion capacities through internal expansion and long-term third-party arrangements, as well as potential joint ventures and acquisitions.

Titanium industry. We develop certain industry estimates based on our extensive experience within the titanium industry as well as information obtained from publicly available external resources (e.g., United States Geological Survey, International Titanium Association and Japan Titanium Society).  We estimate we accounted for approximately 16% of 2007 and 15% of 2008 worldwide industry shipments of titanium mill products and approximately 6% of worldwide titanium sponge production in each of 2007 and 2008.  The following chart illustrates our estimates of aggregate industry mill product shipments over the past ten years:

Industry Mill Product Shipments by Sector
(Volumes Exclude Shipments within China and Russia)

The cyclical nature of the commercial aerospace sector has been the principal driver of the historical fluctuations in titanium mill product shipment volume.  Over the past 30 years, the titanium industry has had various cyclical peaks and troughs in mill product shipments.  Since 1999, titanium mill product demand in the military, industrial and emerging market sectors has increased, primarily due to the continued development of innovative uses for titanium products in these industries.  Over the last several years we, and the industry as a whole, have experienced significantly increased demand with periods of increased volatility.  We estimate that industry shipments approximated 89,000 metric tons in 2007 and 102,000 metric tons in 2008, with each year setting a new industry shipment record.  The estimated 15% growth in 2008 was supported by continued strength in the commercial aerospace sector and growth in the industrial sector.  However, we currently expect 2009 total industry mill product shipments to decrease by approximately 15% to 25%, driven by anticipated reductions in the commercial aerospace and industrial sectors.

Commercial aerospace sector - Demand for titanium products within the commercial aerospace sector is derived from both jet engine components (e.g., blades, discs, rings and engine cases) and airframe components (e.g., bulkheads, tail sections, landing gear, wing supports and fasteners).  The commercial aerospace sector has a significant influence on titanium companies, particularly mill product producers.  While industry shipments increased approximately 15% in 2008 due in part to strength in the commercial aerospace sector, demand from the commercial aerospace sector is expected to be negatively impacted in 2009 by (i) revisions and push-outs of production schedules for the Boeing 787, (ii) adjustments and delays in certain other commercial aircraft build-out schedules and (iii) Boeing’s labor dispute, which lasted approximately eight weeks and ended in November 2008.  These factors are expected to continue to negatively impact demand until uncertainties within the commercial aerospace production cycle are resolved and demand is stabilized on a longer term basis.  Deliveries of titanium generally precede aircraft deliveries by about one year, and our business cycle generally correlates to this timeline, although the actual timeline can vary considerably depending on the titanium product.

Our business is more dependent on commercial aerospace demand than is the overall titanium industry.  We shipped approximately 65% of our mill products to the commercial aerospace sector in 2008, whereas we estimate approximately 46% of the overall titanium industry’s mill products were shipped to the commercial aerospace sector in 2008.

The Airline Monitor, a leading aerospace publication, traditionally issues worldwide forecasts each January and July for commercial aircraft deliveries, approximately one-third of which are expected to be required by the U.S. over the next 20 years.  The Airline Monitor’s most recently issued forecast (January 2009) estimates deliveries of large commercial aircraft (aircraft with over 100 seats) totaled 944 (including 172 twin aisle aircraft which require more titanium) in 2008, and the following table summarizes the forecasted deliveries of large commercial aircraft over the next five years:

	Forecasted deliveries		% increase (decrease) over previous year
Year	Total	Twin aisle	Total	Twin aisle

2009	1,002	187	6%	9%
2010	828	243	(17%)	30%
2011	885	285	7%	17%
2012	1,005	310	14%	9%
2013	1,105	365	10%	18%

The latest forecast from The Airline Monitor reflects a 16% decrease in forecasted deliveries over the next five years compared to the July 2008 forecast, mainly due to The Airline Monitor’s expectation that airlines will delay or cancel existing orders due to general economic conditions and revisions of production schedules for the Boeing 787.  Boeing and Airbus booked orders for 1,561 planes in 2008, a decrease from the record bookings in 2005 through 2007, and The Airline Monitor forecasts that aggregate new orders in 2009 will be lower than 2008.  The strong bookings in 2005 through 2008 have increased the order backlog for both Boeing and Airbus, which will be delivered over the next several years.

Changes in the economic environment and the financial condition of airlines can result in rescheduling or cancellation of orders.  Accordingly, aircraft manufacturer backlogs are not necessarily a reliable indicator of near-term business activity, but may be indicative of potential business levels over a longer-term horizon.  The latest forecast from The Airline Monitor estimates increases for firm order backlog for both Airbus and Boeing.  Airbus’ firm order backlog is estimated at 1,117 twin aisle planes and 2,598 single aisle planes, and Boeing’s firm order backlog is estimated at 1,375 twin aisle planes and 2,304 single aisle planes.  Boeing does not plan to increase their build rates to make up for aircraft not delivered due to the strike, and Boeing has announced that the most recent delay of the 787 will postpone the first customer aircraft delivery until 2010.

At year-end 2008, a total of 198 firm orders had been placed for the Airbus A380, a program officially launched in 2000 with its first delivery in October 2007.  Additionally, at year-end 2008, a total of 910 firm orders have been placed for the Boeing 787, a program officially launched in April 2004, with anticipated first deliveries in 2010.  The 787 will contain more composite materials than other Boeing aircraft.  In early years of the manufacturing cycle for the Boeing 787, and any aircraft model, we believe additional titanium will be required to produce each aircraft, and as the program reaches maturity, less titanium will be required for each aircraft manufactured.  During 2006, Airbus officially launched the A350 XWB program, which is a major derivative of the Airbus A330, with first deliveries scheduled for 2012/2013.  As of December 31, 2008, a total of 483 firm orders had been placed for the A350 XWB.  These A350 XWBs will use composite materials and new engines similar to those used on the Boeing 787 and are expected to require significantly more titanium as compared with earlier Airbus models.  However, the final titanium buy weight may change as the A350 XWB is still in the design phase.

Twin aisle planes (e.g., Boeing 747, 767, 777 and 787 and Airbus A330, A340, A350 and A380) tend to use a higher percentage of titanium in their airframes, engines and parts than single aisle planes (e.g., Boeing 737 and 757 and Airbus A318, A319 and A320), and new generation models require a significantly higher percentage of titanium.  Additionally, Boeing generally uses a higher percentage of titanium in its airframes than Airbus.  Based on information we receive from airframe and engine manufacturers and other industry sources, we estimate approximately 18 metric tons of titanium products are required to manufacture each Boeing 737, approximately 76 metric tons are required to manufacture each Boeing 747, approximately 59 metric tons are required to manufacture each Boeing 777 and approximately 134 metric tons will be required to manufacture each Boeing 787, including both the airframes and engines.  Additionally, based on these same sources, we estimate approximately 12 metric tons of titanium products are required to manufacture each Airbus A320, approximately 18 metric tons are required to manufacture each Airbus A330, approximately 32 metric tons are required to manufacture each Airbus A340, approximately 74 metric tons will be required to manufacture each Airbus A350 XWB and approximately 146 metric tons are required to manufacture each Airbus A380, including both the airframes and engines.

Military sector - Titanium shipments into the military sector are largely driven by government defense spending in North America and Europe.  Military aerospace programs were the first to utilize titanium’s unique properties on a large scale, beginning in the 1950s.  Titanium shipments to military aerospace markets reached a peak in the 1980s before falling to historical lows in the early 1990s after the end of the Cold War.  Since 2001, titanium shipments to military aerospace have increased, as discussed below.  Based on its physical and performance properties, titanium has become widely accepted for use in applications for ground combat vehicles as well as in naval vessels.  The importance of military markets to the titanium industry is expected to continue to rise in coming years as defense spending budgets increase in reaction to terrorist activities and global conflicts and to replace aging conventional armaments.  Defense spending for most systems is expected to remain strong until at least 2010.  Current and anticipated future military strategy leading to light armament and mobility favor the use of titanium due to light weight and improved ballistic performance.

As the strategic military environment demands greater global lift and mobility, the U.S. military needs more airlift capacity and capability.  Airframe programs are expected to drive the military market demand for titanium through 2015.  Several of today’s active U.S. military programs, including the C-17 and F-15, are currently expected to continue in production through the middle of the next decade, while other programs, such as the F/A 18 and F-16, are expected to continue into the middle of the next decade.  European military programs also have active aerospace programs offering the possibility for increased titanium consumption.  Production levels for the Saab Gripen, Eurofighter Typhoon, Dassault Rafale and Dassault Mirage 2000 are all forecasted to remain steady through the middle or end of the next decade.

In addition to the established programs, newer U.S. programs offer growth opportunities for increased titanium consumption.  The F/A-22 Raptor was given full-rate production approval in April 2005.  Additionally, the F-35 Joint Strike Fighter, now known as the Lightning II, has begun low-rate initial production and assembly with delivery of the first production aircraft planned in 2010.  Although no specific delivery schedules have been announced, according to The Teal Group, a leading aerospace publication, procurement is expected to extend over the next 30 to 40 years and may include production of as many as approximately 4,000 planes, including sales to foreign nations.

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

Industrial and emerging markets sectors - The number of end-use markets for titanium has continued to expand significantly.  Established industrial uses for titanium include chemical plants, power plants, desalination plants and pollution control equipment.  Rapid growth of the Chinese and other Southeast Asian economies has brought unprecedented demand for titanium-intensive industrial equipment.  In November 2005, we entered into a joint venture with XI'AN BAOTIMET VALINOX TUBES CO. LTD. (“BAOTIMET”) to produce welded titanium tubing in the Peoples Republic of China.  BAOTIMET's production facilities are located in Xi'an, China, and production began in January 2007.

Titanium continues to gain acceptance in many emerging market applications, including transportation, energy (including oil and gas) and architecture.  Although titanium is often more expensive than other competing metals, over the entire life cycle of the application, we believe titanium is a less expensive alternative due to its durability, longevity and overall environmental impact.  In many cases customers also find the physical properties of titanium to be attractive from the standpoint of weight, performance, design alternatives and other factors.  The oil and gas market, a relatively new, potentially large growth area, utilizes titanium in down-hole casing, critical riser components, tapered stress joints, fire water systems and saltwater-cooling systems.  Additionally, as offshore development of new oil and gas fields moves into the ultra deep-water depths and as geothermal energy production expands, market demand for titanium’s light-weight, high-strength and corrosion-resistance properties is creating new growth opportunities.  We have focused additional resources on development of alloys and production processes to promote the expansion of titanium use in this market and in other non-aerospace applications.

Although we estimate emerging market demand presently represents only about 5% of the 2008 total industry demand for titanium mill products, we believe emerging market demand, in the aggregate, could grow at double-digit rates over the next several years.  We have ongoing initiatives to actively pursue and expand our presence in these markets.

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

Titanium sponge is the commercially pure, elemental form of titanium metal with a porous and sponge-like appearance.  The first step in our sponge production involves the combination of titanium-containing rutile ores (derived from beach sand) with chlorine and petroleum coke to produce titanium tetrachloride.  Titanium tetrachloride is purified and then reacted with magnesium in a closed system, producing titanium sponge and magnesium chloride as co-products.  Our titanium sponge production facility in Henderson, Nevada uses vacuum distillation process (“VDP”) technology, which removes the magnesium and magnesium chloride residues by applying heat to the sponge mass while maintaining a vacuum in a chamber.  The combination of heat and vacuum boils the residues from the sponge mass, and then the sponge mass is mechanically pushed out of the distillation vessel, sheared and crushed to prepare the sponge for incorporation into one of our melted products.  We electrolytically separate and recycle the residual magnesium chloride, a by-product of the VDP process, to improve cost efficiency and reduce environmental impact.

Melted products (ingot, electrodes and slab) are produced by melting sponge and titanium scrap, either alone or with alloys, to produce various grades of titanium products suited to the ultimate application of the product.  By introducing other alloys such as vanadium, aluminum, molybdenum, tin and zirconium, the melted titanium product is engineered to produce quality grades with varying combinations of certain physical attributes such as strength-to-weight ratio, corrosion-resistance and milling compatibility.  Titanium ingot is a cylindrical solid shape that, in our case, weighs up to 8 metric tons.  Titanium slab is a rectangular solid shape that, in our case, weighs up to 16 metric tons.  The melting process for ingot and slab is closely controlled and monitored utilizing computer control systems to maintain product quality and consistency and to meet customer specifications.  In most cases, we use our ingot and slab as the intermediate material for further processing into mill products.  However, we also sell melted products to our customers.

Mill products are forged or rolled from our melted products (ingot or slab).  Mill products include long products (billet and bar), flat products (plate, sheet and strip) and pipe.  Our mill products can be further machined to meet customer specifications with respect to size and finish.

We send certain products to outside vendors for further processing (e.g., certain rolling, forging, finishing and other processing steps in the U.S., and certain melting and forging steps in France) before being shipped to customers.  In France, our primary processor is also a partner in our 70%-owned subsidiary, TIMET Savoie, S.A.  During 2006, we entered into a 20-year conversion services agreement with a supplier, whereby they will provide an annual output capacity of 4,500 metric tons of titanium mill rolling services until 2026, with our option to increase the output capacity to 9,000 metric tons.  Additionally, during 2007, we entered into a long-term agreement with another supplier whereby they will provide us dedicated annual forging capacity of 3,000 metric tons beginning in 2008 and increasing to 8,900 metric tons for 2011 through at least 2019.  These agreements provide us with long-term secure sources for processing round and flat products, resulting in a significant increase in our existing mill product conversion capabilities, which allows us to assure our customers of our long-term ability to meet their needs.

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

Titanium scrap is a by-product of the forging, rolling and machining operations, and significant quantities of scrap are generated in the production process for finished titanium products and components.  Scrap by-products from our mill production processes, as well as the scrap purchased from our customers or on the open metals market, is typically recycled and introduced into the melting process once the scrap is sorted and cleaned.  We have the capacity to recycle 14,000 to 16,000 metric tons of titanium scrap annually at our facility in Morgantown, Pennsylvania depending on the scrap and end-use product mix.  We believe our capability and expertise in recycling titanium scrap provides a competitive advantage.

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

Raw materials.  The principal raw materials used in the production of titanium ingot, slab and mill products are titanium sponge, titanium scrap and alloys.  The following table summarizes our 2008 raw material usage requirements in the production of our melted and mill products:

Percentage of total raw material requirements

Internally produced sponge	24%
Purchased sponge	31%
Titanium scrap	39%
Alloys	6%

Total	100%

Sponge - The primary raw materials used in the production of titanium sponge are titanium-containing rutile ore, chlorine, magnesium and petroleum coke.  Rutile ore is currently available from a limited number of suppliers around the world, principally located in Australia, South Africa and Sri Lanka.  We purchase the majority of our supply of rutile ore from Australia and South Africa.  We believe the availability of rutile ore will be adequate for the foreseeable future and do not anticipate any interruptions of our rutile supplies.

We currently obtain chlorine from a single supplier near our sponge plant in Henderson, Nevada.  While we do not anticipate any chlorine supply problems, we have taken steps to mitigate this risk in the event of supply disruption, including establishing the feasibility of certain equipment modifications to enable us to utilize material from alternative chlorine suppliers or to purchase and utilize an intermediate product which will allow us to eliminate the purchase of chlorine if needed.  Magnesium and petroleum coke are generally available from a number of suppliers.

We are currently the largest U.S. producer of titanium sponge.  In 2007, we completed an expansion of our existing premium-grade titanium sponge facility at our Henderson plant.  This expansion increased our annual productive sponge capacity to approximately 12,600 metric tons, and we supplement our produced sponge with purchases from third parties.  From 2006 through 2008, other sponge producers have also undertaken additional capacity expansion projects.  However, we do not know the degree to which quality and cost of the sponge produced by our competitors will be comparable to the premium-grade sponge we produce in our Henderson facility.

We are party to long-term sponge supply agreements that require us to make minimum annual purchases.  These long-term supply agreements, together with our current sponge production capacity in Henderson, should provide us with a total annual available sponge supply at levels ranging from 18,000 metric tons up to 26,000 metric tons through 2024, which we expect to meet our sponge supply requirements.  Titanium melted and mill products require varying grades of sponge and/or scrap depending on the customers’ specifications and expected end use.  We will continue to purchase sponge from a variety of sources in 2009, including those sources under existing supply agreements.  Due to anticipated reductions in demand in 2009 for titanium products, we continue to evaluate alternatives to balance our internal and external sources for titanium sponge.

Scrap - We recycle titanium scrap into melted products that will be sold to our customers or used as intermediate feedstock for our mill production process.  Our titanium scrap is generated from our melted and mill product production processes, purchased from certain of our customers under contractual agreements or acquired in the open metals market.  Such scrap consists of alloyed and commercially pure solids and turnings.  Scrap obtained through customer arrangements provides a “closed-loop” arrangement resulting in certainty of supply and cost stability.  Externally purchased scrap comes from a wide range of sources, including customers, collectors, processors and brokers.  Due to our successful efforts to increase the volume of scrap obtained through “closed-loop” arrangements, we only purchased 27% of our scrap requirement from the open metals market in 2008, and we expect our scrap purchases to remain at the same rate during 2009.  We expect our scrap consumption to remain at high levels as we continue to emphasize the utilization of scrap for our electron beam cold hearth (“EB”) melting activity.  We also occasionally sell scrap, usually in a form or grade we cannot economically recycle for use in our production operations.

Overall market forces can significantly impact the supply or cost of externally produced scrap, as the amount of scrap generated in the supply chain varies during titanium business cycles.  Early in the titanium cycle, the demand for titanium melted and mill products begins to increase the scrap requirements for titanium manufacturers.  This demand precedes the increase in scrap generation by downstream customers and the supply chain.  The pressure on scrap generation and the supply chain at this stage of the cycle places upward pressure on the market price of scrap.  The opposite situation occurs when demand for titanium melted and mill products begins to decline, resulting in greater availability of scrap supply and downward pressure on the market price of scrap.  During the middle of the cycle, scrap generation and consumption are in relative equilibrium, minimizing disruptions in supply or significant changes in the available supply and market prices for scrap.  Increasing or decreasing cycles tend to cause significant changes in both the supply and market price of scrap.  These supply chain dynamics result in selling prices for melted and mill products which generally tend to correspond with the changes in raw material costs.

All of our major competitors utilize scrap as a raw material in their titanium melt operations, and steel manufacturers also use titanium scrap as an alloy to produce interstitial-free steels, stainless steels and high-strength-low-alloy steels.  Prices for all forms and grades of titanium scrap declined steadily during the first half of 2008 due to increased availability and reduced demand.  The global recession reduced demand for titanium scrap in the second half of 2008, which resulted in sharp declines in scrap prices late in 2008.  As a result of the market forces described above, general economic conditions are expected to continue to affect the prices of titanium scrap in 2009.

Other - Various alloy additions used in the production of titanium products, such as vanadium and molybdenum, are also available from a number of suppliers.  The decline in demand from steel manufacturers for vanadium and molybdenum also resulted in dramatic drops in cost for these alloys, and we expect alloy costs will continue to fluctuate in the future.

Customer agreements.  We have long-term agreements (“LTAs”) with certain major customers, including, among others, The Boeing Company (“Boeing”), Rolls-Royce plc and its German and U.S. affiliates (“Rolls-Royce”), United Technologies Corporation (“UTC,” Pratt & Whitney and related companies), the Safran companies (“Safran,” Snecma and related companies), Wyman-Gordon Company (“Wyman-Gordon,” a unit of Precision Castparts Corporation (“PCC”)) and VALTIMET SAS.  These agreements expire at various times through 2017, are subject to certain conditions and generally provide for (i) minimum market shares of the customers’ titanium requirements or firm annual volume commitments, (ii) formula-determined prices (including some elements based on market pricing) and (iii) price adjustments for certain raw material, labor and energy cost fluctuations.  Generally, the LTAs require our service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types.  Certain provisions of these LTAs have been amended in the past and may be amended in the future to meet changing business conditions.  Our 2008 sales revenues to customers under LTAs were 56% of our total sales revenues.

In certain events of nonperformance by us or the customer, an LTA may be terminated early.  Although it is possible that some portion of the business would continue on a non-LTA basis, the termination or expiration of one or more of the LTAs could result in a material adverse effect on our business, results of operations, financial position or liquidity.  The LTAs were designed to limit selling price volatility to the customer and to us, while providing us with a committed volume base throughout the titanium industry business cycles and certain mechanisms to adjust pricing for changes in certain cost elements.

Markets and customer base.  As discussed previously, we produce a wide range of melted and mill titanium products for our customers, and selling prices generally reflect raw material and other productions costs as well as reasonable profit margins.  Selling prices are generally influenced by industry and global economic conditions.  For instance, since early 2007, increases in global capacity and manufacturing activity for titanium products throughout the supply chain have increased the availability of titanium scrap, which has resulted in declining costs for this raw material.  This decline in raw material costs has, in turn, contributed to lower selling prices for certain products under LTAs, due in part to raw material indexed pricing adjustments included in certain of these agreements, as well as for our non-contract sales volume.

The demand for our titanium products is global, and our global productive capabilities allow us to respond to our customers’ needs.  The following table summarizes our sales revenue by geographical location:

	Year ended December 31,
	2006	2007	2008
	(Percentage of total sales revenue)
Sales revenue to customers within:
North America	59%	58%	56%
Europe	32%	33%	33%
Other	9%	9%	11%

Total	100%	100%	100%

Further information regarding our external sales, net income, long-lived assets and total assets can be found in our Consolidated Balance Sheets, Consolidated Statements of Income and Notes 5 and 17 to the Consolidated Financial Statements.

Our concentration of customers, primarily in commercial aerospace, may impact our overall exposure to credit and other risks, either positively or negatively, because all of these customers may be similarly affected by the same economic or other conditions.  The following table provides supplemental sales revenue information:

	Year ended December 31,
	2006	2007	2008
	(Percentage of total sales revenue)

Ten largest customers	49%	49%	49%

Significant customers:
PCC and PCC-related entities (1)	11%	11%	10%
Boeing (2)	-	10%	12%

Total LTAs	39%	47%	56%

Significant LTAs:
Rolls-Royce (1) (2)	-	12%	13%
Boeing (2)	-	10%	12%

(1) PCC and PCC-related entities serve as suppliers to certain commercial aerospace manufacturers, including Rolls-Royce.  Certain sales we make directly to PCC and PCC-related entities also count towards, and are reflected in, the table above as sales to Rolls-Royce under the Rolls-Royce LTA.
(2) Amounts excluded for periods when the revenue percentage is not at least 10%.

The following table provides supplemental sales revenue information by industry sector:

	Year ended December 31,
	2006	2007	2008
	(Percentage of total sales revenue)

Commercial aerospace	57%	55%	59%
Military	15%	19%	16%
Industrial and emerging markets	17%	16%	15%
Other titanium products	11%	10%	10%

Total	100%	100%	100%

The primary market for titanium products in the commercial aerospace sector consists of two major manufacturers of large commercial airframes, Boeing Commercial Airplanes Group (a unit of Boeing) and Airbus, as well as manufacturers of large civil aircraft engines including Rolls-Royce, General Electric Aircraft Engines, Pratt & Whitney and Safran.  We sell directly to these major manufacturers, as well as to companies (including forgers such as Wyman-Gordon) that use our titanium to produce parts and other materials for such manufacturers.  If any of the major aerospace manufacturers were to significantly reduce aircraft and/or jet engine build rates from those currently expected, there could be a material adverse effect, both directly and indirectly, on our business, results of operations, financial position and liquidity.

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

Outside of commercial aerospace and military sectors, we manufacture a wide range of products for customers in the chemical process, oil and gas, consumer, sporting goods, healthcare, automotive and power generation sectors.

In addition to melted and mill products, which are sold into all market sectors, we sell certain other products such as titanium fabrications, titanium scrap and titanium tetrachloride.

Our backlog was approximately $1.0 billion at December 31, 2007 and $0.7 billion at December 31, 2008.  Over 91% of our 2008 year-end backlog is scheduled for shipment during 2009.  Our order backlog may not be a reliable indicator of future business activity.

We have explored and will continue to explore strategic arrangements in the areas of product development, production and distribution.  We will also continue to work with existing and potential customers to identify and develop new or improved applications for titanium that take advantage of its unique properties and qualities.

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

Trade and tariffs - Generally, imports of titanium products into the U.S. are subject to a 15% “normal trade relations” tariff.  For tariff purposes, titanium products are broadly classified as either wrought (billet, bar, sheet, strip, plate and tubing) or unwrought (sponge, ingot and slab).  Because a significant portion of end-use products made from titanium products are ultimately exported, we, along with our principal competitors and many customers, actively utilize the duty-drawback mechanism to recover most of the tariff paid on imports.

From time-to-time, the U.S. government has granted preferential trade status to certain titanium products imported from particular countries (notably wrought titanium products from Russia, which carried no U.S. import duties from approximately 1993 until 2004).  It is possible that such preferential status could be granted again in the future.

The Japanese government has raised the elimination or harmonization of tariffs on titanium products, including titanium sponge, for consideration in multi-lateral trade negotiations through the World Trade Organization (the so-called “Doha Round”).  As part of the Doha Round, the United States has proposed the staged elimination of all industrial tariffs, including those on titanium.  The Japanese government has specifically asked that titanium in all its forms be included in the tariff elimination program.  We have urged that no change be made to these tariffs, either on wrought or unwrought products.  The negotiations are ongoing and are expected to continue during 2009.

We will continue to resist efforts to eliminate duties on titanium products, although we may not be successful in these activities.  Further reductions in, or the complete elimination of, any or all of these tariffs could lead to increased imports of foreign sponge, ingot, slab and mill products into the U.S. and an increase in the amount of such products on the market generally, which could adversely affect pricing for titanium sponge, ingot, slab and mill products and thus our results of operations, financial position or liquidity.

Section 2533b of Title 10, United States Code, legislation formerly known as the “Berry Amendment,” requires that subject to certain exceptions the United States Department of Defense (“DoD”) expend funds for products containing specialty metals, including titanium, only if the specialty metals have been melted or produced in the United States.  In 2008, the DoD proposed regulations regarding the implementation of this specialty metals law that may reduce its effectiveness.  We have filed comments urging the DoD not to adopt the proposed regulations and will continue to resist attempts to undermine this specialty metals law.  A weakening in the enforcement of this specialty metals law could increase foreign competition for sales of titanium for defense products, adversely affecting our business, results of operations, financial position or liquidity.

Research and development.  Our research and development activities are directed toward expanding the use of titanium and titanium alloys in all market sectors.  Key research activities include the development of new alloys, development of technology required to enhance the performance of our products in the traditional industrial and aerospace markets and applications development for emerging markets.  In addition, we continue to work in partnership with the United States Defense Advanced Research Projects Agency ("DARPA") and others to explore means to reduce the cost of titanium production.  The work with DARPA complements our research, development and exploration of innovative technologies and improvements to the existing processes such as Vacuum Distillation of sponge and Vacuum Arc Remelting processes.  We conduct the majority of our research and development activities at our Henderson Technical Laboratory, with additional activities at our Witton, England facility.  We incurred research and development costs of $4.7 million in 2006, $4.2 million in 2007 and $4.3 million in 2008.

Patents and trademarks.  We hold U.S. and non-U.S. patents applicable to certain of our titanium alloys and manufacturing technology, which expire at various times from 2009 through 2026 and we have certain other patent applications pending.  We continually seek patent protection with respect to our technology base and have occasionally entered into cross-licensing arrangements with third parties.  We believe the trademarks TIMET® and TIMETAL®, which are protected by registration in the U.S. and other countries, are important to our business.  However, the majority of our titanium alloys and manufacturing technologies do not benefit from patent or other intellectual property protection.

Employees.  Our employee headcount varies due to the cyclical nature of the aerospace industry and its impact on our business.  Our employee headcount includes both our full and part-time employees.  The following table shows our approximate employee headcount at the end of the past 3 years:

	Employees at December 31,
	2006	2007	2008

U.S.	1,545	1,670	1,775
Europe	835	860	895

Total	2,380	2,530	2,670

Our production and maintenance workers in Henderson and our production, maintenance, clerical and technical workers in Toronto, Ohio (approximately half of our total U.S. employees) are represented by the United Steelworkers of America under contracts expiring in January 2011 and June 2011, respectively.  Employees at our other U.S. facilities are not covered by collective bargaining agreements.  A majority of the salaried and hourly employees at our European facilities are represented by various European labor unions.  Our labor agreement with our U.K. production and maintenance employees expired at the end of 2008, and a new labor agreement is currently under negotiation.  Our labor agreement with our U.K. managerial and professional employees runs through March 2011.  Our labor agreements with our French and Italian employees are renewed annually.

We currently consider our employee relations to be good.  However, it is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect our business, results of operations, financial position or liquidity.

Regulatory and environmental matters.  Our operations are governed by various Federal, state, local and foreign environmental and worker safety and health laws and regulations.  In the U.S., such laws include the Occupational, Safety and Health Act, the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act and the Resource Conservation and Recovery Act.  We use and manufacture substantial quantities of substances that are considered hazardous, extremely hazardous or toxic under environmental and worker safety and health laws and regulations.  We have used and manufactured such substances throughout the history of our operations.  Although we have substantial controls and procedures designed to reduce continuing risk of environmental, health and safety issues, we could incur substantial cleanup costs, fines and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws, common law theories of liability or non-compliance with environmental permits required at our facilities.  In addition, government environmental requirements or the enforcement thereof may become more stringent in the future.  It is possible that some, or all, of these risks could result in liabilities that would be material to our business, results of operations, financial position or liquidity.

Our policy is to maintain compliance in all material respects with applicable requirements of environmental and worker health and safety laws and strive to improve environmental, health and safety performance.  We incurred capital expenditures related to health, safety and environmental compliance and improvement of approximately $2.0 million in 2006, $3.0 million in 2007 and $2.1 million in 2008.

From time to time, we may be subject to health, safety or environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs.  Occasionally, resolution of these matters may result in the payment of penalties or the expenditure of additional funds on compliance.  Furthermore, the imposition of more strict standards or requirements under environmental, health or safety laws and regulations could result in expenditures in excess of amounts currently estimated to be required for such matters.

As part of our continuing environmental assessment with respect to our plant site in Henderson in the third quarter of 2008 we completed and submitted to the Nevada Department of Environmental Protection (“NDEP”) a Remedial Alternative Study (“RAS”) with respect to the groundwater located beneath the plant site.  The RAS, which was submitted pursuant to an existing agreement between the NDEP and us, addressed the presence of certain contaminants in the plant site groundwater that require remediation.  The RAS proposes various alternatives to the NDEP for the remediation of these contaminants.  Upon our completion and submission of the RAS to NDEP, we increased our estimated cost to complete the groundwater remediation by $2.6 million during 2008.  The NDEP completed its review of the RAS and our proposed remedial alternatives during the fourth quarter of 2008, and the NDEP issued its record of decision concerning the remediation plan in February 2009.  See Note 15 to the Consolidated Financial Statements.

Related parties.  At December 31, 2008, Contran Corporation and other entities or persons related to Harold C. Simmons held approximately 52.5% of our outstanding common stock.  See Notes 1 and 14 to the Consolidated Financial Statements.

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

The cyclical nature of the commercial aerospace industry, which represents a significant portion of our business, creates uncertainty regarding our future profitability.  In addition, adverse changes to, or interruptions in, our relationships with our major commercial aerospace customers could reduce our revenues and impact our profitability.  The commercial aerospace sector has a significant influence on titanium companies, particularly mill product producers.  The cyclical nature of the commercial aerospace sector has been the principal driver of the fluctuations in the performance of most titanium product producers.  Our business is more dependent on commercial aerospace demand than is the overall titanium industry.  We shipped approximately 65% of our mill products to commercial aerospace customers in 2008, whereas we estimate approximately 46% of the overall titanium industry’s mill products were shipped to commercial aerospace customers in 2008.  Our melted and mill product sales to commercial aerospace customers accounted for 57% of our total sales in 2006, 55% in 2007 and 59% in 2008.  In addition to general economic conditions, the commercial aerospace sector is expected to be negatively impacted in 2009 by (i) revisions and push-outs of production schedules for the Boeing 787, (ii) adjustments and delays in certain other commercial aircraft build-out schedules and (iii) Boeing’s labor dispute, which lasted approximately eight weeks and ended in November 2008.  These factors are expected to continue to negatively impact commercial aerospace demand until uncertainties within the commercial aerospace production cycle are resolved and demand is stabilized on a longer term basis.  We estimate that 2009 industry mill product shipments into the commercial aerospace sector will decrease 15% to 25% from 2008 levels.  Events that could adversely affect the commercial aerospace sector, such as future terrorist attacks, world health crises, the general economic downturn or unforeseen reductions in orders from commercial airlines, could significantly decrease our results of operations and financial condition.  See “Business – Titanium industry – Commercial aerospace sector.”

Sales under LTAs with customers in the commercial aerospace sector accounted for approximately 35% of our 2008 total sales.  These LTAs expire at various times beginning in 2011 through 2017.  If we are unable to maintain our relationships with our major commercial aerospace customers, including Boeing, Rolls-Royce, Safran, UTC and Wyman-Gordon, under the LTAs we have with these customers, our sales could decrease substantially, negatively impacting our profitability.  See “Business – Customer agreements” and “Business – Markets and customer base.”

Global economic conditions may affect pricing and demand for our products which could lead to reduced revenues and profitability.  Pricing and demand for our products are affected by a number of factors, including changes in demand for our customer’s products, changes in general economic conditions, availability of credit, changes in market demand, lower overall pricing due to overcapacity, lower priced imports and increases in the use of substitute materials.  The current global economic downturn could lead to further reductions in demand for our products and our customers' products, excess inventory within the titanium supply chain and excess capacity throughout the industry, including our manufacturing locations.  Furthermore, reductions in credit generally available in the financial markets could have adverse impacts on the industry including our business.  In addition to the impact that global economic conditions have already had on our business, if these conditions worsen or persist, our financial condition and results of operations may be further impacted.

The titanium metals industry is highly competitive, and we may not be able to compete successfully.  The global titanium markets in which we operate are highly competitive.  Competition is based on a number of factors, such as price, product quality and service.  Some of our competitors may be able to drive down market prices because their costs are lower than our costs.  In addition, some of our competitors' financial, technological and other resources may be greater than our resources, and such competitors may be better able to withstand changes in market conditions.  Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.  Further, consolidation of our competitors or customers in any of the industries in which we compete may result in reduced demand for our products.  In addition, producers of metal products, such as steel and aluminum, maintain forging, rolling and finishing facilities.  Such facilities could be used or modified to process titanium mill products, which could lead to increased competition and decreased pricing for our titanium products.  In addition, many factors, including excess capacity resulting from reduced demand in the titanium industry, work to intensify the price competition for available business at low points in the business cycle.

Our dependence upon certain critical raw materials that are subject to price and availability fluctuations could lead to increased costs or delays in the manufacture and sale of our products.  We rely on a limited number of suppliers around the world, and principally on those located in Australia and South Africa, for our supply of titanium-containing rutile ore, one of the primary raw materials used in the production of titanium sponge.  While chlorine, another of the primary raw materials used in the production of titanium sponge, is generally widely available, we currently obtain our chlorine from a single supplier near our sponge plant in Henderson.  Also, we cannot supply all our needs for all grades of titanium sponge and scrap internally and are therefore dependent on third parties for a substantial portion of our raw material requirements.  All of our major competitors utilize sponge and scrap as raw materials in their melt operations.  Titanium scrap is also used in certain steel-making operations, and demand for these steel products, especially from China, also influences demand for titanium scrap.  Purchase prices and availability of these critical materials are subject to volatility.  At any given time, we may be unable to obtain an adequate supply of these critical materials on a timely basis, on price and other terms acceptable to us, or at all.  To help stabilize our supply of titanium sponge, we have entered into LTAs with certain sponge suppliers that contain fixed annual supply obligations.  These LTAs contain minimum annual purchase requirements and, in certain cases, include take-or-pay provisions which require us to pay penalties if we do not meet the minimum annual purchase requirements.  See “Business – Products and Operations – Raw materials,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual commitments” and Note 15 to the Consolidated Financial Statements.

Although overall inflationary trends in recent years have been moderate, during the same period certain critical raw material costs in our industry, including titanium sponge and scrap, have been volatile.  While we are able to mitigate some of the adverse impact of fluctuating raw material costs through LTAs with suppliers and customers, rapid increases in raw material costs may adversely affect our results of operations.

We may not be able to implement price increases.  We change prices on certain of our products from time-to-time.  Our ability to implement price increases is dependent on market conditions, economic factors, raw material costs and availability, competitive factors, operating costs and other factors, some of which are beyond our control.  The benefits of any price increases may be delayed due to long manufacturing lead times and the terms of existing contracts.  Pricing under our LTAs, which were designed to limit selling price volatility to our customers and us, are generally revised on an annual basis.  These factors have had, and may have, an adverse impact on our revenues, operating results and financial condition.

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

Reductions in, or the complete elimination of, any or all tariffs on imported titanium products into the United States could lead to increased imports of foreign sponge, ingot, slab and mill products into the U.S. and an increase in the amount of such products on the market generally, which could decrease pricing for our products.  In the U.S. titanium market, the increasing presence of foreign participants has become a significant competitive factor.  Until 1993, imports of foreign titanium products into the U.S. had not been significant.  This was primarily attributable to relative currency exchange rates and, with respect to Japan, Russia, Kazakhstan and Ukraine, import duties (including antidumping duties).  However, since 1993, imports of titanium sponge, ingot and mill products, principally from Russia and Kazakhstan, have increased and have had a significant competitive impact on the U.S. titanium industry.

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

We may be unable to reach or maintain satisfactory collective bargaining agreements with unions representing a significant portion of our employees.  Our production and maintenance workers in Henderson and our production, maintenance, clerical and technical workers in Toronto, are represented by the United Steelworkers of America under contracts expiring in January 2011 and June 2011, for the respective locations.  A majority of the salaried and hourly employees at our European facilities are represented by various European labor unions.  Our labor agreement with our managerial and professional U.K. employees expires in 2011.  Our labor agreement with our U.K. production and maintenance employees expired at the end of 2008, and a new labor agreement is currently under negotiation.  The agreements with our French and Italian employees are renewed annually.  A prolonged labor dispute or work stoppage could materially impact our operating results.  We may not succeed in concluding collective bargaining agreements with the unions on terms acceptable to us or maintaining satisfactory relations under existing collective bargaining agreements.  If our employees were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations or higher ongoing labor costs.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2:  PROPERTIES

Set forth below is a listing of our major production facilities.  In addition to our U.S. sponge capacity discussed below, our worldwide melting capacity aggregates approximately 61,250 metric tons (estimated 20% of worldwide annual practical capacity) as of December 31, 2008, and our mill product capacity aggregates approximately 27,700 metric tons (estimated 18% of worldwide annual practical capacity) as of December 31, 2008.  Of our worldwide melting capacity, 40% is represented by EB melting furnaces, 59% by vacuum arc remelting (“VAR”) furnaces and 1% by a vacuum induction melting (“VIM”) furnace.

		December 31, 2008 Annual Practical Capacity (3)
Manufacturing Location	Products Manufactured	Melted Products	Mill Products
		(metric tons)

Henderson, Nevada (1)	Sponge, Ingot	12,250	-
Morgantown, Pennsylvania (1)	Slab, Ingot, Raw Materials Processing	33,500	-
Toronto, Ohio (1)	Billet, Bar, Plate, Sheet, Strip	-	15,000
Vallejo, California (2)	Ingot (including non-titanium superalloys)	1,600	-
Ugine, France (2) (4)	Ingot, Billet	3,200	2,600
Waunarlwydd, Wales(1)	Bar, Plate, Sheet	-	3,100
Witton, England (2)	Ingot, Billet, Bar	10,700	7,000

(1)           Owned facility.
(2)           Leased facility.
(3)           Practical capacities are variable based on product mix and are not additive. These capacities are as of December 31, 2008 and do not reflect the increases expected to be realized during 2009 as a result of capacity expansion projects, several of which are mentioned below.
(4)           Practical capacities are based on the approximate maximum equivalent product that CEZUS is contractually obligated to provide.

During the past three years, our major production facilities have operated at varying levels of practical capacity. Overall our plants operated at approximately 88% of practical capacity in each of 2006 and 2007 and 81% in 2008.  While practical capacity and utilization measures can vary significantly based upon the mix of products produced, we anticipate operating our plants at lower production levels in 2009 due to reduced demand.

United States production.  In 2007, we completed the expansion of our existing premium-grade titanium sponge facility in Henderson and reached practical capacity for commercial production in early 2008.  This expansion increased our annual productive capacity to approximately 12,600 metric tons.

Our U.S. melting facilities in Henderson, Morgantown and Vallejo produce ingot and slab, which are either used as feedstock for our mill products operations or sold to third parties, and we are in the process of expanding our melt capacity.  Our melting facilities operated at approximately 78% of annual practical capacity in 2008.  We expect lower  capacity utilization in 2009, as melt capacities increase during 2009.

In early 2008, we completed an 8,500 metric ton expansion of our EB melt capacity in Morgantown.  In addition, we have commenced construction of another EB furnace at the same facility, which is currently on schedule to be completed in the first half of 2009 which, upon completion, will increase our EB melt capacity by approximately 26%.  Also during 2008, we completed an addition to our VAR capacity in Morgantown, which increased our VAR capacity by approximately 5,000 metric tons.  Our raw materials processing facility in Morgantown primarily processes scrap used as melting feedstock, either in combination with sponge or separately.

We produce titanium mill products in the U.S. at our forging and rolling facility in Toronto, which receives ingot and slab principally from our U.S. melting facilities.  Our U.S. forging and rolling facility operated at approximately 87% of annual practical capacity in 2008, and we expect lower utilization in 2009.  Capacity utilization across our individual mill product lines varies.

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

European production.  We conduct our operations in Europe primarily through our wholly owned subsidiaries, TIMET UK, Ltd. and Loterios S.p.A., and our 70% owned subsidiary, TIMET Savoie.  TIMET UK’s Witton laboratory and manufacturing facilities are leased pursuant to long-term operating leases expiring in 2014 and 2024, respectively.  TIMET UK’s melting facility in Witton produces VAR ingot used primarily as feedstock for our Witton forging operations.  TIMET UK forges the ingot into billet products for sale to third parties or into an intermediate product for further processing into bar or plate at our facility in Waunarlwydd.  TIMET UK’s melting and mill products production in 2008 was approximately 81% and 61%, respectively, of annual practical capacity, and we expect lower utilization in 2009.  In mid-2008 we completed construction of a new VAR furnace at our Witton location, which increased our European VAR capacity by approximately 2,000 metric tons.

TIMET Savoie has the right to utilize portions of the Ugine plant of Compagnie Européenne du Zirconium-CEZUS, S.A. (“CEZUS”), the 30% minority partner in TIMET Savoie, pursuant to a conversion services agreement which runs through 2015.  TIMET Savoie’s capacity is to a certain extent dependent upon the level of activity in CEZUS’ zirconium business, which may from time to time provide TIMET Savoie with capacity in excess of that which CEZUS is contractually required to provide.  Our agreement with CEZUS provides for the expansion of the maximum annual melt capacity that CEZUS is contractually required to provide to us to 2,900 metric tons for three years following the capacity implementation in late 2008.  During 2008, TIMET Savoie utilized 97% of the maximum annual capacity CEZUS was contractually required to provide, and we expect to utilize less than the maximum annual capacity CEZUS is required to provide in 2009.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2008.

PART II

ITEM 5:                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (symbol: TIE).  The high and low sales prices for our common stock during 2007, 2008 and the first two months of 2009 are set forth below.  All prices (as well as all share numbers referenced herein) have been adjusted to reflect previously affected stock splits.

Year ended December 31, 2007:	High	Low
First quarter	$38.85	$28.83
Second quarter	$39.80	$30.30
Third quarter	$35.32	$25.75
Fourth quarter	$36.50	$25.26

Year ended December 31, 2008:
First quarter	$26.79	$13.05
Second quarter	$19.65	$13.33
Third quarter	$15.00	$9.80
Fourth quarter	$11.32	$5.31

January 1, 2009 to February 19, 2009	$9.89	$6.35

On February 19, 2009, the closing price of TIMET common stock was $7.15 per share, and there were approximately 2,325 stockholders of record of TIMET common stock.

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

During 2006, 2007 and 2008, an aggregate of 1.3 million, 1.6 million and a nominal number of shares of our Series A Preferred Stock were converted into 17.2 million, 21.3 million and 0.3 million shares of our common stock, respectively.  As a result of these conversions, approximately 0.1 million shares of Series A Preferred Stock remain outstanding as of December 31, 2008.

We initiated a quarterly dividend on our common stock during the fourth quarter of 2007 resulting in dividends of $13.7 million, or $0.075 per common share during 2007, and we paid an aggregate of $54.5 million, or $0.30 per common share, in dividends on our common stock during 2008.  However, declaration and payment of future dividends on our common stock, and the amount thereof, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our business, contractual requirements and restrictions and other factors deemed relevant by our board of directors.  The amount and timing of past dividends is not necessarily indicative of the amount and timing of future dividends which we might pay.  In this regard, our U.S. long-term credit agreement contains certain financial covenants that may restrict our ability to make dividend payments on our common stock.

During 2007, our board of directors authorized the repurchase of up to $100 million of our common stock in open market transactions or in privately negotiated transactions, with any repurchased shares to be retired and cancelled.  During 2008, we purchased 2.3 million shares of our common stock in open market transactions for an aggregate purchase price of $36.5 million, and all shares acquired under this repurchase program during 2008 have been cancelled.  At December 31, 2008, we could purchase an additional $63.5 million of our common stock under our board of directors’ authorization.

Performance graph.  Set forth below is a line graph comparing, for the period December 31, 2003 through December 31, 2008, the cumulative total stockholder return on our common stock against the cumulative total return of (a) the S&P Composite 500 Stock Index and (b) a self-selected peer group, comprised solely of RTI International Metals, Inc. (NYSE: RTI), our principal U.S. competitor with significant operations primarily in the titanium metals industry for which meaningful stockholder return information is available.  The graph shows the value at December 31 of each year, assuming an original investment of $100 in each and reinvestment of cash dividends and other distributions to stockholders.

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

    Equity compensation plan information.  We have certain equity compensation plans, all of which were approved by our stockholders, which provide for the discretionary grant to our employees and directors of, among other things, options to purchase our common stock and stock awards.  As of December 31, 2008, there were a nominal number of options outstanding under all such plans to purchase shares of our common stock, all of which were exercised on or before February 23, 2009, and approximately 0.5 million shares were available for future grant or issuance.  In May 2008, our board of directors and stockholders approved the 2008 Long-Term Incentive Plan, which authorizes us to grant awards representing an aggregate total of up to 0.5 million common shares under the plan, and we issued a nominal number of unrestricted common shares to our non-employee directors during 2008.  We do not have any equity compensation plans that were not approved by our stockholders.  See Note 10 to the Consolidated Financial Statements.

ITEM 6:  SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with our Consolidated Financial Statements and Item 7 – MD&A.

	Year ended December 31,
	2004	2005	2006	2007	2008
	($ in millions, except per share and product shipment data)
STATEMENT OF INCOME DATA:
Net sales	$501.8	$749.8	$1,183.2	$1,278.9	$1,151.5
Gross margin	63.7	199.4	436.1	447.4	287.7
Operating income	43.0	171.1	382.8	372.0	219.7
Interest expense	12.5	4.0	3.4	2.6	1.8
Net income attributable tocommon stockholders	43.3	143.7	274.5	263.1	162.2
Earnings per share:
Basic (1)	$0.34	$1.10	$1.77	$1.62	$0.89
Diluted (1)	0.33	0.86	1.53	1.46	0.89
Dividends per common share	-	-	-	0.075	0.30

BALANCE SHEET DATA:
Cash and cash equivalents	$7.2	$17.7	$29.4	$90.0	$45.0
Total assets (2)	700.6	907.3	1,216.9	1,419.9	1,367.7
Outstanding indebtedness (3)	43.4	51.6	0.7	0.5	0.2
Debt payable to Capital Trust	12.0	5.9	-	-	-
Stockholders’ equity (2)	406.4	562.2	878.9	1,132.7	1,079.6

CASH FLOW DATA:
Cash flows (used) provided by:
Operating activities	$(22.4)	$72.9	$79.1	$192.1	$197.6
Investing activities	(44.5)	(61.5)	(26.5)	(108.2)	(142.6)
Financing activities	38.7	-	(42.5)	(24.5)	(97.7)
Net cash (used) provided	$(28.2)	$11.4	$10.1	$59.4	$(42.7)

Melted product shipments:
Volume (metric tons)	5,360	5,655	5,900	4,720	3,850
Average selling price (per kilogram)	$13.45	$19.85	$38.30	$40.65	$30.00

Mill product shipments:
Volume (metric tons)	11,365	12,660	14,160	14,230	15,050
Average selling price (per kilogram)	$32.05	$41.75	$57.85	$66.90	$60.70

Order backlog at December 31 (4)	$450	$870	$1,125	$1,000	$697
Capital expenditures	$23.6	$61.1	$100.9	$100.9	$121.3

(1)	All share and per share disclosures for all periods presented have been adjusted to give effect of all stock splits to date.
(2)	We adopted SFAS 158 effective December 31, 2006.
(3)	Outstanding indebtedness represents notes payable, current and noncurrent debt and capital lease obligations.
(4)	Order backlog is defined as unfilled purchase orders (including those under consignment arrangements), which are generally subject to deferral or cancellation by the customer under certain conditions.

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

We sell our titanium melted and mill products into four worldwide market sectors.  Aggregate shipment volumes for titanium mill products in 2008 were derived from the following sectors:

	TIMET		Titanium Industry (1)
	Mill product shipments	% of total	Mill product shipments	% of total
	(Metric tons)		(Metric tons)

Commercial aerospace	9,782	65%	46,900	46%
Military	2,114	14%	6,400	7%
Industrial	2,855	19%	43,000	42%
Emerging markets	299	2%	5,300	5%

	15,050	100%	101,600	100%

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

Inventory valuation.  We provide reserves for estimated obsolete or unmarketable inventories equal to the difference between the cost of inventories and the estimated net realizable value using assumptions about future demand for our products, alternate uses of the inventory and market conditions. If actual market conditions are less favorable than those projected by us, we may be required to recognize additional inventory reserves.

Impairment of long-lived assets.  Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment and intangible assets may not be recoverable, we undertake an evaluation of the assets or asset group.  If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated using discounted expected future cash flows or appraised values.  All relevant factors are considered in determining whether an impairment exists.  We did not evaluate any long-lived assets for impairment during 2008 because no such impairment indicators were present.

Income taxes.  We record a valuation allowance if realization of our gross deferred income tax assets is not more-likely-than-not after giving consideration to recent historical results and near-term projections, and we also consider the availability of tax planning strategies that might impact the need for, or amount of, any valuation allowance.  We record reserves for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertain Tax Positions, for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  See “Results of Operations – Income taxes” for discussion of our analysis of our deferred income tax valuation allowances and Note 2 to the Consolidated Financial Statements for a discussion of our uncertain tax positions.

Pension and OPEB expenses and obligations.  Our pension and OPEB expenses and obligations are calculated based on several estimates, including discount rates, expected rates of return on plan assets and expected health care trend rates.  We review these rates annually with the assistance of our actuaries.  See further discussion of the factors considered and potential effect of these estimates in “Liquidity and Capital Resources – Defined benefit pension plans” and “Liquidity and Capital Resources – Postretirement benefit plans other than pensions.”

RESULTS OF OPERATIONS

Comparison of 2008 to 2007

Summarized financial information.  The following table summarizes certain information regarding our results of operations for the years ended December 31, 2007 and 2008.  Our reported average selling prices reflect actual selling prices after the effects of currency exchange rates, customer and product mix and other related factors throughout the periods presented.

	For the year ended December 31,
	2007	% of Total Net Sales	2008	% of Total Net Sales
	(In millions, except product shipment data)
Net sales:
Melted products	$191.9	15%	$115.5	10%
Mill products	952.0	74%	913.5	79%
Other titanium products	135.0	11%	122.5	11%

Total net sales	1,278.9	100%	1,151.5	100%

Cost of sales	831.5	65%	863.8	75%

Gross margin	447.4	35%	287.7	25%

Selling, general, administrative and development expense	69.0	5%	66.5	6%
Other expense, net	6.4	1%	1.5	0%

Operating income	$372.0	29%	$219.7	19%

Melted product shipments:
Volume (metric tons)	4,720		3,850
Average selling price (per kilogram)	$40.65		$30.00

Mill product shipments:
Volume (metric tons)	14,230		15,050
Average selling price (per kilogram)	$66.90		$60.70

Net sales.  Our net sales were $1,151.5 million during 2008 compared to net sales of $1,278.9 million during 2007.  Average selling prices for melted and mill products decreased 26% and 9%, respectively, from 2007 to 2008.  Revisions and delays in the build-out schedules of certain commercial aircraft, and the resulting effects on production and inventory levels throughout the supply-chain, continue to negatively impact near-term demand and selling prices for titanium products.  Recent declines in raw material costs, primarily titanium scrap, have also contributed to lower selling prices for certain products under long-term agreements, due in part to raw material indexed pricing adjustments included in certain of these agreements.  Although we believe long-term demand trends are favorable, the adjustments and delays in the production schedule for the Boeing 787, including production delays resulting from Boeing’s labor dispute which was resolved during the fourth quarter of 2008, and the recent decline in global economic conditions, are expected to continue to impact customer inventory levels and product demand in 2009.

Cost of sales.  Our cost of sales was $863.8 million during 2008 compared to cost of sales of $831.5 million in 2007, a 4% increase from 2007, primarily resulting from a shift in our product mix to a higher concentration of mill products for 2008.  Mill products carry a higher unit-cost than melted products due to labor, overhead and yield costs associated with additional processing.  Cost of sales for 2008 was favorably impacted by declining costs for titanium scrap, but these favorable impacts were substantially offset by higher costs of production, primarily energy, and certain other raw materials.  We anticipate that our per-unit cost of sales for both melted and mill products will continue to be favorably impacted by declining titanium scrap costs, but these favorable effects could be offset if production volumes decrease, which could result in additional per-unit overhead allocations, or if costs of production and other raw materials rise.

Gross margin.  During 2008, our gross margin was $287.7 million as compared to $447.4 million for 2007, primarily reflecting decreases in the average selling prices for our melted and mill products.

Operating income.  Our operating income for 2008 was $219.7 million compared to $372.0 million during 2007 primarily due to the decline in gross margin.  The 2007 period includes a $6.0 million expense related to previously capitalized costs associated with the planning and engineering for a new VDP sponge plant, based on our decision to delay the project indefinitely.

Net other non-operating income and expense.  During 2008, we recognized other non-operating income of $19.4 million consisting primarily of $9.9 million in foreign currency gains as the dollar strengthened against the pound sterling and the euro in the second half of 2008 and a $6.7 million gain on sale of an investment discussed in Note 11 to the Consolidated Financial Statements.  During 2007, we recognized other non-operating income of $24.2 million consisting primarily of an $18.3 million gain on the sale of our investment in CompX discussed in Note 11 to the Consolidated Financial Statements.

Income taxes. Our effective income tax rate was 29% in 2008 compared to 30% in 2007.  We operate in multiple tax jurisdictions, and as a result, the geographic mix of our pre-tax income or loss can impact our overall effective tax rate.  Our effective income tax rate for 2008 was lower than the U.S. statutory rate, primarily due to a change in the mix of our pre-tax earnings, with a higher percentage of earnings in lower tax rate jurisdictions in 2008, primarily as a result of the implementation of an internal corporate reorganization in 2007.  See Note 12 to the Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense.  Some of the more significant items impacting this reconciliation are summarized below.

Our income tax expense in 2008 includes:

•	An income tax benefit of $14.4 million related to an internal reorganization we implemented in the second quarter of 2007;

•	An income tax benefit of $1.9 million related to the reversal of our deferred income tax asset valuation allowance related to our capital loss carryforward following the sale of an investment;

•	An income tax benefit of $4.0 million from the special manufacturing deduction created by the American Jobs Creation Act of 2004; and

•	An income tax expense of $2.7 million related to an increase in our reserve for uncertain tax positions.

Our income tax expense in 2007 includes:

•	An income tax benefit of $12.6 million related to an internal reorganization we implemented in the second quarter of 2007;

•
An income tax benefit of $6.5 million related primarily to the reversal of a portion of our deferred income tax asset valuation allowance related to our capital loss carryforward following the sale of our interest in CompX; and

•	An income tax benefit of $4.7 million from the special manufacturing deduction created by the American Jobs Creation Act of 2004.

The U.K. has proposed legislation that, if enacted, would increase our effective income tax rate and our cash tax payments.

Comparison of 2007 to 2006

Summarized financial information.  The following table summarizes certain information regarding our results of operations for the years ended December 31, 2006 and 2007.  Our reported average selling prices reflect actual selling prices after the effects of currency exchange rates, customer and product mix and other related factors throughout the periods presented.

	For the year ended December 31,
	2006	% of Total Net Sales	2007	% of Total Net Sales
	(In millions, except product shipment data)
Net sales:
Melted products	$226.0	19%	$191.9	15%
Mill products	819.2	69%	952.0	74%
Other titanium products	138.0	12%	135.0	11%

Total net sales	1,183.2	100%	1,278.9	100%

Cost of sales	747.1	63%	831.5	65%

Gross margin	436.1	37%	447.4	35%

Selling, general, administrative and development expense	67.0	6%	69.0	5%
Other income (expense), net	13.7	1%	(6.4)	1%

Operating income	$382.8	32%	$372.0	29%

Melted product shipments:
Volume (metric tons)	5,900		4,720
Average selling price (per kilogram)	$38.30		$40.65

Mill product shipments:
Volume (metric tons)	14,160		14,230
Average selling price (per kilogram)	$57.85		$66.90

Net sales.  During 2007, net sales increased 8% to $1,278.9 million from $1,183.2 million in 2006.  Average selling prices for melted and mill products increased 6% and 16%, respectively, in 2007 compared to 2006.  Customer demands influenced a shift of our product mix toward an increased proportion of mill products, which require additional processing and resources and also command higher sales prices as compared to melted products.  While our combined melted and mill product shipment volume declined during 2007, our mill product shipment volume increased slightly in 2007 compared to the prior year.  The increased pricing on our products and the favorable shift in product mix more than offset the effect of lower aggregate sales volume for 2007 compared to 2006.

Cost of sales.  Our cost of sales increased $84.4 million, or 11%, in 2007 as compared to 2006 due to an increase in certain raw material costs, including titanium sponge and scrap, and higher production costs associated with our shift in product mix to a greater percentage of mill products.  The higher cost of sponge in 2007 is partially due to our final utilization in the first half of 2006 of lower-cost sponge previously purchased from the U.S. Defense Logistics Agency stockpile and the rapid rise in titanium sponge and scrap market prices experienced through early 2007.  In 2007, increases in global titanium sponge capacity and increased use of titanium in the manufacture of components and products resulted in the increased availability of titanium sponge and scrap.  As a result, our cost of purchased titanium sponge and scrap declined during the latter part of 2007.  These declining raw material costs, in certain cases, resulted in indexed adjustments to selling prices under our long-term sales agreements.  The majority of the products sold during 2007 included higher cost raw materials acquired during prior periods due to the elapsed time required to convert these raw materials into their final form and to deliver them to our customers.

Gross margin.  During 2007, our gross margin increased 3% to $447.4 million as compared to 2006 reflecting the net effect of increases in average selling prices, and partially offsetting cost of sales increases associated with our higher raw material costs and higher cost of production, as discussed above.

Operating income.  Our operating income for 2007 was $372.0 million compared to $382.8 million for 2006.  The 2007 period includes a $6.0 million expense related to previously capitalized costs associated with the planning and engineering for a new VDP sponge plant based on our decision to delay the project indefinitely.  The 2006 period was positively impacted by $14.1 million of equity in earnings related to our interest in the VALTIMET joint venture that we sold in December 2006, partially offset by $8.6 million of travel, relocation and severance expenses incurred in connection with the relocation of our headquarters to Dallas, Texas and our operational management and information technology group to Exton, Pennsylvania.

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

Income taxes. Our effective income tax rate was 30% in 2007 compared to 31% in 2006.  We operate in multiple tax jurisdictions, and as a result, the geographic mix of our pre-tax income or loss can impact our overall effective tax rate.  Our effective income tax rate for 2007 was lower than the U.S. statutory rate, primarily due to a change in the mix of our pre-tax earnings, with a higher percentage of earnings in lower tax rate jurisdictions in 2007, primarily as a result of the implementation of an internal corporate reorganization in 2007.  See Note 12 to the Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense.  Some of the more significant items impacting this reconciliation are summarized below.

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

European operations

We have substantial operations located in the United Kingdom, France and Italy.  Approximately  37% of our sales originated in Europe for 2008, a portion of which were denominated in foreign currency, principally the British pound sterling or the euro.  Certain raw material costs, principally purchases of titanium sponge and alloys for our European operations, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of our European subsidiaries are those of their respective countries, and the European subsidiaries are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of our European operations may be in U.S. dollars or in functional currencies.  Our export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations.

We do not use currency contracts to hedge our currency exposures.  At December 31, 2008, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $82.2 million and $54.8 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable and accounts payable.

Outlook

We sold a record 15,050 metric tons of titanium mill products during 2008, despite softening demand in the fourth quarter of the year.  In addition to the global credit crisis and economic recession, circumstances within the commercial aerospace market, including (i) the eight-week labor dispute at Boeing, (ii) continued production delays on the Boeing 787 and (iii) the resulting excess titanium inventory in the supply chain, have contributed to weakened customer demand and lower prices for titanium products.

We expect customer demand to remain volatile until uncertainties in the global economy and within the commercial aerospace production schedules begin to be resolved and inventory levels begin to stabilize.  Although we have long-term agreements with a majority of our major customers, many of which specify annual pricing mechanisms and minimum volume commitments that limit our exposure to the volatility of market pricing and fluctuating demand, we still anticipate reductions in our overall sales volumes and average selling prices for 2009.  We anticipate that our per-unit cost of sales for both melted and mill products will continue to be favorably impacted by declining titanium scrap costs, but these favorable effects could be offset if production volumes decrease, which could result in additional per-unit overhead allocations, or if costs of production and other raw materials rise.

Despite the demand volatility the industry is currently experiencing and the uncertainty surrounding the extent and duration of the current economic downturn, we believe the overall industry outlook supports a long-term favorable trend in demand for titanium products.  We continue to pursue our strategic plans to increase and improve our production capabilities, with a focus on opportunities to improve our operating flexibility, efficiency and cost structure, to meet the long-term demands reflected in the titanium product volumes our customers have committed to purchase under long-term agreements and in long-term market sector forecasts.  In particular, we continue to enhance our ability to meet our current and prospective customers’ needs and strengthen our position as a reliable supplier in markets where technical ability and precision are critical.  We have been successful over the last two years in establishing significant flexibility and cost advantages in our entire manufacturing process.  We believe that our strong customer relationships, efficient manufacturing processes and strong balance sheet have kept us well-positioned in the current economic environment. We are in a strong financial position, with no debt and significant positive cash flow.  We believe our financial strength will allow us to continue to invest in our business, fully serve our current and prospective customer requirements and pursue strategic opportunities.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated cash flows for each of the past three years are presented below.  The following should be read in conjunction with our Consolidated Financial Statements and notes thereto.

	Year ended December 31,
	2006	2007	2008
	(In millions)
Cash provided by (used in):
Operating activities	$79.1	$192.1	$197.6
Investing activities	(26.5)	(108.2)	(142.6)
Financing activities	(42.5)	(24.5)	(97.7)

Net cash provided by (used in) operating, investing and financing activities	$10.1	$59.4	$(42.7)

Operating activities. Cash flow from operations is considered a primary source of our liquidity.  Changes in pricing, production volume and customer demand, among other things, could significantly affect our liquidity.  Cash provided by operating activities increased $5.5 million, from $192.1 million in 2007 to $197.6 in 2008.  The net effects of the following significant items contributed to the overall increase in cash provided by operating activities:

•	lower operating income in 2008 of $152.3 million;

•
lower net cash used in operations resulting from changes in receivables, inventories, payables and accrued liabilities of $42.1 million in 2008 in response to changing working capital requirements and improved collections of receivables; and

•	lower net cash paid for income taxes in 2008 of $105.0 million due primarily to lower taxable income in 2008.

Cash provided by operating activities increased $113.0 million, from $79.1 million in 2006 to $192.1 million in 2007.  The net effects of the following significant items contributed to the overall increase in cash provided by operating activities:

•	lower operating income in 2007 of $10.8 million;

•	the $50.0 million payment made to Haynes in 2006 in return for the dedicated rolling capacity;

•
lower net cash used in operations resulting from changes in receivables, inventories, payables and accrued liabilities of $95.8 million in 2007 in response to changing working capital requirements; and

•	higher net cash paid for income taxes in 2007 of $65.8 million due to the utilization of the remainder of our U.S. net operating loss carryforward in 2006.

Investing activities.  Cash flows used in our investing activities changed from $26.5 million in 2006 to $108.2 million in 2007 to $142.6 million in 2008.  Our capital expenditures were $100.9 million during both 2006 and 2007 compared to $121.3 million in 2008.  Capital projects and other significant investing activities include the following:

•
During 2008, we incurred a higher level of expenditures related to the EB melt capacity expansion project at our facility in Morgantown and other capacity expansion projects at several of our U.S. and European plants.

•
During 2007, we had lower capital expenditures on the sponge capacity expansion project compared to 2006, as the expansion was completed in April 2007.  However, during 2007 we incurred a higher level of expenditures than we incurred during 2006 related to the EB melt capacity expansion project at our facility in Morgantown and other capacity expansion projects initiated in 2007 which largely offset the 2007 expenditure reductions on the sponge plant expansion project.

•
The 2006 capital expenditure amount includes expenditures related to our sponge plant expansion in Henderson, which became fully operational in 2007, and our EB furnace at our facility in Morgantown, which became operational in early 2008.

•	We purchased $26.4 million in marketable equity securities during 2008.

•	We received principal payments on notes receivable from affiliates of $2.6 million in 2007 and $7.3 million in 2008.

•	We received proceeds of $75.0 million from the sale of our interest in VALTIMET during 2006.

Financing activities.  We had net repayments under our U.S. bank credit facility of $52.7 million in 2006, funded primarily with a portion of the proceeds from the sale of our interest in VALTIMET.  We had no net borrowing activity during 2007 and 2008.  Other significant items included in our cash flows from financing activities included:

•	dividends paid on our common stock of $13.7 million in 2007 and $54.5 million in 2008, as we began paying a quarterly dividend of $0.075 per share in the fourth quarter of 2007;

•	dividends paid on our Series A Preferred Stock of $7.2 million in 2006, $5.6 million in 2007 and $0.3 million in 2008;

•	dividends paid to CEZUS of $3.0 million in 2006, $8.1 million in 2007 and $6.8 million in 2008;

•	treasury stock purchases of $36.5 million during 2008;

•	proceeds from the issuance of our common stock upon exercise of stock options of $11.3 million in 2006, $1.0 million in 2007 and a nominal amount in 2008; and

•	an income tax benefit of $9.9 million in 2006, $2.1 million in 2007 and a nominal amount in 2008 related to the exercise of stock options.

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

We paid a quarterly cash dividend of $0.075 per share in 2007 and four such quarterly cash dividends in 2008.  In February 2009, our board of directors decided to suspend our quarterly dividend after considering the current economic and financial environment.  We believe it is in our best interest to enhance our financial strength which will allow us to continue investing in our business and taking advantage of potential opportunities in our industry, including acquisitions, long-term partnering agreements or joint ventures, if and when such strategic opportunities arise.  Additionally, we will have the flexibility to repurchase shares of our common stock under our previously announced repurchase programs without sacrificing our ability to pursue other opportunities in our industry.  The declaration and payment of future dividends will be dependent upon the board's consideration of our cash requirements, contractual requirements, strategic plans and other factors deemed relevant by our board of directors.

At December 31, 2008, we had aggregate borrowing availability under our existing U.S and European credit facilities of $213.5 million, and we had an aggregate of $45.0 million of cash and cash equivalents.  Our U.S. credit facility matures in February 2011, and our U.K. credit facility matures in July 2010.  See Note 8 to the Consolidated Financial Statements.  Based upon our expectations of our operating performance, the anticipated demands on our cash resources, borrowing availability under our existing credit facilities and anticipated borrowing capacity after the maturity of these credit facilities, we expect to have sufficient liquidity to meet our obligations for the short-term (defined as the next twelve-month period) and our long-term obligations, including our planned capacity expansion projects, some of which are discussed below.

Repurchases of common stock.  At February 19, 2009, we had approximately $63.5 million available for repurchase of our common stock under the authorizations described in Note 10 to the Consolidated Financial Statements.

Capital expenditures.  We currently estimate we will invest a total of approximately $50 million to $60 million for capital expenditures during 2009.  In response to current economic conditions, our planned capital expenditures are limited to those required to properly maintain our equipment and facilities or complete active projects, such as the ongoing construction of a melt furnace at our Morgantown facility.  Capital spending for 2009 is expected to be funded by cash flows from operating activities or existing cash resources and available credit facilities.

We continue to evaluate additional opportunities to improve or replace productive assets including capital projects, acquisitions or other investments which, if consummated, any required funding would be provided by borrowings under our U.S. or European credit facilities.

Contractual commitments.  As more fully described in Notes 14 and 15 to the Consolidated Financial Statements, we were a party to various agreements at December 31, 2008 that contractually commit us to pay certain amounts in the future.  The following table summarizes such contractual commitments that are enforceable and legally binding on us and that specify all significant terms, including pricing, quantity and date of payment:

	Payment Due Date
	2009	2010/2011	2012/2013	2014 & After	Total
	(In millions)

Operating leases	$6.2	$10.7	$9.2	$24.3	$50.4

Purchase obligations:
Raw materials (1)	107.1	218.9	217.4	639.6	1,183.0
Other (2)	51.9	39.0	41.2	64.3	196.4

Other contractual obligations (3)	9.0	0.5	-	-	9.5

	$174.2	$269.1	$267.8	$728.2	$1,439.3

(1)
These obligations generally relate to the purchase of titanium sponge pursuant to LTAs that expire at varying dates (as described in Item 1: Business) and various other open orders or commitments for purchase of raw materials.  Certain of the LTAs contain automatic renewal provisions; however, we have only included the purchase commitments associated with the initial terms of each LTA.

(2)
These obligations generally relate to contractual purchase obligations for conversion services, certain operating fees paid to CEZUS for use of a portion of its Ugine plant pursuant to an agreement expiring in 2015 (as described in Item 2: Properties), energy purchase obligations with BMI which expire in 2010 and various other open orders for purchase of energy, utilities and property and equipment.  These obligations are generally based on an average price and an assumed constant mix of services purchased, as appropriate.  All open orders are primarily for delivery in 2009.

(3)
These other obligations include an obligation under a worker’s compensation bond and capital and interest payments under capital lease agreements, both of which are recorded on our balance sheet as of December 31, 2008.  Additionally, we have an obligation to Contran under an intercorporate services agreement (“ISA”) which will be recorded ratably over the 2009 service period.  We expect renew the ISA annually.

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

Recent accounting pronouncements.  See Note 2 to the Consolidated Financial Statements.

Defined benefit pension plans.  As of December 31, 2008, we maintain three defined benefit pension plans – one each in the U.S., the U.K. and France.  The majority of the discussion below relates to the U.S. and U.K. plans, as the French plan is not material to our Consolidated Balance Sheets, Statements of Income or Statements of Cash Flows.

We recorded net consolidated pension expense of $4.1 million in 2006, $4.6 million in 2007 and $2.0 million in 2008.  Pension expense for these periods was calculated based upon a number of actuarial assumptions, most significant of which are the discount rate and the expected long-term rate of return.

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

	Discount rates used for:
	Obligation at December 31, 2006 and expense in 2007	Obligation at December 31, 2007 and expense in 2008	Obligation at December 31, 2008 and expense in 2009
U.S. Plan	5.90%	5.90%	5.75%
U.K. Plan	5.10%	5.60%	6.20%

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

We used the following long-term rate of return assumptions for our defined benefit pension plans:

	Long-term rates of return used for pension expense for the year ended December 31:
	2007	2008	2009
U.S. Plan	10.00%	10.00%	10.00%
U.K. Plan	6.50%	6.65%	6.80%

Lowering the expected long-term rate of return on our U.S. plan’s assets by 0.5% (from 10.00% to 9.50%) would have decreased 2008 pension income by approximately $0.5 million, and lowering the discount rate assumption by 0.25% (from 5.90% to 5.65%) would have increased our U.S. plan’s 2008 pension income by approximately $0.1 million.  Lowering the expected long-term rate of return on our U.K. plan’s assets by 0.5% (from 6.65% to 6.15%) would have increased 2008 pension expense by approximately $0.7 million, and lowering the discount rate assumption by 0.25% (from 5.60% to 5.35%) would have increased our U.K. plan’s 2008 pension expense by approximately $0.8 million.

All of our U.S. plan’s assets are invested in the Combined Master Retirement Trust ("CMRT").  The CMRT is a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefit plans sponsored by Contran and related companies.  A sub account of the CMRT held 8.5% of TIMET common stock at December 31, 2008; however, our plan assets are invested only in the portion of the CMRT that does not hold TIMET common stock.  See Note 14 to the Consolidated Financial Statements.

The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons.  Mr. Simmons is the sole trustee of the CMRT.  The trustee of the CMRT, along with the CMRT’s investment committee, of which Mr. Simmons is a member, actively manages the investments of the CMRT.  The trustee and investment committee periodically change the asset mix of the CMRT based upon, among other things, advice from third-party advisors and their respective expectations as to what asset mix will generate the greatest overall return.  At December 31, 2008, the asset mix for our portion of the CMRT (based on an aggregate asset value of $46.9 million) was 43% debt securities, 47% U.S. equity securities, 6% foreign equity securities and 4% cash and other securities.  During 2006, 2007 and 2008, the assumed long-term rate of return for our U.S. plan assets that were invested in the CMRT was 10%.  In determining the appropriateness of the long-term rate of return assumption, we considered, among other things, the historical rates of return, the current and projected asset mix and the investment objectives of the CMRT’s managers for our portion of the CMRT.  During the history of the CMRT from its inception in 1987 through December 31, 2008, the average annual rate of return earned by our portion of the CMRT, as calculated based on the average percentage change in the net asset value per unit for each applicable year, has been 11%.

For our U.K. plan, as a result of market fluctuations experienced and the strategic movement toward our long-term funding and asset allocation strategies, actual asset allocation as of December 31, 2008 was 70% equity securities and 30% debt and other securities.  Our future expected long-term rate of return on plan assets for our U.K. plan is based on our target asset allocation assumption of 60% equity securities and 40% fixed income securities and all current contributions to the plan are invested wholly in fixed income securities in order to gradually affect the shift.  Based on various factors, including economic and market conditions, gains on the plan assets during each of the preceding years and projected asset mix, our assumed long-term rate of return for our pension expense was 6.70% for 2006, 6.50% for 2007 and 6.65% for 2008.  Because all contributions continue to be put into fixed income securities, we expect the asset mix for our U.K. plan to continue to move closer to the projected mix, which reflects a higher percentage of fixed income securities.

Although the expected rate of return is a long-term measure, we continue to evaluate our expected rate of return annually and adjust it as considered necessary.  As part of this evaluation, we considered the historical long-term average annual rates of return and recent economic downturn impacting virtually all global equity markets, and based on our evaluation, the recent declines in value for our plans’ assets are not indicative of a long-term trend requiring an adjustment to our long-term expected rate of return for any of our defined benefit pension plans.  Actual returns on plan assets for a given year that are greater than the assumed rates of return result in an actuarial gain, while actual returns on plan assets for a given year that are less than the assumed rates of return result in an actuarial loss.  All of these actuarial gains and losses are not recognized in earnings currently, but instead are deferred and amortized into income in the future as part of pension expense.  However, any actuarial gains generated in future periods reduce the negative amortization effect of any cumulative actuarial losses, while any actuarial losses generated in future periods reduce the favorable amortization effect of any cumulative actuarial gains.

Based on an expected rate of return on plan assets of 10%, a discount rate of 5.75% and various other assumptions, we estimate that our U.S. plan will have pension expense of approximately $6.7 million in 2009.  A 0.25% increase or decrease in the discount rate would decrease or increase estimated pension expense by approximately $0.1 million in 2009, respectively.  A 0.5% increase or decrease in the long-term rate of return would  decrease or increase estimated pension expense by approximately $0.2 million in 2009, respectively.

Based on an expected rate of return on plan assets of 6.80%, a discount rate of 6.20% and various other assumptions (including an exchange rate of $1.44/£1.00), we estimate that pension expense for our U.K. plan will approximate $8.0 million in 2009.  A 0.25% increase or decrease in the discount rate would decrease or increase estimated pension expense by approximately $0.6 million in 2009, respectively.  A 0.5% increase or decrease in the long-term rate of return would decrease or increase estimated pension expense by approximately $0.6 million in 2009, respectively.  Actual future pension expense will depend on actual future investment performance, changes in future discount rates and various other factors related to the participants in our pension plans.

We made cash contributions of $0.4 million in 2006, $0.1 million in 2007 and nil in 2008 to our U.S. plan and cash contributions of approximately $18.2 million in 2006 and $10.5 million in each of 2007 and 2008 to our U.K. plan. The 2006 contribution to our U.K. plan included a $9.9 million discretionary contribution.  Based upon the current funded status of the plans and the actuarial assumptions being used for 2008, we believe that we will be required to make contributions of $7.3 million to our U.K. plan and none to our U.S. plan in 2009.

The current global economic downturn has negatively impacted the performance of each plans’ assets during 2008, and as a result, the fair values of the plans’ assets have decreased significantly over the last year.  The fair value of the assets of the U.S. plan was $93.6 million at December 31, 2006, $98.4 million at December 31, 2007 and $46.9 at December 31, 2008, and the fair value of the assets of the U.K. plan was $189.5 million at December 31, 2006, $202.6 million at December 31, 2007 and $114.9 million at December 31, 2008.

The combination of actual investment returns, changing discount rates and changes in other assumptions has a significant effect on our funded plan status (plan assets compared to projected benefit obligations).  The effect of positive investment returns and an increase in the discount rate increased the overfunded status of the U.S. plan from $17.9 million at December 31, 2006 to $23.4 million at December 31, 2007, and the effect of negative investment returns and a decrease to the discount rate during 2008 resulted in an underfunded status of $30.0 million at December 31, 2008.  In 2007 the effect of positive investment returns and an increase in the discount rate for our U.K. plan, more than offset the effect of the weakening dollar compared to the British pound sterling, thereby reducing the underfunded status of the U.K. plan from $51.1 million at December 31, 2006 to $34.8 million at December 31, 2007.  During 2008, negative investment returns and a strengthening dollar versus the pound sterling both contributed to an increase in the underfunded status of our U.K. plan while the increase in the discount rate partially offset these effects, thereby increasing the underfunded status for our U.K. plan to $46.2 million at December 31, 2008.

Postretirement benefit plans other than pensions.  We provide limited OPEB benefits to a portion of our U.S. employees upon retirement.  We fund such OPEB benefits as they are incurred, net of any retiree contributions.  We paid OPEB benefits, net of retiree contributions, of $1.8 million in 2006 and $1.3 million in each of 2007 and 2008.

We recorded consolidated OPEB expense of $3.6 million in 2006, $3.1 million in 2007 and $2.9 million in 2008.  OPEB expense for these periods was calculated based upon a number of actuarial assumptions, most significant of which are the discount rate and the expected long-term health care trend rate.

The discount rate we utilize for determining OPEB expense and OPEB obligations is the same as that used for our U.S. pension plan.  Lowering the discount rate assumption by 0.25% (from 5.90% to 5.65%) would have had a nominal impact on our 2008 OPEB expense.

We estimate the expected long-term health care trend rate based upon input from specialists in this area, as provided by our actuaries.  In estimating the health care trend rate, we consider industry trends, our actual healthcare cost experience and our future benefit structure.  For 2008, we used a beginning health care trend rate of 5.83%.  If the health care trend rate were increased or decreased by 1.0% for each year, OPEB expense would have increased or decreased by approximately $0.3 million in 2008, respectively.  For 2009, we are using a beginning health care trend rate of 5.46%, which is projected to reduce to an ultimate rate of 4.0% in 2013.

Based on a discount rate of 5.75%, a health care trend rate as discussed above and various other assumptions, we estimate that OPEB expense will approximate $2.8 million in 2009.  A 0.25% increase or decrease in the discount rate would have a nominal impact on estimated OPEB expense in 2009.  A 1.0% increase or decrease in the health care trend rate for each year would increase or decrease the estimated service and interest cost components of OPEB expense by approximately $0.3 million in 2009, respectively.  Based upon the actuarial assumptions being used in 2008, we believe we will be required to pay OPEB benefits of $1.9 million in 2009, net of retiree contributions and a Medicare Part D Federal subsidy.

Environmental matters.  See “Business – Regulatory and environmental matters” in Item 1 and Note 15 to the Consolidated Financial Statements for a discussion of environmental matters.

Affiliate transactions.  Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (i) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties, and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party.  We continuously consider reviews and evaluate such transactions, and understand that Contran and related entities consider, review and evaluate such transactions.  Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.  See Notes 1 and 14 to the Consolidated Financial Statements for a discussion of certain related party transactions that we were a party to during 2006, 2007 and 2008.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rates.  We are exposed to market risk from changes in interest rates related to indebtedness.  We typically do not enter into interest rate swaps or other types of contracts in order to manage our interest rate market risk.  We had no outstanding bank indebtedness at December 31, 2007 and 2008.  Our borrowings accrue interest at variable rates, generally related to spreads over bank prime rates and LIBOR.  Because our bank indebtedness reprices with changes in market interest rates, the carrying amount of such debt is believed to approximate fair value.

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

Commodity prices.  We are exposed to market risk arising from changes in commodity prices as a result of our long-term purchase and supply agreements with certain suppliers and customers.  These agreements, which offer various fixed or formula-determined pricing arrangements, effectively obligate us to bear (i) the risk of increased raw material and other costs to us that cannot be passed on to our customers through increased titanium product prices (in whole or in part) or (ii) the risk of decreasing raw material costs to our suppliers that are not passed on to us in the form of lower raw material prices.  However, our ability to offset increased material costs with higher selling prices increased in the last several years, as many of our LTAs have either expired or have been renegotiated with price adjustments that take into account raw material, labor and energy cost fluctuations.

Securities prices.  As of December 31, 2007 and 2008, we held certain marketable securities that are exposed to market risk due to changes in prices of the securities.  The aggregate market value of these equity securities was $2.7 million at December 31, 2007 and $16.4 million at December 31, 2008.  The potential change in the aggregate market value of these securities, assuming a 10% change in prices, would have been nominal at December 31, 2007 and $1.6 million at December 31, 2008.  See Note 4 to the Consolidated Financial Statements.

Interest bearing notes receivable.  We held a note receivable from CompX with the principal amount of $50.5 million at December 31, 2007 and $42.7 million at December 31, 2008.  Our note receivable accrues interest at variable rates, related to the spread over LIBOR.  Because our note receivable reprices with changes in market interest rates, the carrying amount of such note receivable is believed to approximate fair value.  See Notes 11 and 14 to the Consolidated Financial Statements.

We held a note receivable from Contran with the principal amount of $16.7 million at December 31, 2008.  Our note receivable accrues interest at variable rates, related to the spread under prime.  Because our note receivable reprices with changes in market interest rates, the carrying amount of such note receivable is believed to approximate fair value.  See Note 14 to the Consolidated Financial Statements.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained in a separate section of this Annual Report.  See Index of Financial Statements on page F.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTINGAND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our Chief Executive Officer, and James W. Brown, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2008.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Management’s report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our evaluation of the effectiveness of our internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in internal control over financial reporting.  There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected our internal control over financial reporting.

Certifications.  Our chief executive officer is required to annually file a certification with the New York Stock Exchange (“NYSE”), certifying our compliance with the corporate governance listing standards of the NYSE.  During 2008, our chief executive officer filed such annual certification with the NYSE, which was not qualified in any respect, indicating that he was not aware of any violations by us of the NYSE corporate governance listing standards.  Our principal executive officer and principal financial officer are also required to, among other things, file quarterly certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act.  Such certifications for the year ended December 31, 2008 have been filed as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(b)           Exhibits

The items listed in the Exhibit Index are included as exhibits to this Annual Report.  We have retained a signed original of any of these exhibits that contain signatures, and we will provide such exhibit to the SEC or its staff upon request.  We will furnish a copy of any of the exhibits listed below upon request and payment of $4.00 per exhibit to cover the costs of furnishing the exhibits.  Such requests should be directed to the attention of our Investor Relations Department at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2008 will be furnished to the SEC upon request.

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

10.5*
Amendment to the 2005 Titanium Metals Corporation Profit Sharing Plan (amended as of February 21, 2008), incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 21, 2007.

10.6*
2008 Discretionary Bonus Plan (as of February 21, 2008), incorporated by reference to exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 21, 2007.  Certain exhibits to this Exhibit 10.6 have not been filed; upon request, the Registrant will furnish supplementally to the Commission a copy of any omitted exhibit.

10.7
Intercorporate Services Agreement among Contran Corporation, Tremont LLC and Titanium Metals Corporation, effective as of January 1, 2004, incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.8
Intercorporate Services Agreement among Contran Corporation and Titanium Metals Corporation, effective as of January 1, 2008, incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.9**
General Terms Agreement between The Boeing Company and Titanium Metals Corporation, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on November 17, 2006.

Item No.	Exhibit Index

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

10.22
Subordinated Term Loan Promissory Note dated October 26, 2007 executed by CompX International Inc. and payable to the order of TIMET Finance Management Company, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by CompX International Inc. with the SEC on October 30, 2007 (File No. 1-13905).

10.23**
Titanium Supply Agreement dated November 14, 2007 between Toho Titanium Co., Ltd. and Titanium Metals Corporation, incorporated by reference Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.  Certain exhibits and appendices to this Exhibit 10.23 have not been filed; upon request, the Registrant will furnish supplementally to the Commission, subject to the Registrant’s request for confidential treatment of portions thereof, a copy of any omitted exhibit.

10.24*
Consulting Agreement with Charles H. Entrekin, PhD, effective April 14, 2008, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 16, 2008.

10.25*
Titanium Metal Corporation 2008 Long-Term Incentive Plan, incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-8 (File No. 333-151101) filed with the SEC on May 22, 2008.

10.26
Stock Purchase Agreement dated as of December 31, 2008 between Titanium Metals Corporation and Contran Corporation, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2009.

10.27
Form of Secured Promissory Note dated as of December 31, 2008 made by Contran Corporation payable to Titanium Metals Corporation, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2009.

10.28
Pledge and Security Agreement dated as of December 31, 2008 between Contran Corporation and Titanium Metals Corporation, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2009.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**
Titanium Supply Agreement dated September 4, 2007 between Ardor (UK) Ltd. and Titanium Metals Corporation, incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

*      Management contract, compensatory plan or arrangement.
**    Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITANIUM METALS CORPORATION
(Registrant)

By /s/ Steven L. Watson
Steven L. Watson, February 26, 2009 Vice Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By /s/ Harold C. Simmons	By /s/ Terry N. Worrell
Harold C. Simmons, February 26, 2009 Chairman of the Board	Terry N. Worrell, February 26, 2009 Director

By /s/ Steven L. Watson	By /s/ Paul J. Zucconi
Steven L. Watson, February 26, 2009 Vice Chairman of the Board and Chief Executive Officer	Paul J. Zucconi, February 26, 2009 Director

By /s/ Keith R. Coogan	By /s/ Bobby D. O’Brien
Keith R. Coogan, February 26, 2009 Director	Bobby D. O’Brien, February 26, 2009 President

By /s/ Glenn R. Simmons	By /s/ James W. Brown
Glenn R. Simmons, February 26, 2009 Director	James W. Brown, February 26, 2009 Vice President and Chief Financial Officer Principal Financial Officer

By /s/ Thomas P. Stafford	By /s/ Scott E. Sullivan
Thomas P. Stafford, February 26, 2009 Director	Scott E. Sullivan, February 26, 2009 Vice President and Controller Principal Accounting Officer

TITANIUM METALS CORPORATION

ANNUAL REPORT ON FORM 10-K
ITEMS 8and 15(a)

INDEX OF FINANCIAL STATEMENTS

Page

Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets – December 31, 2007 and 2008	F-3

Consolidated Statements of Income – Years ended December 31, 2006, 2007 and 2008	F-5

Consolidated Statements of Comprehensive Income – Years ended December 31, 2006, 2007 and 2008	F-6

Consolidated Statements of Cash Flows – Years ended December 31, 2006, 2007 and 2008	F-8

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December, 2006, 2007 and 2008	F-10

Notes to Consolidated Financial Statements	F-11

We omitted all schedules to the Consolidated Financial Statements because they are not applicable or the required amounts are either not material or are presented in the Notes to the Consolidated Financial Statements.

  F

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Titanium Metals Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Titanium Metals Corporation and its subsidiaries at December 31, 2007 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 13 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for pension and other postretirement benefit obligations in 2006.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 26, 2009

TITANIUM METALS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	December 31,
ASSETS	2007	2008

Current assets:
Cash and cash equivalents	$90.0	$45.0
Accounts and other receivables	209.9	145.4
Inventories	562.7	569.7
Refundable income taxes	14.5	2.3
Prepaid expenses and other	6.1	4.8
Deferred income taxes	14.6	21.7

Total current assets	897.8	788.9

Marketable securities	2.7	16.4
Notes receivable from affiliates	50.5	58.4
Property and equipment, net	382.0	427.1
Pension asset	23.3	-
Deferred income taxes	2.6	17.8
Other	61.0	59.1

Total assets	$1,419.9	$1,367.7

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In millions, except per share data)

	December 31,
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	2007	2008

Current liabilities:
Accounts payable	$72.6	$58.5
Accrued and other current liabilities	87.7	76.1
Customer advances	17.4	17.6

Total current liabilities	177.7	152.2

Accrued OPEB cost	29.3	28.5
Accrued pension cost	36.0	77.5
Deferred income taxes	11.3	-
Other	9.0	9.2

Total liabilities	263.3	267.4

Minority interest	23.9	20.7

Stockholders’ equity:
Series A Preferred Stock, $0.01 par value; $3.6 million liquidation preference; 4.0 million shares authorized, 0.1 million shares issued and outstanding, respectively	4.1	3.2
Common stock, $0.01 par value; 200 million shares authorized, 183.0 and 181.1 million shares issued and outstanding, respectively	1.8	1.8
Additional paid-in capital	558.2	523.4
Retained earnings	589.0	696.7
Accumulated other comprehensive loss	(20.4)	(145.5)

Total stockholders’ equity	1,132.7	1,079.6

Total liabilities, minority interest and stockholders’ equity	$1,419.9	$1,367.7

Commitments and contingencies (Note 15)

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Year ended December 31,
	2006	2007	2008

Net sales	$1,183.2	$1,278.9	$1,151.5
Cost of sales	747.1	831.5	863.8

Gross margin	436.1	447.4	287.7

Selling, general, administrative and development expense	67.0	69.0	66.5
Other income (expense), net	13.7	(6.4)	(1.5)

Operating income	382.8	372.0	219.7

Interest expense	3.4	2.6	1.8
Other non-operating income, net	39.0	24.2	19.4

Income before income taxes and minority interest	418.4	393.6	237.3

Provision for income taxes	128.4	116.9	69.1
Minority interest in after tax earnings	8.7	8.5	5.7

Net income	281.3	268.2	162.5

Dividends on Series A Preferred Stock	6.8	5.1	0.3

Net income attributable to common stockholders	$274.5	$263.1	$162.2

Earnings per share attributable to common stockholders:
Basic	$1.77	$1.62	$0.89
Diluted	$1.53	$1.46	$0.89

Weighted average shares outstanding:
Basic	155.0	162.8	181.4
Diluted	183.8	184.3	182.5

Cash dividend per common share	$-	$0.075	$0.30

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year ended December 31,
	2006	2007	2008

Net income	$281.3	$268.2	$162.5

Other comprehensive income, net of tax:

Currency translation adjustment	12.8	9.5	(64.5)

Unrealized gains (losses) and reclassification adjustment on marketable securities	10.3	(19.9)	(8.2)

Pension plans	-	12.0	(54.1)

OPEB plan	-	0.4	1.7

Additional minimum pension liabilities	0.1	-	-

Other, net	0.5	-	-

Total other comprehensive income (loss)	23.7	2.0	(125.1)

Comprehensive income	$305.0	$270.2	$37.4

Currency translation adjustment:
Beginning of year	$5.0	$17.8	$27.3
Change during year	16.3	9.5	(64.5)
Reclassification adjustment to eliminate the cumulative effects of VALTIMET	(3.5)	-	-
End of year	$17.8	$27.3	$(37.2)

Unrealized gains (losses) on marketable securities:
Beginning of year	$9.6	$19.9	$-
Change during year	10.3	(1.6)	(8.2)
Reclassification adjustment for realized gain included in net income	-	(18.3)	-
End of year	$19.9	$-	$(8.2)

Pension plans:
Beginning of year	$-	$(53.4)	$(41.4)
Amortization of prior service cost and net losses included in net periodic pension cost	-	2.9	2.0
Net actuarial gain (loss) arising during year	-	9.1	(55.3)
Net prior service cost arising during year	-	-	(0.8)
Adoption of SFAS 158	(53.4)	-	-
End of year	$(53.4)	$(41.4)	$(95.5)

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (CONTINUED)
(In millions)

	Year ended December 31,
	2006	2007	2008

OPEB plan:
Beginning of year	$-	$(6.7)	$(6.3)
Amortization of prior service cost and net losses included in net OPEB expense	-	0.3	0.1
Net actuarial gain (loss) arising during year	-	0.1	1.6
Adoption of SFAS 158	(6.7)	-	-
End of year	$(6.7)	$(6.3)	$(4.6)

Additional miminum pension liabilities:
Beginning of year	$(52.3)	$-	$-
Change during year	0.1	-	-
Adoption of SFAS 158	52.2	-	-
End of year	$-	$-	$-

Other, net:
Beginning of year	$(0.5)	$-	$-
Change during year	(1.1)	-	-
Reclassification adjustment	1.6	-	-
End of year	$-	$-	$-

Total accumulated other comprehensive loss:
Beginning of year	$(38.2)	$(22.4)	$(20.4)
Comprehensive income (loss), net of tax	23.7	2.0	(125.1)
Adoption of SFAS 158	(7.9)	-	-
End of year	$(22.4)	$(20.4)	$(145.5)

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year ended December 31,
	2006	2007	2008
Cash flows from operating activities:
Net income	$281.3	$268.2	$162.5
Depreciation and amortization	34.1	41.1	47.7
Gain on sale of marketable and other securities	-	(18.3)	(6.7)
Gain on sale of VALTIMET	(40.9)	-	-
Loss on disposal of property and equipment	0.8	7.7	0.4
Equity in earnings of joint ventures, net of distributions	(10.7)	-	(0.5)
Deferred income taxes	10.3	(14.7)	(4.1)
Excess tax benefit on stock option exercises	(9.9)	(2.1)	(0.3)
Minority interest	8.8	8.4	5.7
Other, net	-	2.5	2.6
Change in assets and liabilities:
Receivables	(61.3)	7.7	46.9
Inventories	(121.3)	(51.4)	(45.3)
Prepaid conversion services	(50.0)	-	-
Accounts payable and accrued liabilities	28.6	(10.6)	(13.8)
Income taxes	18.2	(35.5)	12.2
Pensions and other postretirement benefit plans	(9.1)	(9.6)	(9.9)
Other, net	0.2	(1.3)	0.2

Net cash provided by operating activities	79.1	192.1	197.6

Cash flows from investing activities:
Capital expenditures	(100.9)	(100.9)	(121.3)
Purchases of marketable securities	-	-	(26.4)
Proceeds from sale of VALTIMET	75.0	-	-
Principal payments on notes receivable from affiliates	-	2.6	7.3
Other, net	(0.6)	(9.9)	(2.2)

Net cash used in investing activities	(26.5)	(108.2)	(142.6)

Cash flows from financing activities:
Indebtedness:
Borrowings	639.2	-	63.9
Repayments	(691.9)	-	(63.9)
Dividends paid:
Common stock	-	(13.7)	(54.5)
Series A Preferred Stock	(7.2)	(5.6)	(0.3)
Minority shareholder	(3.0)	(8.1)	(6.8)
Issuance of common stock	11.3	1.0	0.3
Excess tax benefits of stock option exercises	9.9	2.1	0.3
Treasury stock purchases	-	-	(36.5)
Other, net	(0.8)	(0.2)	(0.2)

Net cash used in financing activities	(42.5)	(24.5)	(97.7)

Net cash provided by (used in) operating, investing and financing activities	$10.1	$59.4	$(42.7)

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)

	Year ended December 31,
	2006	2007	2008

Cash and cash equivalents:
Net increase (decrease) from:
Operating, investing and financing activities	$10.1	$59.4	$(42.7)
Effect of exchange rate changes on cash	1.7	1.2	(2.3)

Net cash provided (used) during year	11.8	60.6	(45.0)
Cash and cash equivalents at beginning of year	17.6	29.4	90.0

Cash and cash equivalents at end of year	$29.4	$90.0	$45.0

Supplemental disclosures:
Cash paid for:
Interest	$3.4	$2.8	$1.6
Income taxes	$100.1	$165.9	$60.9

Non-cash investing activities:
Promissory notes received upon sale of marketable and other securities	$-	$52.6	$16.7

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In millions)

	Common Shares	Common Stock	Series A Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock and Other	Total

Balance at January 1, 2006	141.9	$1.4	$132.5	$400.3	$66.2	$(38.2)	$-	$562.2
Net income	-	-	-	-	281.3	-	-	281.3
Other comprehensive income	-	-	-	-	-	23.7	-	23.7
Issuance of common stock	2.4	-	-	11.2	-	-	-	11.2
Conversion of Series A Stock and BUCS	17.2	0.2	(57.5)	63.0	-	-	-	5.7
Tax benefit of stock options exercised	-	-	-	9.9	-	-	-	9.9
Change in accounting - SFAS 158	-	-	-	-	-	(7.9)	-	(7.9)
Dividends declared on Series A Preferred Stock	-	-	-	-	(7.2)	-	-	(7.2)
Balance at December 31, 2006	161.5	$1.6	$75.0	$484.4	$340.3	$(22.4)	$-	$878.9
Net income	-	-	-	-	268.2	-	-	268.2
Other comprehensive income	-	-	-	-	-	2.0	-	2.0
Issuance of common stock	0.2	-	-	1.0	-	-	-	1.0
Conversion of Series A Preferred Stock	21.3	0.2	(70.9)	70.7	-	-	-	-
Tax benefit of stock options exercised	-	-	-	2.1	-	-	-	2.1
Dividends declared:
Series A Preferred Stock	-	-	-	-	(5.6)	-	-	(5.6)
Common stock	-	-	-	-	(13.7)	-	-	(13.7)
Change in accounting – FIN 48	-	-	-	-	(0.2)	-	-	(0.2)
Balance at December 31, 2007	183.0	$1.8	$4.1	$558.2	$589.0	$(20.4)	$-	$1,132.7
Net income	-	-	-	-	162.5	-	-	162.5
Other comprehensive loss	-	-	-	-	-	(125.1)	-	(125.1)
Conversion of Series A Preferred Stock	0.3	-	(0.9)	0.9	-	-	-	-
Treasury stock purchases	-	-	-	-	-	-	(36.5)	(36.5)
Treasury stock retirement	(2.3)	-	-	(36.5)	-	-	36.5	-
Dividends declared:
Series A Preferred Stock	-	-	-	-	(0.3)	-	-	(0.3)
Common stock	-	-	-	-	(54.5)	-	-	(54.5)
Other	0.1	-	-	0.8	-	-	-	0.8
Balance at December 31, 2008	181.1	$1.8	$3.2	$523.4	$696.7	$(145.5)	$-	$1,079.6

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

Organization.  At December 31, 2008, subsidiaries of Contran Corporation held 27.9% of our outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons.  At December 31, 2008, Mr. Simmons and his spouse owned an aggregate of 16.1% of our common stock, and the Combined Master Retirement Trust (“CMRT”), a trust sponsored by Contran to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Contran and certain related companies, held an additional 8.5% of our common stock.  Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT.  Consequently, Mr. Simmons may be deemed to control each of Contran and us.

Stock splits.  We effected two-for-one splits of our common stock on February 16, 2006 and May 15, 2006.  All share and per share disclosures for all periods presented have been adjusted to give effect to each of these stock splits.

Note 2 – Summary of significant accounting policies

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.  We use estimates in accounting for, among other things, allowances for uncollectible accounts, inventory costing and allowances, environmental accruals, self insurance accruals, deferred tax valuation allowances, loss contingencies, valuation and impairment of financial instruments, the determination of sales discounts and other rate assumptions for pension and other postretirement employee benefit costs, asset impairments, useful lives of property and equipment, asset retirement obligations, restructuring accruals and other special items.  Actual results may, in some instances, differ from previously estimated amounts.  We review estimates and assumptions periodically, and the effects of revisions are reflected in the period they are determined to be necessary.

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

Inventories and cost of sales. We state inventories at the lower of cost or market generally based on the specific identification cost method, with certain raw materials stated based on the average cost method.  Inventories include the costs for raw materials, the cost to manufacture the raw materials into finished goods and overhead.  Unallocated overhead costs resulting from periods with abnormally low production levels are charged to expense in the period incurred.  Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance and depreciation, shipping and handling, and salaries and benefits associated with our manufacturing process.  As inventory is sold to third parties, we recognize the cost of sales in the same period that the sale occurs.  We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use, and we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based upon assumptions about alternative uses, market conditions and other factors.

Investments. We classify all of our marketable securities as available-for-sale.  We adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which establishes a framework for measuring fair value on January 1, 2008.  The statement requires fair value measurements to be classified and disclosed in one of the following three categories:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 – Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the assets or liability; and

•	Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

Unrealized gains or losses on these securities are recognized through other comprehensive income, except for any decline in value we conclude is other than temporary.  We base realized gains and losses upon the specific identification of the securities sold.

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

In addition, we recognize the fair value of a liability for an asset retirement obligation during the period in which the liability becomes reasonably estimable, with an offsetting increase in the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its future value, and the capitalized cost is depreciated over the remaining useful life of the related asset.  The settlement dates and methods of asset retirement obligations identified at certain of our locations are indeterminate and, therefore, we cannot reasonably estimate the fair value of such liability.  We are aware of the existence of asbestos and other environmental contaminants at certain owned facilities, and other instances of asbestos or other environmental contaminants may be identified in the future.  If in the future we decide to remove the asbestos or other environmental contaminants in connection with a major renovation or demolition of an affected property, or if the settlement dates and methods otherwise become determinate, our obligation to remove and dispose of or remediate such contaminants in accordance with the applicable environmental regulations may become reasonably estimable.

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

Fair value of financial instruments. Carrying amounts of certain of our financial instruments including, among others, cash and cash equivalents and accounts receivable, approximate fair value because of their short maturities.  We carry our investments in marketable equity securities at fair value based upon quoted market prices, and the carrying value of our notes receivable from affiliates approximates fair value because the applicable interest rates are variable based upon stated market indices.

Translation of foreign currencies. We translate the assets and liabilities of our subsidiaries whose functional currency is deemed to be other than the U.S. dollar at year-end rates of exchange, while we translate their revenues and expenses at average exchange rates prevailing during the year.  We accumulate the resulting translation adjustments in the currency translation adjustments component of other comprehensive income.  We recognize currency transaction gains and losses in income in the period they are incurred.  We recognized net currency transaction losses of $4.0 million in 2006, losses of $1.2 million in 2007 and gains of $9.9 million in 2008.

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

Research and development. We recognize research and development expense, which includes activities directed toward expanding the use of titanium and titanium alloys in all market sectors, as incurred, and we classify research and development expense as part of selling, general, administrative and development expense.  We recognized research and development expense of $4.7 million in 2006, $4.2 million in 2007 and $4.3 million in 2008.  We record any related engineering and experimentation costs associated with ongoing commercial production in cost of sales.

Self-insurance.  We are self-insured for certain exposures relating to employee and retiree medical benefits and workers’ compensation claims.  We purchase insurance from third-party providers, which limits our maximum exposure to $0.3 million per occurrence for employee medical benefit claims and $0.5 million per occurrence for workers’ compensation claims.  We paid $12.7 million during 2006, $14.8 million during 2007 and $15.6 million in 2008 related to employee medical benefits.  We also paid $1.1 million during both 2006 and 2007 and $0.9 million in 2008 related to workers’ compensation claims.  Additionally, we maintain insurance from third-party providers for automobile, property, product, fiduciary and other liabilities, which are subject to various deductibles and policy limits typical for these types of insurance policies.   See Note 14 for discussion of policies provided by related parties.

Income taxes. We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of our assets and liabilities, including investments in our subsidiaries and affiliates who are not members of our U.S. Federal income tax group and undistributed earnings of foreign subsidiaries which are not permanently reinvested.  The earnings of our foreign subsidiaries subject to permanent reinvestment plans aggregated $180.0 million at December 31, 2007 and $170.3 million at December 31, 2008.  It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to such earnings due to the complexities associated with the U.S. taxation on earnings of foreign subsidiaries repatriated to the U.S.  We periodically evaluate our deferred income tax assets and recognize a valuation allowance based on the estimate of the amount of such deferred tax assets which we believe does not meet the more-likely-than-not recognition criteria.  See Note 12.

Recent accounting pronouncements.  On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, Accounting for Uncertain Tax Positions.  FIN 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns under SFAS No. 109, Accounting for Income Taxes, and enhances the disclosure requirements for our income tax policies and reserves.  Among other things, FIN 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.  FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  We are required to classify any future reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.  Our adoption of FIN 48 did not have a material impact on our consolidated financial position or results of operations.  Upon adopting FIN 48, we recognized a $0.2 million decrease to retained earnings.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during 2007 and 2008 was not material, and at December 31, 2007 and December 31, 2008 we had $0.2 million and $0.3 million, respectively, accrued for interest and an immaterial amount accrued for penalties for our uncertain tax positions.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties):

	Year ended December 31,
	2007	2008
	(In millions)
Unrecognized tax benefits:
Beginning balance	$2.2	$1.8
Gross decreases in tax positions taken in prior periods	(0.5)	(0.5)
Gross increases in tax positions taken in current period	0.2	2.7
Settlements with taxing authorities – cash paid	(0.1)	-
Change in foreign currency exchange rates	-	(0.6)

Ending balance	$1.8	$3.4

If our uncertain tax positions were recognized, a benefit of $0.4 million and $2.5 million would affect our effective income tax rate from continuing operations in 2007 and 2008, respectively.  We currently estimate that our unrecognized tax benefits will decrease by approximately $0.7 million during the next twelve months due to the reversal of certain timing differences and the expiration of certain statutes of limitations.

We file income tax returns in various U.S. Federal, state and local jurisdictions.  We also file income tax returns in various foreign jurisdictions, principally in the United Kingdom, Italy, France and Germany.  Our domestic income tax returns prior to 2005 are generally considered closed to examination by applicable tax authorities.  Our foreign income tax returns are generally considered closed to examination for years prior to 2002 for the United Kingdom, 2004 for Italy and Germany and 2005 for France.

On January 1, 2008, we adopted SFAS 157.  SFAS 157 generally provides a consistent, single fair value definition and measurement techniques for GAAP pronouncements.  SFAS 157 also establishes a fair value hierarchy for different measurement techniques based on the objective nature of the inputs in various valuation methods.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157 which will delay the provisions of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Beginning in the first quarter of 2008, all of our fair value measurements are in compliance with SFAS 157, except for such nonfinancial assets and liabilities for which we will be required to be in compliance with SFAS 157 prospectively beginning in the first quarter of 2009.  In addition, in accordance with the new standard we have expanded our disclosures regarding the valuation methods and level of inputs we utilize beginning in the first quarter of 2008, except for such nonfinancial assets and liabilities, which will require disclosure in the first quarter of 2009.  The adoption of this standard did not have a material effect on our consolidated financial position or results of operations.

On January 1, 2008 we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income.  The decision to elect the fair value option is generally applied on an item-by-item basis, is irrevocable unless a new election date occurs and is applied to the entire item and not only to specified risks or cash flows or a portion of the instrument.  Items eligible for the fair value option include recognized financial assets and liabilities, other than investments in a consolidated subsidiary, defined benefit pension plans, other post employment benefit plans, leases and financial instruments classified in equity.  An investment accounted for by the equity method is an eligible item.  The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS 159 first becomes effective for us.  SFAS 159 became effective for us on January 1, 2008.  We did not elect to measure any eligible items at fair value in accordance with this new standard either at the date we adopted the new standard or subsequently during 2008.  Therefore, the adoption of this standard did not have a material effect on our consolidated financial position or results of operations.

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

During the fourth quarter of 2008, the FASB issued FSP SFAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends SFAS No. 87, 88 and 106 to require expanded disclosures about employers’ pension plan assets.  FSP 132 (R)-1 will be effective for us beginning with our 2009 Annual Report, and we will provide the expanded disclosures about our pension plan assets at that time.

Note 3 – Inventories

	December 31,
	2007	2008
	(In millions)

Raw materials	$121.8	$138.0
Work-in-process	268.7	264.1
Finished products	125.8	119.8
Inventory consigned to customers	23.0	19.2
Supplies	23.4	28.6

Total inventories	$562.7	$569.7

Note 4 – Marketable securities

Our marketable securities consist of investments in the publicly traded shares of related parties.  NL Industries, Inc., Kronos Worldwide, Inc. and Valhi, Inc. are each majority owned subsidiaries of Contran.  These securities are carried at fair value using quoted market prices, which represent Level 1 inputs as defined in SFAS 157.  The following table summarizes our marketable securities as of December 31, 2007 and 2008:

Marketable security	SFAS 157 fair value measurement level	Market value	Cost basis	Unrealized gains (losses)
		(In millions)

As of December 31, 2007:
NL	1	$2.5	$2.5	$-
Kronos	1	0.2	0.2	-

Total		$2.7	$2.7	$-

As of December 31, 2008:
Valhi	1	$13.4	$26.4	$(13.0)
NL	1	3.0	2.5	0.5
Kronos	1	-	0.2	(0.2)

Total		$16.4	$29.1	$(12.7)

During 2008, we purchased 1.3 million shares of Valhi common stock in market transactions for an aggregate of $26.4 million, and we held approximately 1.1% of Valhi common stock at December 31, 2008.  Additionally, we held approximately 0.5% of NL’s outstanding common stock and less than 0.1% of Kronos’ outstanding common stock at December 31, 2007 and 2008.  Valhi and NL hold an aggregate of approximately 95.2% of Kronos’ outstanding common stock at December 31, 2008.

For our investments in marketable securities that currently have cost bases in excess of their respective market values, we currently believe the decline in market prices of these securities to be temporary in nature as a result of recent market volatility.  The market values for these investments have been below our cost bases for less than a year, and we will continue to monitor the quoted market prices of these securities.  If in the future we were to conclude that the decline in value of one or more of these securities is other than temporary, we would recognize an impairment through an income statement charge.  Such income statement impairment charge would be offset in comprehensive income by the reversal of the previously unrealized losses to the extent they were previously recognized in accumulated other comprehensive income.

Note 5 – Property and equipment

	December 31,
	2007	2008
	(In millions)

Land and improvements	$11.6	$12.5
Buildings and improvements	55.0	57.8
Information technology systems	70.3	71.0
Manufacturing equipment and other	455.8	481.1
Construction in progress	88.7	109.3

Total property and equipment	681.4	731.7

Less accumulated depreciation	299.4	304.6

Total property and equipment, net	$382.0	$427.1

Note 6 – Other noncurrent assets

	December 31,
	2007	2008
	(In millions)

Prepaid conversion services	$47.2	$44.7
Other	13.8	14.4

Total prepaid and other noncurrent assets	$61.0	$59.1

During 2006, we entered into a 20-year conversion services agreement whereby a supplier agreed to provide us with up to 4,500 metric tons of titanium mill rolling services at their facility, and we have the option of increasing the output capacity to 9,000 metric tons.  Under the agreement, we paid the supplier $50.0 million in return for the dedicated rolling capacity.  We are ratably amortizing the amount we paid for the conversion services into the cost of the applicable inventory rolled over the 20-year term of the agreement.

Note 7 – Accrued and other current liabilities

	December 31,
	2007	2008
	(In millions)

Employee related	$45.5	$38.3
Deferred revenue	14.3	18.5
Taxes, other than income	7.3	3.8
Other	20.6	15.5

Total accrued liabilities	$87.7	$76.1

Under the terms of long-term agreements (“LTAs”) with certain of our customers, our customers are required to purchase from us a buffer inventory of titanium products for use by us in the production of titanium products ordered by the customer in the future.  Generally, as the related inventory is placed into buffer, the customer is billed and takes title to the inventory, although we could retain an obligation to further process the material as directed by the customer.  Accordingly, we defer the recognition of the revenue and cost of sales on the buffer inventory until the final product is delivered to the customer.  As of December 31, 2007 and 2008, $14.1 million and $13.8 million of our deferred revenue related to the buffer inventory, respectively.  The related buffer inventory is included in our inventory consigned to others in Note 3.

Note 8 – Bank debt

We have a $175 million U.S. long-term credit agreement (the “U.S. Facility”) collateralized primarily by our U.S. accounts receivable, inventory, personal property, intangible assets and a negative pledge on our U.S. fixed assets.  The U.S. Facility matures in February 2011, and borrowings under the U.S. Facility accrue interest at the U.S. prime rate or varying LIBOR-based rates based on a quarterly ratio of outstanding debt to EBITDA as defined by the agreement.  We had no outstanding borrowings under the U.S. Facility as of December 31, 2007 and 2008.  The U.S. Facility also provides for the issuance of up to $10 million of letters of credit.

The U.S. Facility contains certain restrictive covenants that, among other things, limit or restrict our ability to incur debt, incur liens, make investments, make capital expenditures or pay dividends.  The U.S. Facility also requires compliance with certain financial covenants, including minimum tangible net worth, a fixed charge coverage ratio and a leverage ratio, and contains other covenants customary in lending transactions of this type including cross-default provisions with respect to our debt and obligations.  Borrowings under the U.S. Facility are limited to the lesser of $175 million or a formula-determined amount based upon U.S. accounts receivable, inventory and fixed assets (subject to pledging fixed assets).  The formula-determined amount only applies if borrowings exceed 60% of the commitment amount or the leverage ratio exceeds a certain level, but based on our outstanding borrowings and leverage ratio at December 31, 2007 and 2008, the formula-determined borrowing ceiling was not applicable since we had no borrowings outstanding.  We were in compliance with all such covenants during the years ended December 31, 2007 and 2008.

In August 2007, TIMET UK, our wholly-owned subsidiary in the U.K., terminated its previous credit facility and entered into a working capital credit facility (the “U.K. Facility”) that expires on July 31, 2010.  Under the U.K. facility, TIMET UK may borrow up to £22.5 million, subject to a formula-determined borrowing base derived from the value of accounts receivable, inventory and property, plant and equipment.  Borrowings under the U.K. Facility can be in various currencies, including U.S. dollars, British pounds sterling and euros and are collateralized by substantially all of TIMET UK’s assets.  Interest on outstanding borrowings generally accrues at rates that vary from 1.125% to 1.375% above the lender’s published base rate.  The credit agreement includes revolving and term loan facilities and an overdraft facility and required the maintenance of certain financial ratios and amounts, including a minimum net worth covenant and other covenants customary in lending transactions of this type.  We had no outstanding borrowings under the U.K. Facility at December 31, 2007 and 2008.  The U.K. Facility also contains financial ratios and covenants customary in lending transactions of this type, including a minimum net worth covenant.  TIMET UK was in compliance with all covenants during the years ended December 31, 2007 and 2008.

We also have overdraft and other credit facilities at certain of our other European subsidiaries.  These facilities accrue interest at various rates and are payable on demand, and as of December 31, 2007 and 2008, there were no outstanding borrowings under these facilities.  Our consolidated borrowing availability under our U.S., U.K. and other European credit facilities aggregated to $213.5 million as of December 31, 2008.

As of December 31, 2008, we had $5.1 million of letters of credit outstanding under our U.S. Facility which were required by various utilities and government entities for performance and insurance guarantees, and we had $9.1 million of letters of credit outstanding under our European credit facilities as collateral under certain inventory purchase contracts.  These letters of credit reduce our borrowing availability under our credit facilities.

Note 9 – Minority interest

Minority interest relates principally to our 70%-owned French subsidiary, TIMET Savoie, S.A.  Compagnie Européenne du Zirconium-CEZUS, S.A. (“CEZUS”) holds the remaining 30% interest in TIMET Savoie.  We have the right to purchase CEZUS’ interest in TIMET Savoie for 30% of TIMET Savoie’s equity determined under French accounting principles, or $21.4 million as of December 31, 2008.  CEZUS has the right to require us to purchase its interest in TIMET Savoie for 30% of TIMET Savoie’s registered capital, or $3.2 million as of December 31, 2008.  TIMET Savoie made dividend payments to CEZUS of $8.1 million in 2007 and $6.8 million in 2008.

Note 10 – Stockholders’ equity

Preferred stock. At December 31, 2007 and 2008, we were authorized to issue 10 million shares of preferred stock.  Our board of directors determines the rights of preferred stock as to, among other things, dividends, liquidation, redemption, conversions and voting rights.

Prior to 2006, we issued 3.9 million shares of our Series A Preferred Stock in exchange for 3.9 million of our previously issued 6.625% mandatorily redeemable convertible preferred securities, beneficial unsecured convertible securities (“BUCS”).  Each share of the Series A Preferred Stock is convertible, at any time, at the option of the holder thereof, at a conversion price of $3.75 per share of our common stock (equivalent to a conversion rate of thirteen and one-third shares of common stock for each share of Series A Preferred Stock), with any partial shares paid in cash.  The conversion rate is subject to adjustment if certain events occur, including, but not limited to, a stock dividend on our common stock, subdivisions or certain reclassifications of our common stock or the issuance of warrants to holders of our common stock.

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

During 2006, 2007 and 2008, an aggregate of 1.3 million, 1.6 million and a nominal amount of shares of our Series A Preferred Stock were converted into 17.2 million, 21.3 million and 0.3 million shares of our common stock, respectively.  As a result of these conversions, approximately 0.1 million shares of Series A Preferred Stock remain outstanding as of December 31, 2008.

Common stock.  At December 31, 2007 and 2008, we were authorized to issue 200 million shares of common stock.  Our U.S. Facility limits the payment of common stock dividends under certain circumstances.  Quarterly dividends may be paid in the future when, as and if declared by our board of directors.

During 2005 and 2006, all of the BUCS that were not exchanged for shares of our Series A Preferred Stock were redeemed for approximately 0.6 million shares of our common stock and a nominal amount of cash.

Treasury stock.  During 2007 our board of directors authorized the repurchase of up to $100 million of our common stock in open market transactions or in privately negotiated transactions, with any repurchased shares to be retired and cancelled.  During 2008, we purchased 2.3 million shares of our common stock in open market transactions for an aggregate purchase price of $36.5 million, and all shares acquired under this repurchase program during 2008 have been cancelled.  At December 31, 2008, we could purchase an additional $63.5 million of our common stock under our board of directors’ authorization.

Restricted stock and common stock options.  In 1996, we adopted our 1996 Long-Term Performance Incentive Plan (“1996 Plan”) which provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights and other incentive compensation to our officers and other key employees.  No restricted stock options or other share-based payments have been issued since 2000 under the 1996 Plan.  All previously issued options generally vested over five years and expire ten years from the date of grant.

In 2008, we adopted our 2008 Long-Term Incentive Plan (“2008 Plan”) which provides for the discretionary grant of restricted or unrestricted common stock, stock options, stock appreciation rights and other incentive compensation to our employees or other key individuals, including non-employee directors.  We are authorized to grant awards representing an aggregate total of up to 500,000 common shares under the 2008 Plan, and we issued a nominal number of unrestricted common shares to our non-employee directors during 2008.  Before the adoption of the 2008 Plan, eligible non-employee directors were covered by an incentive plan that provided for the issuance of share-based payments as an element of director compensation (the “Director Plan”).  The share-based payments under the Director Plan included annual grants of our common stock to each non-employee director as partial payment of director fees, and during 2006 and 2007, we issued a nominal number of shares to our eligible non-employee directors.

As of January 1, 2006, we had stock options outstanding to purchase 2.1 million shares of our common stock, all of which were exercisable.  During 2006, options to purchase 1.8 million shares of our common stock were exercised, and a nominal number of options were exercised in each of 2007 and 2008.  At December 31, 2008, a nominal number of options remained outstanding, all of which were exercised on or before February 23, 2009.  The intrinsic value of our options exercised aggregated $31.5 million in 2006, $5.7 million in 2007 and $1.0 million in 2008, and the related income tax benefit from such exercises was $9.9 million in 2006, $2.1 million in 2007 and $0.3 million in 2008 (before considering the effect of any available net operating loss carryforward).  At December 31, 2008, we had no shares available for future grant under the 1996 Plan and the Director Plan and 0.5 million shares were available for future grant under the 2008 Plan.  Shares issued under these plans are newly issued shares.

Note 11 – Other income and expense

	Year ended December 31,
	2006	2007	2008
	(In millions)
Other operating income (expense):
Loss on asset impairment	$-	$(6.0)	$-
Equity in earnings of joint ventures	14.1	-	0.5
Other, net	(0.4)	(0.4)	(2.0)

Total other operating income (expense), net	$13.7	$(6.4)	$(1.5)

Other non-operating income (expense):
Dividends and interest	$3.6	$7.0	$5.3
Foreign exchange (loss) gain, net	(4.0)	(1.2)	9.9
Gain on sale of marketable and other securities	-	18.3	6.7
Gain on sale of VALTIMET	40.9	-	-
Other, net	(1.5)	0.1	(2.5)

Total other non-operating income, net	$39.0	$24.2	$19.4

During 2007, we capitalized the costs incurred for the initial planning and engineering phase for the construction of a new vacuum distillation process titanium sponge plant as part of construction in progress.  During the fourth quarter of 2007, we decided to delay the project indefinitely, and as a result we determined that the asset was no longer realizable and recognized a $6.0 million impairment related to previously capitalized costs.

On December 31, 2008, we sold our investment in certain privately held securities to Contran for $16.7 million after obtaining approval from the independent members of our board of directors.  The sales price will be paid to us pursuant to the terms of a three-year promissory note maturing on December 31, 2011.  The promissory note from Contran bears interest at prime minus 1.5% which will be accrued and paid quarterly, allows for early principal payments at any time and requires any unpaid principal and accrued interest to be paid at the maturity date of the promissory note.  See Note 14.  We accounted for our investment at our historical cost of $10.0 million, and we recognized an after-tax capital gain of $6.2 million ($0.03 per diluted share) from the sale of this investment as part of other non-operating income during the fourth quarter of 2008.

On October 26, 2007, after approval by the independent members of our board of directors, CompX International, Inc. acquired all of our minority common stock ownership position in CompX for $19.50 per share, a recent price at which CompX had been repurchasing its stock in open market transactions, or an aggregate of $52.6 million.  As consideration for the shares, CompX issued a $52.6 million subordinated promissory note to us.  The note bears interest at LIBOR plus 1%, requires quarterly principal payments of $0.3 million beginning September 30, 2008 and is subordinate to any outstanding balance under CompX’s U.S. revolving bank credit facility.  CompX may make principal prepayments at any time, in any amount, without penalty, and CompX made principal payments of $2.6 million during 2007 and $7.3 million during 2008.  Any outstanding principal balance becomes due upon maturity in September 2014.  See Note 14.  As a result of the sale, we realized an $18.3 million after-tax capital gain ($0.10 per diluted share) on the disposition of these CompX shares in the fourth quarter of 2007.

Our equity in earnings of joint ventures substantially reflects our share of the earnings of VALTIMET, a manufacturer of welded stainless steel and titanium tubing with operations in the United States, France, South Korea and China.  During 2006, we owned 43.7% of VALTIMET, Valinox Welded, a French manufacturer of welded tubing, owned 51.3% and Sumitomo Metals Industries, Ltd., a Japanese manufacturer of steel products, owned the remaining 5.0%.  We received cash dividends from VALTIMET of $3.4 million in 2006, which included $1.1 million declared in 2005 and $2.3 million declared in 2006.  On December 28, 2006, we sold our ownership interest in VALTIMET to an affiliate of Valinox for $75.0 million in cash and recorded a gain of $40.9 million.  We have entered into a separate ten-year titanium supply agreement with VALTIMET that includes specified minimum annual volumes, minimum prices and take-or-pay provisions.  See Notes 14 and 15.

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

	Year ended December 31,
	2006	2007	2008
	(In millions)
Income before income taxes and minority interest:
U.S.	$307.5	$300.0	$168.5
Non-U.S.	110.9	93.6	68.8

Total	$418.4	$393.6	$237.3

Expected income tax expense, at 35%	$146.4	$137.8	$83.1
Non-U.S. tax rates	(2.1)	(2.1)	(2.4)
U.S. state income taxes, net	7.1	5.9	5.7
Nontaxable income	(0.9)	(12.6)	(14.4)
Adjustment of deferred income tax valuation allowance	(17.1)	(6.5)	(1.6)
Domestic manufacturing credit	(2.4)	(4.7)	(4.0)
Uncertain tax positions, net	-	0.3	2.7
Other, net	(2.6)	(1.2)	-

Provision for income taxes	$128.4	$116.9	$69.1

Provision for income taxes:
U.S. current income tax expense	$88.3	$107.9	$58.7
Non-U.S. current income tax expense	29.8	23.7	14.4

Total current income tax expense	118.1	131.6	73.1

U.S. deferred income tax expense (benefit)	3.3	(8.9)	(0.2)
Non-U.S. deferred income tax expense (benefit)	7.0	(5.8)	(3.8)

Total deferred income tax expense (benefit)	10.3	(14.7)	(4.0)

Provision for income taxes	$128.4	$116.9	$69.1

	Year ended December 31,
	2006	2007	2008
	(In millions)

Comprehensive tax provision allocable to:
Income before income taxes and minority interest	$128.4	$116.9	$69.1
Additional paid in capital	(9.9)	(2.1)	(0.3)
Other comprehensive income:
Currency translation adjustment	4.4	(0.5)	1.5
Pensions adjustment	(3.5)	5.2	(28.3)
OPEB adjustment	(4.0)	0.2	1.0
Marketable securities	-	-	(4.4)
VALTIMET unrealized net gains on derivative financial instruments qualifying as cash flow hedges	0.2	-	-

	$115.6	$119.7	$38.6

The following table summarizes our deferred tax assets and deferred tax liabilities as of December 31, 2007 and 2008:

	December 31,
	2007		2008
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Temporary differences relating to net assets:
Inventories	$9.4	$-	$17.0	$-
Property and equipment, including software	-	(38.5)	-	(41.3)
Goodwill	4.7	-	3.4	-
Accrued pension cost	9.8	-	24.4	-
Pension asset	-	(8.8)	-	-
Accrued OPEB cost	12.0	-	11.6	-
Accrued liabilities and other deductible differences	12.5	-	21.8	-
Other taxable differences	-	-	-	(0.2)
Tax loss and credit carryforwards	6.5	-	3.0	-
Valuation allowance	(1.7)	-	(0.2)	-

Gross deferred tax assets (liabilities)	53.2	(47.3)	81.0	(41.5)
Netting by tax jurisdiction	(36.0)	36.0	(41.5)	41.5

Total deferred taxes	17.2	(11.3)	39.5	-
Less current deferred taxes	14.6	-	21.7	-

Net noncurrent deferred taxes	$2.6	$(11.3)	$17.8	$-

We recognized a deferred income tax benefit related to decreases in our deferred income tax asset valuation allowance attributable to the recognition of a capital gain on the sale of our 43.7% interest in VALTIMET of $17.1 million during the fourth quarter of 2006 and $0.2 million in the third quarter of 2007.  During the fourth quarter of 2007, we recognized a deferred income tax benefit related to a $6.4 million decrease in our deferred income tax asset valuation allowance attributable to the recognition of a capital gain on the sale of our minority common stock ownership position in CompX.  During the fourth quarter of 2008, we recognized a $1.9 million decrease in our deferred income tax asset valuation allowance attributable to the recognition of a capital gain on the sale of certain privately held securities discussed in Note 11.

The following table summarizes the components of the change in our deferred tax asset valuation allowance in 2006, 2007 and 2008:

	Year ended December 31
	2006	2007	2008
	(In millions)
Effect of
Income before income taxes and minority interest	$(17.1)	$(6.5)	$(1.6)
Accumulated other comprehensive (income) loss	(3.6)	6.8	-
Currency translation adjustment and other	(0.1)	-	0.1

Change in deferred tax valuation allowance	$(20.8)	$0.3	$(1.5)

In October 2004, the American Jobs Creation Act of 2004 was enacted into law, which provides for a special deduction from U.S. taxable income equal to a specified percentage of a U.S. company’s qualified income from domestic manufacturing activities (as defined).  We believe that the majority of our operations meet the definition of qualified domestic manufacturing activities.  Our provision for income taxes includes income tax benefits related to such special deductions of $2.4 million in 2006, $4.7 million in 2007 and $4.0 million in 2008.

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

During the second quarter of 2007, we implemented an internal corporate reorganization.  As a result, we recognized a $12.6 million benefit during 2007 and a $14.4 million benefit during 2008.  The internal corporate reorganization was undertaken to align our European operations under a single European holding company.

Note 13 – Employee benefit plans

Variable compensation plans. The majority of our worldwide employees participate in compensation programs providing for variable compensation and employer contributions under defined contribution pension plans based primarily on our financial performance.  The cost of these plans was approximately $26.5 million in 2006, $29.5 million in 2007 and $22.8 million in 2008.

Change in accounting for pension and OPEB plans.  On December 31, 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS 158 requires us to recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension and postretirement benefit plans on our Consolidated Balance Sheets.  This standard did not change the existing recognition and measurement requirements that determine the amount of periodic benefit cost we recognize in net income.  We adopted the asset and liability recognition and disclosure requirements of this standard effective December 31, 2006 on a prospective basis, in which we recognized through accumulated other comprehensive income all of our prior unrecognized gains and losses and prior service costs or credits, net of tax, as of December 31, 2006.  We now recognize all changes in the funded status of these plans through comprehensive income, net of tax.  Any future changes will be recognized either in net income, to the extent they are reflected in periodic benefit cost, or through other comprehensive income.  To the extent the net periodic benefit cost includes amortization of actuarial losses and prior service cost, which were previously recognized as a component of accumulated other comprehensive income at December 31, 2006, the effect on retained earnings, net of income taxes, was offset by a change in accumulated other comprehensive income.

Defined benefit pension plans. We maintain contributory defined benefit pension plans covering a majority of our European employees and a noncontributory defined benefit pension plan covering a minority of our U.S. employees.  Our funding policy is to annually contribute, at a minimum, amounts satisfying the applicable statutory funding requirements.  The U.S. defined benefit pension plan is closed to new participants, and in some cases, benefit levels have been frozen.  The U.K. defined benefit plan was closed to new participants in 1996; however, employees participating in the plan continue to accrue additional benefits based on increases in compensation and service.

Information concerning our defined benefit pension plans is set forth as follows:

	Year ended December 31,
	2007	2008
	(In millions)
Change in projected benefit obligations:
Balance at beginning of year	$317.6	$314.0
Service cost	5.5	4.6
Participants’ contributions	1.5	1.5
Interest cost	16.9	16.7
Amendments	-	1.3
Actuarial gain	(19.4)	(22.3)
Benefits paid	(12.4)	(13.0)
Change in currency exchange rates	4.3	(63.1)

Balance at end of year	$314.0	$239.7

Change in plan assets:
Fair value at beginning of year	$283.3	$301.3
Actual return on plan assets	15.0	(90.9)
Employer contributions	10.7	10.5
Participants’ contributions	1.5	1.5
Benefits paid	(12.4)	(13.0)
Change in currency exchange rates	3.2	(47.2)

Fair value at end of year	$301.3	$162.2

Funded status	$(12.7)	$(77.5)

	Year ended December 31,
	2007	2008
	(In millions)

Amounts recognized in balance sheets:
Pension asset	$23.3	$-
Noncurrent accrued pension cost	(36.0)	(77.5)

Funded status	(12.7)	(77.5)

Accumulated other comprehensive loss:
Actuarial loss	55.2	119.3
Prior service cost	1.8	2.6

Total	$44.3	$44.4

Accumulated benefit obligation	$308.3	$236.4

The amounts shown in the table above for actuarial losses and prior service cost at December 31, 2007 and 2008 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  However, the amounts, net of deferred income taxes, are recognized in accumulated other comprehensive income (loss) (“AOCI”).  Of the amounts included in AOCI as of December 31, 2008 related to our pension plans, we currently expect to recognize net actuarial losses of $9.3 million and prior service costs of $0.6 million as a component of net periodic pension expense during 2009.  The table below details the changes in plan assets and benefit obligations recognized in accumulated other comprehensive income:

	Year ended December 31,
	2007	2008
	(In millions)

Net actuarial gain (loss) arising during the year	$13.1	$(83.1)
Net prior service cost arising during the year	-	(1.3)
Amortization included in net periodic pension cost:
Prior service cost	0.5	0.4
Net actuarial losses	3.5	2.4

Total	$17.1	$(81.6)

As of December 31, 2008, all of our European and U.S. defined benefit pension plans have accumulated benefit obligations in excess of fair value of plan assets.  As of December 31, 2007, our European defined benefit pension plans have accumulated benefit obligations totaling $233.5 million which are in excess of fair value of plan assets of $203.0 million.  The projected benefit obligations related to our European defined benefit pension plans were $239.0 million at December 31, 2007.

The components of the net periodic pension expense are set forth below:

	Year ended December 31,
	2006	2007	2008
	(In millions)

Service cost	$4.7	$5.5	$4.6
Interest cost	14.0	16.9	16.7
Expected return on plan assets	(18.5)	(21.8)	(22.1)
Amortization of prior service cost	0.6	0.5	0.4
Amortization of net losses	3.3	3.5	2.4

Net pension expense	$4.1	$4.6	$2.0

We used the following discount rate, long-term rate of return (“LTRR”) and salary rate increase weighted-average assumptions to arrive at the aforementioned benefit obligations and net periodic expense:

	Significant assumptions used to calculate projected and accumulated benefit obligations at December 31,
	2007		2008
	Discount rate	Salary increase	Discount rate	Salary increase

U.S. plan	5.90%	n/a	5.75%	n/a
U.K. plan	5.60%	3.70%	6.20%	3.10%

	Significant assumptions used to calculate net periodic pension expense for the year ended December 31,
	Year	Discount rate	LTRR	Salary Increase

U.S. plan	2006	5.50%	10.00%	n/a
U.K. plan	2006	4.75%	6.70%	3.25%

U.S. plan	2007	5.90%	10.00%	n/a
U.K. plan	2007	5.10%	6.50%	3.50%

U.S. plan	2008	5.90%	10.00%	n/a
U.K. plan	2008	5.60%	6.65%	3.70%

We currently expect to make no cash contributions to our U.S. defined benefit pension plan and approximately $7.3 million to our U.K. defined benefit pension plan during 2009.  The U.S. plan paid benefits of approximately $5.4 million in 2006, $5.7 million in 2007 and $5.8 million in 2008, and the European plans paid benefits of approximately $5.4 million in 2006, $6.7 million in 2007 and $7.2 million in 2008.  Based upon current projections, we believe that our pension plans will be required to pay the following pension benefits over the next ten years:

	Projected retirement benefits
	U.S. Plan	U.K. Plan	Total
	(In millions)
Year ending December 31,
2009	$6.0	$5.7	$11.7
2010	6.0	5.9	11.9
2011	6.0	6.0	12.0
2012	6.1	6.2	12.3
2013	6.0	6.3	12.3
2014 through 2018	30.5	34.2	64.7

The assets of the defined benefit pension plans are invested as follows:

	December 31,
	2007	2008
U.S. plan:
Equity securities	98.0%	53.0%
Debt securities	-	43.0
Cash and other	2.0	4.0

	100.0%	100.0%

U.K. plan:
Equity securities	78.0%	70.0%
Debt securities	22.0	29.0
Other	-	1.0

	100.0%	100.0%

Our U.S. plan’s assets are invested in the CMRT; however, our plan assets are invested only in the portion of the CMRT that does not hold our common stock.  The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons.  Mr. Simmons is the sole trustee of the CMRT.  The trustee of the CMRT, along with the CMRT’s investment committee, of which Mr. Simmons is a member, actively manages the investments of the CMRT.  The trustee and investment committee periodically change the asset mix of the CMRT based upon, among other things, advice from third-party advisors and their respective expectations as to what asset mix will generate the greatest overall return.  At December 31, 2008, the asset mix for our portion of the CMRT (based on an aggregate asset value of $46.9 million) was 43% debt securities, 47% U.S. equity securities, 6% foreign equity securities and 4% cash and other securities.  During 2006, 2007 and 2008, the assumed long-term rate of return for our U.S. plan assets that were invested in the CMRT was 10%.  In determining the appropriateness of the long-term rate of return assumption, we considered, among other things, the historical rates of return, the current and projected asset mix and the investment objectives of the CMRT’s managers for our portion of the CMRT.  During the history of the CMRT from its inception in 1987 through December 31, 2008, the average annual rate of return earned by our portion of the CMRT, as calculated based on the average percentage change in the net asset value per unit for each applicable year, has been 11%.

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

The plan under which these benefits are provided is unfunded, and contributions to the plan during the year equal benefits paid.  The components of accumulated OPEB obligations and periodic OPEB cost, based on a December 31 measurement date, are set forth as follows:

	December 31,
	2007	2008
	(In millions)
Actuarial present value of accumulated OPEB obligations:
Balance at beginning of year	$30.2	$31.4
Service cost	0.9	1.1
Interest cost	1.7	1.6
Actuarial gain	(0.1)	(2.5)
Participant contributions	0.9	0.9
Benefits paid	(2.2)	(2.1)

Balance at end of year	$31.4	$30.4

Fair value of plan assets	$-	$-

Funded status	$(31.4)	$(30.4)

Amounts recognized in balance sheets:
Current accrued OPEB cost	$(2.1)	$(1.9)
Noncurrent accrued OPEB cost	(29.3)	(28.5)

Funded status	(31.4)	(30.4)

Accumulated other comprehensive loss:
Net actuarial loss	11.1	8.1
Prior service credit	(1.0)	(0.7)

Total	$(21.3)	$(23.0)

The amounts shown in the table above for actuarial losses and prior service credit at December 31, 2007 and 2008 have not yet been recognized as components of our periodic OPEB cost as of those dates.  These amounts will be recognized as components of our periodic OPEB cost in future years.  However, the amounts, net of deferred income taxes, are recognized in AOCI.  Of the amounts included in AOCI as of December 31, 2008 related to our OPEB plan, we currently expect to recognize net actuarial losses of $0.5 million and prior service credits of $0.1 million as a component of net periodic OPEB expense during 2009.  The table below details the changes in benefit obligations recognized in accumulated other comprehensive income:

	Year ended December 31,
	2007	2008
	(In millions)

Net actuarial gain arising during the year	$0.1	$2.5
Amortization included in net OPEB expense:
Prior service credit	(0.4)	(0.3)
Net actuarial losses	0.9	0.5

Total	$0.6	$2.7

The components of the net periodic OPEB expense are set forth below:

	Year ended December 31,
	2006	2007	2008
	(In millions)

Service cost	$0.9	$0.9	$1.1
Interest cost	1.8	1.7	1.6
Amortization of prior service credit	(0.5)	(0.4)	(0.3)
Amortization of net losses	1.4	0.9	0.5

Net OPEB expense	$3.6	$3.1	$2.9

We used the following weighted-average discount rate and health care cost trend rate (“HCCTR”) assumptions to arrive at the aforementioned benefit obligations and net periodic expense:

	Significant assumptions used to calculate accumulated OPEB obligation at December 31,
	2007	2008

Discount rate	5.90%	5.75%
Beginning HCCTR	5.83%	5.46%
Ultimate HCCTR	4.00%	4.00%
Ultimate year	2010	2013

	Significant assumptions used to calculate net periodic OPEB expense for the year ended December 31,
	2006	2007	2008

Discount rate	5.50%	5.90%	5.90%
Beginning HCCTR	8.23%	7.17%	5.83%
Ultimate HCCTR	4.00%	4.00%	4.00%
Ultimate year	2010	2010	2010

If the HCCTR were increased by one percentage point for each year, the aggregate of the service and interest cost components of OPEB expense would have increased approximately $0.3 million in 2008, and the actuarial present value of accumulated OPEB obligations at December 31, 2008 would have increased approximately $2.8 million.  If the HCCTR were decreased by one percentage point for each year, the aggregate of the service and interest cost components of OPEB expense would have decreased approximately $0.3 million in 2008, and the actuarial present value of accumulated OPEB obligations at December 31, 2008 would have decreased approximately $2.5 million.

The benefits provided by our U.S. health and welfare plan are actuarially equivalent to the Medicare Part D benefit, and therefore, we are eligible for the Federal subsidy provided for by the Medicare Prescription Drug, Improvement and Modernization Act of 2003.  Based upon current projections, we believe that we will be required to pay the following OPEB benefits, net of the projected Medicare Part D subsidy over the next ten years:

Projected OPEB benefits
(In millions)
Year ending December 31,
2009	$1.9
2010	2.1
2011	2.3
2012	2.4
2013	2.6
2014 through 2018	15.6

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

Under the terms of various intercorporate services agreements (“ISAs”) that we have historically entered into with various related parties, including Contran, employees of one company provide certain management, tax planning, legal, financial, risk management, environmental, administrative, facility or other services to the other company on a fee basis.  Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient and the compensation of such persons, or the cost of facilities, equipment or supplies provided.  Our independent directors review and approve the fees we pay under the ISAs.  We paid net ISA fees of $3.2 million during 2006.  During 2007, Contran employees began performing certain executive and management functions previously performed by our employees, and as a result, we had net ISA fees of $7.4 million in 2007 and $8.2 million in 2008.  This agreement is renewed annually, and we expect to pay a net amount of $8.6 million under the ISA during 2009.

Tall Pines Insurance Company (including a predecessor company, Valmont Insurance Company) and EWI RE, Inc. provide for or broker insurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines and EWI are subsidiaries of Contran.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  Our aggregate premiums, including commissions, for such policies were approximately $6.9 million in 2006, $7.9 million in 2007 and $7.8 million in 2008.  Tall Pines purchases reinsurance for substantially all of the risks it underwrites.  We expect that these relationships with Tall Pines and EWI will continue in 2009.

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

A subsidiary of Contran owns 32% of BMI.  Among other things, BMI provides utility services (primarily water distribution, maintenance of a common electrical facility and sewage disposal monitoring) to us and other manufacturers within an industrial complex located in Henderson, Nevada.  Power transmission and sewer services are provided on a cost reimbursement basis, similar to a cooperative, while water delivery is currently provided at the same rates as are charged by BMI to an unrelated third party.  Amounts paid by us to BMI for these utility services were $2.3 million during 2006, $2.2 million during 2007 and $2.3 million during 2008.  We also paid BMI an electrical facilities upgrade fee of $0.8 million in each of 2006, 2007 and 2008.  This fee continues at $0.8 million annually through 2009 and terminates completely after January 2010.

Prior to 2006, we entered into an agreement with Waste Control Specialists LLC (“WCS”), a majority owned subsidiary of Contran, for the removal of certain waste materials from our Henderson plant site.  We paid $0.8 million in 2006 to WCS for the removal of such materials, and the work was completed in 2006.

We supply titanium strip to VALTIMET under a long-term contract, which was amended in 2006 and extended to 2017.  Under the amended LTA, we have agreed to provide a certain percentage of VALTIMET’s titanium requirements at formula-determined selling prices, subject to certain minimum volumes, take-or-pay provisions and other conditions.  Sales to VALTIMET were $72.6 million in 2006.  Additionally, VALTIMET provides welded tubing conversion services for us on a purchase order basis.  Payments to VALTIMET for conversion and other services totaled $8.5 million in 2006.  As a result of the sale of our investment in VALTIMET, we no longer consider VALTIMET to be a related party as of December 31, 2006.

We have previously purchased and sold investments in the common stock of certain related parties.  See Notes 4 and 11.

Our notes receivable from affiliates, more fully discussed in Note 11, are summarized in the table below.  Interest income on such notes was $0.5 million in 2007 and $2.7 million in 2008.

	December 31,
	2007	2008
	(In millions)

Notes receivable from affiliates:
CompX	$50.5	$42.7
Contran	-	16.7

Total notes receivable from affiliates	$50.5	$59.4

Less current portion of notes receivable	-	1.0

Noncurrent notes receivable from affiliates	$50.5	$58.4

The current portion of our notes receivable from affiliates at December 31, 2008 is included with prepaid expenses and other current assets.

During 2007, we engaged Kronos to provide consulting services for the planning and engineering for the construction of a new vacuum distillation process titanium sponge plant.  We incurred $0.3 million of expenses in 2007 for such consulting services.

Based on the previous agreements and relationships, receivables from and payables to various related parties in the normal course of business were nominal as of December 31, 2007 and 2008.

Note 15 – Commitments and contingencies

Long-term agreements.  We have LTAs with certain major customers, including, among others, Boeing, Rolls-Royce plc and its German and U.S. affiliates, United Technologies Corporation (“UTC”, Pratt & Whitney and related companies), the Safran companies (“Safran,” Snecma and related companies), Wyman-Gordon (a unit of Precision Castparts Corporation (“PCC”)) and VALTIMET.  These agreements have varying expiration dates through 2017, are subject to certain conditions, and generally provide for (i) minimum market shares of the customers’ titanium requirements or firm annual volume commitments, (ii) formula-determined prices (including some elements based on market pricing) and (iii) price adjustments for certain raw material and energy cost fluctuations.  Generally, the LTAs require our service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types.  In certain events of nonperformance by us or the customer, the LTAs may be terminated early.  Although it is possible that some portion of the business would continue on a non-LTA basis, the termination or expiration of one or more of the LTAs could result in a material effect on our business, results of operations, financial position or liquidity.  The LTAs were designed to limit selling price volatility to the customer and to us, while providing us with a committed base of volume throughout the titanium industry business cycles.

Concentration of credit and other risks. Substantially all of our sales and operating income are derived from operations based in the U.S., the U.K., France and Italy.  As shown in the table below, we generate over half of our sales revenue from sales to the commercial aerospace sector.  As described previously, we have LTAs with certain major aerospace customers, including Boeing, Rolls-Royce, UTC, Safran and Wyman-Gordon.  This concentration of customers may impact our overall exposure to credit and other risks, either positively or negatively, in that all of these customers may be similarly affected by the same economic or other conditions.

The following table provides supplemental customer receivable and sales revenue information:

	Year ended December 31,
	2006	2007	2008
Significant customer receivable balances as a percentage of total receivables:

PCC and PCC-related entities (1) (2)	-	-	12%
VALTIMET (1)	11%	11%	-

Significant sales revenue as a percentage of total sales revenue:

Ten largest customers	49%	49%	49%

Significant customers:
PCC and PCC-related entities (2)	11%	11%	10%
Boeing (1)	-	10%	12%

Commercial aerospace sector	57%	55%	59%

Total LTAs	39%	47%	56%

Significant LTAs:
Rolls-Royce (1) (2)	-	12%	13%
Boeing (1)	-	10%	12%

(1) Amounts excluded for periods when the concentration is not at least 10%.
(2) PCC and PCC-related entities serve as a supplier to certain commercial aerospace manufacturers, including Rolls-Royce. Certain sales we make directly to PCC and
      PCC- related entities also count towards, and are reflected in the table above as, sales to Rolls-Royce under the Rolls-Royce LTA.

Operating leases. We lease certain manufacturing and office facilities and various equipment under non-cancelable operating leases with remaining terms ranging from one to twelve years.  Most of the leases contain purchase options at fair market value and/or various term renewal options at fair market rental rates.  At December 31, 2008, future minimum payments under non-cancelable operating leases having an initial term in excess of one year were as follows:

Amount
(In millions)
Year ending December 31,
2009	$6.2
2010	5.5
2011	5.2
2012	4.9
2013	4.3
2014 and thereafter	24.3

$50.4

Net rent expense under all leases, including those with original terms of less than one year, was $6.6 million in 2006, $6.8 million in 2007 and $8.1 million in 2008.  We are also obligated under certain operating leases for our pro rata share of the lessor’s operating expenses.

Purchase agreements.  We have LTAs with titanium sponge and other suppliers that include minimum commitments to purchase titanium sponge through 2024 and services through 2019.  Certain of our purchase agreements include take-or-pay provisions which require us to pay penalties if we do not meet the contractual volume commitments, and any such payments are included in the purchase commitments in the table below.  We also have agreements with a certain energy provider to purchase minimum annual levels of electricity through 2028.  Under these purchase agreements, we are generally committed to the following minimum levels of purchases:

	Titanium sponge	Services	Energy	Total
	(In millions)
Year ended December 31,
2009	$107.1	$9.5	$1.8	$118.4
2010	94.8	10.6	1.8	107.2
2011	124.1	12.8	1.8	138.7
2012	120.4	12.8	1.8	135.0
2013	97.0	12.8	1.8	111.6
2014 and thereafter	639.6	39.6	12.8	692.0

	$1,183.0	$98.1	$21.8	$1,302.9

Environmental matters.  As part of our continuing environmental assessment with respect to our plant site in Henderson, Nevada, in the third quarter of 2008 we completed and submitted to the Nevada Department of Environmental Protection (“NDEP”) a Remedial Alternative Study (“RAS”) with respect to the groundwater located beneath the plant site.  The RAS, which was submitted pursuant to an existing agreement between the NDEP and us, addressed the presence of certain contaminants in the plant site groundwater that require remediation.  The RAS proposes various alternatives to the NDEP for the remediation of these contaminants.  Upon our completion and submission of the RAS to NDEP, we increased our estimated cost to complete the groundwater remediation by $2.6 million during 2008.  The NDEP completed its review of the RAS and our proposed remedial alternatives during the fourth quarter of 2008, and the NDEP issued its record of decision concerning the remediation plan in February 2009.

As of December 31, 2008, we have $3.9 million accrued for remediation activities anticipated at our Henderson plant site, which include amounts accrued at the lower end of the range of estimated costs for the most likely remedial alternative contained in the groundwater RAS submitted to the NDEP.  We will continue evaluating alternative methods and timing of remediation activities, and if necessary, we may revise our estimated costs in the future.  We estimate the upper end of the range of reasonably possible costs related to all of our environmental matters, including the current accrual, to be approximately $6.4 million.  We expect these estimated costs to be incurred over a remediation period of at least five years.

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

We are the primary obligor on two $1.5 million workers’ compensation bonds issued on behalf of a former subsidiary, Freedom Forge Corporation (“Freedom Forge”), which we sold in 1989.  Freedom Forge filed for Chapter 11 bankruptcy protection on July 13, 2001, and they discontinued payment on the underlying workers’ compensation claims in November 2001.  As of December 31, 2008, we have made aggregate payments under the two bonds of $2.3 million, and $0.7 million remains accrued for future payments.

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

	Year ended December 31,
	2006	2007	2008
	(In millions)
Numerator:
Net income attributable to common stockholders (1)	$274.5	$263.1	$162.2
Dividends on Series A Preferred Stock	6.8	5.1	0.3

Diluted net income attributable to common stockholders	$281.3	$268.2	$162.5

Denominator:
Average common shares outstanding	155.0	162.8	181.4
Average dilutive stock options and restricted stock	0.3	0.1	0.1
Series A Preferred Stock	28.4	21.4	1.0
Other	0.1	-	-

Diluted shares	183.8	184.3	182.5

(1) Net income attributable to common stockholders includes a nominal amount of undeclared dividends on our Series A Preferred Stock for all periods presented.

Note 17 – Business segment information

Our production facilities are located in the United States, United Kingdom, France and Italy, and our products are sold throughout the world.  Our President functions as our chief operating decision maker (“CODM”), and the CODM receives consolidated financial information about us.  He makes decisions concerning resource utilization and performance analysis on a consolidated and global basis.  We have one reportable segment, our worldwide “Titanium melted and mill products” segment.  The following table provides supplemental information to our Consolidated Financial Statements:

	Year ended December 31,
	2006	2007	2008
	(In millions, except product shipment data)
Titanium melted and mill products:
Melted product net sales	$226.0	$191.9	$115.5
Mill product net sales	819.2	952.0	913.5
Other titanium product sales	138.0	135.0	122.5
Total net sales	$1,183.2	$1,278.9	$1,151.5

Melted product shipments:
Volume (metric tons)	5,900	4,720	3,850
Average selling price (per kilogram)	$38.30	$40.65	$30.00

Mill product shipments:
Volume (metric tons)	14,160	14,230	15,050
Average selling price (per kilogram)	$57.85	$66.90	$60.70

Geographic segments:
Net sales – point of origin:
United States	$865.3	$931.3	$806.7
United Kingdom	263.6	317.5	290.7
France	131.3	140.7	123.5
Italy	62.8	57.2	61.5
Germany	0.4	0.4	0.1
Eliminations	(140.2)	(168.2)	(131.0)
	$1,183.2	$1,278.9	$1,151.5
Net sales – point of destination:
United States	$704.5	$741.5	$647.4
United Kingdom	158.4	202.7	185.8
France	146.4	141.5	127.6
Other locations	173.9	193.2	190.7
	$1,183.2	$1,278.9	$1,151.5
Long-lived assets – property and equipment, net:
United States	$251.0	$291.2	$348.4
United Kingdom	71.7	81.6	68.1
Other Europe	7.1	9.2	10.6
	$329.8	$382.0	$427.1

Note 18 – Quarterly results of operations (unaudited)

	For the quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share data)

Year ended December 31, 2007: (1)

Net sales	$341.7	$341.2	$297.3	$298.6
Gross margin	$133.4	$135.5	$98.0	$80.5
Operating income	$116.2	$118.0	$81.3	$56.6
Net income attributable to common stockholders (2)	$75.0	$76.3	$52.3	$59.4

Basic earnings per share attributable tocommon stockholders (2)	$0.46	$0.47	$0.32	$0.36
Diluted earnings per share attributable tocommon stockholders (2)	$0.41	$0.42	$0.29	$0.33

Dividends declared per common share	$-	$-	$-	$0.075

Year ended December 31, 2008: (1)

Net sales	$293.7	$297.3	$295.4	$265.2
Gross margin	$81.1	$84.3	$72.9	$49.5
Operating income	$62.8	$68.8	$52.9	$35.2
Net income attributable to common stockholders (3)	$40.3	$47.3	$40.2	$34.4

Basic earnings per share attributable to common stockholders (3)	$0.22	$0.26	$0.22	$0.19
Diluted earnings per share attributable tocommon stockholders (3)	$0.22	$0.26	$0.22	$0.19

Dividends declared per common share	$0.075	$0.075	$0.075	$0.075

(1) The sum of quarterly amounts may not agree to the full year results due to rounding.
(2) Quarter ending December 31, 2007 includes $18.3 million gain related to the sale of our CompX marketable securities ($0.10 per diluted share). See Note 11.
(3) Quarter ending December 31, 2008 includes $6.2 million gain related to the sale of certain privately held securities ($0.03 per diluted share). See Note 11.