Form 10-Q
period 2009-03-31
TITANIUM METALS CORP
filed 2009-05-05
CIK 1011657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   *   Yes ☐ No ☐

* The registrant has not yet been phased into the interactive data requirements

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

Number of shares of common stock outstanding on April 24, 2009: 181,107,221

TITANIUM METALS CORPORATION

INDEX

Page
Number

            Items 3, 4 and 5 of Part II are omitted because there is no information to report.

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,	March 31,
ASSETS	2008	2009
		(unaudited)
Current assets:
Cash and cash equivalents	$45.0	$64.3
Accounts and other receivables	145.4	130.7
Inventories	569.7	563.7
Refundable income taxes	2.3	0.5
Prepaid expenses and other	4.8	5.7
Deferred income taxes	21.7	22.7

Total current assets	788.9	787.6

Marketable securities	16.4	14.3
Notes receivable from affiliates	58.4	58.4
Property and equipment, net	427.1	423.0
Deferred income taxes	17.8	18.8
Other	59.1	60.4

Total assets	$1,367.7	$1,362.5

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In millions)

	December 31,	March 31,
LIABILITIES AND EQUITY	2008	2009
		(unaudited)
Current liabilities:
Accounts payable	$58.5	$46.9
Accrued and other current liabilities	76.1	60.1
Customer advances	17.6	17.9
Income taxes payable	-	2.4

Total current liabilities	152.2	127.3

Accrued OPEB cost	28.5	28.9
Accrued pension cost	77.5	77.0
Deferred income taxes	-	1.4
Other	9.2	9.3

Total liabilities	267.4	243.9

Equity:
TIMET stockholders’ equity:
Series A Preferred Stock	3.2	3.2
Common stock	1.8	1.8
Additional paid-in capital	523.4	523.5
Retained earnings	696.7	716.4
Accumulated other comprehensive loss	(145.5)	(147.4)

Total TIMET stockholders’ equity	1,079.6	1,097.5

Noncontrolling interest in subsidiary	20.7	21.1

Total equity	1,100.3	1,118.6

Total liabilities and equity	$1,367.7	$1,362.5

Commitments and contingencies (Note 10)

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (In millions, except per share data)

	Three months ended March 31,
	2008	2009
	(unaudited)

Net sales	$293.7	$203.4
Cost of sales	212.6	164.0

Gross margin	81.1	39.4

Selling, general, administrative and development expense	17.2	14.8
Other (expense) income, net	(1.1)	1.8

Operating income	62.8	26.4

Other non-operating (expense) income, net	(2.1)	1.3

Income before income taxes	60.7	27.7

Provision for income taxes	17.9	7.1

Net income	42.8	20.6

Noncontrolling interest in net income of subsidiary	2.4	0.9

Net income attributable to TIMET stockholders	40.4	19.7

Dividends on Series A Preferred Stock	0.1	0.1

Net income attributable to TIMET common stockholders	$40.3	$19.6

Earnings per share attributable to TIMET common stockholders	$0.22	$0.11

Weighted average shares outstanding:
Basic	182.6	181.1
Diluted	183.9	182.1

Cash dividends per common share	$0.075	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three months ended March 31,
	2008	2009
	(unaudited)
Cash flows from operating activities:
Net income	$42.8	$20.6
Depreciation and amortization	11.4	12.3
Deferred income taxes	(3.1)	(0.5)
Loss (gain) on disposal of property and equipment	0.1	(1.6)
Other, net	0.3	0.6
Change in assets and liabilities:
Receivables	7.6	14.0
Inventories	(4.6)	4.6
Accounts payable and accrued liabilities	(6.5)	(27.4)
Income taxes	15.9	4.3
Other, net	(4.9)	(2.0)

Net cash provided by operating activities	59.0	24.9

Cash flows from investing activities:
Capital expenditures	(35.6)	(8.1)
Proceeds from sale of property	-	3.5
Purchases of marketable securities	(14.8)	(0.6)

Net cash used in investing activities	(50.4)	(5.2)

Cash flows from financing activities:
Common stock dividends	(13.7)	-
Treasury stock purchases	(36.5)	(0.1)
Other, net	0.5	0.1

Net cash used in financing activities	(49.7)	-

Net cash (used in) provided by operating, investing and financing activities	(41.1)	19.7
Effect of exchange rate changes on cash	1.1	(0.4)

Net cash (used) provided during period	(40.0)	19.3
Cash and cash equivalents at beginning of period	90.0	45.0

Cash and cash equivalents at end of period	$50.0	$64.3

Supplemental disclosures:
Cash paid for:
Interest	$0.2	$0.2
Income taxes	$5.3	$3.1

Non-cash investing and financing activities:
Asset retirement obligation recognized	$-	$0.5

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(UNAUDITED)
(In millions)

	TIMET stockholders’ equity
	Series A Preferred Stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Non-controlling interest	Total	Comprehensive income

Balance at January 1, 2009	$3.2	$1.8	$523.4	$696.7	$(145.5)	$-	$20.7	$1,100.3
Net income	-	-	-	19.7	-	-	0.9	20.6	$20.6
Other comprehensive loss	-	-	-	-	(1.9)	-	(0.5)	(2.4)	(2.4)
Treasury stock purchases	-	-	-	-	-	(0.1)	-	(0.1)	-
Treasury stock retirement	-	-	(0.1)	-	-	0.1	-	-	-
Other	-	-	0.2	-	-	-	-	0.2	-

Balance at March 31, 2009	$3.2	$1.8	$523.5	$716.4	$(147.4)	$-	$21.1	$1,118.6

Comprehensive income									$18.2

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

Note 1 – Basis of presentation and organization

Basis of presentation.  The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 that we filed with the Securities and Exchange Commission (“SEC”) on February 26, 2009 (“2008 Annual Report”).  They include the accounts of Titanium Metals Corporation and its majority owned subsidiaries (collectively referred to as “TIMET”).  Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to TIMET and its subsidiaries, taken as a whole.  All material intercompany transactions and balances with consolidated subsidiaries have been eliminated.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed or omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2008) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim period ended March 31, 2009 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2008 Consolidated Financial Statements contained in our 2008 Annual Report.  Our first three fiscal quarters reported are the approximate 13-week periods ending on the Saturday generally nearest to March 31, June 30 and September 30.  Our fourth fiscal quarter and fiscal year always end on December 31.  For presentation purposes, our financial statements and the accompanying notes have been presented as ended on March 31, June 30, September 30 and December 31, as applicable.

Organization.  At March 31, 2009, subsidiaries of Contran Corporation held 27.3% of our outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons.  At March 31, 2009, Mr. Simmons and his spouse owned an aggregate of 16.3% of our common stock, and the Combined Master Retirement Trust (“CMRT”), a trust sponsored by Contran to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Contran and certain related companies, held an additional 8.5% of our common stock.  Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT.  Consequently, Mr. Simmons may be deemed to control each of Contran and us.

Recent accounting pronouncements. On January 1, 2009, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.  SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  On a prospective basis, any changes in ownership will be accounted for as equity transactions with no gain or loss recognized on the transactions unless there is a change in control.  Previously, such changes in ownership would generally result either in the recognition of additional goodwill (for an increase in ownership) or a gain or loss included in the determination of net income (for a decrease in ownership).  SFAS 160 standardizes the presentation of noncontrolling interest as a component of equity on the balance sheet and on a net income basis in the statement of income.  SFAS 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary.  Upon adoption of SFAS 160, we reclassified our condensed consolidated balance sheet and statement of income to conform to the new presentation requirements for the noncontrolling interest in our 70%-owned French subsidiary.  Subsequent to our adoption of SFAS 160, if our ownership of a less than wholly owned subsidiary increases for an amount of consideration that exceeds the then-carrying value of the noncontrolling interest related to the increased ownership, the amount of equity attributable to our shareholders will be reduced.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP will require us to disclose the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments for interim as well as annual periods.  Prior to the adoption of this FSP, we are only required to disclose this information annually.  This FSP will be effective for us in the second quarter of 2009 and will not affect our condensed consolidated financial statements.

In April 2009, the FASB also issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The FSP amends existing guidance for the recognition and measurement of other-than-temporary impairments for debt securities classified as available-for-sale and held-to-maturity and expands the disclosure requirements for interim and annual periods for available-for-sale and held-to-maturity debt and equity securities to include additional information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized.  This FSP will be effective for us in the second quarter of 2009 and is not expected to have a material effect on our condensed consolidated financial statements.

Note 2 – Inventories

	December 31, 2008	March 31, 2009
	(In millions)

Raw materials	$138.0	$132.2
Work-in-process	264.1	262.8
Finished products	119.8	119.0
Inventory consigned to customers	19.2	19.8
Supplies	28.6	29.9

Total inventories	$569.7	$563.7

Note 3 – Marketable securities

    Our marketable securities consist of investments in the publicly traded shares of related parties.  NL Industries, Inc., Kronos Worldwide, Inc. and Valhi, Inc. are each majority owned subsidiaries of Contran.  The aggregate cost basis of our marketable securities was $29.1 million at December 31, 2008 and $29.7 million at March 31, 2009.  During the first quarter of 2009, we purchased additional shares of Valhi and Kronos common stock in market transactions for an aggregate of $0.6 million.  All of our marketable securities are classified as available-for-sale, which are carried at fair value using quoted market prices, which are Level 1 inputs as defined by SFAS 157.  Because we have classified all of our marketable securities as available-for-sale, any unrealized gains or losses on the securities are recognized through other comprehensive income, other than any decline in value which we conclude is other than temporary.  We currently believe the decline in market prices of these securities to be temporary in nature as a result of the recent market volatility.  We will continue to monitor the quoted market prices of these securities.  If in the future we were to conclude that the decline in value of one or more of these securities is other than temporary, we would recognize an impairment through an income statement charge.  Such income statement impairment charge would be offset in comprehensive income by the reversal of the previously unrealized losses to the extent they were previously recognized in accumulated other comprehensive income.

The following table summarizes the market value of our marketable securities:

	SFAS 157 fair value measurement level	December 31, 2008	March 31, 2009
		(In millions)

Valhi	1	$13.4	$11.6
NL	1	3.0	2.2
Kronos	1	-	0.5

Total marketable securities		$16.4	$14.3

Note 4 – Property and equipment

	December 31, 2008	March 31, 2009
	(In millions)

Land and improvements	$12.5	$13.2
Buildings and improvements	57.8	60.7
Information technology systems	71.0	71.4
Manufacturing equipment and other	481.1	487.1
Construction in progress	109.3	103.6

Total property and equipment	731.7	736.0

Less accumulated depreciation	304.6	313.0

Total property and equipment, net	$427.1	$423.0

Note 5 – Other noncurrent assets

	December 31, 2008	March 31, 2009
	(In millions)

Prepaid conversion services	$44.7	$44.1
Other	14.4	16.3

Total other noncurrent assets	$59.1	$60.4

Note 6 – Accrued and other current liabilities

	December 31, 2008	March 31, 2009
	(In millions)

Employee related	$38.3	$27.6
Deferred revenue	18.5	14.0
Other	19.3	18.5

Total accrued liabilities	$76.1	$60.1

Note 7 – Equity

During 2007, our board of directors authorized the repurchase of up to $100 million of our common stock in open market transactions or in privately negotiated transactions, with the intention that any repurchased shares will be retired and cancelled.  During the first quarter of 2009, we purchased a nominal number of shares of our common stock for an aggregate purchase price of $0.1 million, which were cancelled prior to March 31, 2009.  At March 31, 2009, we could purchase an additional $63.4 million of our common stock under our board of directors’ authorization.

Note 8 – Employee benefits

Defined benefit pension plans.  The components of the net periodic pension expense are set forth below:
	Three months ended March 31,
	2008	2009
	(In millions)

Service cost	$1.2	$0.8
Interest cost	4.4	3.5
Expected return on plan assets	(5.7)	(3.0)
Amortization of prior service cost	0.1	0.1
Amortization of net losses	0.6	2.3

Total pension expense	$0.6	$3.7

Postretirement benefits other than pensions (“ OPEB”).  The components of net periodic OPEB expense are set forth below:

	Three months ended March 31,
	2008	2009
	(In millions)

Service cost	$0.2	$0.3
Interest cost	0.5	0.4
Amortization of prior service credit	(0.1)	-
Amortization of net losses	0.2	0.1

Total OPEB expense	$0.8	$0.8

Note 9 – Income taxes

	Three months ended March 31,
	2008	2009
	(In millions)

Expected income tax expense, at 35%	$21.3	$9.7
Non-U.S. tax rates	(0.6)	(0.3)
U.S. state income taxes, net	1.2	0.4
Nontaxable income	(3.4)	(2.9)
Domestic manufacturing credit	(0.8)	(0.3)
Uncertain tax positions	0.6	0.6
Other, net	(0.4)	(0.1)

Total income tax expense	$17.9	$7.1

Note 10 – Commitments and contingencies

    Environmental matters.  As part of our continuing environmental assessment with respect to our plant site in Henderson, Nevada, during 2008 we completed and submitted to the Nevada Department of Environmental Protection (“NDEP”) a Remedial Alternative Study (“RAS”) with respect to the groundwater located beneath the plant site.  The RAS, which was submitted pursuant to an existing agreement between the NDEP and us, addressed the presence of certain contaminants in the plant site groundwater that require remediation.  The NDEP completed its review of the RAS and our proposed remedial alternatives during 2008, and the NDEP issued its record of decision concerning the remediation plan in February 2009.

    As of March 31, 2009, we have $3.8 million accrued for remediation activities anticipated at our Henderson plant site, which include amounts accrued at the lower end of the range of estimated costs for the most likely remedial alternative contained in the groundwater RAS which is consistent with the record of decision issued by the NDEP.  We will continue evaluating alternative methods and timing of remediation activities, and if necessary, we may revise our estimated costs in the future.  We estimate the upper end of the range of reasonably possible costs related to all of our environmental matters, including the current accrual, to be approximately $6.2 million.  We expect these estimated costs to be incurred over a remediation period of at least five years.

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

	Three months ended March 31,
	2008	2009
	(In millions)
Numerator:
Net income attributable to TIMET common stockholders	$40.3	$19.6
Dividends on Series A Preferred Stock	0.1	0.1

Diluted net income attributable to TIMET common stockholders	$40.4	$19.7

Denominator:
Average common shares outstanding	182.6	181.1
Average dilutive stock options and restricted stock	0.1	-
Series A Preferred Stock	1.2	1.0

Diluted shares	183.9	182.1

Note 12 – Business segment information

Our production facilities are located in the United States, United Kingdom, France and Italy, and our products are sold throughout the world. Our President functions as our chief operating decision maker (“CODM”), and the CODM receives consolidated financial information about us.  He makes decisions concerning resource utilization and performance analysis on a consolidated and global basis.  We have one reportable segment, our worldwide “Titanium melted and mill products” segment.  The following table provides supplemental information to our Condensed Consolidated Financial Statements:

	Three months ended March 31,
	2008	2009
	(In millions, except product shipment data)
Titanium melted and mill products:
Melted product net sales	$33.6	$16.8
Mill product net sales	229.6	167.8
Other titanium product sales	30.5	18.8

Total net sales	$293.7	$203.4

Melted product shipments:
Volume (metric tons)	1,095	635
Average selling price (per kilogram)	$30.70	$26.40

Mill product shipments:
Volume (metric tons)	3,570	2,915
Average selling price (per kilogram)	$64.30	$57.55

Item 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The statements contained in this Quarterly Report on Form 10-Q (“Quarterly Report”) that are not historical facts, including, but not limited to, statements found in the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), are forward-looking statements that represent management’s beliefs and assumptions based on currently available information.  Forward-looking statements can generally be identified by the use of words such as “believes,” “intends,” “may,” “will,” “looks,” “should,” “could,” “anticipates,” “expects” or comparable terminology or by discussions of strategies or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will prove to be correct.  Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results.  Actual future results could differ materially from those described in such forward-looking statements, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including risks and uncertainties in those portions referenced above and those described from time to time in our other filings with the SEC which include, but are not limited to:

•	the cyclicality of the commercial aerospace industry;
•	the performance of aerospace manufacturers and us under our long-term agreements;
•	the existence or renewal of certain long-term agreements;
•	the difficulty in forecasting demand for titanium products;
•	global economic, financial and political conditions;
•	global production capacity for titanium;
•	changes in product pricing and costs;
•	the impact of long-term contracts with vendors on our ability to reduce or increase supply;
•	the possibility of labor disruptions;
•	fluctuations in currency exchange rates;
•	fluctuations in the market price of marketable securities;
•	uncertainties associated with new product or new market development;
•	the availability of raw materials and services;
•	changes in raw material prices and other operating costs (including energy costs);
•	possible disruption of business or increases in the cost of doing business resulting from terrorist activities or global conflicts;
•	competitive products and strategies; and
•	other risks and uncertainties.

Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report and with our Consolidated Financial Statements and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in our 2008 Annual Report.

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

RESULTS OF OPERATIONS

Quarter ended March 31, 2009 compared to quarter ended March 31, 2008

Summarized financial information.  The following table summarizes certain information regarding our results of operations for the three months ended March 31, 2008 and 2009.  Our reported average selling prices are a reflection of actual selling prices after the effects of currency exchange rates, customer and product mix and other related factors throughout the periods presented.

	Three months ended March 31,
	2008	% of total net sales	2009	% of total net sales
	(In millions, except product shipment data)
Net sales:
Melted products	$33.6	12%	$16.8	8%
Mill products	229.6	78%	167.8	83%
Other titanium products	30.5	10%	18.8	9%

Total net sales	293.7	100%	203.4	100%

Cost of sales	212.6	72%	164.0	81%

Gross margin	81.1	28%	39.4	19%

Selling, general, administrative and development expense	17.2	6%	14.8	7%
Other (expense) income, net	(1.1)	-	1.8	1%

Operating income	$62.8	21%	$26.4	13%

Melted product shipments:
Volume (metric tons)	1,095		635
Average selling price (per kilogram)	$30.70		$26.40

Mill product shipments:
Volume (metric tons)	3,570		2,915
Average selling price (per kilogram)	$64.30		$57.55

Net sales.  Our net sales were $203.4 million for the first quarter of 2009 compared to net sales of $293.7 million for the first quarter of 2008.  The 31% decrease in net sales was principally the result of lower average selling prices and reduced volumes in the first quarter of 2009 compared to the same period in 2008.  Average selling prices decreased 14% for melted products and 10% for mill products from the first quarter of 2008 to the first quarter of 2009, and product shipment volumes decreased 42% for melted products and 18% for mill products over these same periods.  In addition to competitive pricing pressures resulting from lower demand for titanium products, declines in raw material costs, primarily titanium scrap, have also contributed to lower selling prices for certain products under long-term customer agreements, due in part to raw material indexed pricing adjustments included in certain of these agreements.  Although we believe long-term global demand trends for titanium are favorable, recent adjustments in production schedules for Boeing and Airbus, delays in the development of the Boeing 787 and a weak global economy are expected to continue to impact customer inventory levels, product demand and product selling prices until global economic conditions improve and commercial aerospace production schedules stabilize.

Gross margin.  For the first quarter of 2009, our gross margin was $39.4 million as compared to $81.1 million for the first quarter of 2008, reflecting primarily decreases in the average selling prices and volumes for our melted and mill products.  Additionally, the favorable impacts on our gross margins from declining raw material costs, primarily titanium scrap, were largely offset by higher per-unit overhead costs resulting from lower production volumes.

Operating income.  Our operating income for the first quarter of 2009 was $26.4 million compared to $62.8 million for the same period of 2008, reflecting primarily the decline in gross margin.

Income taxes.  Our effective income tax rate was 26% for the first quarter of 2009 compared to 29% for the first quarter of 2008.  We operate in multiple tax jurisdictions, and as a result, the geographic mix of our pre-tax income or loss can impact our overall effective tax rate.  Our effective income tax rates in both periods were lower than the U.S. statutory rate, primarily due to the implementation of an internal corporate reorganization prior to 2008.  Our effective income tax rate was lower in the first quarter of 2009 as compared to the first quarter of 2008 due to a higher percentage of earnings in 2009 being generated in lower tax rate jurisdictions.  See Note 9 to the Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense.

European operations

We have substantial operations located in the United Kingdom, France and Italy.  Approximately 40% of our sales originated in Europe for the three months ended March 31, 2009, a portion of which were denominated in foreign currency, principally the British pound sterling or the euro.  Certain raw material costs, principally purchases of titanium sponge and alloys for our European operations, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies.  The functional currencies of our European subsidiaries are those of their respective countries, and our European subsidiaries are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results.  Our European operations may incur borrowings denominated in U.S. dollars or in their respective functional currencies.  Our export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations.  We do not use currency contracts to hedge our currency exposures.

The translated U.S. dollar value of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results.  By applying the exchange rates prevailing during the prior year period to our local currency results of operations for the current year period, the translation impact of currency rate fluctuations can be calculated.  As the U.S. dollar strengthened versus the euro and the British pound in the 2009 period compared to the 2008 period, our operating results were negatively impacted.  Overall, fluctuations in foreign currency exchange rates had the following effects on our sales and operating income in the first quarter of 2009 as compared to the first quarter of 2008:

Three months ended
March 31, 2009 vs. 2008
(In millions)

Decrease in:
Net sales	$ 21.2
Operating income	2.5

Outlook

Shipments of our titanium mill products for the first quarter of 2009 were 24% lower than shipments in the immediately preceding quarter, which is indicative of current softness in demand, particularly within the commercial aerospace sector.  In addition to the global credit crisis and ongoing global economic recession, circumstances within the commercial aerospace market have contributed to weakened customer demand and lower prices for titanium products.  Challenges relating specifically to commercial aerospace include excess supply chain inventories resulting from production delays in the Boeing 787 and Boeing’s labor dispute resolved during the fourth calendar quarter of 2008, as well as recently-announced adjustments in production schedules for certain commercial aircraft due to reduced passenger traffic and weakened global demand from commercial airlines.

Customer demand for our products is expected to remain weak until uncertainty in commercial aircraft production schedules begins to be resolved, inventory levels begin to stabilize and the global economy begins to improve.  Visibility is somewhat limited as a result of current uncertain economic conditions, therefore, it is difficult to predict when demand for our products will improve.  Although we have long-term agreements with a majority of our major customers, many of which specify annual pricing mechanisms and minimum volume commitments that limit our exposure to the volatility of market pricing and fluctuating demand, we still anticipate that our overall sales volumes and average selling prices for the remainder of 2009 will remain significantly below 2008 levels.  We anticipate that our per-unit cost of sales for both melted and mill products will continue to be favorably impacted by low titanium scrap costs, but these favorable effects could be offset by lower production volumes, which could result in additional per-unit overhead allocations, or by rising costs of production or other raw materials. We will continue to monitor the current challenging environment and will continue to adjust our cost structure and production rates as necessary to preserve our financial strength and maintain a lean operating structure.

Despite current challenges, we believe the overall industry outlook supports a long-term favorable trend in demand for titanium products.  This trend is driven in part by the long-term demand in the commercial aerospace industry for a new generation of more fuel-efficient aircraft that require a significantly higher percentage of titanium than earlier models.  We continue to pursue our strategic plans to increase and improve our production capabilities, with a focus on opportunities to improve our operating flexibility, efficiency and cost structure, to meet our customers’ long-term needs.  In particular, we continue to enhance our ability to meet our current and prospective customers’ needs and strengthen our position as a reliable supplier in markets where technical ability and precision are critical.  We have been successful over the last two years in establishing significant flexibility and cost advantages in our entire manufacturing process.  We believe our strong customer relationships, efficient manufacturing processes and strong balance sheet have kept us well-positioned in the current economic environment.  We continue to maintain our strong financial position, with positive cash flow, no long or short-term debt and cash and borrowing availability under our bank credit agreements of approximately $277 million.  We believe our financial strength will allow us to continue to invest in our business, fully serve our current and prospective customers and pursue strategic opportunities.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated cash flows for the three months ended March 31, 2008 and 2009 are presented below.  The following should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

	Three months ended March 31,
	2008	2009
	(In millions)
Cash provided by (used in):
Operating activities	$59.0	$24.9
Investing activities	(50.4)	(5.2)
Financing activities	(49.7)	-

Net cash (used in) provided by operating, investing and financing activities	$(41.1)	$19.7

Operating activities. Cash flow from operations is considered a primary source of our liquidity.  Changes in pricing, production volume and customer demand, among other things, could significantly affect our liquidity.  Cash provided by operating activities decreased $34.1 million, from $59.0 million for the first three months of 2008 to $24.9 million for the first three months of 2009.  The net effects of the following significant items contributed to the overall decrease in cash provided by operating activities:

•	lower operating income of $36.4 million in 2009;

•
higher net cash used in operations resulting from changes in receivables, inventories, payables and accrued liabilities of $5.3 million in 2009 in response to changing working capital requirements; and

•	lower net cash paid for income taxes in 2009 of $2.2 million primarily due to the lower earnings in 2009.

Investing activities.  Cash flows used in our investing activities decreased from $50.4 million in the first three months of 2008 to $5.2 million in the first three months of 2009.  Our capital expenditures were $35.6 million during the first three months of 2008 compared to $8.1 million in 2009.  Capital projects and other significant investing activities include the following:

•	During 2008, we had construction underway for the first and second phases of our EB melt capacity expansion at our facility in Morgantown and other capacity expansion projects in the U.S. and Europe.

•
Most of our capacity expansion projects are now substantially complete, and 2009 capital spending is limited to those required to properly maintain our equipment and facilities or complete active projects, such as the ongoing construction of a melt furnace at our Morgantown facility.

•	We purchased $14.8 million in marketable equity securities during the first three months of 2008 and $0.6 million during the first three months of 2009.

Financing activities.  We had the following significant items included in our cash flows from financing activities:

•	We paid dividends on our common stock of $13.7 million in the first quarter of 2008.

•	We purchased $36.5 million of treasury stock during the first quarter of 2008 and made nominal purchases during the first quarter of 2009.

In February 2009, our board of directors suspended our quarterly common stock dividend after considering the current economic and financial environment

Future cash requirements

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

We routinely evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our alternative uses of capital, debt service requirements, the cost of debt and equity capital and estimated future operating cash flows.  As a result of this process, we have in the past, or in light of our current outlook, may in the future, seek to raise additional capital, modify our common and preferred dividend policies, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of common stock, sell assets, or take a combination of such steps or other steps to increase or manage our liquidity and capital resources.  In the normal course of business, we investigate, evaluate, discuss and engage in acquisition, joint venture, strategic relationship and other business combination opportunities in the titanium, specialty metal and other industries.  In the event of any future acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

At March 31, 2009, we had aggregate borrowing availability under our existing U.S. and European credit facilities of $212.9 million, and we had an aggregate of $64.3 million of cash and cash equivalents.  Our U.S. credit facility matures in February 2011, and our U.K. credit facility matures in July 2010.  Based upon our expectations of our operating performance, anticipated demands on our cash resources, borrowing availability under our existing credit facilities and anticipated borrowing capacity after the maturity of these credit facilities, we expect to have sufficient liquidity to meet our short-term (defined as the next twelve-month period) and long-term obligations, including the completion of our ongoing capacity expansion projects, some of which are discussed below.  If actual developments differ from our expectations, our liquidity could be adversely affected.

Repurchases of common stock.  At April 24, 2009, we had approximately $63.4 million available for repurchase of our common stock under the authorizations described in Note 7 to Condensed Consolidated Financial Statements.

Capital expenditures.   We currently estimate we will invest a total of approximately $50 million to $60 million for capital expenditures during 2009.  In response to current economic conditions, our planned capital expenditures are limited to those required to properly maintain our equipment and facilities or complete active projects.  Capital spending for 2009 is expected to be funded by cash flows from operating activities or existing cash resources and available credit facilities.

While our planned capital expenditures will be primarily to maintain our current production levels, we continue to evaluate additional opportunities to improve or replace productive assets including capital projects, acquisitions or other investments which, if consummated, any required funding would be provided by borrowings under our U.S. or European credit facilities.

        Contractual commitments.  Other than fixed asset and raw material purchase orders entered into in the normal course of business, there have been no material changes to our contractual commitments discussed in our 2008 Annual Report.

Off-balance sheet arrangements.  There have been no material changes to our off-balance sheet arrangements discussed in our 2008 Annual Report.

Recent accounting pronouncements.  See Note 1 to Condensed Consolidated Financial Statements.

Critical accounting policies.  For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our 2008 Annual Report.  There have been no changes in our critical accounting policies during the first three months of 2009.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including foreign currency exchange rates, commodity prices and security prices.  There have been no material changes in these market risks since we filed our 2008 Annual Report, and we refer you to the report for a complete description of these risks.

Item 4.     CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our Chief Executive Officer, and James W. Brown, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2009.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

Changes in internal control over financial reporting.  There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

Refer to Note 10 of the Condensed Consolidated Financial Statements and to our 2008 Annual Report for descriptions of certain previously reported legal proceedings.

Item 1A.      RISK FACTORS

        There have been no material changes in the first three months of 2009 with respect to our risk factors presented in Item 1A in our 2008 Annual Report on Form 10-K.

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

The following table discloses certain information regarding the shares of our common stock we purchased during the first quarter of 2009 (we made no purchases during January or March 2009).  All of these purchases were made under the repurchase program in open market transactions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Maximum dollar value that may yet be purchased under the publicly announced plan
				(In millions)

February 1, 2009 to February 28, 2009	10,000	$5.90	10,000	$63.4

Item 6.     EXHIBITS

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

TITANIUM METALS CORPORATION

Date: May 5, 2009	By	/s/ James W. Brown
James W. Brown
Vice President and Chief Financial Officer

Date: May 5, 2009	By	/s/ Scott E. Sullivan
Scott E. Sullivan
Vice President and Controller Principal Accounting Officer