Form 10-Q
period 2009-06-30
TITANIUM METALS CORP
filed 2009-08-04
CIK 1011657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Number of shares of common stock outstanding on July 29, 2009: 180,566,821

TITANIUM METALS CORPORATION

INDEX

Page
  Number

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,	June 30,
ASSETS	2008	2009
		(unaudited)
Current assets:
Cash and cash equivalents	$45.0	$106.6
Accounts and other receivables	145.4	128.9
Inventories	569.7	547.0
Refundable income taxes	2.3	2.3
Prepaid expenses and other	4.8	4.4
Deferred income taxes	21.7	22.4

Total current assets	788.9	811.6

Marketable securities	16.4	12.0
Notes receivable from affiliates	58.4	57.9
Property and equipment, net	427.1	427.3
Deferred income taxes	17.8	22.1
Other	59.1	59.7

Total assets	$1,367.7	$1,390.6

See accompanying Notes to Condensed Consolidated Financial Statements.
Index

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In millions)

	December 31,	June 30,
LIABILITIES AND EQUITY	2008	2009
		(unaudited)
Current liabilities:
Accounts payable	$58.5	$40.1
Accrued and other current liabilities	76.1	62.6
Customer advances	17.6	18.9
Income taxes payable	-	1.9

Total current liabilities	152.2	123.5

Accrued OPEB cost	28.5	29.3
Accrued pension cost	77.5	82.3
Deferred income taxes	-	1.4
Other	9.2	9.4

Total liabilities	267.4	245.9

Equity:
TIMET stockholders’ equity:
Series A Preferred Stock	3.2	3.2
Common stock	1.8	1.8
Additional paid-in capital	523.4	519.3
Retained earnings	696.7	725.0
Accumulated other comprehensive loss	(145.5)	(121.5)

Total TIMET stockholders’ equity	1,079.6	1,127.8

Noncontrolling interest in subsidiary	20.7	16.9

Total equity	1,100.3	1,144.7

Total liabilities and equity	$1,367.7	$1,390.6

Commitments and contingencies (Note 10)

See accompanying Notes to Condensed Consolidated Financial Statements.
Index

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (In millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(unaudited)

Net sales	$297.3	$205.7	$591.0	$409.1
Cost of sales	213.0	174.1	425.6	338.1

Gross margin	84.3	31.6	165.4	71.0

Selling, general, administrative and development expense	16.2	15.8	33.5	30.6
Other income (expense), net	0.7	(0.2)	(0.3)	1.7

Operating income	68.8	15.6	131.6	42.1

Other non-operating income (expense), net	0.6	(0.8)	(1.5)	0.5

Income before income taxes	69.4	14.8	130.1	42.6

Provision for income taxes	20.8	5.7	38.7	12.8

Net income	48.6	9.1	91.4	29.8

Noncontrolling interest in net income of subsidiary	1.2	0.4	3.6	1.4

Net income attributable to TIMET stockholders	47.4	8.7	87.8	28.4

Dividends on Series A Preferred Stock	0.1	0.1	0.2	0.1

Net income attributable to TIMET common stockholders	$47.3	$8.6	$87.6	$28.3

Earnings per share attributable to TIMET common stockholders	$0.26	$0.05	$0.48	$0.16

Weighted average shares outstanding:
Basic	181.0	181.0	181.8	181.0
Diluted	182.0	181.0	183.0	182.0

Cash dividends per common share	$0.075	$-	$0.15	$-

See accompanying Notes to Condensed Consolidated Financial Statements.
Index

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six months ended June 30,
	2008	2009
	(unaudited)
Cash flows from operating activities:
Net income	$91.4	$29.8
Depreciation and amortization	23.4	25.1
Deferred income taxes	(5.8)	(1.3)
Other, net	1.0	0.7
Change in assets and liabilities:
Receivables	27.7	21.0
Inventories	(29.7)	38.0
Accounts payable and accrued liabilities	(13.4)	(40.1)
Income taxes	3.1	1.8
Other, net	(11.3)	1.4
Net cash provided by operating activities	86.4	76.4

Cash flows from investing activities:
Capital expenditures	(66.2)	(16.3)
Proceeds from sale of property	-	3.5
Purchases of marketable securities	(21.4)	(0.7)
Other, net	(1.8)	0.6
Net cash used in investing activities	(89.4)	(12.9)

Cash flows from financing activities:
Indebtedness:
Borrowings	46.6	-
Repayments	(24.1)	-
Common stock dividends	(27.3)	-
Dividends paid to noncontrolling interest in subsidiary	(5.4)	-
Treasury stock purchases	(36.5)	(4.4)
Other, net	0.3	-
Net cash used in financing activities	(46.4)	(4.4)

Net cash (used in) provided by operating, investing and financing activities	(49.4)	59.1
Effect of exchange rate changes on cash	0.8	2.5
Net cash (used) provided during period	(48.6)	61.6
Cash and cash equivalents at beginning of period	90.0	45.0

Cash and cash equivalents at end of period	$41.4	$106.6

Supplemental disclosures of cash paid for:
Interest	$0.5	$0.3
Income taxes	$41.3	$12.3

Non-cash investing and financing activities:
Asset retirement obligation recognized	$-	$0.5
Dividends declared to noncontrolling interest in subsidiary	$-	$5.5

See accompanying Notes to Condensed Consolidated Financial Statements.
Index

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(UNAUDITED)
(In millions)

	TIMET stockholders’ equity
	Series A Preferred Stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Non-controlling interest	Total	Comprehensive income

Balance at January 1, 2009	$3.2	$1.8	$523.4	$696.7	$(145.5)	$-	$20.7	$1,100.3
Net income	-	-	-	28.4	-	-	1.4	29.8	$29.8
Other comprehensive income	-	-	-	-	24.0	-	0.3	24.3	24.3
Treasury stock purchases	-	-	-	-	-	(4.4)	-	(4.4)	-
Treasury stock retirement	-	-	(4.4)	-	-	4.4	-	-	-
Dividends declared to noncontrolling interest in subsidiary	-	-	-	-	-	-	(5.5)	(5.5)
Other	-	-	0.3	(0.1)	-	-	-	0.2	-

Balance at June 30, 2009	$3.2	$1.8	$519.3	$725.0	$(121.5)	$-	$16.9	$1,144.7

Comprehensive income									$54.1

See accompanying Notes to Condensed Consolidated Financial Statements.
Index

TITANIUM METALS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Note 1 – Basis of presentation and organization

Basis of presentation.  The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 that we filed with the Securities and Exchange Commission (“SEC”) on February 26, 2009 (“2008 Annual Report”), except for the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, as discussed below.  They include the accounts of Titanium Metals Corporation and its majority owned subsidiaries (collectively referred to as “TIMET”).  Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to TIMET and its subsidiaries, taken as a whole.  All material intercompany transactions and balances with consolidated subsidiaries have been eliminated.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed or omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2008) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim period ended June 30, 2009 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2008 Consolidated Financial Statements contained in our 2008 Annual Report.  Our first three fiscal quarters reported are the approximate 13-week periods ending on the Saturday generally nearest to March 31, June 30 and September 30.  Our fourth fiscal quarter and fiscal year always end on December 31.  For presentation purposes, our financial statements and the accompanying notes have been presented as ended on March 31, June 30, September 30 and December 31, as applicable.  We evaluated the events occurring after the balance sheet for potential recognition and disclosure through August 4, 2009, the date the financial statements were issued.

Organization.  At June 30, 2009, subsidiaries of Contran Corporation held 27.4% of our outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons.  At June 30, 2009, Mr. Simmons and his spouse owned an aggregate of 16.3% of our common stock, and the Combined Master Retirement Trust (“CMRT”), a trust sponsored by Contran to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Contran and certain related companies, held an additional 8.5% of our common stock.  Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT.  Consequently, Mr. Simmons may be deemed to control each of Contran and us.

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

Index

Recent accounting pronouncements. On January 1, 2009, we adopted SFAS 160.  SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  On a prospective basis, any changes in ownership will be accounted for as equity transactions with no gain or loss recognized on the transactions unless there is a change in control.  Previously, such changes in ownership would generally result either in the recognition of additional goodwill (for an increase in ownership) or a gain or loss included in the determination of net income (for a decrease in ownership).  SFAS 160 standardizes the presentation of noncontrolling interest as a component of equity on the balance sheet and on a net income basis in the statement of income.  SFAS 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary.  Upon adoption of SFAS 160, we reclassified our condensed consolidated balance sheet and statement of income to conform to the new presentation requirements for the noncontrolling interest in our 70%-owned French subsidiary.  Subsequent to our adoption of SFAS 160, if our ownership of a less than wholly owned subsidiary increases for an amount of consideration that exceeds the then-carrying value of the noncontrolling interest related to the increased ownership, the amount of equity attributable to our shareholders will be reduced.

As of June 30, 2009, we adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments which requires us to disclose the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments for interim as well as annual periods.  Prior to the adoption of this FSP, we were only required to disclose this information annually.  We have included the required disclosures above.

As of June 30, 2009, we adopted  FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments which amends existing guidance for the recognition and measurement of other-than-temporary impairments for debt securities classified as available-for-sale and held-to-maturity and expands the disclosure requirements for interim and annual periods for available-for-sale and held-to-maturity debt and equity securities to include additional information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized.  We have included these additional disclosures in Note 3.

We adopted SFAS No. 165, Subsequent Events for the Quarterly Report for the period ending June 30, 2009.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events, including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statement and disclosures regarding all subsequent events.  SFAS 165 also requires a public entity to disclose the date through which an entity has evaluated subsequent events.  Adoption of SFAS 165 did not have a material affect on our condensed consolidated financial statements.

Index

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles.  SFAS 168 establishes the Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP.  The Codification is not intended to change GAAP but consolidates all existing GAAP sources into a single set of comprehensive standards.  SFAS 168 will become effective for us in the third quarter of 2009 and will not have a material effect on our condensed consolidated financial statements.

During the fourth quarter of 2008, the FASB issued FSP FAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends SFAS No. 87, 88 and 106 to require expanded disclosures about employers’ pension plan assets.  FSP 132 (R)-1 will be effective for us beginning with our 2009 annual report, and we will provide the expanded disclosures about our pension plan assets at that time.

Note 2 – Inventories

	December 31, 2008	June 30, 2009
	(In millions)

Raw materials	$138.0	$127.4
Work-in-process	264.1	250.3
Finished products	119.8	119.4
Inventory consigned to customers	19.2	16.8
Supplies	28.6	33.1

Total inventories	$569.7	$547.0

Note 3 – Marketable securities

    Our marketable securities consist of investments in the publicly traded shares of related parties.  NL Industries, Inc., Kronos Worldwide, Inc. and Valhi, Inc. are each majority owned subsidiaries of Contran.  All of our marketable securities are classified as available-for-sale, which are carried at fair value using quoted market prices for each marketable security, representing inputs from the highest level (level 1) within the fair value hierarchy.

Index

The following table summarizes our marketable securities as of December 31, 2008 and June 30, 2009:
Marketable security	Fair value measurement level	Market value	Cost basis	Unrealized gains (losses)
		(In millions)

As of December 31, 2008:
Valhi	1	$13.4	$26.4	$(13.0)
NL	1	3.0	2.5	0.5
Kronos	1	-	0.2	(0.2)

Total		$16.4	$29.1	$(12.7)

As of June 30, 2009:
Valhi	1	$9.8	$26.6	$(16.8)
NL	1	1.6	2.5	(0.9)
Kronos	1	0.6	0.7	(0.1)

Total		$12.0	$29.8	$(17.8)

During 2008 and the first six months of 2009, we purchased 1.3 million shares of Valhi common stock in market transactions for an aggregate of $26.6 million, and we held approximately 1.1% of Valhi common stock at June 30, 2009.  Additionally, we held approximately 0.5% of NL’s outstanding common stock and 0.2% of Kronos’ outstanding common stock at June 30, 2009.  Valhi and NL held an aggregate of approximately 95.2% of Kronos’ outstanding common stock at June 30, 2009.

Because we have classified all of our marketable securities as available-for-sale, any unrealized gains or losses on the securities are recognized through other comprehensive income.  With respect to our investment in Valhi common stock, we considered the decline in market price for Valhi common stock to be temporary at June 30, 2009.  We considered all available evidence in reaching this conclusion.  While our investment in Valhi common stock has been in a continuous unrealized loss position since August 2008, the positive evidence we considered to conclude the decline was temporary at June 30, 2009 includes (i) our ability and intent to hold the investment in Valhi common stock for a reasonable period of time sufficient for the recovery of fair value (as evidenced by the amount of liquidity we currently have with cash on hand and our borrowing availability) and (ii) the significant partial recovery of fair value as the quoted market price for Valhi common stock increased 70% during the month of July 2009 as compared to the 63% decline in Valhi’s quoted market price during the period from August 2008 through June 2009.  For our other investments in marketable securities that currently have cost bases in excess of their respective market values, we currently believe the decline in market prices of these securities to be temporary in nature as a result of recent market volatility.

We will continue to monitor the quoted market prices for these securities.  If we conclude in the future that the decline in value of one or more of these securities was other than temporary, we would recognize an impairment through an income statement charge at that time.  Such income statement impairment charge would be offset in other comprehensive income by the reversal of the previously recognized unrealized losses to the extent they were previously recognized in accumulated other comprehensive income.

Index

Note 4 – Property and equipment

	December 31, 2008	June 30, 2009
	(In millions)

Land and improvements	$12.5	$13.5
Buildings and improvements	57.8	66.1
Information technology systems	71.0	73.3
Manufacturing equipment and other	481.1	550.8
Construction in progress	109.3	53.4

Total property and equipment	731.7	757.1

Less accumulated depreciation	304.6	329.8

Total property and equipment, net	$427.1	$427.3

Note 5 – Other noncurrent assets

	December 31, 2008	June 30, 2009
	(In millions)

Prepaid conversion services	$44.7	$43.4
Other	14.4	16.3

Total other noncurrent assets	$59.1	$59.7

Note 6 – Accrued and other current liabilities

	December 31, 2008	June 30, 2009
	(In millions)

Employee related	$38.3	$21.3
Deferred revenue	18.5	14.2
Other	19.3	27.1

Total accrued liabilities	$76.1	$62.6

Note 7 – Equity

During 2007, our board of directors authorized the repurchase of up to $100 million of our common stock in open market transactions or in privately negotiated transactions, with the intention that any repurchased shares will be retired and cancelled.  During the first half of 2009, we purchased 0.4 million shares of our common stock for an aggregate purchase price of $4.4 million, which were cancelled prior to June 30, 2009.  At June 30, 2009, we could purchase an additional $59.1 million of our common stock under our board of directors’ authorization.

Index

Note 8 – Employee benefits

    Defined benefit pension plans.  The components of the net periodic pension expense are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(In millions)

Service cost	$1.2	$0.8	$2.4	$1.6
Interest cost	4.4	3.7	8.7	7.1
Expected return on plan assets	(5.8)	(3.2)	(11.5)	(6.2)
Amortization of prior service cost	0.1	0.1	0.2	0.3
Amortization of net losses	0.6	2.4	1.3	4.7

Total pension expense	$0.5	$3.8	$1.1	$7.5

Postretirement benefits other than pensions (“OPEB”).  The components of net periodic OPEB expense are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(In millions)

Service cost	$0.3	$0.3	$0.6	$0.6
Interest cost	0.4	0.4	0.8	0.8
Amortization of prior service credit	(0.1)	-	(0.2)	(0.1)
Amortization of net losses	0.1	0.1	0.3	0.3

Total OPEB expense	$0.7	$0.8	$1.5	$1.6

Note 9 – Income taxes

	Six months ended June 30,
	2008	2009
	(In millions)

Expected income tax expense, at 35%	$45.5	$14.9
Non-U.S. tax rates	(0.9)	0.5
U.S. state income taxes, net	2.6	0.9
Incremental U.S. tax on earnings of foreign subsidiary	(0.6)	(0.7)
Nondeductible expenses	0.3	0.6
Nontaxable income	(7.5)	(5.2)
Domestic manufacturing credit	(1.9)	(0.5)
Uncertain tax positions	1.4	2.1
Other, net	(0.2)	0.2

Total income tax expense	$38.7	$12.8

Index

Note 10 – Commitments and contingencies

Environmental matters.  As part of our continuing environmental assessment with respect to our plant site in Henderson, Nevada, during 2008 we completed and submitted to the Nevada Department of Environmental Protection (“NDEP”) a Remedial Alternative Study (“RAS”) with respect to the groundwater located beneath the plant site.  The RAS, which was submitted pursuant to an existing agreement between the NDEP and us, addressed the presence of certain contaminants in the plant site groundwater that require remediation.  The NDEP completed its review of the RAS and our proposed remedial alternatives during 2008, and the NDEP issued its record of decision in February 2009, which selected our preferred groundwater remedial alternative action plan.

As of June 30, 2009, we have $3.3 million accrued for remediation activities anticipated at our Henderson plant site, including amounts accrued at the lower end of the range of estimated costs for the groundwater remedial action plan selected by the NDEP in its record of decision.  We will continue evaluating alternative methods and timing for all of our remediation activities, and if necessary, we may revise our estimated costs in the future.  We estimate the upper end of the range of reasonably possible costs related to all of our environmental matters, including the current accrual, to be approximately $5.7 million.  We expect these estimated costs to be incurred over a remediation period of at least five years.

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

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(In millions)
Numerator:
Net income attributable to TIMET common stockholders	$47.3	$8.6	$87.6	$28.3
Dividends on Series A Preferred Stock (1)	0.1	-	0.2	0.1

Diluted net income attributable to TIMET common stockholders	$47.4	$8.6	$87.8	$28.4

Denominator:
Average common shares outstanding	181.0	181.0	181.8	181.0
Average dilutive stock options	-	-	0.1	-
Series A Preferred Stock (1)	1.0	-	1.1	1.0

Diluted shares	182.0	181.0	183.0	182.0

(1)
Series A Preferred Stock dividends of $0.1 million and assumed conversion of Series A Preferred Stock into 1.0 million shares of common stock have been excluded from the numerator and denominator reconciliations, respectively, due to the anti-dilutive effects for the three months ended June 30, 2009.

Index

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

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(In millions, except product shipment data)
Titanium melted and mill products:
Melted product net sales	$27.6	$18.1	$61.4	$34.9
Mill product net sales	236.0	169.4	465.6	337.2
Other titanium product sales	33.7	18.2	64.0	37.0

Total net sales	$297.3	$205.7	$591.0	$409.1

Melted product shipments:
Volume (metric tons)	845	605	1,945	1,240
Average selling price (per kilogram)	$32.60	$29.95	$31.55	$28.15

Mill product shipments:
Volume (metric tons)	3,785	3,200	7,355	6,115
Average selling price (per kilogram)	$62.35	$52.95	$63.30	$55.15

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

Index

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2009 compared to quarter ended June 30, 2008

Summarized financial information.  The following table summarizes certain information regarding our results of operations for the three months ended June 30, 2008 and 2009.  Our reported average selling prices are a reflection of actual selling prices after the effects of currency exchange rates, customer and product mix and other related factors throughout the periods presented.

	Three months ended June 30,
	2008	% of total net sales	2009	% of total net sales
	(In millions, except product shipment data)
Net sales:
Melted products	$27.6	9%	$18.1	9%
Mill products	236.0	79%	169.4	82%
Other titanium products	33.7	12%	18.2	9%

Total net sales	297.3	100%	205.7	100%

Cost of sales	213.0	72%	174.1	85%

Gross margin	84.3	28%	31.6	15%

Selling, general, administrative and development expense	16.2	5%	15.8	8%
Other income (expense), net	0.7	-	(0.2)	-

Operating income	$68.8	23%	$15.6	7%

Melted product shipments:
Volume (metric tons)	845		605
Average selling price (per kilogram)	$32.60		$29.95

Mill product shipments:
Volume (metric tons)	3,785		3,200
Average selling price (per kilogram)	$62.35		$52.95

Index

Net sales.  Our net sales were $205.7 million for the second quarter of 2009 compared to net sales of $297.3 million for the second quarter of 2008.  The 31% decrease in net sales was principally the result of reduced volumes and lower average selling prices in the second quarter of 2009 compared to the same period in 2008.  Product shipment volumes decreased 28% for melted products and 15% for mill products from the second quarter of 2008 to the second quarter of 2009, and average selling prices decreased 8% for melted products and 15% for mill products over these same periods.  Average selling prices are lower due to competitive pricing pressures resulting from lower demand for titanium products and declines in raw material costs, primarily titanium scrap, which have contributed to lower selling prices for certain products under long-term customer agreements, in part due to raw material indexed pricing adjustments included in certain of these agreements.  Although we believe the long-term global outlook for titanium is favorable, recent adjustments to production schedules for Boeing and Airbus, delays in the completion of testing and development of the Boeing 787 and a weak global economy are expected to continue to impact customer inventory levels, product demand and product selling prices until commercial aerospace production schedules stabilize and global economic conditions improve.

Gross margin.  For the second quarter of 2009, our gross margin was $31.6 million as compared to $84.3 million for the second quarter of 2008, primarily reflecting the effects of lower volumes and average selling prices for our melted and mill products.  In addition, the favorable impacts from declining raw material costs, primarily titanium scrap, on our gross margin were largely offset by higher per-unit overhead costs, as well as unabsorbed overhead and other fixed production costs charged directly to cost of sales for certain manufacturing operations in the second quarter of 2009, as a result of low utilization of production capacity.

Operating income.  Our operating income for the second quarter of 2009 was $15.6 million compared to $68.8 million for the same period of 2008, reflecting primarily the decline in gross margin.

Income taxes.  Our tax provision of $5.7 million resulted in an effective income tax rate of 39% for the second quarter of 2009, and our tax provision of $20.8 million resulted in a 30% effective tax rate for the second quarter of 2008.  We operate in multiple tax jurisdictions, and as a result, the geographic mix of our pre-tax income or loss can impact our overall effective tax rate.  Our effective income tax rate in the 2009 period was higher than the U.S. statutory rate due primarily due to the net effects of a higher percentage of earnings in 2009 being generated in higher tax rate jurisdictions and the overall mix of our pre-tax income or loss for the 2009 period, and our effective income tax rate in the 2008 period was lower than the U.S. statutory rate due to the implementation of an internal corporate reorganization prior to 2008.  See Note 9 to the condensed consolidated financial statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense.

Index

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Summarized financial information.  The following table summarizes certain information regarding our results of operations for the six months ended June 30, 2008 and 2009.  Our reported average selling prices are a reflection of actual selling prices after the effects of currency exchange rates, customer and product mix and other related factors throughout the periods presented.

	Six months ended June 30,
	2008	% of total net sales	2009	% of total net sales
	(In millions, except product shipment data)
Net sales:
Melted products	$61.4	10%	$34.9	9%
Mill products	465.6	79%	337.2	82%
Other titanium products	64.0	11%	37.0	9%

Total net sales	591.0	100%	409.1	100%

Cost of sales	425.6	72%	338.1	83%

Gross margin	165.4	28%	71.0	17%

Selling, general, administrative and development expense	33.5	6%	30.6	7%
Other (expense) income, net	(0.3)	-	1.7	-

Operating income	$131.6	22%	$42.1	10%

Melted product shipments:
Volume (metric tons)	1,945		1,240
Average selling price (per kilogram)	$31.55		$28.15

Mill product shipments:
Volume (metric tons)	7,355		6,115
Average selling price (per kilogram)	$63.30		$55.15

Net sales.  Our net sales were $409.1 million for the first half of 2009 compared to net sales of $591.0 million for the first half of 2008.  The 31% decrease in net sales was principally the result of lower average selling prices and reduced volumes in the first half of 2009 compared to the same period in 2008.  Product shipment volumes decreased 36% for melted products and 17% for mill products from the first half of 2008 to the first half of 2009, and average selling prices decreased 11% for melted products and 13% for mill products over these same periods.  Average selling pricing are lower due to competitive pricing pressures resulting from lower demand for titanium products and declines in raw material costs, primarily titanium scrap, which contributed to lower selling prices for certain products under long-term customer agreements, in part due to raw material indexed pricing adjustments included in certain of these agreements.  Although we believe the long-term global demand outlook for titanium is favorable, recent adjustments to production schedules for Boeing and Airbus, delays in the completion of testing and development of the Boeing 787 and a weak global economy are expected to continue to impact customer inventory levels, product demand and product selling prices until commercial aerospace production schedules stabilize and global economic conditions improve.

Index

Gross margin.  For the first half of 2009, our gross margin was $71.0 million as compared to $165.4 million for the first half of 2008, primarily reflecting the effects of lower volumes and average selling prices for our melted and mill products.  Additionally, the favorable impacts from declining raw material costs, primarily titanium scrap, on our gross margins were largely offset by higher per-unit overhead costs, as well as unabsorbed overhead and other fixed production costs charged directly to cost of sales for certain manufacturing operations in the first half of 2009, as a result of low utilization of production capacity.

Operating income.  Our operating income for the first half of 2009 was $42.1 million compared to $131.6 million for the same period of 2008, primarily reflecting the decline in gross margin.

Income taxes.  Our effective income tax rate was 30% for the first six months of 2009 and 2008.  We operate in multiple tax jurisdictions, and as a result, the geographic mix of our pre-tax income or loss can impact our overall effective tax rate.  Our effective income tax rates in both periods were lower than the U.S. statutory rate due to the implementation of an internal corporate reorganization prior to 2008.  See Note 9 to the Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense.

European operations

We have substantial operations located in the United Kingdom, France and Italy.  Approximately 37% of our sales originated in Europe for the six months ended June 30, 2009, a portion of which were denominated in foreign currency, principally the British pound sterling or the euro.  Certain raw material costs, principally purchases of titanium sponge and alloys for our European operations, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies.  The functional currencies of our European subsidiaries are those of their respective countries, and our European subsidiaries are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results.  Our European operations may incur borrowings denominated in U.S. dollars or in their respective functional currencies.  Our export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations.  We do not use currency contracts to hedge our currency exposures.

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

Index

Overall, fluctuations in foreign currency exchange rates had the following effects on our sales and operating income in the first three and six months of 2009 as compared to the corresponding periods of 2008:

	Three months ended June 30, 2009 vs. 2008	Six months ended June 30, 2009 vs. 2008
	(In millions)

Increase (decrease) in:
Net sales	$(16.2)	$(37.4)
Operating income	1.3	(1.4)

Outlook

Shipments of our titanium mill products for the first half of 2009 were 21% lower than shipments in the second half of 2008, which reflects the continuing softness in demand, particularly within the commercial aerospace sector.  In addition to the ongoing global economic recession, circumstances within the commercial aerospace market continue to contribute to weak demand and lower prices for titanium products.  Reduced passenger traffic and reduced financing available to commercial airlines and aircraft leasing companies have contributed to reduced production schedules for commercial aircraft.  Also, excess supply chain inventories, particularly those related to production delays for the Boeing 787, continue to suppress customer demand for titanium products.  The most recent delay in the 787 production schedule occurred in June 2009, and Boeing currently has not announced a revised schedule for test flights and initial deliveries.

Customer demand for our products is expected to remain soft until various matters impacting commercial aircraft production schedules begin to be resolved, inventory levels begin to stabilize and the global economy begins to improve.  It is difficult to predict when demand for our products will improve due to uncertainties related to global economic conditions and the outcome of current aircraft production challenges faced by major commercial aircraft manufacturers.  Although we have long-term agreements with a majority of our major customers, many of which specify annual pricing mechanisms and minimum purchase commitments, we anticipate that overall sales volumes and average selling prices for the remainder of 2009 will remain significantly below 2008 levels.  We continue to adjust our production rates, global workforce and cost structures in response to changes in demand for our products.  Although per-unit costs for both melted and mill products have been favorably impacted by declining raw material costs, primarily titanium scrap, such cost reductions are currently being offset by higher per-unit production and overhead costs resulting from allocation of such costs over lower production volumes.

Through careful management of production rates and costs in the current challenging economic environment, as well as conservative capital investment, we continue to maintain positive cash flows and a strong balance sheet, including $106.6 million of cash, borrowing availability under our bank credit agreements of approximately $217.5 million and no bank debt as of June 30, 2009.  While we will continue to adjust our cost structure and production rates as necessary to promote operating cash flow and preserve our financial strength, earnings for the remainder of the year will be below earnings achieved in the first half of the year based on current volume expectations.

Index

Despite current challenges, we believe the overall industry outlook supports a long-term favorable trend in demand for titanium products.  This trend is driven in part by the long-term demand in the commercial aerospace industry for a new generation of more fuel-efficient aircraft that require a significantly higher percentage of titanium than earlier models.  In July 2009, The Airline Monitor, a leading aerospace publication, issued its semi-annual forecast for commercial aircraft deliveries.  Aggregate annual deliveries for both Boeing and Airbus are expected to reach record numbers of aircraft during each year from 2009 through 2013 (totaling at least 960 aircraft deliveries each year during the period).  Although forecasted deliveries for twin-aisle aircraft through 2013 have declined 4% from 1,450 to 1,390 since The Airline Monitor’s January 2009 forecast primarily due to production delays on the Boeing 787, changes to production schedules for certain other commercial aircraft and global economic factors, a 22% increase in forecasted deliveries of Boeing and Airbus single-aisle aircraft through 2013 has resulted in a net increase to the expected titanium consumption over the next five years compared to The Airline Monitor’s January 2009 forecast for titanium consumption.  Beyond 2013, projected aircraft deliveries remain strong as fuel efficiency and expansion of the global fleet in developing areas, such as Asia, provide key drivers of long-term demand within the commercial aerospace industry.  Although the duration of the current global recession may impact the timing of the demand recovery, this updated forecast supports our belief that long-term industry-wide demand trends will remain strong for the foreseeable future.

We continue to pursue our strategic plans to improve our production capabilities, with a focus on opportunities to improve our operating flexibility, efficiency and cost structure, to meet our customers’ long-term needs.  In particular, we continue to enhance our ability to meet our current and prospective customers’ needs and strengthen our position as a reliable supplier in markets where technical ability and precision are critical.  We have been successful over the last several years in establishing significant flexibility and cost advantages in our entire manufacturing process.  We believe our efficient manufacturing processes and strong balance sheet have kept us well-positioned in the current economic environment, and we believe our financial strength will allow us to continue to invest in our business, fully serve our current and prospective customers and pursue strategic opportunities when appropriate.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated cash flows for the six months ended June 30, 2008 and 2009 are presented below.  The following should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

	Six months ended June 30,
	2008	2009
	(In millions)
Cash provided by (used in):
Operating activities	$86.4	$76.4
Investing activities	(89.4)	(12.9)
Financing activities	(46.4)	(4.4)

Net cash (used in) provided by operating, investing and financing activities	$(49.4)	$59.1

Index

Operating activities. Cash flow from operations is considered a primary source of our liquidity.  Changes in pricing, production volume and customer demand, among other things, could significantly affect our liquidity.  Cash provided by operating activities decreased $10.0 million, from $86.4 million for the first six months of 2008 to $76.4 million for the first six months of 2009.  The net effects of the following significant items contributed to the overall decrease in cash provided by operating activities:

•	lower operating income of $89.5 million in 2009;

•
higher net cash provided by operations resulting from changes in receivables, inventories, payables and accrued liabilities of $34.3 million in 2009 in response to changing working capital requirements primarily resulting from declining inventory levels and other affects from overall reduced demand for our products; and

•	lower net cash paid for income taxes in 2009 of $29.0 million primarily due to the lower earnings in 2009.

Investing activities.  Cash flows used in our investing activities decreased from $89.4 million in the first six months of 2008 to $12.9 million in the first six months of 2009.  Our capital expenditures were $66.2 million during the first six months of 2008 compared to $16.3 million in 2009.  Capital projects and other significant investing activities include the following:

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

•	We purchased $21.4 million in marketable equity securities during the first six months of 2008 and $0.7 million during the first six months of 2009.

Financing activities.  We had the following significant items included in our cash flows from financing activities:

•	We received cash from net borrowings of $22.5 million in the first half of 2008.

•	We paid dividends on our common stock of $27.3 million in the first half of 2008.

•	We purchased $36.5 million of treasury stock during the first half of 2008 and $4.4 million during the first half of 2009.

In February 2009, our board of directors suspended our quarterly common stock dividend after considering the current economic and financial environment.

Index

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

At June 30, 2009, we had aggregate borrowing availability under our existing U.S. and European credit facilities of $217.5 million, and we had an aggregate of $106.6 million of cash and cash equivalents.  Our U.S. credit facility matures in February 2011, and our U.K. credit facility matures in July 2010.  Based upon our expectations of our operating performance, anticipated demands on our cash resources, borrowing availability under our existing credit facilities and anticipated borrowing capacity after the maturity of these credit facilities, we expect to have sufficient liquidity to meet our short-term (defined as the next twelve-month period) and long-term obligations, including the completion of our ongoing capacity expansion projects, some of which are discussed below.  If actual developments differ from our expectations, our liquidity could be adversely affected.

Repurchases of common stock.  At July 29, 2009, we had approximately $58.1 million available for repurchase of our common stock under the authorizations described in Note 7 to Condensed Consolidated Financial Statements.

Capital expenditures.  We currently estimate we will invest a total of approximately $40 million to $50 million for capital expenditures during 2009.  In response to current economic conditions, our planned capital expenditures are limited to those required to properly maintain our equipment and facilities or complete active projects.  Capital spending for 2009 is expected to be funded by cash flows from operating activities or existing cash resources and available credit facilities.

While our planned capital expenditures will be primarily to maintain our current production levels, we continue to evaluate additional opportunities to improve or replace productive assets including capital projects, acquisitions or other investments which, if consummated, any required funding would be provided by borrowings under our U.S. or European credit facilities.

Index

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

Recent accounting pronouncements.  See Note 1 to Condensed Consolidated Financial Statements.

Critical accounting policies.  For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our 2008 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2009.

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

Index

Item 4.              CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our Chief Executive Officer, and James W. Brown, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2009.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

Changes in internal control over financial reporting.  There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected our internal control over financial reporting.

Index

PART II. – OTHER INFORMATION

Item 1.              LEGAL PROCEEDINGS

Refer to Note 10 of the Condensed Consolidated Financial Statements and to our 2008 Annual Report for descriptions of certain previously reported legal proceedings.

Item 1A.           RISK FACTORS

        There have been no material changes in the first six months of 2009 with respect to our risk factors presented in Item 1A in our 2008 Annual Report on Form 10-K.

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

The following table discloses certain information regarding the shares of our common stock we purchased during the second quarter of 2009 (we made no purchases during April and May 2009).  All of these purchases were made under the repurchase program in open market transactions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Maximum dollar value that may yet be purchased under the publicly announced plan
				(In millions)
June 1, 2009 to June 30, 2009	425,900	$10.13	425,900	$59.1

Item 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2009 Annual Meeting of Shareholders on May 11, 2009.  Keith R. Coogan, Glenn R. Simmons, Harold C. Simmons, Thomas P. Stafford, Steven L. Watson, Terry N. Worrell and Paul J. Zucconi were elected as directors, each receiving votes “For” their election from at least 89% of the 181.1 million common shares eligible to vote at the Annual Meeting.

Index

Item 6.              EXHIBITS

10.1*	First Amendment to Titanium Sponge Supply Agreement dated April 20, 2009 between Toho Titanium Co., Ltd. and Titanium Metals Corporation, filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

TITANIUM METALS CORPORATION

Date: August 4, 2009	By	/s/ James W. Brown
James W. Brown
Vice President and Chief Financial Officer

Date: August 4, 2009	By	/s/ Scott E. Sullivan
Scott E. Sullivan
Vice President and Controller Principal Accounting Officer