Form 10-Q
period 2009-09-30
TITANIUM METALS CORP
filed 2009-11-05
CIK 1011657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of shares of common stock outstanding on October 28, 2009: 180,021,134

TITANIUM METALS CORPORATION

INDEX

Page
Number

Items 3, 4 and 5 of Part II are omitted because there is no information to report.

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,	September 30,
ASSETS	2008	2009
		(unaudited)
Current assets:
Cash and cash equivalents	$45.0	$143.6
Accounts and other receivables	145.4	134.2
Inventories	569.7	512.5
Refundable income taxes	2.3	4.2
Prepaid expenses and other	4.8	9.0
Deferred income taxes	21.7	22.1

Total current assets	788.9	825.6

Marketable securities	16.4	17.0
Notes receivable from affiliates	58.4	59.1
Property and equipment, net	427.1	420.8
Deferred income taxes	17.8	21.5
Other	59.1	59.3

Total assets	$1,367.7	$1,403.3

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In millions)

	December 31,	September 30,
LIABILITIES AND EQUITY	2008	2009
		(unaudited)
Current liabilities:
Accounts payable	$58.5	$35.3
Accrued and other current liabilities	76.1	71.4
Customer advances	17.6	21.1
Income taxes payable	-	5.2
Deferred income taxes	-	1.4

Total current liabilities	152.2	134.4

Accrued OPEB cost	28.5	29.7
Accrued pension cost	77.5	80.5
Deferred income taxes	-	1.5
Other	9.2	9.2

Total liabilities	267.4	255.3

Equity:
TIMET stockholders’ equity:
Series A Preferred Stock	3.2	3.2
Common stock	1.8	1.8
Additional paid-in capital	523.4	517.8
Retained earnings	696.7	726.2
Accumulated other comprehensive loss	(145.5)	(118.5)

Total TIMET stockholders’ equity	1,079.6	1,130.5

Noncontrolling interest in subsidiary	20.7	17.5

Total equity	1,100.3	1,148.0

Total liabilities and equity	$1,367.7	$1,403.3

Commitments and contingencies (Note 10)

See accompanying Notes to Condensed Consolidated Financial Statements.
Index

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (In millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(unaudited)

Net sales	$295.4	$181.4	$886.3	$590.5
Cost of sales	222.5	163.7	648.0	501.8

Gross margin	72.9	17.7	238.3	88.7

Selling, general, administrative and development expense	18.0	14.2	51.5	44.8
Other (expense) income, net	(2.0)	-	(2.3)	1.7

Operating income	52.9	3.5	184.5	45.6

Other non-operating income, net	4.8	-	3.3	0.5

Income before income taxes	57.7	3.5	187.8	46.1

Provision for income taxes	16.1	2.4	54.9	15.2

Net income	41.6	1.1	132.9	30.9

Noncontrolling interest in net income (loss) of subsidiary	1.3	(0.1)	4.9	1.3

Net income attributable to TIMET stockholders	40.3	1.2	128.0	29.6

Dividends on Series A Preferred Stock	0.1	0.1	0.2	0.2

Net income attributable to TIMET common stockholders	$40.2	$1.1	$127.8	$29.4

Earnings per share attributable to TIMET common stockholders	$0.22	$0.01	$0.70	$0.16

Weighted average shares outstanding:
Basic	181.0	180.6	181.6	180.9
Diluted	182.0	180.6	182.6	180.9

Cash dividends per common share	$0.075	$-	$0.225	$-

See accompanying Notes to Condensed Consolidated Financial Statements.
Index

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine months ended September 30,
	2008	2009
	(unaudited)
Cash flows from operating activities:
Net income	$132.9	$30.9
Depreciation and amortization	35.5	38.1
Deferred income taxes	(6.5)	(2.1)
Other, net	1.6	1.7
Change in assets and liabilities:
Receivables	25.5	14.7
Inventories	(44.2)	71.8
Accounts payable and accrued liabilities	(10.6)	(31.2)
Income taxes	7.3	3.2
Other, net	(13.5)	2.4
Net cash provided by operating activities	128.0	129.5

Cash flows from investing activities:
Capital expenditures	(89.3)	(24.9)
Purchases of marketable securities	(26.4)	(0.7)
Proceeds from sale of property and equipment	-	3.6
Principal payments on notes receivable from affiliates	7.0	0.5
Other, net	(2.2)	(0.4)
Net cash used in investing activities	(110.9)	(21.9)

Cash flows from financing activities:
Indebtedness:
Borrowings	60.7	-
Repayments	(47.6)	-
Common stock dividends	(40.9)	-
Dividends paid to noncontrolling interest in subsidiary	(5.4)	(5.5)
Treasury stock purchases	(36.5)	(5.9)
Other, net	0.2	(0.1)
Net cash used in financing activities	(69.5)	(11.5)

Net cash (used in) provided by operating, investing and financing activities	(52.4)	96.1
Effect of exchange rate changes on cash	(1.2)	2.5
Net cash (used) provided during period	(53.6)	98.6
Cash and cash equivalents at beginning of period	90.0	45.0

Cash and cash equivalents at end of period	$36.4	$143.6

Supplemental disclosures of cash paid for:
Interest	$1.1	$0.6
Income taxes	$54.0	$14.1

See accompanying Notes to Condensed Consolidated Financial Statements.
Index

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)
(In millions)

	TIMET stockholders’ equity
	Series A Preferred Stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Non-controlling interest	Total	Comprehensive income

Balance at January 1, 2009	$3.2	$1.8	$523.4	$696.7	$(145.5)	$-	$20.7	$1,100.3
Net income	-	-	-	29.6	-	-	1.3	30.9	$30.9
Other comprehensive income	-	-	-	-	27.0	-	1.0	28.0	28.0
Treasury stock purchases	-	-	-	-	-	(5.9)	-	(5.9)	-
Treasury stock retirement	-	-	(5.9)	-	-	5.9	-	-	-
Dividends declared to noncontrolling interest in subsidiary	-	-	-	-	-	-	(5.5)	(5.5)
Other	-	-	0.3	(0.1)	-	-	-	0.2	-

Balance at September 30, 2009	$3.2	$1.8	$517.8	$726.2	$(118.5)	$-	$17.5	$1,148.0

Comprehensive income									$58.9

See accompanying Notes to Condensed Consolidated Financial Statements.
Index

TITANIUM METALS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Note 1 – Basis of presentation and organization

Basis of presentation.  The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 that we filed with the Securities and Exchange Commission (“SEC”) on February 26, 2009 (“2008 Annual Report”), except for the application of the presentation and disclosures requirements for noncontrolling interests beginning January 1, 2009, as discussed below.  They include the accounts of Titanium Metals Corporation and its majority owned subsidiaries (collectively referred to as “TIMET”).  Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to TIMET and its subsidiaries, taken as a whole.  All material intercompany transactions and balances with consolidated subsidiaries have been eliminated.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed or omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2008) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim period ended September 30, 2009 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2008 Consolidated Financial Statements contained in our 2008 Annual Report.  Our first three fiscal quarters reported are the approximate 13-week periods ending on the Saturday generally nearest to March 31, June 30 and September 30.  Our fourth fiscal quarter and fiscal year always end on December 31.  For presentation purposes, our financial statements and the accompanying notes have been presented as ended on March 31, June 30, September 30 and December 31, as applicable.  We evaluated the events occurring after the balance sheet for potential recognition and disclosure through November 5, 2009, the date the financial statements were issued.

Organization.  At September 30, 2009, subsidiaries of Contran Corporation held 27.4% of our outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons.  At September 30, 2009, Mr. Simmons and his spouse owned an aggregate of 16.5% of our common stock, and the Combined Master Retirement Trust (“CMRT”), a trust sponsored by Contran to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Contran and certain related companies, held an additional 8.6% of our common stock.  Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT.  Consequently, Mr. Simmons may be deemed to control each of Contran and us.

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

Index

Recent accounting pronouncements. Noncontrolling interest - On January 1, 2009, we adopted the accounting and disclosure requirements of Statement of Financial Accounting Standard (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, which is now included with Accounting Standards Codification (“ASC”) Topic 810 Consolidation.  This principle establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  On a prospective basis, any changes in ownership will be accounted for as equity transactions with no gain or loss recognized on the transactions unless there is a change in control.  Previously, such changes in ownership would generally result either in the recognition of additional goodwill (for an increase in ownership) or a gain or loss included in the determination of net income (for a decrease in ownership).  This principle also standardizes the presentation of noncontrolling interest as a component of equity on the balance sheet and on a net income basis in the statement of income and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary.  Upon applying the accounting and disclosure guidance, we reclassified our condensed consolidated balance sheet and statement of income to conform to the new presentation requirements for the noncontrolling interest in our 70%-owned French subsidiary.  Subsequently, if our ownership of a less than wholly owned subsidiary increases for an amount of consideration that exceeds the then-carrying value of the noncontrolling interest related to the increased ownership, the amount of equity attributable to our shareholders will be reduced.

Fair value disclosures - As of June 30, 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is now included with ASC Topic 825 Financial Instruments and requires us to disclose the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position for interim as well as annual periods.  Prior to the adoption of this principle, we were only required to disclose this information annually.  We have included these required disclosures.

Other-than-temporary impairments - As of June 30, 2009, we adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which is now included with ASC Topic 320 Investments - Debt and Equity Securities and amends existing guidance for the recognition and measurement of other-than-temporary impairments for debt securities classified as available-for-sale and held-to-maturity and expands the disclosure requirements for interim and annual periods for available-for-sale and held-to-maturity debt and equity securities to include additional information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized.  We have included these additional disclosures in Note 3.

Subsequent events – Beginning with the Quarterly Report for the period ending June 30, 2009, we adopted SFAS No. 165, Subsequent Events, which is now included with ASC Topic 855 Subsequent Events.  This principle establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events.  The principle clarifies existing guidance on subsequent events, including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statements and disclosures regarding all subsequent events.  The principle also requires a public entity to disclose the date through which the public entity has evaluated subsequent events but did not have a material effect on our Condensed Consolidated Financial Statements.

Index

Benefit plan asset disclosures - During the fourth quarter of 2008, the FASB issued FSP FAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is now included with ASC Subtopic 715-20 Compensation – Retirement Benefits – Defined Benefit Plans, which amends SFAS No. 87, 88 and 106 to require expanded disclosures about employers’ pension plan assets.  This principle will be effective for us beginning with our 2009 annual report, and we will provide the expanded disclosures about our pension plan assets at that time.

       Revenue arrangements with multiple deliverables – In October 2009, the FASB issued Accounting Standards Update (“Update”) 2009-13 Multiple-Deliverable Revenue Arrangements, which will amend ASC Topic 605-25 Revenue Recognition – Multiple-Element Arrangements.  Update 2009-13 eliminates the residual method of allocating revenue to each deliverable in a multiple deliverable arrangement and requires the use of the residual selling price method of allocation using the vendor’s best estimate of the selling price of a particular deliverable if vendor-specific and third-party evidence of a selling price do not exist.  Update 2009-13 also increases disclosure requirements for these arrangements.  We expect to adopt Update 2009-13 on a prospective basis for revenue arrangements with multiple deliverables entered into or modified beginning in 2011, and we do not expect the adoption to have a material effect on our condensed consolidated financial statements.

       Other.  From time to time, companies related to Contran will have loans and advances outstanding between them and various related parties pursuant to term and demand notes.  These loans and advances are generally entered into for cash management purposes, in which the lender is generally able to earn a higher rate of return on the loan than would have been earned if the lender invested the funds in other investments, and the borrower is able to pay a lower rate of interest than would be paid if the borrower had incurred third-party indebtedness.  While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to the lender, the lender will evaluate the credit risks involved and appropriately reflect those credit risks in the terms of the applicable loan.  In this regard, on November 4, 2009 we entered into an unsecured revolving credit facility pursuant to which Contran may borrow up to $30 million from us.  Our loans to Contran will bear interest at the prime rate minus 1.5% for the first $15 million borrowed, and the prime rate for any amounts borrowed in excess of $15 million, with all principal due on demand (and in any event no later than December 31, 2010).  The amount of our outstanding loans we have to Contran at any time is solely at our discretion.  On November 4, 2009, Contran borrowed and aggregate $20.1 million pursuant to this facility.

Note 2 – Inventories

	December 31, 2008	September 30, 2009
	(In millions)

Raw materials	$138.0	$130.4
Work-in-process	264.1	224.2
Finished products	119.8	108.1
Inventory consigned to customers	19.2	17.5
Supplies	28.6	32.3

Total inventories	$569.7	$512.5

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
The following table summarizes our marketable securities:
Marketable security	Fair value measurement level	Market value	Cost basis	Unrealized gains (losses)
		(In millions)

As of December 31, 2008:
Valhi	1	$13.4	$26.4	$(13.0)
NL	1	3.0	2.5	0.5
Kronos	1	-	0.2	(0.2)

Total		$16.4	$29.1	$(12.7)

As of September 30, 2009:
Valhi	1	$14.8	$26.6	$(11.8)
NL	1	1.5	2.5	(1.0)
Kronos	1	0.7	0.7	-

Total		$17.0	$29.8	$(12.8)

During 2008 and the first nine months of 2009, we purchased 1.3 million shares of Valhi common stock in market transactions for an aggregate of $26.6 million, and we held approximately 1.1% of Valhi common stock at September 30, 2009.  Additionally, we held approximately 0.5% of NL’s outstanding common stock and 0.2% of Kronos’ outstanding common stock at September 30, 2009.  Valhi and NL held an aggregate of approximately 95.2% of Kronos’ outstanding common stock at September 30, 2009.

Because we have classified all of our marketable securities as available-for-sale, any unrealized gains or losses on the securities are recognized through other comprehensive income.  With respect to our investment in Valhi common stock, we considered the decline in market price for Valhi common stock to be temporary at September 30, 2009.  We considered all available evidence in reaching this conclusion.  While our investment in Valhi common stock has been in a continuous unrealized loss position since August 2008, the positive evidence we considered to conclude the decline was temporary at September 30, 2009 includes (i) our ability and intent to hold the investment in Valhi common stock for a reasonable period of time sufficient for the recovery of fair value (as evidenced by the amount of liquidity we currently have with cash on hand and our borrowing availability) and (ii) the significant partial recovery of fair value as the quoted market price for Valhi common stock increased as much as 88% during the third quarter 2009 as compared to the 63% decline in Valhi’s quoted market price during the period from August 2008 through June 2009.  For our other investment in marketable securities that currently has a cost basis in excess of its market value, we currently believe the decline in market price of this security to be temporary in nature as a result of recent market volatility.

Index

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

Note 4 – Property and equipment

	December 31, 2008	September 30, 2009
	(In millions)

Land and improvements	$12.5	$13.6
Buildings and improvements	57.8	70.8
Information technology systems	71.0	73.1
Manufacturing equipment and other	481.1	557.7
Construction in progress	109.3	40.6

Total property and equipment	731.7	755.8

Less accumulated depreciation	304.6	335.0

Total property and equipment, net	$427.1	$420.8

Note 5 – Other noncurrent assets

	December 31, 2008	September 30, 2009
	(In millions)

Prepaid conversion services	$44.7	$42.8
Other	14.4	16.5

Total other noncurrent assets	$59.1	$59.3

Note 6 – Accrued and other current liabilities

	December 31, 2008	September 30, 2009
	(In millions)

Employee related	$38.3	$21.3
Deferred revenue	18.5	33.2
Other	19.3	16.9

Total accrued and other current liabilities	$76.1	$71.4

Index

Note 7 – Equity

During 2007, our board of directors authorized the repurchase of up to $100 million of our common stock in open market transactions or in privately negotiated transactions, with the intention that any repurchased shares will be retired and cancelled.  During the first nine months of 2009, we purchased 0.6 million shares of our common stock for an aggregate purchase price of $5.9 million, which were cancelled prior to September 30, 2009.  At September 30, 2009, we could purchase an additional $57.6 million of our common stock under our board of directors’ authorization.

Note 8 – Employee benefits

        Defined benefit pension plans.  The components of the net periodic pension expense are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(In millions)

Service cost	$1.2	$0.9	$3.6	$2.4
Interest cost	4.3	3.9	13.1	11.0
Expected return on plan assets	(5.7)	(3.4)	(17.2)	(9.6)
Amortization of prior service cost	0.1	0.1	0.3	0.4
Amortization of net losses	0.6	2.6	1.9	7.3

Total pension expense	$0.5	$4.1	$1.7	$11.5

Postretirement benefits other than pensions (“OPEB”).  The components of net periodic OPEB expense are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(In millions)

Service cost	$0.3	$0.4	$0.8	$0.9
Interest cost	0.4	0.3	1.2	1.2
Amortization of prior service credit	(0.1)	-	(0.2)	(0.1)
Amortization of net losses	0.1	-	0.4	0.3

Total OPEB expense	$0.7	$0.7	$2.2	$2.3

Index

Note 9 – Income taxes

	Nine months ended September 30,
	2008	2009
	(In millions)

Expected income tax expense, at 35%	$65.7	$16.1
Non-U.S. tax rates	(1.3)	0.7
U.S. state income taxes, net	3.7	1.1
Nontaxable income	(11.2)	(5.1)
Domestic manufacturing credit	(4.0)	(0.9)
Uncertain tax positions	2.1	2.1
Other, net	(0.1)	1.2

Total income tax expense	$54.9	$15.2

Note 10 – Commitments and contingencies

Environmental matters.  As a result of Environmental Protection Agency (“EPA”) inspections, in April 2009 the EPA issued a Notice of Violation (“Notice”) to us alleging that we violated certain provisions of the Resource Conservation and Recovery Act and the Toxic Substances Control Act at our Henderson plant.  We have submitted our response to the Notice to the EPA, including an outline of our actions already taken to address the issues raised by the EPA during the inspections and in the Notice and our planned actions to address any remaining allegations of non-compliance.  The EPA has not replied to our response.

As part of our continuing environmental assessment with respect to our plant site in Henderson, Nevada, during 2008 we completed and submitted to the Nevada Department of Environmental Protection (“NDEP”) a Remedial Alternative Study (“RAS”) with respect to the groundwater located beneath the plant site.  The RAS, which was submitted pursuant to an existing agreement between the NDEP and us, addressed the presence of certain contaminants in the plant site groundwater that require remediation.  The NDEP completed its review of the RAS and our proposed remedial alternatives during 2008, and the NDEP issued its record of decision in February 2009, which selected our preferred groundwater remedial alternative action plan.  We anticipate commencing the work to implement the plan in the first quarter of 2010.

As of September 30, 2009, we have $3.1 million accrued for remediation activities anticipated at our Henderson plant site, including amounts accrued at the lower end of the range of estimated costs for the groundwater remedial action plan selected by the NDEP in its record of decision.  We will continue evaluating alternative methods and timing for all of our remediation activities, and if necessary, we may revise our estimated costs in the future.  We estimate the upper end of the range of reasonably possible costs related to all of our environmental matters, including the current accrual, to be approximately $5.5 million.  We expect these estimated costs to be incurred over a remediation period of at least five years.

Index

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(In millions)
Numerator:
Net income attributable to TIMET common stockholders	$40.2	$1.1	$127.8	$29.4
Dividends on Series A Preferred Stock (1)	0.1	-	0.2	-

Diluted net income attributable to TIMET common stockholders	$40.3	$1.1	$128.0	$29.4

Denominator:
Average common shares outstanding	181.0	180.6	181.6	180.9
Series A Preferred Stock (1)	1.0	-	1.0	-

Diluted shares	182.0	180.6	182.6	180.9

(1) Excludes the anti-dilutive effects from conversion of the outstanding Series A Preferred Stock in both 2009 periods.

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(In millions, except product shipment data)
Titanium melted and mill products:
Melted product net sales	$33.3	$16.1	$94.6	$51.0
Mill product net sales	228.4	149.2	693.5	486.1
Other titanium product sales	33.7	16.1	98.2	53.4

Total net sales	$295.4	$181.4	$886.3	$590.5

Melted product shipments:
Volume (metric tons)	1,115	675	3,060	1,915
Average selling price (per kilogram)	$29.85	$23.90	$30.90	$26.65

Mill product shipments:
Volume (metric tons)	3,845	2,665	11,195	8,775
Average selling price (per kilogram)	$59.40	$56.00	$61.95	$55.40

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

RESULTS OF OPERATIONS

Quarter ended September 30, 2009 compared to quarter ended September 30, 2008

Summarized financial information.  The following table summarizes certain information regarding our results of operations for the three months ended September 30, 2008 and 2009.  Our reported average selling prices are a reflection of actual selling prices after the effects of currency exchange rates, customer and product mix and other related factors throughout the periods presented.

	Three months ended September 30,
	2008	% of total net sales	2009	% of total net sales
	(In millions, except product shipment data)
Net sales:
Melted products	$33.3	11%	$16.1	9%
Mill products	228.4	77%	149.2	82%
Other titanium products	33.7	12%	16.1	9%

Total net sales	295.4	100%	181.4	100%

Cost of sales	222.5	75%	163.7	90%

Gross margin	72.9	25%	17.7	10%

Selling, general, administrative and development expense	18.0	6%	14.2	8%
Other (expense) income, net	(2.0)	1%	-	-

Operating income	$52.9	18%	$3.5	2%

Melted product shipments:
Volume (metric tons)	1,115		675
Average selling price (per kilogram)	$29.85		$23.90

Mill product shipments:
Volume (metric tons)	3,845		2,665
Average selling price (per kilogram)	$59.40		$56.00

Index

Net sales.  Our net sales were $181.4 million for the third quarter of 2009 compared to net sales of $295.4 million for the third quarter of 2008.  The 39% decrease in net sales was principally the result of reduced volumes and, to a lesser extent, lower average selling prices in the third quarter of 2009 compared to the same period in 2008.  Product shipment volumes decreased 39% for melted products and 31% for mill products from the third quarter of 2008 to the third quarter of 2009, as overall titanium demand remains low due to the weak global economy and production delays within the commercial aerospace sector.  Additionally, as a result of these production delays, we believe many of our customers have implemented strategies to reduce excess inventories and to maximize operating cash flows.  Average selling prices decreased 20% for melted products and 6% for mill products over these same periods due to competitive pricing pressures resulting from lower demand for titanium products and a decline in raw material costs, primarily titanium scrap.  The decline in raw material costs has contributed to lower selling prices for certain products under long-term customer agreements, in part due to raw material indexed pricing adjustments included in certain of these agreements.

Gross margin.  For the third quarter of 2009, our gross margin was $17.7 million as compared to $72.9 million for the third quarter of 2008, primarily reflecting the effects of lower volumes and average selling prices for our melted and mill products.  Due to low utilization of our production capacity, the favorable impacts on our gross margin from declining raw material costs, primarily titanium scrap, were largely offset by higher per-unit overhead costs.  In addition, abnormally low production throughout our major manufacturing operations resulted in unabsorbed overhead of $9.4 million for the third quarter of 2009.

Operating income.  Our operating income for the third quarter of 2009 was $3.5 million compared to $52.9 million for the same period of 2008, primarily reflecting the decline in gross margin.

Income taxes.  Our effective income tax rate increased to 69% for the third quarter of 2009 compared to 28% for the third quarter of 2008 primarily due to the net effects of lower earnings, changes in foreign tax law that caused us to revise our judgments regarding our ability to utilize certain foreign tax attributes and incremental taxes on foreign earnings.  We operate in multiple tax jurisdictions, and as a result, the geographic mix of our pre-tax income or loss can impact our overall effective tax rate.  Our effective income tax rate in the 2008 period was lower than the U.S. statutory rate due to the implementation of an internal corporate reorganization prior to 2008.  See Note 9 to the condensed consolidated financial statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense.

Index

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Summarized financial information.  The following table summarizes certain information regarding our results of operations for the nine months ended September 30, 2008 and 2009.  Our reported average selling prices are a reflection of actual selling prices after the effects of currency exchange rates, customer and product mix and other related factors throughout the periods presented.

	Nine months ended September 30,
	2008	% of total net sales	2009	% of total net sales
	(In millions, except product shipment data)
Net sales:
Melted products	$94.6	11%	$51.0	9%
Mill products	693.5	78%	486.1	82%
Other titanium products	98.2	11%	53.4	9%

Total net sales	886.3	100%	590.5	100%

Cost of sales	648.0	73%	501.8	85%

Gross margin	238.3	27%	88.7	15%

Selling, general, administrative and development expense	51.5	6%	44.8	7%
Other (expense) income, net	(2.3)	-	1.7	-

Operating income	$184.5	21%	$45.6	8%

Melted product shipments:
Volume (metric tons)	3,060		1,915
Average selling price (per kilogram)	$30.90		$26.65

Mill product shipments:
Volume (metric tons)	11,195		8,775
Average selling price (per kilogram)	$61.95		$55.40

Net sales.  Our net sales were $590.5 million for the first nine months of 2009 compared to net sales of $886.3 million for the first nine months of 2008.  The 33% decrease in net sales was principally the result of reduced volumes and, to a lesser extent, lower average selling prices in the first nine months of 2009 compared to the same period in 2008.  Product shipment volumes decreased 37% for melted products and 22% for mill products from the first nine months of 2008 to the same period of 2009, as overall titanium demand remains low due to the weak global economy and production delays within the commercial aerospace sector.  Additionally, as a result of these production delays, we believe many of our customers have implemented strategies to reduce excess inventories and to maximize operating cash flows.  Average selling prices decreased 14% for melted products and 11% for mill products over these same periods due to competitive pricing pressures resulting from lower demand for titanium products and a decline in raw material costs, primarily titanium scrap.  The decline in raw material costs has contributed to lower selling prices for certain products under long-term customer agreements, in part due to raw material indexed pricing adjustments included in certain of these agreements.

Index

Gross margin.  For the first nine months of 2009, our gross margin was $88.7 million as compared to $238.3 million for the first nine months of 2008, primarily reflecting the effects of lower volumes and average selling prices for our melted and mill products.  Due to low utilization of our production capacity, the favorable impacts on our gross margin from declining raw material costs, primarily titanium scrap, were largely offset by higher per-unit overhead costs.  In addition, abnormally low production throughout our major manufacturing operations resulted in unabsorbed overhead of $15.7 million for the first nine months of 2009.

Operating income.  Our operating income for the first nine months of 2009 was $45.6 million compared to $184.5 million for the same period of 2008, primarily reflecting the decline in gross margin.

Income taxes.  Our effective income tax rate was 33% for the first nine months of 2009 compared to 29% for the first nine months of 2008.  We operate in multiple tax jurisdictions, and as a result, the geographic mix of our pre-tax income or loss can impact our overall effective tax rate.  Our effective income tax rates in both periods were lower than the U.S. statutory rate due to the implementation of an internal corporate reorganization prior to 2008.  See Note 9 to the Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense.

European operations

We have substantial operations located in the United Kingdom, France and Italy.  Approximately 35% of our sales originated in Europe for the nine months ended September 30, 2009, a portion of which were denominated in foreign currency, principally the British pound sterling or the euro.  Certain raw material costs, principally purchases of titanium sponge and alloys for our European operations, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies.  The functional currencies of our European subsidiaries are those of their respective countries, and our European subsidiaries are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results.  Our European operations may incur borrowings denominated in U.S. dollars or in their respective functional currencies.  Our export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations.  We do not use currency contracts to hedge our currency exposures.

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

Index

As the U.S. dollar strengthened versus the euro and the British pound in the 2009 period compared to the 2008 period, fluctuations in foreign currency exchange rates had the following effects on our sales and operating income in the first three and nine months of 2009 as compared to the corresponding periods of 2008:

	Three months ended Sept 30, 2009 vs. 2008	Nine months ended Sept 30, 2009 vs. 2008
	(In millions)

Increase (decrease) in:
Net sales	$(7.6)	$(44.9)
Operating income	1.9	0.7

Outlook

Shipments of our titanium mill products for the first nine months of 2009 were 22% lower than shipments in the same period of 2008, which reflects the continuing softness in demand, particularly within the commercial aerospace sector.  In addition to the ongoing weak global economy, circumstances within the commercial aerospace market continue to contribute to weak demand and lower prices for titanium products.  Reduced passenger traffic and reduced financing available to commercial airlines and aircraft leasing companies have contributed to reduced production schedules for commercial aircraft.  Further, excess supply chain inventories, particularly as a result of adjustments to production schedules for Boeing and Airbus, including delays in the completion of development and testing of the Boeing 787, continue to suppress customer demand for titanium products.  Customer demand for our products is expected to remain soft until these factors begin to be resolved and inventory levels begin to stabilize.

Although we have long-term agreements with a majority of our major customers, many of which specify annual pricing mechanisms and minimum purchase commitments, we anticipate that overall sales volumes and average selling prices for the remainder of 2009 will remain consistent with levels achieved during the first nine months of 2009.  Boeing recently announced an expected first test flight for the Boeing 787 in the fourth quarter of 2009 and first deliveries in the fourth quarter of 2010.  If Boeing achieves this timeline, we anticipate production rates throughout the commercial aerospace supply chain will accelerate over the next two to three years, which should increase customer demand for our products and positively affect our sales.  We continue to adjust our production rates, global workforce and cost structures in response to changes in demand for our products.  Although per-unit costs for both melted and mill products have been favorably impacted by declining raw material costs, primarily titanium scrap, such cost reductions are currently being offset by higher per-unit production and overhead costs resulting from allocation of such costs over lower production volumes.

Through careful management of production rates and costs, as well as conservative capital investment, we continue to maintain positive cash flows and a strong balance sheet, including $143.6 million of cash, borrowing availability under our bank credit agreements of approximately $217.1 million and no bank debt as of September 30, 2009.  While we will continue to adjust our cost structure and production rates as necessary to promote operating cash flow and preserve our financial strength, earnings for the remainder of the year are expected to be at or near earnings achieved in the third quarter of 2009 based on current volume expectations.

Index

Despite current challenges, we believe the overall industry outlook supports a long-term favorable trend in demand for titanium products for the foreseeable future.  This trend is driven in part by the long-term demand in the commercial aerospace industry for a new generation of more fuel-efficient aircraft that require a significantly higher percentage of titanium than earlier models.  In July 2009, The Airline Monitor, a leading aerospace publication, issued its semi-annual forecast for commercial aircraft deliveries.  Aggregate annual deliveries for both Boeing and Airbus are expected to reach record numbers of aircraft during each year from 2009 through 2013 (totaling at least 960 aircraft deliveries each year during the period).  Although forecasted deliveries for twin-aisle aircraft through 2013 have declined 4% from 1,450 to 1,390 since The Airline Monitor’s January 2009 forecast primarily due to production delays on the Boeing 787, changes to production schedules for certain other commercial aircraft and global economic factors, The Airline Monitor’s July 2009 forecast reflects a 22% increase in deliveries of Boeing and Airbus single-aisle aircraft through 2013, which has created a net increase to the expected titanium consumption over the next five years compared to The Airline Monitor’s January 2009 forecast.  Beyond 2013, projected aircraft deliveries remain strong as fuel efficiency and expansion of the global fleet in developing areas, such as Asia, provide key drivers of long-term demand.  Although the duration of the current global recession may impact the timing of the demand recovery, this updated forecast supports our belief that long-term industry-wide demand trends will remain strong for the foreseeable future.

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

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated cash flows for the nine months ended September 30, 2008 and 2009 are presented below.  The following should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

	Nine months ended September 30,
	2008	2009
	(In millions)
Cash provided by (used in):
Operating activities	$128.0	$129.5
Investing activities	(110.9)	(21.9)
Financing activities	(69.5)	(11.5)

Net cash (used in) provided by operating, investing and financing activities	$(52.4)	$96.1

Operating activities. Cash flow from operations is considered a primary source of our liquidity.  Changes in pricing, production volume and customer demand, among other things, could significantly affect our liquidity.  Cash provided by operating activities was $128.0 million for the first nine months of 2008 and $129.5 million for the first nine months of 2009.  The net effects of the following significant items contributed to the cash provided by operating activities:

Index

•	lower operating income of $138.9 million in 2009;

•
higher net cash provided by operations resulting from changes in receivables, inventories, payables and accrued liabilities of $84.6 million in 2009 in response to changing working capital requirements primarily resulting from declining inventory levels and other affects from overall reduced demand for our products; and

•	lower net cash paid for income taxes in 2009 of $39.9 million primarily due to the lower earnings in 2009.

Investing activities.  Cash flows used in our investing activities decreased from $110.9 million in the first nine months of 2008 to $21.9 million in the first nine months of 2009.  Our capital expenditures were $89.3 million during the first nine months of 2008 compared to $24.9 million in 2009.  Capital projects and other significant investing activities include the following:

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

•	We purchased $26.4 million in marketable equity securities during the first nine months of 2008 and $0.7 million during the first nine months of 2009.

Financing activities.  We had the following significant items included in our cash flows from financing activities:

•	We received cash from net borrowings of $13.1 million in the first nine months of 2008.

•	We paid dividends on our common stock of $40.9 million in the first nine months of 2008.

•	We purchased $36.5 million of treasury stock during the first nine months of 2008 and $5.9 million during the first nine months of 2009.

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

At September 30, 2009, we had aggregate borrowing availability under our existing U.S. and European credit facilities of $217.1 million, and we had an aggregate of $143.6 million of cash and cash equivalents.  Our U.S. credit facility matures in February 2011, and our U.K. revolving credit facility was recently extended and now matures in August 2012.  Based upon our expectations of our operating performance, anticipated demands on our cash resources, borrowing availability under our existing credit facilities and anticipated borrowing capacity after the maturity of these credit facilities, we expect to have sufficient liquidity to meet our short-term (defined as the next twelve-month period) and long-term obligations, including the completion of our ongoing capacity expansion projects, some of which are discussed below.  If actual developments differ from our expectations, our liquidity could be adversely affected.

Repurchases of common stock.  At October 28, 2009, we had approximately $52.6 million available for repurchase of our common stock under the authorizations described in Note 7 to our Condensed Consolidated Financial Statements.

Capital expenditures.  We currently estimate we will invest a total of approximately $30 million to $40 million for capital expenditures during 2009.  In response to current economic conditions, our planned capital expenditures are limited to those required to properly maintain our equipment and facilities or complete active projects.  Capital spending for 2009 is expected to be funded by cash flows from operating activities or existing cash resources and available credit facilities.

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

Recent accounting pronouncements.  See Note 1 to our Condensed Consolidated Financial Statements.

Index

Critical accounting policies.  For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our 2008 Annual Report.  There have been no changes in our critical accounting policies during the first nine months of 2009.

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

Item 4.              CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Steven L. Watson, our Chief Executive Officer, and James W. Brown, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2009.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Index

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

Changes in internal control over financial reporting.  There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected our internal control over financial reporting.

Index

PART II. – OTHER INFORMATION

Item 1.              LEGAL PROCEEDINGS

Refer to Note 10 of the Condensed Consolidated Financial Statements and to our 2008 Annual Report for descriptions of certain previously reported legal proceedings.

Item 1A.           RISK FACTORS

        There have been no material changes in the first nine months of 2009 with respect to our risk factors presented in Item 1A in our 2008 Annual Report on Form 10-K.

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

The following table discloses certain information regarding the shares of our common stock we purchased during the third quarter of 2009 (we made no purchases during September 2009).  All of these purchases were made under the repurchase program in open market transactions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Maximum dollar value that may yet be purchased under the publicly announced plan
				(In millions)
July 1, 2009 to July 31, 2009	125,000	$8.16	125,000	$58.1
August 1, 2009 to August 31, 2009	60,250	$8.34	60,250	$57.6

Index

Item 6.              EXHIBITS

10.1	Unsecured Revolving Demand Promissory Note as of November 4, 2009 made by Contran Corporation payable to TIMET Finance Management Company, filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

TITANIUM METALS CORPORATION

Date: November 5, 2009	By	/s/ James W. Brown
James W. Brown
Vice President and Chief Financial Officer

Date: November 5, 2009	By	/s/ Scott E. Sullivan
Scott E. Sullivan
Vice President and Controller Principal Accounting Officer