Form 10-K
period 2009-12-31
TITANIUM METALS CORP
filed 2010-03-01
CIK 1011657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2009

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
*   Yes ☐No ☐   * the registrant has not yet been phased into the interactive data requirements

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

The aggregate market value of the 85.2 million shares of voting stock held by nonaffiliates of Titanium Metals Corporation as of June 30, 2009 approximated $0.8 billion.  There are no shares of non-voting common stock outstanding.  As of February 19, 2010, 179,646,134 shares of common stock were outstanding.

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

Forward-Looking Information

The statements contained in this Annual Report on Form 10-K (“Annual Report”) that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and in Item 1 - Business, Item 1A – Risk Factors, Item 2 – Properties, Item 3 - Legal Proceedings and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), are forward-looking statements that represent our beliefs and assumptions based on currently available information.  Forward-looking statements can generally be identified by the use of words such as “believes,” “intends,” “may,” “will,” “looks,” “should,” “could,” “anticipates,” “expects” or comparable terminology or by discussions of strategies or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will prove to be correct.  Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results.  Actual future results could differ materially from those described in such forward-looking statements, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including risks and uncertainties in those portions referenced above and those described from time to time in our other filings with the Securities and Exchange Commission (“SEC”) which include, but are not limited to:

•	the cyclicality of the commercial aerospace industry;
•	the performance of our customers and us under our long-term agreements;
•	the existence or renewal of certain long-term agreements;
•	the difficulty in forecasting demand for titanium products;
•	global economic, financial and political conditions;
•	global productive capacity for titanium;
•	changes in product pricing and costs;
•	the impact of long-term contracts with vendors on our ability to reduce or increase supply;
•	the possibility of labor disruptions;
•	fluctuations in currency exchange rates;
•	fluctuations in the market price of marketable securities;
•	uncertainties associated with new product or new market development;
•	the availability of raw materials and services;
•	changes in raw material prices and other operating costs (including energy costs);
•	possible disruption of business or increases in the cost of doing business resulting from terrorist activities or global conflicts;
•	competitive products and strategies; and
•	other risks and uncertainties.

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

Our long-term strategy is to maximize the value of our core aerospace business while expanding our presence in non-aerospace markets and developing new applications and products.  Our existing productive capacity and the availability of our secure third-party conversion capabilities allow us to efficiently respond to the industry’s demand volatility.  As the titanium industry progresses through its demand cycle, we will continue to evaluate opportunities to strategically expand our existing production and conversion capacities through internal expansion and long-term third-party arrangements, as well as potential joint ventures and acquisitions.

Titanium industry. We develop certain industry estimates based on our extensive experience within the titanium industry as well as information obtained from publicly available external resources (e.g., United States Geological Survey, International Titanium Association and Japan Titanium Society).  We estimate we accounted for approximately 16% of 2008 and 18% of 2009 worldwide industry shipments of titanium mill products and approximately 6% of worldwide titanium sponge production in each of 2008 and 2009.  The following chart illustrates our estimates of aggregate industry mill product shipments over the past ten years:

Industry Mill Product Shipments by Sector
(Volumes Exclude Shipments within China and Russia)

The cyclical nature of the commercial aerospace sector has been the principal driver of the historical fluctuations in titanium mill product shipment volume.  Over the past 30 years, the titanium industry has had various cyclical peaks and troughs in mill product shipments.  Over the last ten years, titanium mill product demand in the military, industrial and emerging market sectors has increased, primarily due to the continued development of innovative uses for titanium products in these industries.  Over the last several years we, and the industry as a whole, have experienced significantly increased demand with periods of increased volatility.  We estimate that industry shipments approximated 95,000 metric tons in 2008 and 65,000 metric tons in 2009.  The estimated 32% decline in 2009 was driven by significant reductions in the commercial aerospace and industrial sectors.  We currently expect 2010 total industry mill product shipments to be consistent with 2009 with slight improvements in commercial aerospace.

Commercial aerospace sector - Demand for titanium products within the commercial aerospace sector is derived from both jet engine components (e.g., blades, discs, rings and engine cases) and airframe components (e.g., bulkheads, tail sections, landing gear, wing supports and fasteners).  The commercial aerospace sector has a significant influence on titanium companies, particularly mill product producers.  Industry shipments decreased approximately 26% in 2009 due in part to excess supply chain inventories, particularly as a result of adjustments to production schedules for Boeing and Airbus, and other factors, including delays in the completion of development and testing of the Boeing 787, which suppressed customer demand for titanium products during 2009.  Deliveries of titanium generally precede aircraft deliveries by about one year, and our business cycle generally correlates to this timeline, although the actual timeline can vary considerably depending on the titanium product.

Our business is more dependent on commercial aerospace demand than is the overall titanium industry.  We shipped approximately 67% of our mill products to the commercial aerospace sector in 2009, whereas we estimate approximately 46% of the overall titanium industry’s mill products were shipped to the commercial aerospace sector in 2009.

The Airline Monitor, a leading aerospace publication, traditionally issues worldwide forecasts each January and July for commercial aircraft deliveries, approximately one-third of which are expected to be required by the U.S. over the next 20 years.  The Airline Monitor’s most recently issued forecast (January 2010) estimates deliveries of large commercial aircraft (aircraft with over 100 seats) totaled 1,061 (including 205 twin aisle aircraft which require more titanium) in 2009, and the following table summarizes the forecasted deliveries of large commercial aircraft over the next five years:

	Forecasted deliveries		% increase (decrease) over previous year
Year	Total	Twin aisle	Total	Twin aisle

2010	1,020	220	(4)%	7%
2011	1,070	302	5%	37%
2012	1,065	310	-	3%
2013	1,070	335	-	8%
2014	1,035	365	(3)%	9%

The latest forecast from The Airline Monitor reflects a moderate 1.6% decrease in forecasted deliveries over the next five years compared to the July 2009 forecast, mainly due to The Airline Monitor’s expectation that in spite of push-outs and cancellations due to the recent reduction in air travel, demand for more fuel efficient aircraft and growth within the Asian markets will allow build rates to remain near current levels.  Boeing and Airbus booked orders for 573 planes in 2009, and The Airline Monitor forecasts that aggregate new orders in 2010 will be lower than 2009.

Changes in the economic environment and the financial condition of airlines can result in rescheduling or cancellation of orders.  Accordingly, aircraft manufacturer backlogs are not necessarily a reliable indicator of near-term business activity, but may be indicative of potential business levels over a longer-term horizon.  The latest forecast from The Airline Monitor estimates decreases for firm order backlog for both Airbus and Boeing as deliveries are expected to be higher than orders for the next three years.  Airbus’ firm order backlog is estimated at 1,085 twin aisle planes and 2,403 single aisle planes, and Boeing’s firm order backlog is estimated at 1,299 twin aisle planes and 2,049 single aisle planes.  Boeing has previously announced that its does not plan to increase its build rates on the 787 aircraft to make up for delayed deliveries, with the first commercial deliveries expected in late 2010.

At year-end 2009, a total of 202 firm orders have been placed for the Airbus A380, and a total of 851 firm orders have been placed for the Boeing 787.  The 787 will contain more composite materials than other Boeing aircraft, and increased utilization of composite materials in an aircraft’s structural components, such as on the Boeing 787 and other next generation aircraft, require additional titanium on a per unit basis.  In early years of the manufacturing cycle for the Boeing 787, or with any aircraft model, we believe additional titanium will be required to produce each aircraft, and as the program reaches maturity, less titanium will be required for each aircraft manufactured.  During 2006, Airbus officially launched the A350 XWB program, which is a major derivative of the Airbus A330, with first deliveries scheduled for 2013.  As of December 31, 2009, a total of 505 firm orders had been placed for the A350 XWB.  These A350 XWBs will use composite materials and new engines similar to those used on the Boeing 787 and are expected to require significantly more titanium as compared with earlier Airbus models.  However, the final titanium buy weight may change as the A350 XWB is still in the design phase.

Twin aisle planes (e.g., Boeing 747, 767, 777 and 787 and Airbus A330, A340, A350 and A380) tend to use a higher percentage of titanium in their airframes, engines and parts than single aisle planes (e.g., Boeing 737 and 757 and Airbus A318, A319 and A320), and new generation models require a significantly higher percentage of titanium.  Additionally, Boeing generally uses a higher percentage of titanium in its airframes than Airbus.  Based on information we receive from airframe and engine manufacturers and other industry sources, we estimate approximately 18 metric tons of titanium products are required to manufacture each Boeing 737, approximately 76 metric tons are required to manufacture each Boeing 747, approximately 59 metric tons are required to manufacture each Boeing 777 and approximately 116 metric tons will be required to manufacture each Boeing 787, including both the airframes and engines.  Additionally, based on these same sources, we estimate approximately 12 metric tons of titanium products are required to manufacture each Airbus A320, approximately 18 metric tons are required to manufacture each Airbus A330, approximately 32 metric tons are required to manufacture each Airbus A340, approximately 127 metric tons will be required to manufacture each Airbus A350 XWB and approximately 146 metric tons are required to manufacture each Airbus A380, including both the airframes and engines.

Military sector - Titanium shipments into the military sector are largely driven by government defense spending in North America and Europe.  Military aerospace programs were the first to utilize titanium’s unique properties on a large scale, beginning in the 1950s.  Titanium shipments to military aerospace markets reached a peak in the 1980s before falling to historical lows in the early 1990s after the end of the Cold War.  Since 2001, titanium shipments to military aerospace have increased, as discussed below.  Based on its physical and performance properties, titanium has also become widely accepted for use in applications for ground combat vehicles as well as in naval vessels.  The importance of military markets to the titanium industry is expected to continue to rise in coming years as defense spending budgets increase in reaction to terrorist activities and global conflicts and to replace aging conventional armaments.  Defense spending for most systems is expected to remain strong through at least 2010.  Current and anticipated future military strategy leading to light armament and mobility favor the use of titanium due to light weight and improved ballistic performance.

As the strategic military environment demands greater global lift and mobility, the U.S. military needs more airlift capacity and capability.  Airframe programs are expected to drive the military market demand for titanium through 2015.  Several of today’s active U.S. military programs, including the C-17, F-15, F/A 18 and F-16, are currently expected to continue in production into the middle of this decade.  European military programs also have active aerospace programs offering the possibility for increased titanium consumption.  Production levels for the Saab Gripen, Eurofighter Typhoon, Dassault Rafale and Dassault Mirage 2000 are all forecasted to remain steady through the middle or end of this decade.

In addition to the established programs, newer U.S. programs offer growth opportunities for increased titanium consumption.  The F/A-22 Raptor was given full-rate production approval in April 2005, but based on proposed defense budgets, the Raptor program could be diminished or phased out as early as 2011.  Additionally, the F-35 Joint Strike Fighter, now known as the Lightning II, has begun low-rate initial production and assembly with delivery of the first production aircraft planned in 2010.  Although no specific delivery schedules have been announced, according to The Teal Group, a leading aerospace publication, procurement of the F-35 is expected to extend over the next 30 to 40 years and may include production of as many as 4,000 planes, including sales to foreign nations.

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

Industrial and emerging markets sectors - The number of end-use markets for titanium has expanded significantly over the past several years.  Established industrial uses for titanium include chemical plants, power plants, desalination plants and pollution control equipment.  Rapid growth of the Chinese and other Southeast Asian economies has brought unprecedented demand for titanium-intensive industrial equipment.  In November 2005, we entered into a joint venture with XI'AN BAOTIMET VALINOX TUBES CO. LTD. (“BAOTIMET”) to produce welded titanium tubing in the Peoples Republic of China.  BAOTIMET's production facilities are located in Xi'an, China, and production began in January 2007.

Titanium is widely accepted for many emerging market applications, including transportation, energy (including oil and gas) and architecture.  Although titanium is often more expensive than other competing metals, over the entire life cycle of the application, we believe titanium is a better value alternative due to its durability, longevity and overall environmental impact.  In many cases customers also find the physical properties of titanium to be attractive from the standpoint of weight, performance, design alternatives and other factors.  The oil and gas market, a relatively new, potentially large growth area, utilizes titanium in down-hole casing, critical riser components, tapered stress joints, fire water systems and saltwater-cooling systems.  Additionally, as offshore development of new oil and gas fields moves into the ultra deep-water depths and as geothermal energy production expands, market demand for titanium’s light-weight, high-strength and corrosion-resistance properties is creating new growth opportunities.  We have focused additional resources on development of alloys and production processes to promote the expansion of titanium use in this market and in other non-aerospace applications.

Although we estimate emerging market demand presently represents less than 5% of the total industry demand for titanium mill products, we believe emerging market demand, in the aggregate, will continue to grow over the next several years.  We have ongoing initiatives to actively pursue and expand our presence in these markets.

Products and operations.  We are a vertically integrated titanium manufacturer whose products include:

(i)	titanium sponge, the basic form of titanium metal used in titanium products;

(ii)	melted products (ingot, electrode and slab), the result of melting titanium sponge and titanium scrap, either alone or with various alloys;

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

Titanium sponge is the commercially pure, elemental form of titanium metal with a porous and sponge-like appearance.  The first step in our sponge production involves the combination of titanium-containing rutile ores (derived from beach sand) with chlorine and petroleum coke to produce titanium tetrachloride.  Titanium tetrachloride is purified and then reacted with magnesium in a closed system, producing titanium sponge and magnesium chloride as a by-product.  Our titanium sponge production facility in Henderson, Nevada uses vacuum distillation process (“VDP”) technology, which removes the magnesium and magnesium chloride residues by applying heat to the sponge mass while maintaining a vacuum in a chamber.  The combination of heat and vacuum boils the residues from the sponge mass, and then the sponge mass is mechanically pushed out of the distillation vessel, sheared and crushed to prepare the sponge for incorporation into one of our melted products.  We electrolytically separate and recycle the residual magnesium chloride, a by-product of the VDP process, to improve cost efficiency and reduce environmental impact.

Melted products (ingot, electrode and slab) are produced by melting sponge and titanium scrap, either alone or with alloys, to produce various grades of titanium products suited to the ultimate application of the product.  By introducing other alloys such as vanadium, aluminum, molybdenum, tin and zirconium, the melted titanium product is engineered to produce quality grades with varying combinations of certain physical attributes such as strength-to-weight ratio, corrosion-resistance and milling compatibility.  Titanium ingot is a cylindrical solid shape that, in our case, weighs up to 8 metric tons.  Titanium slab is a rectangular solid shape that, in our case, weighs up to 16 metric tons.  The melting process for ingot and slab is closely controlled and monitored utilizing computer control systems to maintain product quality and consistency and to meet customer specifications.  In most cases, we use our ingot and slab as the intermediate material for further processing into mill products.  However, we also sell melted products to our customers.

Mill products are forged or rolled from our melted products (ingot or slab).  Mill products include long products (billet and bar), flat products (plate, sheet and strip) and pipe.  Our mill products can be further machined to meet customer specifications with respect to size and finish.

We send certain products to outside vendors for further processing (e.g., certain rolling, forging, finishing and other processing steps in the U.S., and certain melting and forging steps in France) before being shipped to customers.  In France, our primary processor is also a partner in our 70%-owned subsidiary, TIMET Savoie, S.A.  During 2006, we entered into a 20-year conversion services agreement with a U.S. supplier, whereby they will provide an annual output capacity of 4,500 metric tons of titanium mill rolling services until 2026, with our option to increase the output capacity to 9,000 metric tons.  Additionally, during 2007, we entered into a long-term agreement with another U.S. supplier whereby they will provide us dedicated annual forging capacity of 3,000 metric tons and increasing to 8,900 metric tons for 2011 through at least 2019.  These agreements provide us with long-term secure sources for processing round and flat products, resulting in a significant increase in our existing mill product conversion capabilities, which allows us to assure our customers of our long-term ability to meet their needs.

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

Titanium scrap is a by-product of the forging, rolling and machining operations, and significant quantities of scrap are generated in the production process for finished titanium products and components.  Scrap by-products from our mill production processes, as well as the scrap purchased from our customers or on the open metals market, is typically recycled and introduced into the melting process once the scrap is sorted and cleaned.  We have the capacity to recycle 14,000 to 16,000 metric tons of titanium scrap annually at our facility in Morgantown, Pennsylvania depending on the scrap and end-use product mix.  We believe our capability and expertise in recycling titanium scrap provides us with a competitive advantage in the titanium industry.

Distribution.  We sell our products through our own sales force based in the U.S. and Europe and through independent agents and distributors worldwide.  We also own eight service centers (five in the U.S. and three in Europe), which we use to sell our products on a just-in-time basis.  The service centers primarily sell value-added and customized mill products, including bar, sheet, plate, tubing and strip.  We believe our service centers provide us with a competitive advantage because of our ability to foster customer relationships, customize products to suit specific customer requirements and respond quickly to customer needs.

Raw materials.  The principal raw materials used in the production of titanium melted and mill products are titanium sponge, titanium scrap and alloys.  The proportions and grades of sponge and scrap are sometimes dictated by the product mix or customer requirements for the end-use product; however, we generally have the operating flexibility to vary the raw material components to optimize our manufacturing efficiency and maximize our profitability.  The following table summarizes our raw material usage requirements in the production of our melted and mill products:

	2007	2008	2009

Internally produced sponge	24%	24%	27%
Purchased sponge	31%	31%	16%
Titanium scrap	39%	39%	51%
Alloys	6%	6%	6%

Total	100%	100%	100%

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

We are currently the largest U.S. producer of titanium sponge.  In 2007, we completed an expansion of our existing premium-grade titanium sponge facility at our Henderson plant.  This expansion increased our annual productive sponge capacity to approximately 12,600 metric tons.  We operated our sponge plant significantly below full capacity during 2009, and we anticipate comparable production volumes during 2010.  We supplement our internally produced sponge with purchases from third parties.  From 2006 through 2009, other sponge producers have also undertaken additional capacity expansion projects.  However, we do not know the degree to which the quality and cost of the sponge produced by our competitors will be comparable to the premium-grade sponge we produce in our Henderson facility.

We are party to long-term sponge supply agreements that require us to make minimum annual purchases.  These long-term supply agreements, together with our current sponge production capacity in Henderson, should provide us with a total annual available sponge supply at levels ranging from 19,000 metric tons up to 24,000 metric tons through 2025, which we expect to meet our sponge supply requirements.  We will continue to purchase sponge from a variety of sources in 2010, including those sources under existing supply agreements.  We continuously evaluate alternatives to strategically balance our internal and external sources for titanium sponge.

Scrap - We recycle titanium scrap into melted products that will be sold to our customers or used as intermediate feedstock for our mill production process.  Our titanium scrap is generated from our melted and mill product production processes, purchased from certain of our customers under contractual agreements or acquired in the open metals market.  Such scrap consists of alloyed and commercially pure solids and turnings.  Scrap obtained through customer arrangements provides a “closed-loop” arrangement resulting in certainty of supply and price stability, and due to our successful efforts to increase the volume of scrap obtained through “closed-loop” arrangements and reduced melting demand in 2009, we were only required to purchase 16% of our scrap requirement from the open metals market in 2009 compared to 27% in 2008.  Externally purchased scrap comes from a wide range of sources, including customers, collectors, processors and brokers.  We expect our open market scrap purchases to account for 20% to 25% of our scrap requirement during 2010.  We expect our scrap consumption to remain at high levels as we continue to emphasize the utilization of scrap for our electron beam cold hearth (“EB”) melting activity.  We also occasionally sell scrap, usually in a form or grade we cannot economically recycle for use in our production operations.

Overall market forces can significantly impact the supply or cost of externally produced scrap, as the amount of scrap generated in the supply chain varies during titanium business cycles.  Early in the titanium cycle, the demand for titanium melted and mill products begins to increase the scrap requirements for titanium manufacturers.  This demand precedes the increase in scrap generation by downstream customers and the supply chain.  The reduced availability of scrap at this stage of the cycle places upward pressure on the market price of scrap.  The opposite situation occurs when demand for titanium melted and mill products begins to decline, resulting in greater availability of scrap supply and downward pressure on the market price of scrap.  During the middle of the cycle, scrap generation and consumption are in relative equilibrium, minimizing disruptions in supply or significant changes in the available supply and market price for scrap.  Increasing or decreasing cycles tend to cause significant changes in both the supply and market price of scrap.  These supply chain dynamics result in selling prices for melted and mill products which generally tend to correspond with the changes in raw material costs.

All of our major competitors utilize scrap as a raw material in their titanium melt operations, and steel manufacturers also use titanium scrap as an alloy to produce interstitial-free steels, stainless steels and high-strength-low-alloy steels.  Prices for all forms and grades of titanium scrap declined steadily during the first half of 2008 due to increased availability and reduced demand.  The global recession reduced demand for titanium scrap in the second half of 2008 and the first nine months of 2009, which resulted in sharp declines in scrap prices over the same period.  Overall demand and prices for titanium scrap increased in late 2009 as a result of the market forces described above, and we currently believe general economic conditions will continue to cause the price of titanium scrap to increase in 2010.

Other - Various alloy additions used in the production of titanium products, such as vanadium and molybdenum, are also available from a number of suppliers.  The decline in demand from steel manufacturers for vanadium and molybdenum also resulted in dramatic drops in cost for these alloys in 2009, as compared to 2008.  However, we currently believe that demand for alloys will increase in 2010, likely causing the price of alloys to increase as well.

Customer agreements.  We have long-term agreements (“LTAs”) with certain major customers, including, among others, The Boeing Company (“Boeing”), Rolls-Royce plc and its German and U.S. affiliates (“Rolls-Royce”), United Technologies Corporation (“UTC,” Pratt & Whitney and related companies), the Safran companies (“Safran,” Snecma and related companies), Wyman-Gordon Company (“Wyman-Gordon,” a unit of Precision Castparts Corporation (“PCC”)) and VALTIMET SAS.  These agreements expire at various times through 2017, are subject to certain conditions and generally provide for (i) minimum market shares of the customers’ titanium requirements or firm annual volume commitments, (ii) formula-determined prices (including some elements based on market pricing) and (iii) price adjustments for certain raw material, labor and energy cost fluctuations.  Generally, the LTAs require our service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types.  Certain provisions of these LTAs have been amended in the past and may be amended in the future to meet changing business conditions.  Our 2009 sales revenues to customers under LTAs were 64% of our total sales revenues.

In certain events of nonperformance by us or the customer, an LTA may be terminated early.  Although it is possible that some portion of the business would continue on a non-LTA basis, the termination or expiration without renewal of one or more of the LTAs could result in a material adverse effect on our business, results of operations, financial position or liquidity.  The LTAs were designed to limit selling price volatility to the customer and to us, while providing us with a committed volume base throughout the titanium industry business cycles and certain mechanisms to adjust pricing for changes in certain cost elements.

Markets and customer base.  As discussed previously, we produce a wide range of melted and mill titanium products for our customers, and selling prices generally reflect raw material and other productions costs as well as reasonable profit margins.  Selling prices are generally influenced by industry and global economic conditions.  For instance, increases in global capacity and manufacturing activity for titanium products throughout the supply chain in 2007 and 2008 increased the availability of titanium scrap, which resulted in declining costs for this raw material through the first nine months of 2009.  This decline in raw material costs has, in turn, contributed to lower selling prices for certain products under LTAs, due in part to raw material indexed pricing adjustments included in certain of these agreements, as well as for our non-contract sales volume.

The demand for our titanium products is global, and our global productive capabilities allow us to respond to our customers’ needs.  The following table summarizes our sales revenue by geographical location:

	Year ended December 31,
	2007	2008	2009
	(Percentage of total sales revenue)
Sales revenue to customers within:
North America	61%	59%	65%
Europe	29%	29%	27%
Other	10%	12%	8%

Total	100%	100%	100%

Further information regarding our external sales, net income, long-lived assets and total assets can be found in our Consolidated Balance Sheets, Consolidated Statements of Income and Notes 5 and 17 to the Consolidated Financial Statements.

Our concentration of customers, primarily in commercial aerospace, may impact our overall exposure to credit and other risks because all of these customers may be similarly affected by the same economic or other conditions.  The following table provides supplemental sales revenue information:

	Year ended December 31,
	2007	2008	2009
	(Percentage of total sales revenue)

Ten largest customers	49%	49%	57%

Significant customers:
Boeing	10%	12%	17%
PCC and PCC-related entities (1)	11%	10%	15%

Total LTAs	47%	56%	64%

Significant LTAs:
Boeing	10%	12%	17%
Rolls-Royce (1)	12%	13%	13%

(1)  PCC and PCC-related entities serve as suppliers to certain commercial aerospace manufacturers, including Rolls-Royce.  Certain sales we make directly to PCC and PCC-related entities also count towards, and are reflected in, the table above as sales to Rolls-Royce under the Rolls-Royce LTA.

The following table provides supplemental sales revenue information by industry sector:

	Year ended December 31,
	2007	2008	2009
	(Percentage of total sales revenue)

Commercial aerospace	55%	59%	60%
Military	19%	16%	20%
Industrial and emerging markets	16%	15%	11%
Other titanium products	10%	10%	9%

Total	100%	100%	100%

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

Our backlog was approximately $695 million at December 31, 2008 and $440 million at December 31, 2009.  Over 90% of our 2009 year-end backlog is scheduled for shipment during 2010.  Our order backlog may not be a reliable indicator of future business activity.

We have explored and will continue to explore strategic arrangements in the areas of product development, production and distribution.  We will also continue to work with existing and potential customers to identify and develop new or improved applications for titanium that take advantage of its unique properties and qualities.

Competition.  The titanium metals industry is highly competitive on a worldwide basis. Producers of melted and mill products are located primarily in the United States, Japan, France, Germany, Italy, Russia, China and the United Kingdom.  There are also several producers of titanium sponge in the world that are currently in some stage of increasing sponge production capacity.  We believe entry as a new producer of titanium sponge would require a significant capital investment, substantial technical expertise and significant lead time.  Additionally, producers of other metal products, such as steel and aluminum, maintain forging, rolling and finishing facilities that could be used or modified to process titanium products.

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

The Japanese government has raised the elimination or harmonization of tariffs on titanium products, including titanium sponge, for consideration in multi-lateral trade negotiations through the World Trade Organization (the so-called “Doha Round”).  As part of the Doha Round, the United States has proposed the staged elimination of all industrial tariffs, including those on titanium.  The Japanese government has specifically asked that titanium in all its forms be included in the tariff elimination program.  We have urged that no change be made to these tariffs, either on wrought or unwrought products.  The negotiations are ongoing and are expected to continue during 2010.

We will continue to resist efforts to eliminate duties on titanium products, although we may not be successful in these activities.  Further reductions in, or the complete elimination of, any or all of these tariffs could lead to increased imports of foreign sponge, ingot, slab and mill products into the U.S. and an increase in the amount of such products on the market generally, which could adversely affect pricing for titanium sponge, ingot, slab and mill products and thus our business, results of operations, financial position or liquidity.

Section 2533b of Title 10, United States Code, legislation formerly known as the “Berry Amendment,” requires that subject to certain exceptions the United States Department of Defense (“DoD”) expend funds for products containing specialty metals, including titanium, only if the specialty metals have been melted or produced in the United States.  In 2009, the DoD adopted regulations regarding the implementation of this specialty metals law that may reduce its effectiveness.  We will continue to resist attempts to undermine this specialty metals law.  A weakening in the enforcement of this specialty metals law could increase foreign competition for sales of titanium for defense products, adversely affecting our business, results of operations, financial position or liquidity.

Research and development.  Our research and development activities are directed toward expanding the use of titanium and titanium alloys in all market sectors.  Key research activities include the development of new alloys, development of technology required to enhance the performance of our products in the traditional industrial and aerospace markets and applications development for emerging markets.  In addition, we continue to work in partnership with the United States Defense Advanced Research Projects Agency ("DARPA") and others to explore means to reduce the cost of titanium production.  The work with DARPA complements our research, development and exploration of innovative technologies and improvements to the existing processes such as Vacuum Distillation of sponge and Vacuum Arc Remelting processes.  We conduct the majority of our research and development activities at our Henderson Technical Laboratory, with additional activities at our Witton, England facility.  We incurred research and development costs of $4.2 million in 2007, $4.3 million in 2008 and $7.8 million in 2009.

Patents and trademarks.  We hold U.S. and non-U.S. patents applicable to certain of our titanium alloys and manufacturing technology, which expire at various times from 2010 through 2026 and we have certain other patent applications pending.  We continually seek patent protection with respect to our technology base and have occasionally entered into cross-licensing arrangements with third parties.  We believe the trademarks TIMET® and TIMETAL®, which are protected by registration in the U.S. and other countries, are important to our business.  However, the majority of our titanium alloys and manufacturing technologies do not benefit from patent protection.

Employees.  Our employee headcount varies due to the cyclical nature of the aerospace industry and its impact on our business.  Our employee headcount includes both our full and part-time employees.  The following table shows our approximate employee headcount at the end of the past 3 years:

	Employees at December 31,
	2007	2008	2009

U.S.	1,670	1,775	1,455
Europe	860	895	750

Total	2,530	2,670	2,205

Our production and maintenance workers in Henderson and our production, maintenance, clerical and technical workers in Toronto, Ohio (approximately half of our total U.S. employees) are represented by the United Steelworkers of America under contracts expiring in January 2011 and June 2011, respectively.  Employees at our other U.S. facilities are not covered by collective bargaining agreements.  A majority of the salaried and hourly employees at our European facilities are represented by various European labor unions.  Our labor agreement with our U.K. managerial and professional employees expires in March 2011, and our labor agreement with our U.K. production and maintenance employees expires in December 2011.  Our labor agreements with our French and Italian employees are renewed annually.  We currently consider our employee relations to be good.  However, it is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect our business, results of operations, financial position or liquidity.

Regulatory and environmental matters.  Our operations are governed by various federal, state, local and foreign environmental, security and worker safety and health laws and regulations.  In the U.S., such laws include the Occupational, Safety and Health Act, the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act and the Resource Conservation and Recovery Act.  We use and manufacture substantial quantities of substances that are considered hazardous, extremely hazardous or toxic under environmental and worker safety and health laws and regulations.  We have used and manufactured such substances throughout the history of our operations.  Although we have substantial controls and procedures designed to reduce continuing risk of environmental, health and safety issues, we could incur substantial cleanup costs, fines and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws, common law theories of liability or non-compliance with environmental permits required at our facilities.  In addition, government environmental requirements or the enforcement thereof may become more stringent in the future.  It is possible that some, or all, of these risks could result in liabilities that would be material to our business, results of operations, financial position or liquidity.

Our policy is to maintain compliance in all material respects with applicable requirements of environmental and worker health and safety laws and strive to improve environmental, health and safety performance.  We incurred capital expenditures related to health, safety and environmental compliance and improvement of approximately $3.0 million in 2007, $2.1 million in 2008 and $1.7 million in 2009.

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

As a result of Environmental Protection Agency (“EPA”) inspections, in April 2009 the EPA issued a Notice of Violation (“Notice”) to us alleging that we violated certain provisions of the Resource Conservation and Recovery Act and the Toxic Substances Control Act at our Henderson plant.  We responded to the EPA and are currently in ongoing discussions with them concerning the nature and extent of required follow-up testing and potential remediation that may be required to address the allegations of non-compliance.  We anticipate submitting detailed proposals for testing during the first quarter of 2010 that will provide the basis for negotiating the scope and methods of any remediation required by the Notice.

As part of our continuing environmental assessment with respect to our plant site in Henderson, during 2008 we completed and submitted to the Nevada Department of Environmental Protection (“NDEP”) a Remedial Alternative Study (“RAS”) with respect to the groundwater located beneath the plant site.  The RAS, which was submitted pursuant to an existing agreement between the NDEP and us, addressed the presence of certain contaminants in the plant site groundwater that require remediation.  The NDEP completed its review of the RAS and our proposed remedial alternatives during 2008, and the NDEP issued its record of decision in February 2009, which selected our preferred groundwater remedial alternative action plan.  We commenced the work to implement the plan in the fourth quarter of 2009.  See Note 15 to the Consolidated Financial Statements.

Related parties.  At December 31, 2009, Contran Corporation and other entities or persons related to Harold C. Simmons held approximately 52.2% of our outstanding common stock.  See Notes 1 and 14 to the Consolidated Financial Statements.

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

The cyclical nature of the commercial aerospace industry, which represents a significant portion of our business, creates uncertainty regarding our future profitability.  In addition, adverse changes to, or interruptions in, our relationships with our major commercial aerospace customers could reduce our revenues and impact our profitability.  The commercial aerospace sector has a significant influence on titanium companies, particularly mill product producers.  The cyclical nature of the commercial aerospace sector has been the principal driver of the fluctuations in the performance of most titanium product producers.  Our business is more dependent on commercial aerospace demand than is the overall titanium industry.  We shipped approximately 67% of our mill products to commercial aerospace customers in 2009, whereas we estimate approximately 46% of the overall titanium industry’s mill products were shipped to commercial aerospace customers in 2009.  Our melted and mill product sales to commercial aerospace customers accounted for 55% of our total sales in 2007, 59% in 2008 and 60% in 2009.  We estimate that 2010 industry mill product shipments into the commercial aerospace sector will be comparable to 2009 levels.  Events that could adversely affect the commercial aerospace sector, such as future terrorist attacks, world health crises, the general economic downturn or unforeseen reductions in orders from commercial airlines, could significantly decrease our results of operations and financial condition.  See “Business – Titanium industry – Commercial aerospace sector.”

Sales under LTAs with customers in the commercial aerospace sector accounted for approximately 42% of our 2009 total sales.  These LTAs expire at various times beginning in 2011 through 2017.  If we are unable to maintain our relationships with our major commercial aerospace customers, including Boeing, Rolls-Royce, Safran, UTC and Wyman-Gordon, under the LTAs we have with these customers, our sales could decrease substantially, negatively impacting our profitability.  See “Business – Customer agreements” and “Business - Markets and customer base.”

Global economic conditions may affect pricing and demand for our products which could lead to reduced revenues and profitability.  Pricing and demand for our products are affected by a number of factors, including changes in demand for our customer’s products, changes in general economic conditions, availability of credit, changes in market demand, lower overall pricing due to overcapacity, lower priced imports and increases in the use of substitute materials.  The recent global economic downturn could continue, which could lead to further reductions in demand for our products and our customers’ products, excess inventory within the titanium supply chain and excess capacity throughout the industry, including our manufacturing locations.  Furthermore, reductions in credit generally available in the financial markets could have adverse impacts to the industry including our business.  In addition to the impact that global economic conditions have already had on our business, if these conditions persist or worsen, our financial condition and results of operations may be further impacted.

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

We may be forced to decrease prices.  We change prices on certain of our products from time-to-time.  Prices for our products are dependent on market conditions, economic factors, raw material costs and availability, competitive factors, operating costs and other factors, some of which are beyond our control.  These factors may force us to reduce the prices we charge our customers.  In some instances, we may realize cost savings in connection with the price reductions, but the cost savings may lag behind due to long manufacturing lead times and the terms of existing contracts.  Pricing under our LTAs, which were designed to limit selling price volatility to our customers and us, are generally revised on an annual basis.  These factors have had, and may have, an adverse impact on our revenues, operating results and financial condition.

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

Because we are subject to environmental and worker safety laws and regulations, we may be required to remediate the environmental effects of our operations or take steps to modify our operations to comply with these laws and regulations, which could reduce our profitability.  Various federal, state, local and foreign environmental and worker safety laws and regulations govern our operations.  Throughout the history of our operations, we have used and manufactured, and currently use and manufacture, substantial quantities of substances that are considered hazardous, extremely hazardous or toxic under environmental and worker safety and health laws and regulations.  Although we have substantial controls and procedures designed to reduce the risk of environmental, health and safety issues, we could incur substantial cleanup costs, fines and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws or non-compliance with environmental permits required at our facilities.  In addition, government environmental requirements or the enforcement thereof may become more stringent in the future.  Some or all of these risks may result in liabilities that could reduce our profitability.

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

We may be unable to reach or maintain satisfactory collective bargaining agreements with unions representing a significant portion of our employees.  Our production and maintenance workers in Henderson and our production, maintenance, clerical and technical workers in Toronto, are represented by the United Steelworkers of America under contracts expiring in January 2011 and June 2011, for the respective locations.  A majority of the salaried and hourly employees at our European facilities are represented by various European labor unions.  Our labor agreement with our managerial and professional U.K. employees expires in March 2011, and our labor agreement with our U.K. production and maintenance employees expires in December 2011.  The agreements with our French and Italian employees are renewed annually.  A prolonged labor dispute or work stoppage could materially impact our operating results.  We may not succeed in concluding collective bargaining agreements with the unions on terms acceptable to us or maintaining satisfactory relations under existing collective bargaining agreements.  If our employees were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations or higher ongoing labor costs.

Global climate change legislation could negatively impact our financial results or limit our ability to operate our businesses.  We operate production facilities in several countries, and we believe all of our worldwide production facilities are in substantial compliance with applicable environmental laws.  In many of the countries in which we operate, legislation has been passed, or proposed legislation is being considered, to limit green house gases through various means, including emissions permits and/or energy taxes.  In several of our production facilities, we consume large amounts of energy, including electricity and natural gas.  The permit system currently in effect in the various countries in which we operate has not had a material adverse effect on our financial results.  However, if green house gas legislation were to be enacted in one or more countries, it could negatively impact our future results of operations through increased costs of production, particularly as it relates to our energy requirements.  If such increased costs of production were to materialize, we may be unable to pass price increases onto our customers to compensate for those costs, which may decrease our liquidity, operating income and results of operations.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2:  PROPERTIES

Set forth below is a listing of our major production facilities.  In addition to our U.S. sponge capacity discussed below, our worldwide melting capacity aggregates approximately 68,450 metric tons (estimated 20% of worldwide annual practical capacity) as of December 31, 2009, and our mill product capacity aggregates approximately 27,700 metric tons (estimated 18% of worldwide annual practical capacity) as of December 31, 2009.  Of our worldwide melting capacity, 46% is represented by EB melting furnaces, 53% by vacuum arc remelting (“VAR”) furnaces and 1% by a vacuum induction melting (“VIM”) furnace.

		December 31, 2009 Annual Practical Capacity (3)
Manufacturing Location	Products Manufactured	Sponge	Melted Products	Mill Products
		(metric tons)

Henderson, Nevada (1)	Sponge, Ingot	12,600	12,250	-
Morgantown, Pennsylvania (1)	Slab, Ingot	-	40,700	-
Toronto, Ohio (1)	Billet, Bar, Plate, Sheet, Strip	-	-	15,000
Vallejo, California (2)	Ingot (including non- titanium superalloys)	-	1,600	-
Ugine, France (2) (4)	Ingot, Billet	-	3,200	2,600
Waunarlwydd, Wales(1)	Bar, Plate, Sheet	-	-	3,100
Witton, England (2)	Ingot, Billet, Bar	-	10,700	7,000

(1)      Owned facility.
(2)      Leased facility.
(3)	Practical capacities are variable based on product mix and in some cases are not additive. These capacities are as of December 31, 2009.
(4)      Practical capacities are based on the approximate maximum equivalent product that CEZUS is contractually obligated to provide.

During the past three years, our major production facilities have operated at varying levels of practical capacity. Overall our plants operated at 88% of practical capacity in 2007, 81% in 2008 and 47% in 2009, with our melting operations at 44% utilization and our mill product operations at 49% utilization during 2009.  While practical capacity and utilization measures can vary significantly based upon the mix of products produced, we anticipate operating our plants at slightly increased production levels in 2010.

United States production.  We produce premium-grade titanium sponge at our facility in Henderson.  Our U.S. melting facilities in Henderson, Morgantown and Vallejo produce ingot and slab, which are either used as feedstock for our mill products operations or sold to third parties.  In early 2009, we completed an 8,500 metric ton expansion of our EB melt capacity in Morgantown, which became operational in the fourth quarter of 2009, increasing our total EB melt capacity by approximately 26%.  We produce titanium mill products in the U.S. at our forging and rolling facility in Toronto, which receives ingot and slab principally from our U.S. melting facilities.

Under various conversion services agreements with third-party vendors, we have access to a dedicated annual capacity at certain of our vendors’ facilities.  Our access to outside conversion services includes dedicated annual rolling capacity of at least 4,500 metric tons until 2026, with the option to increase the output capacity to 9,000 metric tons.  Additionally, we have access to dedicated annual forging capacity of 3,300 metric tons and ramping up to 8,900 metric tons for 2011 through at least 2019.  These agreements provide us with long-term secure sources for processing round and flat products, resulting in a significant increase in our existing mill product conversion capabilities, which allows us to assure our customers of our long-term ability to meet their needs.

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

TIMET Savoie has the right to utilize portions of the Ugine plant of Compagnie Européenne du Zirconium-CEZUS, S.A. (“CEZUS”), the owner of the 30% noncontrolling interest in TIMET Savoie, pursuant to a conversion services agreement which runs through 2015.  TIMET Savoie’s capacity is to a certain extent dependent upon the level of activity in CEZUS’ zirconium business, which may from time to time provide TIMET Savoie with capacity in excess of that which CEZUS is contractually required to provide.  Our agreement with CEZUS requires them to provide us with melt capacity up to 3,200 metric tons annually and mill product capacity up to 2,600 metric tons annually.

Loterios manufactures large industrial use fabrications, generally on a project engineering and design basis, and therefore, measures of annual capacity are not practical or meaningful.

ITEM 3:  LEGAL PROCEEDINGS

From time to time, we are involved in litigation relating to our business.  See Note 15 to the Consolidated Financial Statements.

ITEM 4:  RESERVED

PART II

ITEM 5:                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (symbol: TIE).  The high and low sales prices for our common stock during 2008, 2009 and the first two months of 2010 are set forth below.  All prices (as well as all share numbers referenced herein) have been adjusted to reflect previously affected stock splits.

Year ended December 31, 2008:	High	Low
First quarter	$26.79	$13.05
Second quarter	$19.65	$13.33
Third quarter	$15.00	$9.80
Fourth quarter	$11.32	$5.31

Year ended December 31, 2009:
First quarter	$9.89	$4.04
Second quarter	$11.52	$5.25
Third quarter	$10.63	$7.34
Fourth quarter	$13.18	$8.39

January 1, 2009 to February 19, 2010	$15.33	$10.54

On February 19, 2010, the closing price of TIMET common stock was $12.06 per share, and there were approximately 2,275 stockholders of record of TIMET common stock.

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

During 2007, an aggregate of 1.6 million shares of our Series A Preferred Stock were converted into 21.3 million shares of our common stock, and a nominal number of our Series A Preferred shares were converted into a nominal number of shares of our common stock in 2008.  No Series A Preferred Stock was converted during 2009.  As a result of these conversions, approximately 0.1 million shares of Series A Preferred Stock remain outstanding as of December 31, 2008 and 2009.

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

During 2007, our board of directors authorized the repurchase of up to $100 million of our common stock in open market transactions or in privately negotiated transactions, with any repurchased shares to be retired and cancelled.  During 2008 and 2009, we purchased 2.3 million and 1.5 million shares, respectively, of our common stock in open market transactions for an aggregate purchase price of $36.5 million and $14.7 million, respectively, and all shares acquired under this repurchase program during 2008 and 2009 have been cancelled.  The following table discloses certain information regarding the shares of our common stock we purchased during the fourth quarter of 2009 (we made no purchases during November 2009).  All of these purchases were made under the repurchase program in open market transactions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Maximum dollar value that may yet be purchased under the publicly announced plan
				(In millions)
October 1, 2009 to October 31, 2009	485,437	$10.35	485,437	$52.6
December 1, 2009 to December 31, 2009	375,000	$10.00	375,000	$48.8

Performance graph.  Set forth below is a line graph comparing, for the period December 31, 2004 through December 31, 2009, the cumulative total stockholder return on our common stock against the cumulative total return of (a) the S&P Composite 500 Stock Index and (b) a self-selected peer group, comprised solely of RTI International Metals, Inc. (NYSE: RTI), our principal U.S. competitor with significant operations primarily in the titanium metals industry for which meaningful stockholder return information is available.  The graph shows the value at December 31 of each year, assuming an original investment of $100 in each and reinvestment of cash dividends and other distributions to stockholders.

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

Equity compensation plan information.  We have certain equity compensation plans, all of which were approved by our stockholders, which provide for the discretionary grant to our employees and directors of, among other things, options to purchase our common stock and stock awards.  As of December 31, 2008, there were a nominal number of options under all such plans to purchase shares of our common stock, all of which were exercised on or before February 23, 2009.  We issued a nominal number of unrestricted common shares to our non-employee directors during 2008 and 2009, and awards representing an aggregate total of up to 0.5 million common shares were available for future grant or issuance under the plans.  See Note 9 to the Consolidated Financial Statements.

ITEM 6:         SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with our Consolidated Financial Statements and Item 7 – MD&A:

	Year ended December 31,
	2005	2006	2007	2008	2009
	($ in millions, except per share and product shipment data)
STATEMENT OF INCOME DATA:
Net sales	$749.8	$1,183.2	$1,278.9	$1,151.5	$774.0
Gross margin	199.4	436.1	447.4	287.7	113.3
Operating income	171.1	382.8	372.0	219.7	54.9
Interest expense	4.0	3.4	2.6	1.8	0.8
Net income	160.8	290.0	276.7	168.2	35.8
Net income attributable to TIMET common stockholders	143.7	274.5	263.1	162.2	34.3
Earnings per share attributable to TIMET stockholders:
Basic (1)	$1.10	$1.77	$1.62	$0.89	$0.19
Diluted (1)	0.86	1.53	1.46	0.89	0.19
Dividends per common share	-	-	0.075	0.30	-

BALANCE SHEET DATA:
Cash and cash equivalents	$17.7	$29.4	$90.0	$45.0	$169.4
Total assets (2)	907.3	1,216.9	1,419.9	1,367.7	1,378.6
Outstanding indebtedness (4)	51.6	0.7	0.5	0.2	0.1
Debt payable to Capital Trust	5.9	-	-	-	-
TIMET stockholders’ equity (2) (3)	562.2	878.9	1,132.7	1,079.6	1,107.0
Total equity (3)	575.7	900.2	1,156.6	1,100.3	1,124.1

CASH FLOW DATA:
Cash flows provided by (used in):
Operating activities	$72.9	$79.1	$192.1	$197.6	$206.8
Investing activities	(61.5)	(26.5)	(108.2)	(142.6)	(64.1)
Financing activities	-	(42.5)	(24.5)	(97.7)	(20.3)
Net cash provided (used)	$11.4	$10.1	$59.4	$(42.7)	$122.4

Melted product shipments:
Volume (metric tons)	5,655	5,900	4,720	3,850	2,750
Average selling price (per kilogram)	$19.85	$38.30	$40.65	$30.00	$25.10

Mill product shipments:
Volume (metric tons)	12,660	14,160	14,230	15,050	11,425
Average selling price (per kilogram)	$41.75	$57.85	$66.90	$60.70	$55.60

Order backlog at December 31 (5)	$870	$1,125	$1,000	$695	$440
Capital expenditures	$61.1	$100.9	$100.9	$121.3	$33.0

(1)	All share and per share disclosures for all periods presented have been adjusted to give effect of all stock splits to date.
(2)	We adopted the accounting and disclosure requirements for the funding status of pension and OPEB plans within ASC Topic 715 effective December 31, 2006.
(3)	We adopted the accounting and disclosure requirements for noncontrolling interest within ASC Topic 810 effective January 1, 2007. See Note 2 to our Consolidated Financial Statements.
(4)	Outstanding indebtedness represents notes payable, current and noncurrent debt and capital lease obligations.
(5)	Order backlog is defined as unfilled purchase orders (including those under consignment arrangements), which are generally subject to deferral or cancellation by the customer under certain conditions.

ITEM 7:                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

General overview.  We are a vertically integrated producer of titanium sponge, melted products and a variety of mill products for commercial aerospace, military, industrial and other applications.  We are one of the world’s leading producers of titanium melted products (ingot, electrode and slab) and mill products (billet, bar, plate, sheet and strip).  We are the only producer with major titanium production facilities in both the United States and Europe, the world’s principal markets for titanium.  We are currently the largest producer of titanium sponge, a key raw material, in the United States.

We sell our titanium melted and mill products into four worldwide market sectors.  Aggregate shipment volumes for titanium mill products in 2009 were derived from the following sectors:

	TIMET		Titanium Industry (1)
	Mill product shipments	% of total	Mill product shipments	% of total
	(Metric tons)		(Metric tons)

Commercial aerospace	7,643	67%	29,800	46%
Military	1,942	17%	5,800	9%
Industrial	1,558	14%	27,600	43%
Emerging markets	282	2%	1,700	2%

	11,425	100%	64,900	100%

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

Impairment of marketable securities.  We evaluate our investments whenever events or conditions occur to indicate that the fair value of such investments has declined below their carrying amounts.  If the carrying amount for an investment declines below its historical cost basis, we evaluate all available positive and negative evidence including, but not limited to, the extent and duration of the impairment, business prospects for the investee and our intent and ability to hold the investment for a reasonable period of time sufficient for the recovery of fair value.  If the decline in fair value is judged to be other than temporary, the carrying amount of the investment is written down to fair value.  See Note 4 to the Consolidated Financial Statements for a discussion of our analysis of our investment in Valhi common stock.

Impairment of long-lived assets.  Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment and intangible assets may not be recoverable, we undertake an evaluation of the assets or asset group.  If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated using discounted expected future cash flows or appraised values.  All relevant factors are considered in determining whether an impairment exists.  We did not evaluate any long-lived assets for impairment during 2009 because no such impairment indicators were present.  If decreased demand for our products continues or worsens, we may be required to reduce our production levels by idling certain equipment or facilities.  In that event, we may be required to evaluate certain of our long-lived assets for impairment, in which case it is possible we might conclude that recognition of an impairment charge was appropriate.

Income taxes.  We record a valuation allowance if realization of our gross deferred income tax assets is not more-likely-than-not after giving consideration to recent historical results and near-term projections, and we also consider the availability of tax planning strategies that might impact the need for, or amount of, any valuation allowance.

We also evaluate at the end of each reporting period whether some or all of the undistributed earnings of our foreign subsidiaries are permanently reinvested (as that term is defined in generally accepted accounting principles).  While we may have concluded in the past that some undistributed earnings are permanently reinvested, facts and circumstances can change in the future, such as a change in the expectation regarding the capital needs of our foreign subsidiaries, which could result in a conclusion that some or all of the undistributed earnings are no longer permanently reinvested.  If our prior conclusions change, we would recognize a deferred income tax liability in an amount equal to the estimated incremental U.S. income tax and withholding tax liability that would be generated if all of such previously-considered permanently reinvested undistributed earnings were distributed to us.  We did not change our conclusions on our undistributed foreign earnings in 2009.

Beginning in 2007, we began recording reserves for uncertain tax positions in accordance with the provisions of ASC Topic 740, Income Taxes, for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  From time to time, tax authorities will examine certain of our income tax returns.  Tax authorities may interpret tax regulations differently than we do.  Judgments and estimates made at a point in time may change based on the outcome of tax audits and changes to or further interpretations of regulations, thereby resulting in an increase or decrease in the amount we are required to accrue for uncertain tax positions (and therefore a decrease or increase in our reported net income in the period of such change). Our reserve for uncertain tax positions changed during 2009.  See “Results of Operations – Income taxes” for discussion of our analysis of our deferred income tax valuation allowances and Note 2 to the Consolidated Financial Statements for a discussion of our uncertain tax positions.

Pension and OPEB expenses and obligations.  Our pension and OPEB expenses and obligations are calculated based on several estimates, including discount rates and expected rates of return on plan assets.  We review these rates annually with the assistance of our actuaries.  See further discussion of the factors considered and potential effect of these estimates in “Liquidity and Capital Resources – Defined benefit pension plans” and “Liquidity and Capital Resources – Postretirement benefit plans other than pensions.”

RESULTS OF OPERATIONS

Comparison of 2009 to 2008

Summarized financial information.  The following table summarizes certain information regarding our results of operations for the years ended December 31, 2008 and 2009.  Our reported average selling prices reflect actual selling prices after the effects of currency exchange rates, customer and product mix and other related factors throughout the periods presented.

	For the year ended December 31,
	2008	% of total net sales	2009	% of total net sales
	(In millions, except product shipment data)
Net sales:
Melted products	$115.5	10%	$69.0	9%
Mill products	913.5	79%	635.2	82%
Other titanium products	122.5	11%	69.8	9%

Total net sales	1,151.5	100%	774.0	100%

Cost of sales	863.8	75%	660.7	85%

Gross margin	287.7	25%	113.3	15%

Selling, general, administrative and development expense	66.5	6%	60.4	8%
Other (expense) income, net	(1.5)	-	2.0	-

Operating income	$219.7	19%	$54.9	7%

Melted product shipments:
Volume (metric tons)	3,850		2,750
Average selling price (per kilogram)	$30.00		$25.10

Mill product shipments:
Volume (metric tons)	15,050		11,425
Average selling price (per kilogram)	$60.70		$55.60

Net sales.  Our net sales were $774.0 million for 2009 compared to net sales of $1,151.5 million for 2008.  The 33% decrease in net sales was principally the result of reduced volumes and, to a lesser extent, lower average selling prices in 2009 compared to 2008.  Product shipment volumes decreased 29% for melted products and 24% for mill products from 2008 to 2009, as overall titanium demand declined due to the weak global economy and the effects of production delays within the commercial aerospace sector.  Additionally, as a result of these production delays, we believe many of our customers implemented strategies to reduce excess inventories and to maximize operating cash flows.  Average selling prices decreased 16% for melted products and 8% for mill products over these same periods due to competitive pricing pressures resulting from lower demand for titanium products and a decline in raw material costs, primarily titanium scrap.  The decline in raw material costs has contributed to lower selling prices for certain products under long-term customer agreements, in part due to raw material indexed pricing adjustments included in certain of these agreements.

Gross margin.  For 2009, our gross margin was $113.3 million as compared to $287.7 million for 2008, primarily reflecting the effects of lower volumes and average selling prices for our melted and mill products.  Due to low utilization of our production capacity, the favorable impacts on our gross margin from declining raw material costs, primarily titanium scrap, were largely offset by higher per-unit overhead costs.  In addition, abnormally low production throughout our major manufacturing operations resulted in unabsorbed fixed overhead costs of $23.2 million for 2009.

Operating income.  Our operating income for 2009 was $54.9 million compared to $219.7 million during 2008 primarily reflecting the decline in gross margin.

Net other non-operating income and expense.  During 2009, we recognized other non-operating income of $2.4 million.  During 2008, we recognized other non-operating income of $19.4 million consisting primarily of $9.9 million in foreign currency gains as the dollar strengthened against the pound sterling and the euro in the second half of 2008 and a $6.7 million gain on sale of an investment discussed in Note 11 to the Consolidated Financial Statements.

Income taxes. Our effective income tax rate was 37% in 2009 compared to 29% in 2008.  Our effective income tax rate for 2009 was higher than the U.S. statutory rate, primarily due to the net effects of lower earnings, changes in foreign tax law that caused us to revise our judgments regarding our ability to utilize certain foreign tax attributes and incremental taxes on foreign earnings.  We operate in multiple tax jurisdictions, and as a result, the geographic mix of our pre-tax income or loss can impact our overall effective tax rate.  Our effective income tax rate in the 2008 period was lower than the U.S. statutory rate due to the implementation of an internal corporate reorganization prior to 2008.  See Note 12 to the Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense.  Some of the more significant items impacting this reconciliation are summarized below.

Our income tax expense in 2009 includes:

•	An income tax benefit of $5.4 million related to an internal reorganization we implemented in the second quarter of 2007; and

•	An income tax expense of $3.0 million related to an increase in our reserve for uncertain tax positions.

Our income tax expense in 2008 includes:

•	An income tax benefit of $14.4 million related to an internal reorganization we implemented in the second quarter of 2007;

•	An income tax benefit of $1.9 million related to the reversal of our deferred income tax asset valuation allowance related to our capital loss carryforward following the sale of an investment; and

•	An income tax expense of $2.7 million related to an increase in our reserve for uncertain tax positions.

U.K. legislation enacted in 2009 will increase our future effective income tax rate and our cash tax payments.

Comparison of 2008 to 2007

Summarized financial information.  The following table summarizes certain information regarding our results of operations for the years ended December 31, 2007 and 2008.  Our reported average selling prices reflect actual selling prices after the effects of currency exchange rates, customer and product mix and other related factors throughout the periods presented.

	For the year ended December 31,
	2007	% of total net sales	2008	% of total net sales
	(In millions, except product shipment data)
Net sales:
Melted products	$191.9	15%	$115.5	10%
Mill products	952.0	74%	913.5	79%
Other titanium products	135.0	11%	122.5	11%

Total net sales	1,278.9	100%	1,151.5	100%

Cost of sales	831.5	65%	863.8	75%

Gross margin	447.4	35%	287.7	25%

Selling, general, administrative and development expense	69.0	5%	66.5	6%
Other expense, net	6.4	1%	1.5	-

Operating income	$372.0	29%	$219.7	19%

Melted product shipments:
Volume (metric tons)	4,720		3,850
Average selling price (per kilogram)	$40.65		$30.00

Mill product shipments:
Volume (metric tons)	14,230		15,050
Average selling price (per kilogram)	$66.90		$60.70

Net sales.  Our net sales were $1,151.5 million for 2008 compared to net sales of $1,278.9 million for 2007.  Average selling prices for melted and mill products decreased 26% and 9%, respectively, from 2007 to 2008.  Revisions and delays in the build-out schedules of certain commercial aircraft, and the resulting effects on production and inventory levels throughout the supply-chain, negatively impacted demand and selling prices for titanium products in 2008 compared to 2007.  Declines in raw material costs, primarily titanium scrap, also contributed to lower selling prices for certain products under long-term agreements during 2008, due in part to raw material indexed pricing adjustments included in certain of these agreements.

Gross margin.  During 2008, our gross margin was $287.7 million as compared to $447.4 million for 2007, primarily reflecting decreases in the average selling prices for our melted and mill products.  The favorable impacts of declining costs for titanium scrap in 2008 were substantially offset by higher costs of production, primarily energy, and certain other raw materials.

Operating income.  Our operating income for 2008 was $219.7 million compared to $372.0 million during 2007 primarily due to the decline in gross margin.  The 2007 period also includes a $6.0 million expense related to previously capitalized costs associated with the planning and engineering for a new VDP sponge plant, based on our decision to delay the project indefinitely.

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

Our income tax expense in 2008 includes:

•	An income tax benefit of $14.4 million related to an internal reorganization we implemented in the second quarter of 2007;

•	An income tax benefit of $1.9 million related to the reversal of our deferred income tax asset valuation allowance related to our capital loss carryforward following the sale of an investment; and

•	An income tax expense of $2.7 million related to an increase in our reserve for uncertain tax positions.

Our income tax expense in 2007 includes:

•	An income tax benefit of $12.6 million related to an internal reorganization we implemented in the second quarter of 2007 and

•
An income tax benefit of $6.5 million related primarily to the reversal of a portion of our deferred income tax asset valuation allowance related to our capital loss carryforward following the sale of our interest in CompX.

European operations

We have substantial operations located in the United Kingdom, France and Italy.  Approximately  33% of our sales originated in Europe for 2009, a portion of which were denominated in foreign currency, principally the British pound sterling or the euro.  Certain raw material costs, principally purchases of titanium sponge and alloys for our European operations, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies.  The functional currencies of our European subsidiaries are those of their respective countries, and the European subsidiaries are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results.  Our European operations may incur borrowings denominated in U.S. dollars or in their respective functional currencies.  Our export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations.  We do not use currency contracts to hedge our currency exposures.

The translated U.S. dollar value of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results.  By applying the exchange rates prevailing during the prior year period to our local currency results of operations for the current year period, the translation impact of currency rate fluctuations can be estimated.

As the U.S. dollar strengthened versus the British pound but weakened versus the euro in 2008 compared to 2007 and strengthened versus the British pound and the euro in 2009 compared to 2008, fluctuations in foreign currency exchange rates had the following effects on our sales and operating income:

	2008 versus 2007	2009 versus 2008
	(In millions)

Increase (decrease) in:
Net sales	$(4.3)	$(38.4)
Operating income	0.9	1.1

Outlook

Shipments of our titanium mill products for 2009 were 24% lower than shipments in 2008, which reflects softness in demand, particularly within the commercial aerospace sector.  In addition to the ongoing weakness in the global economy, circumstances within the commercial aerospace market contributed to weak demand and lower prices for titanium products.  Reduced passenger traffic and reduced financing available to commercial airlines and aircraft leasing companies have contributed to reduced order rates and uncertainty regarding production schedules for commercial aircraft.  Further, excess supply chain inventories, particularly as a result of adjustments to production schedules for Boeing and Airbus, and other factors, including delays in development and delivery of the Boeing 787, continue to impact demand for titanium products.  We expect customer demand for our products to stabilize and show improvement as these factors begin to be resolved and inventory levels begin to stabilize during the next year.

As a result of long-term agreements with a majority of our major customers, many of which specify annual pricing mechanisms and minimum purchase commitments, we do not anticipate significant changes in our overall sales volumes for 2010 as compared to levels achieved during 2009, but average selling prices will likely be somewhat lower in 2010 compared to 2009, primarily as a result of raw materials index price adjustments in certain of our long-term agreements.  Current customer order levels indicate that the significant destocking activity in the titanium supply chain during 2009 has abated.  Also, in recent months, open market scrap prices have been increasing, which we believe is an indication that industry demand has stabilized and may soon begin to increase.  Boeing recently completed successful initial test flights for the Boeing 787 and continues to target first customer deliveries of the aircraft in the fourth quarter of 2010.  If Boeing achieves this timeline, we anticipate production rates throughout the commercial aerospace supply chain will accelerate over the next two to three years, which should increase customer demand for our products and positively affect our sales and operating results.  We continue to monitor our production rates, global workforce and cost structures in response to anticipated demand for our products.  Although per-unit costs for both melted and mill products were favorably impacted during 2009 by declining raw material costs, primarily titanium scrap, such cost reductions have been offset by higher per-unit production and overhead costs resulting from allocation of such costs over lower production volumes.

Through prudent management of production rates and costs, as well as conservative capital investment, we continue to maintain positive cash flows and a strong balance sheet, including $169.4 million of cash, borrowing availability under our bank credit agreements of approximately $211.4 million and no bank debt as of December 31, 2009.  We have maintained positive earnings and generated significant operating cash flows during the most severe recession in decades, and we expect to continue to adjust our cost structure and production rates as necessary to achieve positive operating cash flow and preserve our financial strength.

We continue to believe the overall industry outlook supports a long-term favorable trend in demand for titanium products.  This trend is driven in part by the long-term demand in the commercial aerospace industry for a new generation of more fuel-efficient aircraft that require a significantly higher percentage of titanium than earlier models.  In January 2010, The Airline Monitor, a leading aerospace publication, issued its semi-annual forecast for commercial aircraft deliveries.  Aggregate annual deliveries of aircraft for Boeing and Airbus are expected to reach record numbers during each year from 2011 through 2013 (totaling at least 1,010 aircraft deliveries each year during the period).  Even after the next expected peak in overall deliveries of Boeing and Airbus aircraft (forecast for 2012 at 1,025 units), the demand for titanium is expected to continue to increase significantly due to increased deliveries of twin-aisle aircraft and the increased production rates of next generation commercial aircraft, both of which consume large amounts of titanium metal.  Beyond 2014, projected aircraft deliveries remain strong as fuel efficiency and expansion of the global fleet in developing areas, such as Asia, are expected to be key drivers of long-term demand.  Although the duration of the current global recession may impact the timing and rate of the demand recovery, this recent forecast supports our belief that long-term industry-wide demand trends will remain strong for the foreseeable future.

Our strategic plans to improve our production capabilities are focused on opportunities to improve our operating flexibility, efficiency and cost structure to meet our customers’ long-term needs.  In particular, we continue to enhance our ability to meet our current and prospective customers’ needs and strengthen our position as a reliable supplier in markets where technical ability and precision are critical.  We have been successful over the last several years in establishing significant flexibility and cost advantages in our entire manufacturing process.  We believe our efficient manufacturing processes and strong balance sheet have kept us well-positioned in the current economic environment, and we believe our financial strength will allow us to continue to invest in our business, fully serve our current and prospective customers and pursue strategic opportunities when appropriate.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated cash flows for each of the past three years are presented below.  The following should be read in conjunction with our Consolidated Financial Statements and notes thereto.

	Year ended December 31,
	2007	2008	2009
	(In millions)
Cash provided by (used in):
Operating activities	$192.1	$197.6	$206.8
Investing activities	(108.2)	(142.6)	(64.1)
Financing activities	(24.5)	(97.7)	(20.3)

Net cash provided by (used in) operating, investing and financing activities	$59.4	$(42.7)	$122.4

Operating activities. Cash flow from operations is considered a primary source of our liquidity.  Changes in pricing, production volume and customer demand, among other things, could significantly affect our liquidity.  Cash provided by operating activities increased $9.2 million, from $197.6 million in 2008 to $206.8 million in 2009.  The net effects of the following significant items contributed to the overall increase in cash provided by operating activities:

•	operating income declined by $164.8 million in 2009;

•
net cash provided by operations resulting from changes in receivables, inventories, payables and accrued liabilities increased by $129.2 million in 2009 in response to changing working capital requirements resulting primarily from declining inventory levels; and

•	net cash paid for income taxes declined by $38.2 million in 2009 primarily due to lower taxable income in 2009.

Cash provided by operating activities increased $5.5 million, from $192.1 million in 2007 to $197.6 in 2008.  The net effects of the following significant items contributed to the overall increase in cash provided by operating activities:

•	operating income declined by $152.3 million in 2008;

•
net cash used in operations resulting from changes in receivables, inventories, payables and accrued liabilities declined by $42.1 million in 2008 in response to changing working capital requirements and improved collections of receivables; and

•	net cash paid for income taxes declined by $105.0 million in 2008 primarily due to lower taxable income in 2008.

Investing activities.  Cash flows used in our investing activities changed from $108.2 million in 2007 to $142.6 million in 2008 to $64.1 million in 2009.  Our capital expenditures were $100.9 million during 2007, $121.3 million in 2008 and $33.0 million in 2009.  Capital projects and other significant investing activities include the following:

•
During 2007 and 2008, we had construction underway for the first and second phases of our EB melt capacity expansion at our facility in Morgantown and other capacity expansion projects in the U.S. and Europe.  Most of our capacity expansion projects are now substantially complete, and 2009 capital spending was primarily limited to those projects required to properly maintain our equipment and facilities.

•	We purchased $26.4 million in marketable equity securities during 2008 and $0.7 million during 2009.

•	We entered into an unsecured revolving credit facility with Contran Corporation during 2009, pursuant to which we loaned Contran an aggregate of $33.8 million as of December 31, 2009.

•	We received principal payments on notes receivable from CompX International Inc. of $2.6 million in 2007, $7.3 million in 2008 and $0.5 million in 2009.

Financing activities.  We had no net borrowing activity during 2007, 2008 and 2009.  Other significant items included in our cash flows from financing activities included:

•	dividends paid on our common stock of $13.7 million in 2007 and $54.5 million in 2008;

•	dividends paid on our Series A Preferred Stock of $5.6 million in 2007, $0.3 million in 2008 and $0.2 million in 2009;

•	dividends paid to CEZUS of $8.1 million in 2007, $6.8 million in 2008 and $5.5 million in 2009; and

•	treasury stock purchases of $36.5 million during 2008 and $14.7 million in 2009.

In February 2009, our board of directors decided to suspend our quarterly dividend after considering the current economic and financial environment.

Future cash requirements

Liquidity.  Our primary source of liquidity on an ongoing basis is our cash flows from operating activities and borrowing availability under various credit facilities.  We generally use these amounts to (i) fund capital expenditures, (ii) repay indebtedness incurred primarily for working capital purposes and (iii) provide for the payment of dividends.  From time-to-time we will incur indebtedness, generally to (i) fund short-term working capital needs, (ii) refinance existing indebtedness, (iii) make investments in marketable and other securities (including the acquisition of securities issued by our subsidiaries and affiliates) or (iv) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business.

We routinely evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our alternative uses of capital, debt service requirements, the cost of debt and equity capital and estimated future operating cash flows.  As a result of this process, we have in the past, and in light of our current outlook, may in the future, seek to raise additional capital, modify our common and preferred dividend policies, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of common stock, purchase or redeem Series A Preferred Stock, sell assets, or take a combination of such steps or other steps to increase or manage our liquidity and capital resources.  In the normal course of business, we investigate, evaluate, discuss and engage in acquisition, joint venture, strategic relationship and other business combination opportunities in the titanium, specialty metal and other industries.  In the event of any future acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

We paid a quarterly cash dividend of $0.075 per share in 2007 and four such quarterly cash dividends in 2008.  In the first quarter of 2009, our board of directors decided to suspend our quarterly dividend after considering the current economic and financial environment.  We believe it is in our best interest to enhance our financial strength which will allow us to continue investing in our business and taking advantage of potential opportunities in our industry, including acquisitions, long-term partnering agreements or joint ventures, if and when such strategic opportunities arise.  Additionally, we will have the flexibility to repurchase shares of our common stock under our previously announced repurchase programs without sacrificing our ability to pursue other opportunities in our industry.  The declaration and payment of future dividends will be dependent upon the board's consideration of our cash requirements, contractual commitments, including applicable credit facility covenants, strategic plans and other factors deemed relevant by our board of directors.

At December 31, 2009, we had aggregate borrowing availability under our existing U.S and European credit facilities of $211.4 million, and we could borrow all such amounts without violating any covenants of our credit facilities.  We had an aggregate of $169.4 million of cash and cash equivalents.  Our U.S. credit facility matures in February 2011, and our U.K. credit facilities mature in August 2012.  See Note 8 to the Consolidated Financial Statements.  Based upon our expectations of our operating performance, the anticipated demands on our cash resources, borrowing availability under our existing credit facilities and anticipated borrowing capacity after the maturity of these credit facilities, we expect to have sufficient liquidity to meet our obligations for the short-term (defined as the next twelve-month period) and our long-term obligations.

Repurchases of common stock.  At February 19, 2010, we had approximately $48.8 million available for repurchase of our common stock under the authorizations described in Note 9 to the Consolidated Financial Statements.

Capital expenditures.  We currently estimate we will invest a total of approximately $35 million to $40 million for capital expenditures during 2010.  In response to current economic conditions, our planned capital expenditures are limited to those required to properly maintain our equipment and facilities.  Capital spending for 2010 is expected to be funded by cash flows from operating activities or existing cash resources and available credit facilities.

We continue to evaluate additional opportunities to improve or replace productive assets including capital projects, acquisitions or other investments which, if consummated, any required funding would be provided by existing cash resources or borrowings under our U.S. or European credit facilities.

Contractual commitments.  As more fully described in Notes 14 and 15 to the Consolidated Financial Statements, we were a party to various agreements at December 31, 2009 that contractually commit us to pay certain amounts in the future.  The following table summarizes such contractual commitments that are enforceable and legally binding on us and that specify all significant terms, including pricing, quantity and date of payment:

	Payment Due Date
	2010	2011/2012	2013/2014	2015 & After	Total
	(In millions)

Operating leases	$6.6	$10.9	$8.2	$25.0	$50.7

Purchase obligations:
Raw materials (1)	82.7	159.6	136.7	449.6	828.6
Other (2)	46.4	38.1	31.6	50.7	166.8

Other contractual obligations (3)	10.1	0.2	-	-	10.3

	$145.8	$208.8	$176.5	$525.3	$1,056.4

(1)
These obligations generally relate to the purchase of titanium sponge pursuant to LTAs that expire at varying dates (as described in Item 1: Business) and various other open orders or commitments for the purchase of raw materials.  Certain of the LTAs have annually negotiated prices and ranges of volumes, and we have assumed minimum required volumes and minimum or estimated prices, as deemed appropriate.  Certain of the LTAs contain automatic renewal provisions; however, we have only included the purchase commitments associated with the initial terms of each LTA.

(2)
These obligations generally relate to contractual purchase obligations for conversion services, certain operating fees paid to CEZUS for use of a portion of its Ugine plant pursuant to an agreement expiring in 2015 (as described in Item 2: Properties), and various other open orders for the purchase of energy, utilities and property and equipment.  These obligations are generally based on an average price and an assumed constant mix of services purchased, as appropriate.  All open orders are primarily for delivery in 2010.

(3)
These other obligations include an obligation under a worker’s compensation bond, capital and interest payments under capital lease agreements and income taxes payable, all of which are recorded on our balance sheet as of December 31, 2009.  Additionally, we have an obligation to Contran under an intercorporate services agreement (“ISA”) which will be recorded ratably over the 2010 service period.  We expect to renew the ISA annually.

The above table does not reflect any amounts that we might pay to fund our defined benefit pension plans and OPEB plans, as the timing and amount of any such future funding are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and inflation rate assumptions.  See Note 13 to the Consolidated Financial Statements and “Liquidity and Capital Resources - Defined benefit pension plans” and “Liquidity and Capital Resources - Postretirement benefit plans other than pensions.”

Off-balance sheet arrangements.  We do not have any off-balance sheet financing agreements other than the outstanding letters of credit and operating leases discussed in Notes 8 and 15 to our Consolidated Financial Statements.

Recent accounting pronouncements.  See Note 2 to the Consolidated Financial Statements.

Defined benefit pension plans.  As of December 31, 2009, we maintain three defined benefit pension plans – one each in the U.S., the U.K. and France.  The majority of the discussion below relates to the U.S. and U.K. plans, as the French plan is not material to our Consolidated Balance Sheets, Statements of Income or Statements of Cash Flows.

We recorded net consolidated pension expense of $4.6 million in 2007, $2.0 million in 2008 and $15.6 million in 2009.  Pension expense for these periods was calculated based upon a number of actuarial assumptions, most significant of which are the discount rate and the expected long-term rate of return.  Actual returns on plan assets during 2008 were significantly lower than our expected long-term rate of return for both the U.S. and U.K. plans, and the resulting actuarial losses were recorded as a component of accumulated other comprehensive income (“AOCI”) as of December 31, 2008.  As these actuarial losses began amortizing during 2009, pension expense increased during 2009 as compared to 2008.

The discount rate we utilize for determining pension expense and pension obligations for our U.S. plan is based on discount rates derived from our expected future cash flows, and the discount rate we utilize for determining pension expense and pension obligations for our U.K. plan is based on the yields available on high quality corporate bond indices over the same duration as the U.K. plan’s expected future cash flows.  Changes in our discount rate over the past three years reflect the fluctuations in such expected cash flows during that period.  We establish a rate that is used to determine obligations as of the year-end date and expense or income for the subsequent year.  We used the following discount rate assumptions for our defined benefit pension plans:

	Discount rates used for:
	Obligation at December 31, 2007 and expense in 2008	Obligation at December 31, 2008 and expense in 2009	Obligation at December 31, 2009 and expense in 2010
U.S. plan	5.90%	5.75%	5.80%
U.K. plan	5.60%	6.20%	5.65%

Lowering the discount rate assumption by 0.25% (from 5.75% to 5.50%) would have increased our U.S. plan’s 2009 pension expense by approximately $0.2 million, and lowering the discount rate assumption by 0.25% (from 6.20% to 5.95%) would have increased our U.K. plan’s 2009 pension expense by approximately $0.6 million.

Benefit payments to participants in our U.K. plan are adjusted for inflation annually, impacting both pension expense and pension obligations.  The inflation rate we utilize for our U.K. plan is derived from the risk adjusted spread between fixed-rate and variable-rate U.K. government bond indices.  Changes in our inflation rate over the past three years reflect the fluctuations in such indices during that period.  We establish a rate that is used to determine obligations as of the year-end date and expense or income for the subsequent year.  We used the following inflation rate assumptions for our U.K. defined benefit pension plan:

	Inflation rates used for:
	Obligation at December 31, 2007 and expense in 2008	Obligation at December 31, 2008 and expense in 2009	Obligation at December 31, 2009 and expense in 2010
U.K. plan	3.20%	2.60%	3.60%

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

All of our U.S. plan’s assets are invested in the Combined Master Retirement Trust ("CMRT").  The CMRT is a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefit plans sponsored by Contran and related companies.  However, our U.S. plan assets are invested only in the portion of the CMRT that does not hold our common stock. See Note 13 to the Consolidated Financial Statements.

The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons.  Mr. Simmons is the sole trustee of the CMRT.  The trustee of the CMRT, along with the CMRT’s investment committee, of which Mr. Simmons is a member, actively manages the investments of the CMRT.  The trustee and investment committee periodically change the asset mix of the CMRT based upon, among other things, advice from third-party advisors and their respective expectations as to what asset mix will generate the greatest overall return.  At December 31, 2009, our portion of the CMRT had an aggregate asset value of $48.1 million.  During 2007, 2008 and 2009, the assumed long-term rate of return for our U.S. plan assets that were invested in the CMRT was 10%.  In determining the appropriateness of the long-term rate of return assumption, we considered, among other things, the historical rates of return, the current and projected asset mix and the investment objectives of the CMRT’s managers for our portion of the CMRT.  During the history of the CMRT from its inception in 1988 through December 31, 2009, the average annual rate of return earned by our portion of the CMRT, as calculated based on the average percentage change in the net asset value per unit for each applicable year, has been 11%.

All of our U.K. plan’s assets are invested in equity securities, fixed-income securities and cash or cash equivalents with a target asset allocation determined by an investment committee appointed by the plan’s trustee.  As a result of market fluctuations experienced and the strategic movement toward our long-term funding and asset allocation strategies, actual asset allocation as of December 31, 2009 was 79% equity securities and 21% debt and other securities.  Our future expected long-term rate of return on plan assets for our U.K. plan is based on our target asset allocation assumption of 80% equity securities and 20% fixed income securities.  Based on various factors, including economic and market conditions, gains on the plan assets during each of the preceding years and projected asset mix, our assumed long-term rate of return for our pension expense was 6.50% for 2007, 6.65% for 2008 and 6.80% for 2009.

Although the expected rate of return is a long-term measure, we continue to evaluate our expected rate of return annually and adjust it as considered necessary.  As part of this evaluation, we considered the historical long-term average annual rates of return and recent economic downturn impacting virtually all global equity markets, and based on our evaluation, the recent declines in value for our plans’ assets are not indicative of a long-term trend requiring an adjustment to our long-term expected rate of return for any of our defined benefit pension plans.  Actual returns on plan assets for a given year that are greater than the assumed rates of return result in an actuarial gain, while actual returns on plan assets for a given year that are less than the assumed rates of return result in an actuarial loss.  All of these actuarial gains and losses are not recognized in earnings currently, but instead are deferred as part of AOCI and amortized into net income in the future as part of pension expense.  However, any actuarial gains generated in future periods reduce the negative amortization effect of any cumulative actuarial losses, while any actuarial losses generated in future periods reduce the favorable amortization effect of any cumulative actuarial gains.  We used the following long-term rate of return assumptions for our defined benefit pension plans:

	Long-term rates of return used for pension expense for the year ended December 31:
	2008	2009	2010
U.S. plan	10.00%	10.00%	10.00%
U.K. plan	6.65%	6.80%	7.50%

Lowering the expected long-term rate of return on our U.S. plan’s assets by 0.5% (from 10.00% to 9.50%) would have increased 2009 pension expense by approximately $0.2 million, and lowering the expected long-term rate of return on our U.K. plan’s assets by 0.5% (from 6.80% to 6.30%) would have increased 2009 pension expense by approximately $0.6 million.

Based on an expected rate of return on plan assets of 10%, a discount rate of 5.80% and various other assumptions, we estimate that our U.S. plan will have pension expense of approximately $5.6 million in 2010 as compared to $6.9 million in 2009.  A 0.25% increase or decrease in the discount rate would decrease or increase estimated pension expense by approximately $0.1 million in 2010, respectively.  A 0.5% increase or decrease in the long-term rate of return would decrease or increase estimated pension expense by approximately $0.2 million in 2010, respectively.  Pension expense for our U.S. plan will decrease in 2010 primarily as the result of actuarial gains recognized in AOCI as of December 31, 2009 resulting from our actual rate of return on plan assets exceeding our expected rate of return during 2009.

Based on an expected rate of return on plan assets of 7.50%, a discount rate of 5.65% and various other assumptions (including an exchange rate of $1.61/£1.00), we estimate that pension expense for our U.K. plan will approximate $11.2 million in 2010 compared to $8.5 million in 2009.  A 0.25% increase or decrease in the discount rate would decrease or increase estimated pension expense by approximately $0.9 million in 2010, respectively.  A 0.5% increase or decrease in the long-term rate of return would decrease or increase estimated pension expense by approximately $0.7 million in 2010, respectively.  Actual future pension expense will depend on actual future investment performance, changes in future discount rates and various other factors related to the participants in our pension plans.  Pension expense for our U.K. plan will increase in 2010 primarily due to amortization related to actuarial losses recognized in AOCI as of December 31, 2009, higher interest costs resulting from decreases to our discount rate assumption and higher interest and service costs resulting from increases to our inflation rate assumption.  Actuarial gains resulting from our actual rate of return on plan assets exceeding our expected rate of return during 2009 and the increase in our expected long-term rate of return on plan assets as a result of a more aggressive asset allocation partially offset the impact of lowering the discount rate and raising the inflation rate for our U.K. plan.

We made cash contributions of $0.1 million in 2007 and nil in 2008 and 2009 to our U.S. plan and $10.5 million in 2007 and 2008 and $8.5 million in 2009 to our U.K. plan.  Based upon the current funded status of the plans and the actuarial assumptions being used for 2009, we believe that we will be required to make contributions of $4.8 million to our U.S. plan  and $6.9 million to our U.K. plan in 2010.

The recent global economic downturn negatively impacted the performance of each plans’ assets during 2008, but the fair values of the plans’ assets recovered somewhat during 2009.  The fair value of the assets of the U.S. plan was $98.4 million at December 31, 2007, $46.9 million at December 31, 2008 and $48.1 at December 31, 2009, and the fair value of the assets of the U.K. plan was $202.6 million at December 31, 2007, $114.9 million at December 31, 2008 and $145.6 million at December 31, 2009.

The combination of actual investment returns, changing discount rates and changes in other assumptions has a significant effect on our funded plan status (plan assets compared to projected benefit obligations).  The effect of negative investment returns and a decrease to the discount rate during 2008 resulted in an underfunded status of our U.S. plan of $30.0 million at December 31, 2008 compared to a $23.4 million overfunded status at December 31, 2007.  During 2009, investment returns slightly reduced the underfunded status of our U.S. plan to $29.0 million at December 31, 2009.  During 2008, negative investment returns and a strengthening dollar versus the pound sterling both contributed to an increase in the underfunded status of our U.K. plan from $34.8 million at December 31, 2007 to $46.2 million at December 31, 2008, while the decrease in the discount rate and increase to the inflation rate, partially offset by the increases to the long-term rate of return, for December 31, 2009 further increased the underfunded status for our U.K. plan to $90.6 million at December 31, 2009.

Postretirement benefit plans other than pensions.  We provide limited OPEB benefits to a portion of our U.S. employees upon retirement.  We fund such OPEB benefits as they are incurred, net of any retiree contributions.  We paid OPEB benefits, net of retiree contributions, of $1.3 million in each of 2007, 2008 and 2009.

We recorded consolidated OPEB expense of $3.1 million in 2007, $2.9 million in 2008 and $3.1 million in 2009.  OPEB expense for these periods was calculated based upon a number of actuarial assumptions, most significant of which are the discount rate and the expected long-term health care trend rate.

The discount rate we utilize for determining OPEB expense and OPEB obligations is based on discount rates derived from our expected future cash flows.  Changes in our discount rate over the past three years reflect the fluctuations in such expected cash flows during that period.  We establish a rate that is used to determine obligations as of the year-end date and expense or income for the subsequent year.  We used the following discount rate assumptions for our OPEB plan:

	Discount rates used for:
	Obligation at December 31, 2007 and expense in 2008	Obligation at December 31, 2008 and expense in 2009	Obligation at December 31, 2009 and expense in 2010
OPEB plan	5.90%	5.75%	5.65%

Lowering the discount rate assumption by 0.25% (from 5.75% to 5.50%) would have had a nominal impact on our 2009 OPEB expense.  Beginning January 1, 2010, we amended the benefit formula and the funding methodology for the majority of our participants.  This plan amendment and other factors cause the expected future cash flows for our OPEB plan to differ from cash flows for our U.S. pension plan, and based on these cash flows, we will utilize a discount rate of 5.65% for our December 31, 2009 OPEB obligations and for our 2010 OPEB expense.

We estimate the expected long-term health care trend rate based upon input from specialists in this area, as provided by our actuaries.  In estimating the health care trend rate, we consider industry trends, our actual healthcare cost experience and our future benefit structure.  For 2009, we used a beginning health care trend rate of 5.46%.  If the health care trend rate were increased or decreased by 1.0% for each year, OPEB expense for 2009 would have increased by approximately $0.5 million or decreased by approximately $0.4 million, respectively.  Due to the plan amendments discussed above, we revised our health care trend assumptions.  For our OPEB obligations as of December 31, 2009 and our 2010 OPEB expense, we are using a beginning health care trend rate of 8.5%, which is projected to be reduced to an ultimate rate of 4.5% in 2017.

Based on a discount rate of 5.65%, a health care trend rate as discussed above and various other assumptions, we estimate that OPEB expense will approximate $1.0 million in 2010 compared to $3.1 million in 2009.  A 0.25% increase or decrease in the discount rate would have a nominal impact on estimated OPEB expense in 2010.  A 1.0% increase or decrease in the health care trend rate for each year would increase or decrease the estimated service and interest cost components of OPEB expense by approximately $0.2 million in 2010, respectively.  Based upon the actuarial assumptions being used in 2009, we believe we will be required to pay OPEB benefits of $1.4 million in 2010, net of retiree contributions.  OPEB expense will decrease in 2010 primarily as the result of actuarial gains recognized in AOCI as of December 31, 2009 resulting from plan amendments and changing assumptions regarding health care trends and other demographic data.

Environmental matters.  See “Business – Regulatory and environmental matters” in Item 1 and Note 15 to the Consolidated Financial Statements for a discussion of environmental matters.

Affiliate transactions.  Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (i) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties, and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party.  We continuously consider, review and evaluate such transactions, and we understand that Contran and related entities consider, review and evaluate such transactions.  Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.  See Notes 1 and 14 to the Consolidated Financial Statements for a discussion of certain related party transactions that we were a party to during 2007, 2008 and 2009.

ITEM 7A:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rates.  If we utilize our borrowing capacity in the future, we would be exposed to market risk from changes in interest rates related to indebtedness.  We typically do not enter into interest rate swaps or other types of contracts in order to manage our interest rate market risk.  We had no outstanding bank indebtedness at December 31, 2008 and 2009.  Our borrowings accrue interest at variable rates, generally related to spreads over bank prime rates and LIBOR.  Because our bank indebtedness reprices with changes in market interest rates, the carrying amount of such debt is believed to approximate fair value.

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

Commodity prices.  We are exposed to market risk arising from changes in commodity prices as a result of our long-term purchase and supply agreements with certain suppliers and customers.  These agreements, which offer various fixed or formula-determined pricing arrangements, effectively obligate us to bear (i) the risk of increased raw material and other costs to us that cannot be passed on to our customers through increased titanium product prices (in whole or in part) or (ii) the risk of decreasing raw material costs to our suppliers that are not passed on to us in the form of lower raw material prices.  However, our ability to offset increased material costs with higher selling prices increased in the last several years, as many of our LTAs have either expired or have been renegotiated with price adjustments that take into account raw material, labor and energy cost fluctuations.  We do not engage in commodity hedging programs.

Raw materials.  We are exposed to market risk arising from changes in availability and prices for our critical raw materials.  From time to time we enter into long-term supply agreements for certain critical raw materials, including sponge, rutile and certain alloys, and we have long-term agreements in place for the majority of our expected requirements for titanium sponge through 2025.  We also have closed-loop arrangements with certain of our customers for the purchase of titanium scrap, which provide certainty of supply and price stability.  We do not generally enter into long-term supply agreements for all of our other critical raw material requirements.  We believe the risk of unavailability of our critical raw materials is low considering our existing LTAs with our raw material suppliers and other sources available to us, and the risk of price variability for our critical raw materials will be somewhat mitigated by our ability to increase the prices charged to our customers as noted above.

Securities prices.  As of December 31, 2008 and 2009, we held certain marketable securities that are exposed to market risk due to changes in prices of the securities.  The aggregate market value of these equity securities was $16.4 million at December 31, 2008 and $20.6 million at December 31, 2009.  The potential change in the aggregate market value of these securities, assuming a 10% change in prices, would have been $1.6 million at December 31, 2008 and $2.1 million at December 31, 2009.  See Note 4 to the Consolidated Financial Statements.

Interest bearing notes receivable.  We held a note receivable from CompX with a principal amount of $42.7 million at December 31, 2008 and $42.5 million at December 31, 2009.  Our note receivable accrues interest at variable rates, related to the spread over LIBOR.  Because our note receivable reprices with changes in market interest rates, the carrying amount of such note receivable is believed to approximate fair value.  See Notes 11 and 14 to the Consolidated Financial Statements.

We held two notes receivable from Contran with a combined principal amount of $50.5 million at December 31, 2009.  Our notes receivable accrue interest at variable rates, related to the prime rate, or in some cases, a specified spread under the prime rate.  Because interest rates of our notes receivable reprice with changes in market interest rates, the carrying amount of such note receivable are believed to approximate fair value.  See Notes 11 and 14 to the Consolidated Financial Statements.

ITEM 8:                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained in a separate section of this Annual Report.  See Index of Financial Statements on page F.

ITEM 9:                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A:                   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Bobby D. O’Brien, our Chief Executive Officer, and James W. Brown, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2009.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Management’s report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our evaluation of the effectiveness of our internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in internal control over financial reporting.  There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected our internal control over financial reporting.

Certifications.  Our chief executive officer is required to annually file a certification with the New York Stock Exchange (“NYSE”), certifying our compliance with the corporate governance listing standards of the NYSE.  During 2009, our chief executive officer filed such annual certification with the NYSE, which was not qualified in any respect, indicating that he was not aware of any violations by us of the NYSE corporate governance listing standards.  Our principal executive officer and principal financial officer are also required to, among other things, file quarterly certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act.  Such certifications for the year ended December 31, 2009 have been filed as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

(b)           Exhibits

The items listed in the Exhibit Index are included as exhibits to this Annual Report.  We have retained a signed original of any of these exhibits that contain signatures, and we will provide such exhibit to the SEC or its staff upon request.  We will furnish a copy of any of the exhibits listed below upon request and payment of $4.00 per exhibit to cover the costs of furnishing the exhibits.  Such requests should be directed to the attention of our Investor Relations Department at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2009 will be furnished to the SEC upon request.

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

10.6*
Amendment to the 2005 Titanium Metals Corporation Profit Sharing Plan (amended as of February 21, 2008), incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 21, 2007.

10.7*
Titanium Metal Corporation 2008 Long-Term Incentive Plan, incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-8 (File No. 333-151101) filed with the SEC on May 22, 2008.

10.8*
2008 Discretionary Bonus Plan (as of February 21, 2008), incorporated by reference to exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 21, 2007.  Certain exhibits to this Exhibit 10.6 have not been filed; upon request, the Registrant will furnish supplementally to the Commission a copy of any omitted exhibit.

10.9*
Consulting Agreement with Charles H. Entrekin, PhD, effective April 14, 2008, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 16, 2008.

10.10
Intercorporate Services Agreement among Contran Corporation and Titanium Metals Corporation, effective as of January 1, 2008, incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.11
Agreement Regarding Shared Insurance by and between CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., NL Industries, Inc., Titanium Metals Corporation and Valhi, Inc. dated October 30, 2003, incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.12
Stock Purchase Agreement dated as of October 16, 2007 between TIMET Finance Management Company and CompX International Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CompX International Inc. with the SEC on October 22, 2007 (File No. 1-13905).

10.13
Agreement and Plan of Merger dated as of October 16, 2007 among CompX International Inc., CompX Group, Inc. and CompX KDL LLC, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CompX International Inc. with the SEC on October 22, 2007 (File No. 1-13905).

10.14
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

10.15
Subordinated Term Loan Promissory Note dated October 26, 2007 executed by CompX International Inc. and payable to the order of TIMET Finance Management Company, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by CompX International Inc. with the SEC on October 30, 2007 (File No. 1-13905).

10.16
First Amendment to Subordination Agreement dated as of September 21, 2009 by TIMET Finance Management Company and Wachovia Bank, National Association, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CompX International Inc. with the SEC on September 24, 2009 (File No. 1-13905).  Appendix A to Exhibit A to this Exhibit 10.2 has been filed as Exhibit 10.3 to such current report filed by CompX International Inc.  The rest of Exhibit A has been omitted, and upon request, the Registrant will furnish supplementally to the SEC a copy of the omitted part of Exhibit A to this Exhibit 10.2.

10.17
Amended and Restated Subordinated Term Loan Promissory Note dated September 21, 2009 executed by CompX International Inc. and payable to the order of TIMET Finance Management Company, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by CompX International Inc. with the SEC on September 24, 2009 (File No. 1-13905).

10.18
Stock Purchase Agreement dated as of December 31, 2008 between Titanium Metals Corporation and Contran Corporation, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2009.

10.19
Form of Secured Promissory Note dated as of December 31, 2008 made by Contran Corporation payable to Titanium Metals Corporation, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2009.

10.20
Pledge and Security Agreement dated as of December 31, 2008 between Contran Corporation and Titanium Metals Corporation, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2009.

10.21
Unsecured Revolving Demand Promissory Note as of November 4, 2009 made by Contran Corporation payable to TIMET Finance Management Company, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2009.

10.22	First Amended and Restated Unsecured Revolving Demand Promissory Note as of December 11, 2009 made by Contran Corporation payable to TIMET Finance Management Company, filed herewith.

10.23**
General Terms Agreement between The Boeing Company and Titanium Metals Corporation, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on November 17, 2006.

10.24**
Special Business Provisions between The Boeing Company and Titanium Metals Corporation, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on November 17, 2006.

10.25**	First Amendment to the Special Business Provisions between The Boeing Company and Titanium Metals Corporation dated as of August 2, 2005, effective November 12, 2009, filed herewith.

10.26**	General Terms Agreement between The Boeing Company and Titanium Metals Corporation dated as of November 12, 2009, filed herewith.

10.27**	Special Business Provisions between The Boeing Company and Titanium Metals Corporation dated as of November 12, 2009, filed herewith.

10.28**
Agreement for the Purchase and Supply of Materials between Titanium Metals Corporation and certain subsidiaries and Rolls-Royce plc and certain subsidiaries effective January 1, 2007, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.29
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

10.30**
Conversion Services Agreement between Titanium Metals Corporation and Haynes International, Inc. effective November 17, 2006, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.31**
Titanium Sponge Supply Agreement dated November 14, 2007 between Toho Titanium Co., Ltd. and Titanium Metals Corporation, incorporated by reference Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.  Certain exhibits and appendices to this Exhibit 10.23 have not been filed; upon request, the Registrant will furnish supplementally to the Commission, subject to the Registrant’s request for confidential treatment of portions thereof, a copy of any omitted exhibit.

10.32**
First Amendment to Titanium Sponge Supply Agreement dated April 20, 2009 between Toho Titanium Co., Ltd. and Titanium Metals Corporation, incorporated by reference Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.33**
Titanium Sponge Supply Agreement dated as of December 18, 2009 between Toho Titanium Co., Ltd. and Titanium Metals Corporation, filed herewith.  Certain exhibits and appendices to this Exhibit 10.33 have not been filed; upon request, the Registrant will furnish supplementally to the Commission, subject to the Registrant’s request for confidential treatment of portions thereof, a copy of any omitted exhibit.

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

TITANIUM METALS CORPORATION
(Registrant)

By /s/ Bobby D. O’Brien
Bobby D. O’Brien, March 1, 2010 President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By /s/ Harold C. Simmons	By /s/ Terry N. Worrell
Harold C. Simmons, March 1, 2010 Chairman of the Board	Terry N. Worrell, March 1, 2010 Director

By /s/ Steven L. Watson	By /s/ Paul J. Zucconi
Steven L. Watson, March 1, 2010 Vice Chairman of the Board	Paul J. Zucconi, March 1, 2010 Director

By /s/ Keith R. Coogan	By /s/ James W. Brown
Keith R. Coogan, March 1, 2010 Director	James W. Brown, March 1, 2010 Vice President and Chief Financial Officer Principal Financial Officer

By /s/ Glenn R. Simmons	By /s/ Scott E. Sullivan
Glenn R. Simmons, March 1, 2010 Director	Scott E. Sullivan, March 1, 2010 Vice President and Controller Principal Accounting Officer

By /s/ Thomas P. Stafford
Thomas P. Stafford, March 1, 2010 Director

TITANIUM METALS CORPORATION

ANNUAL REPORT ON FORM 10-K
ITEMS 8 and 15(a)

INDEX OF FINANCIAL STATEMENTS

Page

Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets – December 31, 2008 and 2009	F-3

Consolidated Statements of Income – Years ended December 31, 2007, 2008 and 2009	F-5

Consolidated Statements of Comprehensive Income – Years ended December 31, 2007, 2008 and 2009	F-6

Consolidated Statements of Cash Flows – Years ended December 31, 2007, 2008 and 2009	F-7

Consolidated Statements of Changes in Equity – Years ended December 31, 2007, 2008 and 2009	F-9

Notes to Consolidated Financial Statements	F-10

We omitted all schedules to the Consolidated Financial Statements because they are not applicable or the required amounts are either not material or are presented in the Notes to the Consolidated Financial Statements.

F

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Titanium Metals Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows present fairly, in all material respects, the financial position of Titanium Metals Corporation and its subsidiaries at December 31, 2008 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the Consolidated Financial Statements, the Company changed the manner in which it classified its noncontrolling interests in 2009.

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

Index

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 1, 2010

Index

TITANIUM METALS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	December 31,
ASSETS	2008	2009

Current assets:
Cash and cash equivalents	$45.0	$169.4
Accounts and other receivables	144.4	85.0
Notes receivable from affiliates	1.0	33.8
Inventories	569.7	475.6
Refundable income taxes	2.3	8.2
Deferred income taxes	21.7	25.3
Other	4.8	10.0

Total current assets	788.9	807.3

Marketable securities	16.4	20.6
Notes receivable from affiliates	58.4	59.2
Property and equipment, net	427.1	416.1
Deferred income taxes	17.8	16.8
Other	59.1	58.6

Total assets	$1,367.7	$1,378.6

See accompanying notes to Consolidated Financial Statements.
Index

TITANIUM METALS CORPORATION
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In millions, except per share data)

	December 31,
	2008	2009
LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$58.5	$30.1
Accrued and other current liabilities	76.1	52.4
Customer advances	17.6	20.8
Income taxes payable	-	0.9
Deferred income taxes	-	0.4

Total current liabilities	152.2	104.6

Accrued OPEB cost	28.5	19.9
Accrued pension cost	77.5	120.8
Deferred income taxes	-	1.6
Other	9.2	7.6

Total liabilities	267.4	254.5

Equity:
TIMET stockholders’ equity:
Series A Preferred Stock, $0.01 par value; $3.6 million liquidation preference; 4.0 million shares authorized, 0.1 million shares issued and outstanding	3.2	3.2
Common stock, $0.01 par value; 200 million shares authorized,181.1 and 179.6 million shares issued and outstanding, respectively	1.8	1.8
Additional paid-in capital	523.4	509.0
Retained earnings	696.7	731.0
Accumulated other comprehensive loss	(145.5)	(138.0)

Total TIMET stockholders’ equity	1,079.6	1,107.0

Noncontrolling interest in subsidiary	20.7	17.1

Total equity	1,100.3	1,124.1

Total liabilities and equity	$1,367.7	$1,378.6

Commitments and contingencies (Note 15)

See accompanying notes to Consolidated Financial Statements.
Index

TITANIUM METALS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Year ended December 31,
	2007	2008	2009

Net sales	$1,278.9	$1,151.5	$774.0
Cost of sales	831.5	863.8	660.7

Gross margin	447.4	287.7	113.3

Selling, general, administrative and development expense	69.0	66.5	60.4
Other (expense) income, net	(6.4)	(1.5)	2.0

Operating income	372.0	219.7	54.9

Interest expense	2.6	1.8	0.8
Other non-operating income, net	24.2	19.4	2.4

Income before income taxes	393.6	237.3	56.5

Provision for income taxes	116.9	69.1	20.7

Net income	276.7	168.2	35.8

Noncontrolling interest in net income of subsidiary	8.5	5.7	1.3

Net income attributable to TIMET stockholders	268.2	162.5	34.5

Dividends on Series A Preferred Stock	5.1	0.3	0.2

Net income attributable to TIMET common stockholders	$263.1	$162.2	$34.3

Earnings per share attributable to TIMET common stockholders:
Basic	$1.62	$0.89	$0.19
Diluted	$1.46	$0.89	$0.19

Weighted average shares outstanding:
Basic	162.8	181.4	180.7
Diluted	184.3	182.5	180.7

Cash dividends per common share	$0.075	$0.30	$-

See accompanying notes to Consolidated Financial Statements.
Index

TITANIUM METALS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year ended December 31,
	2007	2008	2009

Net income	$276.7	$168.2	$35.8

Other comprehensive income, net of tax:

Currency translation adjustment	11.7	(65.5)	22.8

Unrealized (losses) gains and reclassification adjustment on marketable securities	(19.9)	(8.2)	2.2

Pension plans	12.0	(54.1)	(23.8)

OPEB plan	0.4	1.7	6.9

Total other comprehensive income (loss)	4.2	(126.1)	8.1

Comprehensive income	280.9	42.1	43.9

Comprehensive income attributable to noncontrolling interest	10.7	4.7	1.9

Comprehensive income attributable to TIMET	$270.2	$37.4	$42.0

See accompanying notes to Consolidated Financial Statements.
Index

TITANIUM METALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year ended December 31,
	2007	2008	2009
Cash flows from operating activities:
Net income	$276.7	$168.2	$35.8
Depreciation and amortization	41.1	47.7	51.5
Gain on sale of marketable and other securities	(18.3)	(6.7)	-
Loss (gain) on disposal of property and equipment	7.7	0.4	(0.1)
Deferred income taxes	(14.7)	(4.1)	3.2
Other, net	0.4	1.8	2.2
Change in assets and liabilities:
Receivables	7.7	46.9	64.2
Inventories	(51.4)	(45.3)	108.0
Accounts payable and accrued liabilities	(10.6)	(13.8)	(55.2)
Income taxes	(35.5)	12.2	(5.1)
Pensions and other postretirement benefit plans	(9.6)	(9.9)	(1.4)
Other, net	(1.4)	0.2	3.7

Net cash provided by operating activities	192.1	197.6	206.8

Cash flows from investing activities:
Capital expenditures	(100.9)	(121.3)	(33.0)
Purchases of marketable securities	-	(26.4)	(0.7)
Proceeds from sale of property, plant and equipment	-	-	3.6
Notes receivable from affiliates:
Loans	-	-	(33.8)
Collections of principal payments	2.6	7.3	0.5
Other, net	(9.9)	(2.2)	(0.7)

Net cash used in investing activities	(108.2)	(142.6)	(64.1)

Cash flows from financing activities:
Indebtedness:
Borrowings	-	63.9	-
Repayments	-	(63.9)	-
Dividends paid:
Common stock	(13.7)	(54.5)	-
Series A Preferred Stock	(5.6)	(0.3)	(0.2)
Noncontrolling interest	(8.1)	(6.8)	(5.5)
Treasury stock purchases	-	(36.5)	(14.7)
Other, net	2.9	0.4	0.1

Net cash used in financing activities	(24.5)	(97.7)	(20.3)

Net cash provided by (used in) operating, investing and financing activities	$59.4	$(42.7)	$122.4

See accompanying notes to Consolidated Financial Statements.
Index

TITANIUM METALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)

	Year ended December 31,
	2007	2008	2009

Cash and cash equivalents:
Net increase (decrease) from:
Operating, investing and financing activities	$59.4	$(42.7)	$122.4
Effect of exchange rate changes on cash	1.2	(2.3)	2.0

Net cash provided (used) during year	60.6	(45.0)	124.4
Cash and cash equivalents at beginning of year	29.4	90.0	45.0

Cash and cash equivalents at end of year	$90.0	$45.0	$169.4

Supplemental disclosures:
Cash paid for:
Interest	$2.8	$1.6	$0.6
Income taxes	$165.9	$60.9	$22.7

Non-cash investing and financing activities:
Promissory notes received from affiliates upon sale of marketable and other securities	$52.6	$16.7	$-

See accompanying notes to Consolidated Financial Statements.
Index

TITANIUM METALS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In millions)
	TIMET stockholders’ equity
	Common shares	Common stock	Series A Preferred Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock and other	Non-controlling interest	Total
Balance at January 1, 2007	161.5	$1.6	$75.0	$484.4	$340.3	$(22.4)	$-	$21.3	$900.2
Net income	-	-	-	-	268.2	-	-	8.5	276.7
Other comprehensive income	-	-	-	-	-	2.0	-	2.2	4.2
Issuance of common stock	0.2	-	-	1.0	-	-	-	-	1.0
Conversion of Series A Preferred Stock	21.3	0.2	(70.9)	70.7	-	-	-	-	-
Tax benefit of stock options exercised	-	-	-	2.1	-	-	-	-	2.1
Dividends declared:
Series A Preferred Stock	-	-	-	-	(5.6)	-	-	-	(5.6)
Common stock	-	-	-	-	(13.7)	-	-	-	(13.7)
Noncontrolling interest	-	-	-	-	-	-	-	(8.1)	(8.1)
Other	-	-	-	-	(0.2)	-	-	-	(0.2)
Balance at December 31, 2007	183.0	$1.8	$4.1	$558.2	$589.0	$(20.4)	$-	$23.9	$1,156.6
Net income	-	-	-	-	162.5	-	-	5.7	168.2
Other comprehensive loss	-	-	-	-	-	(125.1)	-	(1.0)	(126.1)
Conversion of Series A Preferred Stock	0.3	-	(0.9)	0.9	-	-	-	-	-
Treasury stock purchases	-	-	-	-	-	-	(36.5)	-	(36.5)
Treasury stock retirement	(2.3)	-	-	(36.5)	-	-	36.5	-	-
Dividends declared:
Series A Preferred Stock	-	-	-	-	(0.3)	-	-	-	(0.3)
Common stock	-	-	-	-	(54.5)	-	-	-	(54.5)
Noncontrolling interest	-	-	-	-	-	-	-	(6.8)	(6.8)
Other, net	0.1	-	-	0.8	-	-	-	(1.1)	(0.3)
Balance at December 31, 2008	181.1	$1.8	$3.2	$523.4	$696.7	$(145.5)	$-	$20.7	$1,100.3
Net income	-	-	-	-	34.5	-	-	1.3	35.8
Other comprehensive loss	-	-	-	-	-	7.5	-	0.6	8.1
Treasury stock purchases	-	-	-	-	-	-	(14.7)	-	(14.7)
Treasury stock retirement	(1.5)	-	-	(14.7)	-	-	14.7	-	-
Dividends to noncontrolling interest	-	-	-	-				(5.5)	(5.5)
Other, net	-	-	-	0.3	(0.2)	-	-	-	0.1
Balance at December 31, 2009	179.6	$1.8	$3.2	$509.0	$731.0	$(138.0)	$-	$17.1	$1,124.1

See accompanying notes to Consolidated Financial Statements.
Index

TITANIUM METALS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation and organization

Titanium Metals Corporation (NYSE: TIE), a Delaware corporation, is a vertically integrated producer of titanium sponge, melted products and a variety of mill products for commercial aerospace, military, industrial and other applications.

Basis of presentation.  The Consolidated Financial Statements contained in this Annual Report include the accounts of Titanium Metals Corporation and its majority owned subsidiaries (collectively referred to as “TIMET”).  Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to TIMET and its subsidiaries, taken as a whole.  All material intercompany transactions and balances with consolidated subsidiaries have been eliminated.  Our first three fiscal quarters reported are the approximate 13-week periods ending on the Saturday generally nearest to March 31, June 30 and September 30.  Our fourth fiscal quarter and fiscal year always end on December 31.  For presentation purposes, disclosures of quarterly information in the accompanying notes have been presented as ended on March 31, June 30, September 30 and December 31, as applicable.  Certain reclassifications have been made to conform the presentation of noncontrolling interest in prior year’s Consolidated Financial Statements to the current year’s classifications.

Organization.  At December 31, 2009, subsidiaries of Contran Corporation held 27.5% of our outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons.  At December 31, 2009, Mr. Simmons and his spouse owned an aggregate of 16.1% of our common stock, and the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefits plans sponsored by Contran and certain of its affiliates., held an additional 8.6% of our common stock.  Mr. Simmons is the sole trustee of the CMRT and a member of its trust investment committee.  Consequently, Mr. Simmons may be deemed to control each of Contran and us.

Note 2 – Summary of significant accounting policies

Management’s estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.  We use estimates in accounting for, among other things, allowances for uncollectible accounts, inventory costing and allowances, environmental accruals, self insurance accruals, deferred tax valuation allowances, loss contingencies, valuation and impairment of financial instruments, the determination of sales discounts and other rate assumptions for pension and other postretirement employee benefit costs, asset impairments, useful lives of property and equipment, asset retirement obligations and other special items.  Actual results may, in some instances, differ from previously estimated amounts.  We review estimates and assumptions periodically, and the effects of revisions are reflected in the period they are determined to be necessary.

Foreign currency translation. We translate the assets and liabilities of our subsidiaries whose functional currency is deemed to be other than the U.S. dollar at year-end rates of exchange, while we translate their revenues and expenses at average exchange rates prevailing during the year.  The functional currencies of our foreign subsidiaries are generally the local currency of their respective countries.  We accumulate the resulting translation adjustments in the currency translation adjustments component of other comprehensive income.  We recognize currency transaction gains and losses in income in the period they are incurred.  We recognized net currency transaction losses of $1.2 million in 2007 and gains of $9.9 million in 2008 and $0.3 million in 2009.

Cash and cash equivalents. We classify highly liquid investments with original maturities of three months or less as cash equivalents.

Accounts receivable.  We provide an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts. Our periodic review of these accounts results in an estimate of uncollectible accounts.  Our estimate of the collectability of trade accounts receivable is based on a historical analysis of write-offs and evaluations of the aging trends and specific facts and circumstances.

Inventories and cost of sales.  We state inventories at the lower of cost or market generally based on the specific identification cost method, with certain raw materials stated based on the average cost method.  Inventories include the costs for raw materials, the cost to manufacture the raw materials into finished goods and overhead.  Unallocated fixed overhead costs resulting from periods with abnormally low production levels are charged to cost of sales in the period incurred.  Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance and depreciation, shipping and handling, and salaries and benefits associated with our manufacturing process.  As inventory is sold to third parties, we recognize the cost of sales in the same period that the sale occurs.  We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use, and we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based upon assumptions about alternative uses, market conditions and other factors.

Marketable securities.  We carry marketable equity securities at fair value.  GAAP establishes a consistent framework for measuring fair value, and beginning on January 1, 2008 (with certain exceptions), this framework is generally applied to all financial instruments by requiring fair value measurements to be classified and disclosed in one of the following three categories:

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

We classify all of our marketable securities as available-for-sale, and unrealized gains or losses on these securities are recognized through other comprehensive income, except for any decline in value we conclude is other than temporary.  We base realized gains and losses upon the specific identification of the securities sold.

We evaluate our investments whenever events or conditions occur to indicate that the fair value of such investments has declined below their carrying amounts.  If the carrying amount for an investment declines below its historical cost basis, we evaluate all available positive and negative evidence including, but not limited to, the extent and duration of the impairment, business prospects for the investee and our intent and ability to hold the investment for a reasonable period of time sufficient for the recovery of fair value.  If we determine the decline in fair value is other than temporary, the carrying amount of the investment is written down to fair value.

Index

Property, equipment and depreciation. We state property and equipment at cost.  We record depreciation and amortization expense on the straight-line method over the estimated useful lives of the assets as follows:

Asset	Useful life

Building and improvements	5 to 30 years
Machinery and equipment	2 to 25 years
Computer equipment and software	2 to 5 years

We expense maintenance (including planned major maintenance) and repairs as incurred and include such expenses in cost of sales.  We capitalize major improvements.

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

Environmental remediation costs.  We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable.  We adjust our accruals as further information becomes available to us or as circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the ultimate payout.  In the future, if the standards or requirements under environmental laws or regulations become more stringent, if our testing and analysis at our operating facilities identify additional environmental remediation, or if we determine that we are responsible for the remediation of hazardous substance contamination at other sites, then we may incur additional costs in excess of our current estimates.  We do not know if actual costs will exceed our current estimates, if additional sites or matters will be identified which require remediation or if the estimated costs associated with previously identified sites requiring environmental remediation will become estimable in the future.  Additional information regarding our alternative solutions for our environmental remediation obligations obtained from the results of our testing and analysis, various regulatory agencies or other sources allows us to refine our estimates of future remediation expenditures, and as a result, we recognized environmental remediation costs of a nominal amount in 2007, $2.6 million in 2008 and $0.4 million in 2009.  We recognize any recoveries of remediation costs from other parties when we deem their receipt to be probable.  At December 31, 2008 and 2009, we had not recognized any receivables for recoveries.

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

Research and development. We recognize research and development expense, which includes activities directed toward expanding the use of titanium and titanium alloys in all market sectors, as incurred, and we classify research and development expense as part of selling, general, administrative and development expense.  We recognized research and development expense of $4.2 million in 2007, $4.3 million in 2008 and $7.8 million in 2009.  We record any related engineering and experimentation costs associated with ongoing commercial production in cost of sales.

Self-insurance.  We are self-insured for certain exposures relating to employee and retiree medical benefits and workers’ compensation claims.  We purchase insurance from third-party providers, which limit our maximum exposure to $0.3 million per occurrence for employee medical benefit claims and $0.5 million per occurrence for workers’ compensation claims.  We paid $14.8 million during 2007, $15.6 million during 2008 and $16.8 million in 2009 related to employee medical benefits.  We also paid $1.1 million during 2007, $0.9 million in 2008 and $1.1 million in 2009 related to workers’ compensation claims.  Additionally, we maintain insurance from third-party providers for automobile, property, product, fiduciary and other liabilities, which are subject to various deductibles and policy limits typical for these types of insurance policies.   See Note 14 for discussion of policies provided by related parties.

Income taxes. We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of our assets and liabilities, including investments in our subsidiaries and affiliates who are not members of our U.S. Federal income tax group and undistributed earnings of foreign subsidiaries which are not permanently reinvested.  The earnings of our foreign subsidiaries subject to permanent reinvestment plans aggregated $169.8 million at December 31, 2008 and $144.6 million at December 31, 2009.  It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to such earnings due to the complexities associated with the U.S. taxation on earnings of foreign subsidiaries repatriated to the U.S.  We periodically evaluate our deferred income tax assets and recognize a valuation allowance based on the estimate of the amount of such deferred tax assets which we believe does not meet the more-likely-than-not recognition criteria.  We record a reserve for uncertain tax positions if we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities.  See Note 12.

Recent accounting pronouncements.  Uncertain tax positions.  On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, Accounting for Uncertain Tax Positions, which is now included with ASC Topic 740 Income Taxes.  FIN 48 clarifies when and how much of a benefit we can recognize in our consolidated financial statements for certain positions taken in our income tax returns and enhances the disclosure requirements for our income tax policies and reserves.  Among other things, FIN 48 prohibits us from recognizing the benefits of a tax position unless we believe it is more-likely-than-not our position will prevail with the applicable tax authorities and limits the amount of the benefit to the largest amount for which we believe the likelihood of realization is greater than 50%.  FIN 48 also requires companies to accrue penalties and interest on the difference between tax positions taken on their tax returns and the amount of benefit recognized for financial reporting purposes under the new standard.  We are required to classify any future reserves for uncertain tax positions in a separate current or noncurrent liability, depending on the nature of the tax position.  Our adoption of FIN 48 did not have a material impact on our consolidated financial position or results of operations.  Upon adoption of FIN 48, we recognized a $0.2 million decrease to retained earnings.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes.  The amount of interest and penalties we accrued during 2007, 2008 and 2009 was not material, and we had $0.2 million accrued for interest and an immaterial amount accrued for penalties for our uncertain tax positions at December 31, 2007 and $0.3 million accrued for interest at each of December 31, 2008 and 2009.  The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties):

	Year ended December 31,
	2007	2008	2009
	(In millions)
Unrecognized tax benefits:
Beginning balance	$2.2	$1.8	$3.4
Gross decreases in tax positions taken in prior periods	(0.5)	(0.5)	(0.6)
Gross increases in tax positions taken in current period	0.2	2.7	3.1
Settlements with taxing authorities – cash paid	(0.1)	-	-
Change in foreign currency exchange rates	-	(0.6)	0.3

Ending balance	$1.8	$3.4	$6.2

Index

If our uncertain tax positions were recognized, a benefit of $0.4 million, $2.5 million and $5.9 million would affect our effective income tax rate from continuing operations in 2007, 2008 and 2009, respectively.  We currently estimate that our unrecognized tax benefits will decrease by approximately $0.6 million during the next twelve months due to the reversal of certain timing differences and the expiration of certain statutes of limitations.

We file income tax returns in various U.S. federal, state and local jurisdictions.  We also file income tax returns in various foreign jurisdictions, principally in the United Kingdom, Italy, France and Germany.  Our domestic income tax returns prior to 2006 are generally considered closed to examination by applicable tax authorities.  Our foreign income tax returns are generally considered closed to examination for years prior to 2003 for the United Kingdom, 2005 for Italy and Germany and 2006 for France.

Noncontrolling interest.  On January 1, 2009, we adopted the accounting and disclosure requirements of Statement of Financial Accounting Standard (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, which is now included with Accounting Standards Codification (“ASC”) Topic 810 Consolidation.  This principle establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  On a prospective basis, any changes in ownership will be accounted for as equity transactions with no gain or loss recognized on the transactions unless there is a change in control.  Previously, such changes in ownership would generally result either in the recognition of additional goodwill (for an increase in ownership) or a gain or loss included in the determination of net income (for a decrease in ownership).  This principle also standardizes the presentation of noncontrolling interest as a component of equity on the balance sheet and on a net income basis in the statement of income and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary.  Upon adoption, we reclassified our consolidated balance sheet and statement of income to conform to the new presentation requirements for the noncontrolling interest in our 70%-owned French subsidiary for all periods presented.

Other than temporary impairments.  As of June 30, 2009, we adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which is now included with ASC Topic 320 Investments - Debt and Equity Securities and amends existing guidance for the recognition and measurement of other-than-temporary impairments for debt securities classified as available-for-sale and held-to-maturity and expands the disclosure requirements for interim and annual periods for available-for-sale and held-to-maturity debt and equity securities to include additional information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized.  We have included these additional disclosures in Note 4.

Subsequent events.  Beginning with the Quarterly Report for the period ending June 30, 2009, we adopted SFAS No. 165, Subsequent Events, which is now included with ASC Topic 855 Subsequent Events, which was subsequently amended by Accounting Standards Update ("ASU") 2010-09.  This principle establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events.  The principle clarifies existing guidance on subsequent events, including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statements and disclosures regarding all subsequent events.  This principle became effective for us in the second quarter of 2009 and its adoption did not have a material effect on our Consolidated Financial Statements.

Benefit plan asset disclosures.  During the fourth quarter of 2008, the FASB issued FSP FAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is now included with ASC Subtopic 715-20 Defined Benefit Plans, which amends SFAS No. 87, 88 and 106 to require expanded disclosures about employers’ pension plan assets, and we have included these expanded disclosures in Note 13.

Revenue arrangements with multiple deliverables.  In October 2009, the FASB issued ASU 2009-13 Multiple-Deliverable Revenue Arrangements, which will amend ASC Subtopic 605-25 Multiple-Element Arrangements.  ASU 2009-13 eliminates the residual method of allocating revenue to each deliverable in a multiple deliverable arrangement and requires the use of the residual selling price method of allocation using the vendor’s best estimate of the selling price of a particular deliverable if vendor-specific and third-party evidence of a selling price do not exist.  ASU 2009-13 also increases disclosure requirements for these arrangements.  We expect to adopt ASU 2009-13 on a prospective basis for revenue arrangements with multiple deliverables entered into or modified beginning in 2011, and we do not expect the adoption to have a material effect on our Consolidated Financial Statements.

Note 3 – Inventories

	December 31,
	2008	2009
	(In millions)

Raw materials	$138.0	$132.1
Work-in-process	264.1	203.2
Finished products	119.8	89.5
Inventory consigned to customers	19.2	21.2
Supplies	28.6	29.6

Total inventories	$569.7	$475.6

Index

Note 4 – Marketable securities

Our marketable securities consist of investments in the publicly traded shares of related parties.  NL Industries, Inc., Kronos Worldwide, Inc. and Valhi, Inc. are each majority owned subsidiaries of Contran.  All of our marketable securities are classified as available-for-sale, which are carried at fair value using quoted prices in active markets for each marketable security, representing inputs from the highest level (level 1) within the fair value hierarchy.  The following table summarizes our marketable securities as of December 31, 2008 and 2009:

Marketable security	Fair value measurement level	Market value	Cost basis	Unrealized gains (losses)
		(In millions)
As of December 31, 2008:
Valhi	1	$13.4	$26.4	$(13.0)
NL	1	3.0	2.5	0.5
Kronos	1	-	0.2	(0.2)

Total		$16.4	$29.1	$(12.7)

As of December 31, 2009:
Valhi	1	$17.7	$26.6	$(8.9)
NL	1	1.6	2.5	(0.9)
Kronos	1	1.3	0.7	0.6

Total		$20.6	$29.8	$(9.2)

During 2008 and 2009, we purchased 1.3 million shares of Valhi common stock in market transactions for an aggregate of $26.6 million, and we held approximately 1.1% of Valhi common stock at December 31, 2009.  Additionally, we held approximately 0.5% of NL’s outstanding common stock and 0.2% of Kronos’ outstanding common stock at December 31, 2009.  Valhi and NL held an aggregate of approximately 95% of Kronos’ outstanding common stock at December 31, 2009.

Because we have classified all of our marketable securities as available-for-sale, any unrealized gains or losses on the securities are recognized through other comprehensive income.  With respect to our investment in Valhi common stock, we considered the decline in market price for Valhi common stock to be temporary at December 31, 2009.  We considered all available evidence in reaching this conclusion.  While our investment in Valhi common stock has been in a continuous unrealized loss position since August 2008, the positive evidence we considered to conclude the decline was temporary at December 31, 2009 includes (i) our ability and intent to hold the investment in Valhi common stock for a reasonable period of time sufficient for the recovery of fair value (as evidenced by the amount of liquidity we currently have with cash on hand and our borrowing availability) and (ii) the significant partial recovery of fair value, as the quoted market price for Valhi common stock increased as much as 134% from July 2009 through January 2010 as compared to the 63% decline in Valhi’s quoted market price during the period from August 2008 through June 2009.  For our investment in NL, our cost basis has exceeded its market value for less than twelve months, and we believe the decline in market price of this security to be temporary in nature as a result of recent market volatility.

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

Note 5 – Property and equipment

	December 31,
	2008	2009
	(In millions)

Land and improvements	$12.5	$13.6
Buildings and improvements	57.8	71.0
Computer equipment and software	71.0	72.6
Manufacturing equipment and other	481.1	565.0
Construction in progress	109.3	35.0

Total property and equipment	731.7	757.2

Less accumulated depreciation	304.6	341.1

Total property and equipment, net	$427.1	$416.1

Note 6 – Other noncurrent assets

	December 31,
	2008	2009
	(In millions)

Prepaid conversion services	$44.7	$42.2
Other	14.4	16.4

Total prepaid and other noncurrent assets	$59.1	$58.6

Note 7 – Accrued and other current liabilities

	December 31,
	2008	2009
	(In millions)

Employee related	$38.3	$21.8
Deferred revenue	18.5	16.9
Other	19.3	13.7

Total accrued liabilities	$76.1	$52.4

Under the terms of long-term agreements (“LTAs”) with certain of our customers, our customers are required to purchase from us a buffer inventory of titanium products for use by us in the production of titanium products ordered by the customer in the future.  Generally, as the related inventory is placed into buffer, the customer is billed and takes title to the inventory, although we could retain an obligation to further process the material as directed by the customer.  Accordingly, we defer the recognition of the revenue and cost of sales on the buffer inventory until the final product is delivered to the customer.  As of December 31, 2008 and 2009, $13.8 million and $13.5 million, respectively, of our deferred revenue related to the buffer inventory.  The buffer inventory is included in our inventory consigned to customers in Note 3.

Index

Note 8 – Bank debt

We have a $175 million U.S. long-term credit agreement (the “U.S. Facility”) collateralized primarily by our U.S. accounts receivable, inventory, personal property, intangible assets and a negative pledge on our U.S. fixed assets.  The U.S. Facility matures in February 2011, and borrowings under the U.S. Facility accrue interest at the U.S. prime rate or varying LIBOR-based rates based on a quarterly ratio of outstanding debt to EBITDA as defined by the agreement.  We had no outstanding borrowings under the U.S. Facility as of December 31, 2008 and 2009.  The U.S. Facility also provides for the issuance of up to $10 million of letters of credit.

The U.S. Facility contains certain restrictive covenants that, among other things, limit or restrict our ability to incur debt, incur liens, make investments, make capital expenditures or pay dividends.  The U.S. Facility also requires compliance with certain financial covenants, including minimum tangible net worth, a fixed charge coverage ratio and a leverage ratio, and contains other covenants customary in lending transactions of this type including cross-default provisions with respect to our debt and obligations.  We were in compliance with all such covenants during the years ended December 31, 2008 and 2009.  Borrowings under the U.S. Facility are limited to the lesser of $175 million or a formula-determined amount based upon U.S. accounts receivable, inventory and fixed assets (subject to pledging fixed assets).  The formula-determined amount only applies if borrowings exceed 60% of the commitment amount or the leverage ratio exceeds a certain level, but based on our outstanding borrowings and leverage ratio, the formula-determined borrowing ceiling was not applicable as of December 31, 2008.  At December 31, 2009, the formula-determined borrowing ceiling, after considering any outstanding letters of credit, limited our borrowing availability to $164.3 million due to reduced inventory levels and accounts receivable balances.

In November 2009, TIMET UK, our wholly-owned subsidiary in the U.K., replaced its previous £22.5 million working capital credit facility with a new three part facility that matures on August 31, 2012, collectively referred to as the “U.K. Facility”.  Under the U.K. Facility, TIMET UK may borrow up to an aggregate of £22.5 million consisting of £18.0 million for revolving credit, £3.5 million for guarantees and £1.0 million for overdrafts, subject to a formula-determined borrowing base derived from the value of accounts receivable, inventory and property, plant and equipment.  Borrowings under the U.K. Facility can be in various currencies, including U.S. dollars, British pounds sterling and euros and are collateralized by substantially all of TIMET UK’s assets.  Interest on outstanding borrowings generally accrues at rates that vary from 1.5% to 1.75% above the lender’s published base rate.  The credit agreement includes revolving credit, guarantee and overdraft facilities and requires the maintenance of certain financial ratios and amounts, including a minimum net worth covenant and other covenants customary in lending transactions of this type.  TIMET UK was in compliance with all covenants during the years ended December 31, 2008 and 2009.  We had no outstanding borrowings under either U.K. Facility at December 31, 2008 and 2009.

We also have overdraft and other credit facilities at certain of our other European subsidiaries.  These facilities accrue interest at various rates and are payable on demand, and as of December 31, 2008 and 2009, there were no outstanding borrowings under these facilities.  Our consolidated borrowing availability under our U.S., U.K. and other European credit facilities aggregated to $211.4 million as of December 31, 2009.

As of December 31, 2009, we had $3.3 million of letters of credit outstanding under our U.S. Facility which were required by various utilities and government entities for performance and insurance guarantees, and we had $10.2 million of letters of credit outstanding under our European credit facilities as collateral under certain inventory purchase contracts.  These letters of credit reduce our borrowing availability under our credit facilities.

Note 9 – Equity

Preferred stock. At December 31, 2008 and 2009, we were authorized to issue 10 million shares of preferred stock.  Our board of directors determines the rights of preferred stock as to, among other things, dividends, liquidation, redemption, conversions and voting rights.

Prior to 2007, we issued 3.9 million shares of our Series A Preferred Stock in exchange for 3.9 million of our previously issued 6.625% mandatorily redeemable convertible preferred securities, beneficial unsecured convertible securities.  Each share of the Series A Preferred Stock is convertible, at any time, at the option of the holder thereof, at a conversion price of $3.75 per share of our common stock (equivalent to a conversion rate of thirteen and one-third shares of common stock for each share of Series A Preferred Stock), with any partial shares paid in cash.  The conversion rate is subject to adjustment if certain events occur, including, but not limited to, a stock dividend on our common stock, subdivisions or certain reclassifications of our common stock or the issuance of warrants to holders of our common stock.

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

During 2007 and 2008, an aggregate of 1.6 million and a nominal amount of shares of our Series A Preferred Stock were converted into 21.3 million and 0.3 million shares of our common stock, respectively.  No Series A Preferred Stock was converted during 2009.  As a result of these conversions, approximately 0.1 million shares of Series A Preferred Stock remain outstanding as of December 31, 2008 and 2009.

Common stock.  At December 31, 2008 and 2009, we were authorized to issue 200 million shares of common stock.  Our U.S. Facility limits the payment of common stock dividends under certain circumstances.  Quarterly dividends may be paid in the future when, as and if declared by our board of directors.

Treasury stock.  During 2007 our board of directors authorized the repurchase of up to $100 million of our common stock in open market transactions or in privately negotiated transactions, with any repurchased shares to be retired and cancelled.  During 2008 and 2009, we purchased 2.3 million and 1.5 million shares of our common stock, respectively, in open market transactions for aggregate purchase prices of $36.5 million and $14.7 million, respectively, and all shares acquired under this repurchase program during 2008 and 2009 have been cancelled.  At December 31, 2009, we could purchase an additional $48.8 million of our common stock under our board of directors’ authorization.

Restricted stock and common stock options.  In 1996, we adopted our 1996 Long-Term Performance Incentive Plan (“1996 Plan”) which provides for the discretionary grant of restricted common stock, stock options, stock appreciation rights and other incentive compensation to our officers and other key employees.  No restricted stock options or other share-based payments have been issued since 2000 under the 1996 Plan, and there are no outstanding share-based instruments under the 1996 plan as of December 31, 2009.

In 2008, we adopted our 2008 Long-Term Incentive Plan (“2008 Plan”) which provides for the discretionary grant of restricted or unrestricted common stock, stock options, stock appreciation rights and other incentive compensation to our employees or other key individuals, including non-employee directors.  We are authorized to grant awards representing an aggregate total of up to 0.5 million common shares under the 2008 Plan, and we issued a nominal number of unrestricted common shares to our non-employee directors during 2008 and 2009.  Before the adoption of the 2008 Plan, eligible non-employee directors were covered by an incentive plan that provided for the issuance of share-based payments as an element of director compensation (the “Director Plan”).  The share-based payments under the Director Plan included annual grants of our common stock to each non-employee director as partial payment of director fees, and we issued a nominal number of shares to our eligible non-employee directors during 2007.

As of January 1, 2007, we had stock options outstanding to purchase 0.3 million shares of our common stock, all of which were exercisable.  A nominal number of options were exercised in each of 2007, 2008 and 2009, and we had no options outstanding as of December 31, 2009.  The intrinsic value of our options exercised aggregated $5.7 million in 2007, $1.0 million in 2008 and $0.3 million in 2009, and the related income tax benefit from such exercises was $2.1 million in 2007, $0.3 million in 2008 and $0.1 million in 2009.  At December 31, 2009, we had no shares available for future grant under each of the 1996 Plan and the Director Plan, and there were 0.5 million shares available for future grant under the 2008 Plan.  Shares issued under incentive plans are newly issued shares.

Noncontrolling interest.  Noncontrolling interest relates principally to our 70%-owned French subsidiary, TIMET Savoie, S.A. Compagnie Européenne du Zirconium-CEZUS, S.A. (“CEZUS”) holds the remaining 30% interest in TIMET Savoie.  We have the right to purchase CEZUS’ interest in TIMET Savoie for 30% of TIMET Savoie’s equity determined under French accounting principles, or $17.9 million as of December 31, 2009.  CEZUS has the right to require us to purchase its interest in TIMET Savoie for 30% of TIMET Savoie’s registered capital, or $3.6 million as of December 31, 2009.  TIMET Savoie made dividend payments to CEZUS of $8.1 million in 2007, $6.8 million in 2008 and $5.5 million in 2009.

Index

Note 10 – Other comprehensive income

The following table shows the changes in the components of other comprehensive income attributable to TIMET stockholders:
	Year ended December 31,
	2007	2008	2009
	(In millions)

Currency translation adjustment:
Beginning of year	$17.8	$27.3	$(37.2)
Change during year	9.5	(64.5)	22.2

End of year	$27.3	$(37.2)	$(15.0)

Unrealized gains (losses) on marketable securities:
Beginning of year	$19.9	$-	$(8.2)
Change during year	(1.6)	(8.2)	2.2
Reclassification adjustment for realized gain included in net income	(18.3)	-	-

End of year	$-	$(8.2)	$(6.0)

Pension plans:
Beginning of year	$(53.4)	$(41.4)	$(95.5)
Amortization of prior service cost and net losses included in net periodic pension cost	2.9	2.0	6.9
Net actuarial gain (loss) arising during year	9.1	(55.3)	(30.7)
Net prior service cost arising during year	-	(0.8)	-

End of year	$(41.4)	$(95.5)	$(119.3)

OPEB plan:
Beginning of year	$(6.7)	$(6.3)	$(4.6)
Amortization of prior service cost and net losses included in net OPEB expense	0.3	0.1	0.2
Net actuarial gain arising during year	0.1	1.6	2.9
Net prior service credit arising during year	-	-	3.8

End of year	$(6.3)	$(4.6)	$2.3

Total accumulated other comprehensive loss attributable to TIMET stockholders:
Beginning of year	$(22.4)	$(20.4)	$(145.5)
Comprehensive income (loss), net of tax	2.0	(125.1)	7.5

End of year	$(20.4)	$(145.5)	$(138.0)

Note 11 – Other income and expense

	Year ended December 31,
	2007	2008	2009
	(In millions)
Other operating (expense) income:
Loss on asset impairment	$(6.0)	$-	$-
Other, net	(0.4)	(1.5)	2.0

Total other operating (expense) income, net	$(6.4)	$(1.5)	$2.0

Other non-operating income (expense):
Dividends and interest	$7.0	$5.3	$2.1
Foreign exchange (loss) gain, net	(1.2)	9.9	0.3
Gain on sale of marketable and other securities	18.3	6.7	-
Other, net	0.1	(2.5)	-

Total other non-operating income, net	$24.2	$19.4	$2.4

During 2007, we capitalized the costs incurred for the initial planning and engineering phase for the construction of a new vacuum distillation process titanium sponge plant as part of construction in progress.  During the fourth quarter of 2007, we decided to delay the project indefinitely, and as a result we determined that the asset was no longer realizable and recognized a $6.0 million impairment loss related to previously capitalized costs.

On October 26, 2007, after approval by the independent members of our board of directors, CompX International, Inc. acquired all of our minority common stock ownership position in CompX for $19.50 per share, a recent price at which CompX had been repurchasing its stock in open market transactions, or an aggregate of $52.6 million.  As a result of the sale, we realized an $18.3 million after-tax capital gain ($0.10 per diluted share) on the disposition of these CompX shares in the fourth quarter of 2007.  As consideration for the shares, CompX issued a $52.6 million subordinated promissory note to us that bears interest at LIBOR plus 1%, requires quarterly principal payments of $0.3 million beginning in September 2008 with the balance due in September 2014.  The promissory note is subordinate to any outstanding balance under CompX’s U.S. revolving bank credit facility, and CompX may make prepayments of principal at any time.  CompX made aggregate principal payments to us of $7.3 million during 2008 and $0.5 million during 2009.  In September 2009, we agreed to amend the terms of the note to defer the required quarterly principal payments of $0.3 million until March 31, 2011.  See Note 14.

On December 31, 2008, we sold our investment in certain privately held securities to Contran for $16.7 million after obtaining approval from the independent members of our board of directors.  The sales price will be paid to us pursuant to the terms of a three-year promissory note maturing on December 31, 2011.  The promissory note from Contran bears interest at prime minus 1.5% which will be accrued and paid quarterly, allows for early principal payments at any time and requires any unpaid principal and accrued interest to be paid at the maturity date of the promissory note.  See Note 14.  We accounted for our investment at our historical cost of $10.0 million, and we recognized an after-tax capital gain of $6.2 million ($0.03 per diluted share) from the sale of this investment during the fourth quarter of 2008.

Index

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

	Year ended December 31,
	2007	2008	2009
	(In millions)
Income (loss) before income taxes:
U.S.	$300.0	$168.5	$64.9
Non-U.S.	93.6	68.8	(8.4)

Total	$393.6	$237.3	$56.5

Expected income tax expense, at 35%	$137.8	$83.1	$19.8
Non-U.S. tax rates	(2.1)	(2.4)	1.2
U.S. state income taxes, net	5.9	5.7	1.0
Nontaxable income	(12.6)	(14.4)	(5.4)
Adjustment of deferred income tax valuation allowance	(6.5)	(1.6)	0.6
Uncertain tax positions, net	0.3	2.7	3.0
Other, net	(5.9)	(4.0)	0.5

Provision for income taxes	$116.9	$69.1	$20.7

Provision for income taxes:
U.S. current income tax expense	$107.9	$58.7	$13.1
Non-U.S. current income tax expense	23.7	14.4	4.4

Total current income tax expense	131.6	73.1	17.5

U.S. deferred income tax expense (benefit)	(8.9)	(0.2)	9.9
Non-U.S. deferred income tax expense (benefit)	(5.8)	(3.8)	(6.7)

Total deferred income tax expense (benefit)	(14.7)	(4.0)	3.2

Provision for income taxes	$116.9	$69.1	$20.7

Comprehensive tax provision allocable to:
Income before income taxes	$116.9	$69.1	$20.7
Additional paid in capital	(2.1)	(0.3)	(0.1)
Other comprehensive income:
Currency translation adjustment	(0.5)	1.5	(1.7)
Pensions adjustment	5.2	(28.3)	(7.6)
OPEB adjustment	0.2	1.0	4.0
Marketable securities	-	(4.4)	1.2

	$119.7	$38.6	$16.5

    The following table summarizes our deferred tax assets and deferred tax liabilities as of December 31, 2008 and 2009:

	December 31,
	2008		2009
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Temporary differences relating to net assets:
Inventories	$17.0	$-	$17.3	$-
Property and equipment, including software	-	(41.3)	-	(46.2)
Goodwill	3.4	-	2.1	-
Accrued pension cost	24.4	-	36.2	-
Accrued OPEB cost	11.6	-	7.8	-
Accrued liabilities and other deductible differences	21.8	-	15.2	-
Other taxable differences	-	(0.2)	-	(2.7)
Tax loss and credit carryforwards	3.0	-	11.0	-
Valuation allowance	(0.2)	-	(0.6)	-

Gross deferred tax assets (liabilities)	81.0	(41.5)	89.0	(48.9)
Netting by tax jurisdiction	(41.5)	41.5	(46.9)	46.9

Total deferred taxes	39.5	-	42.1	(2.0)
Less current deferred taxes	21.7	-	25.3	(0.4)

Net noncurrent deferred taxes	$17.8	$-	$16.8	$(1.6)

During the fourth quarter of 2007, we recognized a deferred income tax benefit related to a $6.4 million decrease in our deferred income tax asset valuation allowance attributable to the recognition of a capital gain on the sale of our minority common stock ownership position in CompX.  During the fourth quarter of 2008, we recognized a $1.9 million decrease in our deferred income tax asset valuation allowance attributable to the recognition of a capital gain on the sale of certain privately held securities discussed in Note 11.  In 2009 we recognized a $0.6 million increase in our deferred income tax asset valuation allowance attributable to changes in U.K. tax law which impacts our ability to recognize certain income tax attributes.

Index

The following table summarizes the components of the change in our deferred tax asset valuation allowance in 2007, 2008 and 2009:

	Year ended December 31,
	2007	2008	2009
	(In millions)
Effect of:
Income before income taxes	$(6.5)	$(1.6)	$0.6
Accumulated other comprehensive (income) loss	6.8	-	-
Currency translation adjustment and other	-	0.1	(0.2)

Change in deferred tax valuation allowance	$0.3	$(1.5)	$0.4

During the second quarter of 2007, we implemented an internal corporate reorganization.  As a result, we recognized income tax benefits of $12.6 million during 2007, $14.4 million during 2008 and $5.4 million during 2009.  The internal corporate reorganization was undertaken to align our European operations under a single European holding company.

Note 13 – Employee benefit plans

Variable compensation plans. The majority of our worldwide employees participate in compensation programs providing for variable compensation and employer contributions under defined contribution pension plans based primarily on our financial performance.  The cost of these plans was approximately $29.5 million in 2007, $22.8 million in 2008 and $8.8 million in 2009.

Defined benefit pension plans. We maintain contributory defined benefit pension plans covering a majority of our U.K. employees and a noncontributory defined benefit pension plan covering a minority of our U.S. employees.  Our funding policy is to annually contribute, at a minimum, amounts satisfying the applicable statutory funding requirements.  The U.S. defined benefit pension plan is closed to new participants, and in some cases, benefit levels have been frozen.  The U.K. defined benefit plan was closed to new participants in 1996; however, employees participating in the plan when the plan closed in 1996 continue to accrue additional benefits based on increases in compensation and service.  Information concerning our defined benefit pension plans is set forth as follows:

	Year ended December 31,
	2008	2009
	(In millions)
Change in projected benefit obligations:
Balance at beginning of year	$314.0	$239.7
Service cost	4.6	3.3
Participants’ contributions	1.5	0.9
Interest cost	16.7	14.8
Amendments	1.3	-
Actuarial (gain) loss	(22.3)	54.0
Benefits paid	(13.0)	(20.4)
Change in currency exchange rates	(63.1)	22.6

Balance at end of year	$239.7	$314.9

Change in plan assets:
Fair value at beginning of year	$301.3	$162.2
Actual return on plan assets	(90.9)	27.6
Employer contributions	10.5	8.8
Participants’ contributions	1.5	0.9
Benefits paid	(13.0)	(20.4)
Change in currency exchange rates	(47.2)	15.0

Fair value at end of year	$162.2	$194.1

Funded status	$(77.5)	$(120.8)

	Year ended December 31,
	2008	2009
	(In millions)

Amounts recognized in balance sheets-
Noncurrent accrued pension cost	$(77.5)	$(120.8)

Funded status	(77.5)	(120.8)

Accumulated other comprehensive loss:
Actuarial loss	119.3	159.1
Prior service cost	2.6	2.1

Total	$44.4	$40.4

Accumulated benefit obligation	$236.4	$308.4

The amounts shown in the table above for actuarial losses and prior service cost at December 31, 2008 and 2009 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates.  These amounts will be recognized as components of our periodic defined benefit cost in future years.  However, these amounts, net of deferred income taxes, are recognized in accumulated other comprehensive income (loss) (“AOCI”).  Of the amounts included in AOCI as of December 31, 2009 related to our pension plans, we currently expect to recognize net actuarial losses of $11.6 million and prior service costs of $0.5 million as a component of net periodic pension expense during 2010.  The table below details the changes in plan assets and benefit obligations recognized in accumulated other comprehensive income:

	Year ended December 31,
	2007	2008	2009
	(in millions)

Net actuarial gain (loss) arising during the year	$13.1	$(83.1)	$(41.2)
Net prior service cost arising during the year	-	(1.3)	-
Amortization included in net periodic pension cost:
Prior service cost	0.5	0.4	0.6
Net actuarial losses	3.5	2.4	9.8

Total	$17.1	$(81.6)	$(30.8)

As of December 31, 2008 and 2009, all of our defined benefit pension plans have accumulated benefit obligations in excess of fair value of plan assets.

Index

The components of the net periodic pension expense are set forth below:

	Year ended December 31,
	2007	2008	2009
	(In millions)

Service cost	$5.5	$4.6	$3.3
Interest cost	16.9	16.7	14.8
Expected return on plan assets	(21.8)	(22.1)	(12.9)
Amortization of prior service cost	0.5	0.4	9.8
Amortization of net losses	3.5	2.4	0.6

Net pension expense	$4.6	$2.0	$15.6

We used the following weighted-average discount rate, long-term rate of return (“LTRR”), salary rate increase and inflation assumptions to arrive at the aforementioned benefit obligations and net periodic expense:

	Significant assumptions used to calculate projected and accumulated benefit obligations at December 31,
	2008			2009
	Inflation rate	Discount rate	Salary increase	Inflation rate	Discount rate	Salary increase

U.S. plan	n/a	5.75%	n/a	n/a	5.80%	n/a
U.K. plan	2.60%	6.20%	3.10%	3.60%	5.65%	4.10%

	Significant assumptions used to calculate net periodic pension expense for the year ended December 31,
	Year	Inflation rate	Discount rate	LTRR	Salary Increase

U.S. plan	2007	n/a	5.90%	10.00%	n/a
U.K. plan	2007	3.00%	5.10%	6.50%	3.50%

U.S. plan	2008	n/a	5.90%	10.00%	n/a
U.K. plan	2008	3.20%	5.60%	6.65%	3.70%

U.S. plan	2009	n/a	5.75%	10.00%	n/a
U.K. plan	2009	2.60%	6.20%	6.80%	3.10%

We currently expect to make $4.8 million in contributions to our U.S. defined benefit pension plan and approximately $6.9 million to our U.K. defined benefit pension plan during 2010.  The U.S. plan paid benefits of approximately $5.7 million in 2007 and $5.8 million in each of 2008 and 2009, and the European plans paid benefits of approximately $6.7 million in 2007, $7.2 million in 2008 and $14.6 million in 2009.  Benefit payments under our European plans during 2009 include lump sum payments to certain participants separated from employment during 2009 in lieu of annuitized payments over the remaining benefit period.

Based upon current projections, we believe that our pension plans will be required to pay the following pension benefits over the next ten years:

	Projected retirement benefits
	U.S. plan	U.K. plan	Total
	(In millions)
Year ending December 31,
2010	$6.1	$6.6	$12.7
2011	6.1	6.6	12.7
2012	6.2	6.9	13.1
2013	6.1	7.3	13.4
2014	6.2	8.3	14.5
2015 through 2019	31.3	53.8	85.1

As noted above we are adopting the fair value measurement and disclosure provisions of ASC Topic 715 beginning with our December 31, 2009 plan asset values.  The ASC required us to adopt these provisions on a prospective basis for the December 31, 2009 plan assets only.

At December 31, 2008 and 2009, our U.S. plan’s assets are invested in the CMRT; however, our plan assets are invested only in the portion of the CMRT that does not hold our common stock.  The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) while utilizing both third-party investment managers as well as investments directed by Mr. Simmons.  Mr. Simmons is the sole trustee of the CMRT.  The trustee of the CMRT, along with the CMRT’s investment committee, of which Mr. Simmons is a member, actively manages the investments of the CMRT.  The CMRT trustee and investment committee seek to maximize returns in order to meet the CMRT’s long-term investment objective.  The CMRT trustee and investment committee do not maintain a specific target asset allocation in order to achieve their objectives, but instead they periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations regarding potential returns for various investment alternatives and what asset mix will generate the greatest overall return.  During the history of the CMRT from its inception in 1988 through December 31, 2009, the average annual rate of return of the CMRT (excluding the CMRT’s investment in TIMET and Valhi common stock) has been 11%.  For the years ended December 31, 2007, 2008 and 2009, the assumed long-term rate of return for plan assets invested in the CMRT was 10%.  In determining the appropriateness of the long-term rate of return assumption, we primarily rely on the historical rates of return achieved by the CMRT, although we consider other factors as well including, among other things, the investment objectives of the CMRT's managers and their expectation that such historical returns will in the future continue to be achieved over the long-term.

At December 31, 2009, the portion of the CMRT in which our U.S. plan is invested is represented by investments which are valued using Level 1, Level 2 and Level 3 inputs, as defined by ASC 820-10-35, with approximately 82% valued using Level 1 inputs, 4% using Level 2 inputs and 14% using Level 3 inputs.  The CMRT is not traded on any market.  The CMRT unit value is determined semi-monthly, and we have the ability to redeem all or any portion of our investment in the CMRT at any time based on the most recent semi-monthly valuation.  However, we do not have the right to individual assets held by the CMRT and the CMRT has the sole discretion in determining how to meet any redemption request.  For purposes of our plan asset disclosure, we consider the investment in the CMRT as a Level 2 input because (i) the CMRT value is established semi-monthly and we have the right to redeem our investment in the CMRT, in part or in whole, at anytime based on the most recent value and (ii) approximately 86% of the assets in our portion of the CMRT are valued using either Level 1 or Level 2 inputs, as noted above, which have observable inputs.  The total fair value of the portion of the CMRT in which our U.S. plan assets are invested, including funds of Contran and its other affiliates that also invest in the CMRT, was $366.3 million at December 31, 2008 and $372.7 million at December 31, 2009.  At December 31, 2009 approximately 45% of this portion of the CMRT assets were invested in domestic equity securities with the majority of these being publically traded securities; approximately 8% were invested in publically traded international equity securities; approximately 33% were invested in publically traded fixed income securities; approximately 12% were invested in various privately managed limited partnerships and the remainder was invested in real estate and cash and cash equivalents.

Our U.K. plan’s assets are managed by third party investment managers.  These investment managers periodically change the asset mix based upon, among other things, advice from third-party advisors and the investment sub-committee and their respective expectations as to what asset mix will generate the greatest overall risk-adjusted return.  At December 31, 2008, the asset mix for the U.K. plan's assets (based on an aggregate asset value of $114.9 million) was 29% debt securities, 45% local currency equity securities, 25% foreign currency equity securities (including U.S. dollar) and 1% cash and other securities.  In determining the expected long-term rate of return on plan asset assumptions for our U.K. plan assets, we consider the long-term asset mix and the expected long-term rates of return for the asset components.  In addition, we receive advice about appropriate long-term rates of return from our third-party actuaries.  We currently have a target asset allocation of 80% to equity securities and 20% to fixed income securities for our U.K. plan, and we expect the long-term rate of return for plan assets to average approximately 300 basis points above the annualized yield on 20 year U.K. government bonds.  The U.K. plan assets are valued using Level 1 inputs because they are traded in active markets.

Index

We regularly review our actual asset allocation for each of our plans, and periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when we consider it appropriate.  At December 31, 2009, the fair values of our plan assets were determined using the following inputs:

	Total	Level 1 inputs	Level 2 inputs	Level 3 inputs
	(in millions)

U.S. plan
CMRT	$48.1	$-	$48.1	$-

European plans
U.K. equity securities	86.8	86.8	-	-
Non-U.K. equity securities	28.0	28.0	-	-
U.K. fixed income securities	29.4	29.4	-	-
Cash, cash equivalents and other	1.8	1.8	-	-

Total	$194.1	$146.0	$48.1	$-

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

        The plan under which these benefits are provided is unfunded, and contributions to the plan during the year equal benefits paid.  The components of accumulated OPEB obligations and periodic OPEB cost, based on a December 31 measurement date, are set forth as follows:

	December 31,
	2008	2009
	(In millions)
Actuarial present value of accumulated OPEB obligations:
Balance at beginning of year	$31.4	$30.4
Service cost	1.1	1.3
Interest cost	1.6	1.5
Amendments	-	(6.0)
Actuarial gain	(2.5)	(4.6)
Participant contributions	0.9	0.7
Benefits paid	(2.1)	(2.0)

Balance at end of year	$30.4	$21.3

Fair value of plan assets	$-	$-

Funded status	$(30.4)	$(21.3)

Amounts recognized in balance sheets:
Current accrued OPEB cost	$(1.9)	$(1.4)
Noncurrent accrued OPEB cost	(28.5)	(19.9)

Funded status	(30.4)	(21.3)

Accumulated other comprehensive loss:
Net actuarial loss	8.1	3.2
Prior service credit	(0.7)	(6.6)

Total	$(23.0)	$(24.7)

The amounts shown in the table above for actuarial losses and prior service credit at December 31, 2008 and 2009 have not yet been recognized as components of our periodic OPEB cost as of those dates.  These amounts will be recognized as components of our periodic OPEB cost in future years.  However, these amounts, net of deferred income taxes, are recognized in AOCI.  Of the amounts included in AOCI as of December 31, 2009 related to our OPEB plan, we currently expect to recognize net actuarial gains of $0.3 million and prior service credits of $0.9 million as a component of net periodic OPEB expense during 2010.

The table below details the changes in benefit obligations recognized in accumulated other comprehensive income:

	Year ended December 31,
	2007	2008	2009
	(In millions)

Net actuarial gain arising during the year	$0.1	$2.5	$4.6
Net prior service credit arising during the year	-	-	6.0
Amortization included in net OPEB expense:
Prior service credit	(0.4)	(0.3)	(0.1)
Net actuarial losses	0.9	0.5	0.4

Total	$0.6	$2.7	$10.9

The components of the net periodic OPEB expense are set forth below:

	Year ended December 31,
	2007	2008	2009
	(In millions)

Service cost	$0.9	$1.1	$1.3
Interest cost	1.7	1.6	1.5
Amortization of prior service credit	(0.4)	(0.3)	(0.1)
Amortization of net losses	0.9	0.5	0.4

Net OPEB expense	$3.1	$2.9	$3.1

Index

We used the following weighted-average discount rate and health care cost trend rate (“HCCTR”) assumptions to arrive at the aforementioned benefit obligations and net periodic expense:

	Significant assumptions used to calculate accumulated OPEB obligation at December 31,
	2008	2009

Discount rate	5.75%	5.65%
Beginning HCCTR	5.46%	8.50%
Ultimate HCCTR	4.00%	4.50%
Ultimate year	2013	2017

	Significant assumptions used to calculate net periodic OPEB expense for the year ended December 31,
	2007	2008	2009

Discount rate	5.90%	5.90%	5.75%
Beginning HCCTR	7.17%	5.83%	5.46%
Ultimate HCCTR	4.00%	4.00%	4.00%
Ultimate year	2010	2010	2013

In the fourth quarter of 2009, we amended our benefit formula for most participants of the plan effective as of January 1, 2010, resulting in a prior service credit of approximately $6.0 million as of December 31, 2009.  Key assumptions including the discount rate and HCCTR as of December 31, 2009 now reflect these plan revisions to the benefit formula.  If the HCCTR were increased by one percentage point for each year, the aggregate of the service and interest cost components of OPEB expense would have increased approximately $0.3 million in 2009, and the actuarial present value of accumulated OPEB obligations at December 31, 2009 would have increased approximately $1.6 million.  If the HCCTR were decreased by one percentage point for each year, the aggregate of the service and interest cost components of OPEB expense would have decreased approximately $0.3 million in 2009, and the actuarial present value of accumulated OPEB obligations at December 31, 2009 would have decreased approximately $1.4 million.

Based upon current projections, we believe that we will be required to pay the following OPEB benefits over the next ten years:

Projected OPEB benefits
(In millions)
Year ending December 31,
2010	$1.4
2011	1.5
2012	1.6
2013	1.7
2014	1.8
2015 through 2019	11.0

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

Under the terms of various intercorporate services agreements (“ISAs”) that we have historically entered into with various related parties, including Contran, employees of one company provide certain management, tax planning, legal, financial, risk management, environmental, administrative, facility or other services to the other company on a fee basis.  Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient and the compensation of such persons, or the cost of facilities, equipment or supplies provided.  Our independent directors review and approve the fees we pay under the ISAs.  We paid Contran ISA fees of $7.4 million in 2007, $8.2 million in 2008 and $8.6 million in 2009.  This agreement is renewed annually, and we expect to pay a net amount of $8.9 million under the ISA during 2010.

Tall Pines Insurance Company (including a predecessor company, Valmont Insurance Company) and EWI RE, Inc. provide for or broker insurance policies for Contran and certain of its subsidiaries and affiliates, including us.  Tall Pines and EWI are subsidiaries of Contran.  Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker.  Our aggregate premiums, including commissions, for such policies were approximately $7.9 million in 2007, $7.8 million in 2008 and $7.1 million in 2009.  Tall Pines purchases reinsurance for substantially all of the risks it underwrites.  We expect that these relationships with Tall Pines and EWI will continue in 2010.

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

A subsidiary of Contran owns 32% of BMI.  Among other things, BMI provides utility services (primarily water distribution, maintenance of a common electrical facility and sewage disposal monitoring) to us and other manufacturers within an industrial complex located in Henderson, Nevada.  Power transmission and sewer services are provided on a cost reimbursement basis, similar to a cooperative, while water delivery is currently provided at the same rates as are charged by BMI to an unrelated third party.  Amounts paid by us to BMI for these utility services were $2.2 million during 2007, $2.3 million during 2008 and $2.2 million during 2009.  We also paid BMI an electrical facilities upgrade fee of $0.8 million in each of 2007, 2008 and 2009, and this fee terminates completely after January 2010.

From time to time, companies related to Contran will have loans and advances outstanding between them and various related parties pursuant to term and demand notes.  These loans and advances are generally entered into for specific transactions or cash management purposes.  Under these loans, the lender is generally able to earn a higher rate of return on the loan than would have been earned if the lender invested the funds in other investments, and the borrower is able to pay a lower rate of interest than would be paid if the borrower had incurred third-party indebtedness.  While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to the lender, the lender will evaluate the credit risks involved and appropriately reflect those credit risks in the terms of the applicable loan.  In this regard, during 2009 we entered into an unsecured revolving credit facility with Contran pursuant to which, as amended, we may loan up to $60 million to Contran.  Our loans to Contran bear interest at the prime rate minus 1.5% for the first $15 million borrowed, and the prime rate for any amounts borrowed in excess of $15 million, with all outstanding principal due on demand (and in any event no later than December 31, 2010).  The amount of our outstanding loans we have to Contran at any time is solely at our discretion.  At December 31, 2009, Contran has an aggregate outstanding principal balance of $33.8 million pursuant to this facility.

Index

We have previously purchased and sold investments in the common stock of certain related parties.  See Notes 4 and 11.

       Our notes receivable from affiliates, including those resulting from the sale of certain investments more fully discussed in Note 11 and the unsecured revolving credit facility discussed above, are summarized in the table below.  Interest income on such notes was $2.7 million in 2008 and $1.2 million in 2009.

	December 31,
	2008	2009
	(In millions)
Notes receivable from affiliates:
CompX	$42.7	$42.5
Contran promissory note from sale of certain securities	16.7	16.7
Contran unsecured revolving demand promissory note	-	33.8

Total notes receivable from affiliates	$59.4	$93.0

Less current portion of notes receivable	1.0	33.8

Noncurrent notes receivable from affiliates	$58.4	$59.2

During 2007, we engaged Kronos to provide consulting services for the planning and engineering for the construction of a new vacuum distillation process titanium sponge plant.  We incurred $0.3 million of expenses in 2007 for such consulting services.

Based on the previous agreements and relationships, receivables from and payables to various related parties in the normal course of business were nominal as of December 31, 2008 and 2009.

Note 15 – Commitments and contingencies

Long-term agreements.  We have LTAs with certain major customers, including, among others, Boeing, Rolls-Royce plc and its German and U.S. affiliates, United Technologies Corporation (“UTC”, Pratt & Whitney and related companies), the Safran companies (“Safran,” Snecma and related companies), Wyman-Gordon (a unit of Precision Castparts Corporation (“PCC”)) and VALTIMET.  These agreements have varying expiration dates through 2017, are subject to certain conditions, and generally provide for (i) minimum market shares of the customers’ titanium requirements or firm annual volume commitments, (ii) formula-determined prices (including some elements based on market pricing) and (iii) price adjustments for certain raw material and energy cost fluctuations.  Generally, the LTAs require our service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types.  In certain events of nonperformance by us or the customer, the LTAs may be terminated early.  Although it is possible that some portion of the business would continue on a non-LTA basis, the termination or expiration without renewal of one or more of the LTAs could result in a material effect on our business, results of operations, financial position or liquidity.  The LTAs were designed to limit selling price volatility to the customer and to us, while providing us with a committed base of volume throughout the titanium industry business cycles.

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

The following table provides supplemental customer receivable and sales revenue information:

	Year ended December 31,
	2007	2008	2009
Significant customer receivable balances as a percentage of total trade receivables:

PCC and PCC-related entities (1) (2)	-	12%	15%
VALTIMET (1)	12%	-	-

Significant sales revenue as a percentage of total sales revenue:

Ten largest customers	49%	49%	57%

Significant customers:
Boeing	10%	12%	17%
PCC and PCC-related entities (2)	11%	10%	15%

Commercial aerospace sector	55%	59%	60%

Total LTAs	47%	56%	64%

Significant LTAs:
Boeing	10%	12%	17%
Rolls-Royce (2)	12%	13%	13%

(1)   Amounts excluded for periods when the concentration is not at least 10%.
(2)   PCC and PCC-related entities serve as a supplier to certain commercial aerospace manufacturers, including Rolls-Royce.  Certain sales we make directly to PCC and PCC-related entities also count towards, and are reflected in the table above as, sales to Rolls-Royce under the Rolls-Royce LTA.

Operating leases. We lease certain manufacturing and office facilities and various equipment under non-cancelable operating leases with remaining terms ranging from one to twelve years.  Most of the leases contain purchase options at fair market value and/or various term renewal options at fair market rental rates.  At December 31, 2009, future minimum payments under non-cancelable operating leases having an initial term in excess of one year were as follows:

Amount
(In millions)
Year ending December 31,
2010	$6.6
2011	5.9
2012	5.0
2013	4.3
2014	3.9
2015 and thereafter	25.0

$50.7

Index

Net rent expense under all leases, including those with original terms of less than one year, was $6.8 million in 2007, $8.1 million in 2008 and $8.1 million in 2009.  We are also obligated under certain operating leases for our pro rata share of the lessor’s operating expenses.

Purchase agreements.  We have LTAs with titanium sponge and other suppliers that include minimum commitments to purchase titanium sponge through 2025 and services through 2019.  Certain of our purchase agreements include take-or-pay provisions which require us to pay penalties if we do not meet the contractual volume commitments, but we have assumed the minimum level of required volumes and minimum or estimated prices for the purchase commitments in the table below.  We also have agreements with a certain energy provider to purchase minimum annual levels of electricity through 2028.  Under these purchase agreements, we are generally committed to the following minimum levels of purchases:

	Titanium sponge	Services	Energy	Total
	(In millions)
Year ended December 31,
2010	$82.7	$13.6	$2.0	$98.3
2011	91.4	13.0	2.0	106.4
2012	68.2	11.0	2.0	81.2
2013	73.3	11.0	2.0	86.3
2014	63.4	6.7	2.0	72.1
2015 and thereafter	449.6	33.1	12.5	495.2

	$828.6	$88.4	$22.5	$939.5

Environmental matters.  As a result of Environmental Protection Agency (“EPA”) inspections, in April 2009 the EPA issued a Notice of Violation (“Notice”) to us alleging that we violated certain provisions of the Resource Conservation and Recovery Act and the Toxic Substances Control Act at our Henderson plant.  We responded to the EPA and are currently in ongoing discussions with them concerning the nature and extent of required follow-up testing and potential remediation that may be required to address the allegations of non-compliance.  We anticipate submitting detailed proposals for testing during the first quarter of 2010 that will provide the basis for negotiating the scope and method of any remediation required by the Notice.

As part of our continuing environmental assessment with respect to our plant site in Henderson, Nevada, during 2008 we completed and submitted to the Nevada Department of Environmental Protection (“NDEP”) a Remedial Alternative Study (“RAS”) with respect to the groundwater located beneath the plant site.  The RAS, which was submitted pursuant to an existing agreement between the NDEP and us, addressed the presence of certain contaminants in the plant site groundwater that require remediation.  The NDEP completed its review of the RAS and our proposed remedial alternatives during 2008, and the NDEP issued its record of decision in February 2009, which selected our preferred groundwater remedial alternative action plan.  We commenced the work to implement the plan in the fourth quarter of 2009.

We had $3.9 million accrued at December 31, 2008 and $3.3 million accrued at December 31, 2009  for remediation activities anticipated at our Henderson plant site, including amounts accrued at the lower end of the range of estimated costs for the groundwater remedial action plan selected by the NDEP in its record of decision.  We will continue evaluating alternative methods and timing for all of our remediation activities, and if necessary, we may revise our estimated costs in the future.  We estimate the upper end of the range of reasonably possible costs related to all of our environmental matters, including the current accrual, to be approximately $5.7 million at December 31, 2009.  We expect these estimated costs to be incurred over a remediation period of at least five years.

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
Index

Note 16 – Earnings per share

Basic earnings per share is based on the weighted average number of unrestricted common shares outstanding during each period.  Diluted earnings per share attributable to common stockholders reflects the dilutive effect of common stock options, restricted stock and the assumed conversion of our Series A Preferred Stock.  A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented in the following table:

	Year ended December 31,
	2007	2008	2009
	(In millions)
Numerator:
Net income attributable to TIMET common stockholders	$263.1	$162.2	$34.3
Dividends on Series A Preferred Stock (1)	5.1	0.3	-

Diluted net income attributable to TIMET common stockholders	$268.2	$162.5	$34.3

Denominator:
Average common shares outstanding	162.8	181.4	180.7
Series A Preferred Stock (1)	21.4	1.0	-
Average dilutive stock options and restricted stock	0.1	0.1	-

Diluted shares	184.3	182.5	180.7

(1) Excludes the anti-dilutive effects from conversion of the outstanding Series A Preferred Stock in 2009.

Note 17 – Business segment information

Our production facilities are located in the United States, United Kingdom, France and Italy, and our products are sold throughout the world.  Our President and Chief Executive Officer functions as our chief operating decision maker (“CODM”), and the CODM receives consolidated financial information about us.  He makes decisions concerning resource utilization and performance analysis on a consolidated and global basis.  We have one reportable segment, our worldwide “Titanium melted and mill products” segment.  The following table provides supplemental information to our Consolidated Financial Statements:

	Year ended December 31,
	2007	2008	2009
	(In millions, except product shipment data)
Titanium melted and mill products:
Melted product net sales	$191.9	$115.5	$69.0
Mill product net sales	952.0	913.5	635.2
Other titanium product sales	135.0	122.5	69.8

Total net sales	$1,278.9	$1,151.5	$774.0

Melted product shipments:
Volume (metric tons)	4,720	3,850	2,750
Average selling price (per kilogram)	$40.65	$30.00	$25.10

Mill product shipments:
Volume (metric tons)	14,230	15,050	11,425
Average selling price (per kilogram)	$66.90	$60.70	$55.60

Geographic segments:
Net sales – point of origin:
United States	$828.8	$724.2	$516.1
United Kingdom	263.9	247.7	148.4
France	128.9	118.1	78.6
Italy	56.9	61.4	30.8
Germany	0.4	0.1	0.1

	$1,278.9	$1,151.5	$774.0
Net sales – point of destination:
United States	$784.9	$681.1	$505.9
United Kingdom	173.6	152.9	112.1
France	118.9	111.5	59.2
Other locations	201.5	206.0	96.8

	$1,278.9	$1,151.5	$774.0
Long-lived assets – property and equipment, net:
United States	$291.2	$348.4	$329.9
United Kingdom	81.6	68.1	75.6
Other Europe	9.2	10.6	10.6

	$382.0	$427.1	$416.1

Index

Note 18 – Quarterly results of operations (unaudited)

	For the quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share data)

Year ended December 31, 2008: (1)

Net sales	$293.7	$297.3	$295.4	$265.2
Gross margin	81.1	84.3	72.9	49.5
Operating income	62.8	68.8	52.9	35.2
Net income	42.8	48.6	41.6	35.2
Net income attributable to TIMET common stockholders (2)	40.3	47.3	40.2	34.4

Earnings per share attributable to TIMET common stockholders (2)	$0.22	$0.26	$0.22	$0.19

Dividends declared per common share	$0.075	$0.075	$0.075	$0.075

Year ended December 31, 2009: (1)

Net sales	$203.4	$205.7	$181.4	$183.5
Gross margin	39.4	31.6	17.7	24.5
Operating income	26.4	15.6	3.5	9.3
Net income	20.6	9.1	1.1	5.0
Net income attributable to TIMET common stockholders	19.6	8.6	1.1	4.9

Earnings per share attributable to TIMET common stockholders	$0.11	$0.05	$0.01	$0.03

(1)The sum of quarterly amounts may not agree to the full year results due to rounding.
(2)Quarter ending December 31, 2008 includes $6.2 million gain related to the sale of certain privately held securities ($0.03 per diluted share). See Note 11.

Index