Form 10-Q
period 2010-03-31
TITANIUM METALS CORP
filed 2010-05-05
CIK 1011657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of shares of common stock outstanding on April 28, 2010: 179,551,134

TITANIUM METALS CORPORATION

INDEX

Page
Number

PART I.                 FINANCIAL INFORMATION

Items 3, 4 and 5 of Part II are omitted because there is no information to report.

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,	March 31,
ASSETS	2009	2010
		(unaudited)
Current assets:
Cash and cash equivalents	$169.4	$211.5
Accounts and other receivables	85.0	110.7
Notes receivable from affiliates	33.8	37.9
Inventories	475.6	429.2
Refundable income taxes	8.2	4.2
Deferred income taxes	25.3	25.1
Other	10.0	8.2

Total current assets	807.3	826.8

Marketable securities	20.6	30.1
Notes receivable from affiliates	59.2	59.4
Property and equipment, net	416.1	400.2
Deferred income taxes	16.8	32.1
Other	58.6	58.4

Total assets	$1,378.6	$1,407.0

See accompanying Notes to Condensed Consolidated Financial Statements.
Index

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In millions)

	December 31,	March 31,
LIABILITIES AND EQUITY	2009	2010
		(unaudited)
Current liabilities:
Accounts payable	$30.1	$35.6
Accrued and other current liabilities	52.4	46.3
Customer advances	20.8	16.9
Income taxes payable	0.9	5.9
Deferred income taxes	0.4	0.4

Total current liabilities	104.6	105.1

Accrued OPEB cost	19.9	20.0
Accrued pension cost	120.8	114.6
Deferred income taxes	1.6	23.4
Other	7.6	10.0

Total liabilities	254.5	273.1

Equity:
TIMET stockholders’ equity:
Series A Preferred Stock	3.2	3.2
Common stock	1.8	1.8
Additional paid-in capital	509.0	507.7
Retained earnings	731.0	747.8
Accumulated other comprehensive loss	(138.0)	(143.2)

Total TIMET stockholders’ equity	1,107.0	1,117.3

Noncontrolling interest in subsidiary	17.1	16.6

Total equity	1,124.1	1,133.9

Total liabilities and equity	$1,378.6	$1,407.0

Commitments and contingencies (Note 11)

See accompanying Notes to Condensed Consolidated Financial Statements.
Index

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (In millions, except per share data)

	Three months ended March 31,
	2009	2010
	(unaudited)

Net sales	$203.4	$217.5
Cost of sales	164.0	179.7

Gross margin	39.4	37.8

Selling, general, administrative and development expense	14.8	13.6
Other income, net	1.8	-

Operating income	26.4	24.2

Other non-operating income, net	1.3	3.0

Income before income taxes	27.7	27.2

Provision for income taxes	7.1	9.9

Net income	20.6	17.3

Noncontrolling interest in net income of subsidiary	0.9	0.5

Net income attributable to TIMET stockholders	19.7	16.8

Dividends on Series A Preferred Stock	0.1	0.1

Net income attributable to TIMET common stockholders	$19.6	$16.7

Earnings per share attributable to TIMET common stockholders	$0.11	$0.09

Weighted average shares outstanding:
Basic	181.1	179.6
Diluted	182.1	180.6

See accompanying Notes to Condensed Consolidated Financial Statements.
Index

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three months ended March 31,
	2009	2010
	(unaudited)
Cash flows from operating activities:
Net income	$20.6	$17.3
Depreciation and amortization	12.3	13.1
Deferred income taxes	(0.5)	0.6
Other, net	(1.0)	0.9
Change in assets and liabilities:
Receivables	14.0	(28.5)
Inventories	4.6	36.8
Accounts payable and accrued liabilities	(27.4)	1.1
Income taxes	4.3	8.8
Other, net	(2.0)	1.7

Net cash provided by operating activities	24.9	51.8

Cash flows from investing activities:
Capital expenditures	(8.1)	(2.4)
Notes receivable from affiliates:
Loans	-	(31.2)
Collections of principal payments	-	27.1
Other, net	2.9	(0.1)

Net cash used in investing activities	(5.2)	(6.6)

Cash flows from financing activities:
Treasury stock purchases	(0.1)	(1.3)
Other, net	0.1	(0.1)

Net cash used in financing activities	-	(1.4)

Net cash provided by operating, investing and financing activities	19.7	43.8
Effect of exchange rate changes on cash	(0.4)	(1.7)

Net cash provided during period	19.3	42.1
Cash and cash equivalents at beginning of period	45.0	169.4

Cash and cash equivalents at end of period	$64.3	$211.5

Supplemental disclosures:
Cash paid for:
Interest	$0.2	$0.2
Income taxes	$3.1	$0.5

See accompanying Notes to Condensed Consolidated Financial Statements.
Index

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)
(In millions)

	TIMET stockholders’ equity
	Series A Preferred Stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Non-controlling interest	Total	Comprehensive income

Balance at December 31, 2009	$3.2	$1.8	$509.0	$731.0	$(138.0)	$-	$17.1	$1,124.1
Net income	-	-	-	16.8	-	-	0.5	17.3	$17.3
Other comprehensive loss	-	-	-	-	(5.2)	-	(1.0)	(6.2)	(6.2)
Treasury stock purchases	-	-	-	-	-	(1.3)	-	(1.3)	-
Treasury stock retirement	-	-	(1.3)	-	-	1.3	-	-	-

Balance at March 31, 2010	$3.2	$1.8	$507.7	$747.8	$(143.2)	$-	$16.6	$1,133.9

Comprehensive income									$11.1

See accompanying Notes to Condensed Consolidated Financial Statements.
Index

TITANIUM METALS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Note 1 – Basis of presentation and organization

Basis of presentation.  The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009 that we filed with the Securities and Exchange Commission (“SEC”) on March 1, 2010 (“2009 Annual Report”).  They include the accounts of Titanium Metals Corporation and its majority owned subsidiaries (collectively referred to as “TIMET”).  Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to TIMET and its subsidiaries, taken as a whole.  All material intercompany transactions and balances with consolidated subsidiaries have been eliminated.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed or omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2009) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim period ended March 31, 2010 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2009 Consolidated Financial Statements contained in our 2009 Annual Report.  Our first three fiscal quarters reported are the approximate 13-week periods ending on the Saturday generally nearest to March 31, June 30 and September 30.  Our fourth fiscal quarter and fiscal year always end on December 31.  For presentation purposes, our financial statements and the accompanying notes have been presented as ended on March 31, June 30, September 30 and December 31, as applicable.

Organization.  At March 31, 2010, subsidiaries of Contran Corporation held 27.5% of our outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons.  At March 31, 2010, Mr. Simmons and his spouse owned an aggregate of 16.1% of our common stock, and the Combined Master Retirement Trust (“CMRT”), a trust sponsored by Contran to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Contran and certain related companies, held an additional 8.6% of our common stock.  Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT.  Consequently, Mr. Simmons may be deemed to control each of Contran and us.

Note 2 – Notes receivable from affiliates

        From time to time, companies related to Contran will have loans and advances outstanding between them and various related parties pursuant to term and demand notes.  These loans and advances are generally entered into for specific transactions or cash management purposes.

Index

The following table summarizes the aggregate outstanding principal balances on our notes receivable from affiliates as of December 31, 2009 and March 31, 2010:

	December 31,	March 31,
	2009	2010
	(In millions)
Notes receivable from affiliates:
CompX	$42.5	$42.7
Contran promissory note from sale of certain securities	16.7	16.7
Contran unsecured revolving demand credit facility	33.8	37.9

Total notes receivable from affiliates	$93.0	$97.3

Less current portion of notes receivable	33.8	37.9

Noncurrent notes receivable from affiliates	$59.2	$59.4

On April 15, 2010, we amended our unsecured revolving demand credit facility with Contran, increasing the maximum aggregate outstanding principal from $60 million to $90 million.  As of April 15, 2010, Contran had aggregate outstanding borrowing of $40.8 million pursuant to this facility.

Note 3 – Inventories

	December 31, 2009	March 31, 2010
	(In millions)

Raw materials	$132.1	$132.3
Work-in-process	203.2	172.9
Finished products	89.5	79.7
Inventory consigned to customers	21.2	16.0
Supplies	29.6	28.3

Total inventories	$475.6	$429.2

Index

Note 4 – Marketable securities

        Our marketable securities consist of investments in the publicly traded shares of related parties.  NL Industries, Inc., Kronos Worldwide, Inc. and Valhi, Inc. are each majority owned subsidiaries of Contran.  All of our marketable securities are classified as available-for-sale, which are carried at fair value using quoted market prices for each marketable security, representing inputs from the highest level (level 1) within the fair value hierarchy.  The following table summarizes the market value of our marketable securities as of December 31, 2009 and March 31, 2010:

Marketable security	Fair value measurement level	Market value	Cost basis	Unrealized gains (losses)
		(In millions)

As of December 31, 2009:
Valhi	1	$17.7	$26.6	$(8.9)
NL	1	1.6	2.5	(0.9)
Kronos	1	1.3	0.7	0.6

Total		$20.6	$29.8	$(9.2)

As of March 31, 2010:
Valhi	1	$27.1	$26.6	$0.5
NL	1	1.8	2.5	(0.7)
Kronos	1	1.2	0.7	0.5

Total		$30.1	$29.8	$0.3

We held approximately 1.1% of Valhi common stock at March 31, 2010.  Additionally, we held approximately 0.5% of NL’s outstanding common stock and 0.2% of Kronos’ outstanding common stock at March 31, 2010.  Valhi and NL held an aggregate of approximately 95.2% of Kronos’ outstanding common stock at March 31, 2010.

Because we have classified all of our marketable securities as available-for-sale, any unrealized gains or losses on the securities are recognized through other comprehensive income.  For our investment in NL, our cost basis has exceeded its market value for less than twelve months, and we believe the decline in market price of this security to be temporary in nature.  We will continue to monitor the quoted market price for this security.  If we conclude in the future that the decline in value of this security was other than temporary, we would recognize an impairment through an income statement charge at that time.  Such income statement impairment charge would be offset in other comprehensive income by the reversal of the previously recognized unrealized losses to the extent they were previously recognized in accumulated other comprehensive income.

Index

Note 5 – Property and equipment

	December 31, 2009	March 31, 2010
	(In millions)

Land and improvements	$13.6	$13.5
Buildings and improvements	71.0	70.5
Computer equipment and software	72.6	67.8
Manufacturing equipment and other	565.0	562.1
Construction in progress	35.0	29.0

Total property and equipment	757.2	742.9

Less accumulated depreciation	341.1	342.7

Total property and equipment, net	$416.1	$400.2

Note 6 – Other noncurrent assets

	December 31, 2009	March 31, 2010
	(In millions)

Prepaid conversion services	$42.2	$41.6
Other	16.4	16.8

Total other noncurrent assets	$58.6	$58.4

Note 7 – Accrued and other current liabilities

	December 31, 2009	March 31, 2010
	(In millions)

Employee related	$21.8	$18.3
Deferred revenue	16.9	13.8
Other	13.7	14.2

Total accrued liabilities	$52.4	$46.3

Note 8 – Equity

During 2007, our board of directors authorized the repurchase of up to $100 million of our common stock in open market transactions or in privately negotiated transactions, with the intention that any repurchased shares will be retired and cancelled.  During the first quarter of 2010, we purchased a nominal number of shares of our common stock for an aggregate purchase price of $1.3 million, which were cancelled prior to March 31, 2010.  At March 31, 2010, we could purchase an additional $47.5 million of our common stock under our board of directors’ authorization.

Index

Note 9 – Employee benefits

Defined benefit pension plans.  The components of the net periodic pension expense are set forth below:
	Three months ended March 31,
	2009	2010
	(In millions)

Service cost	$0.8	$0.7
Interest cost	3.5	4.3
Expected return on plan assets	(3.0)	(3.9)
Amortization of prior service cost	0.1	0.1
Amortization of net losses	2.3	2.9

Total pension expense	$3.7	$4.1

Postretirement benefits other than pensions (“OPEB”).  The components of net periodic OPEB expense are set forth below:

	Three months ended March 31,
	2009	2010
	(In millions)

Service cost	$0.3	$0.2
Interest cost	0.4	0.3
Amortization of prior service credit	-	(0.2)
Amortization of net losses (gains)	0.1	(0.1)

Total OPEB expense	$0.8	$0.2

Note 10 – Income taxes

	Three months ended March 31,
	2009	2010
	(In millions)

Expected income tax expense, at 35%	$9.7	$9.5
Non-U.S. tax rates	(0.3)	0.3
U.S. state income taxes, net	0.4	0.5
Nontaxable income	(2.9)	(0.1)
Domestic manufacturing credit	(0.3)	(0.7)
Uncertain tax positions	0.6	-
Nondeductible expenses	0.3	0.7
Other, net	(0.4)	(0.3)

Total income tax expense	$7.1	$9.9

Index

Note 11 – Commitments and contingencies

Environmental matters.  We record liabilities related to environmental remediation obligations when estimated future costs are probable and reasonably estimable.  We adjust our accruals as further information becomes available or as circumstances change.  We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the ultimate payout.  In the future, if the standards or requirements under environmental laws or regulations become more stringent, if our testing and analysis at our operating facilities identify additional environmental remediation, or if we determine that we are responsible for the remediation of hazardous substance contamination at other sites, then we may incur additional costs in excess of our current estimates.  We do not know if actual costs will exceed our current estimates, if additional sites or matters will be identified which require remediation or if the estimated costs associated with previously identified sites requiring environmental remediation will become estimable in the future.

As a result of Environmental Protection Agency (“EPA”) inspections, in April 2009 the EPA issued a Notice of Violation (“Notice”) to us alleging that we violated certain provisions of the Resource Conservation and Recovery Act and the Toxic Substances Control Act at our Henderson plant.  We responded to the EPA and are currently in ongoing discussions with them concerning the nature and extent of required follow-up testing and potential remediation that may be required to address the allegations of non-compliance.  During the first quarter of 2010, we submitted detailed proposals for testing that will provide information to assist us in determining the scope and method of any remediation that may be required under the Notice.

As part of our continuing environmental assessment with respect to our plant site in Henderson, Nevada, in 2008 we completed and submitted to the Nevada Department of Environmental Protection (“NDEP”) a Remedial Alternative Study (“RAS”) with respect to the groundwater located beneath the plant site.  The RAS, which was submitted pursuant to an existing agreement between the NDEP and us, addressed the presence of certain contaminants in the plant site groundwater that require remediation.  The NDEP completed its review of the RAS and our proposed remedial alternatives, and the NDEP issued its record of decision in February 2009, which selected our preferred groundwater remedial alternative action plan.  We commenced implementation of the plan in the fourth quarter of 2009.

We had $2.9 million accrued at March 31, 2010 for remediation activities anticipated at our Henderson plant site, including amounts accrued at the lower end of the range of estimated costs for the groundwater remedial action plan selected by the NDEP in its record of decision.  We will continue evaluating alternative methods and timing for all of our remediation activities, and if necessary, we may revise our estimated costs in the future.  We estimate the upper end of the range of reasonably possible costs related to all of our environmental matters, including the current accrual, to be approximately $5.3 million.  We expect these estimated costs to be incurred over a remediation period of at least five years.

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

Index

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

Note 12 – Earnings per share

Basic earnings per share is based on the weighted average number of unrestricted common shares outstanding during each period.  Diluted earnings per share attributable to common stockholders reflects the dilutive effect of the assumed conversion of our Series A Preferred Stock.  A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented in the following table:

	Three months ended March 31,
	2009	2010
	(In millions)
Numerator:
Net income attributable to TIMET common stockholders	$19.6	$16.7
Dividends on Series A Preferred Stock	0.1	0.1

Diluted net income attributable to TIMET common stockholders	$19.7	$16.8

Denominator:
Average common shares outstanding	181.1	179.6
Series A Preferred Stock	1.0	1.0

Diluted shares	182.1	180.6

Index

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

	Three months ended March 31,
	2009	2010
	(In millions, except product shipment data)
Titanium melted and mill products:
Melted product net sales	$16.8	$22.5
Mill product net sales	167.8	176.0
Other titanium product sales	18.8	19.0

Total net sales	$203.4	$217.5

Melted product shipments:
Volume (metric tons)	635	1,140
Average selling price (per kilogram)	$26.40	$19.75

Mill product shipments:
Volume (metric tons)	2,915	3,395
Average selling price (per kilogram)	$57.55	$51.85

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

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report and with our Consolidated Financial Statements and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in our 2009 Annual Report.

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

RESULTS OF OPERATIONS

Quarter ended March 31, 2010 compared to quarter ended March 31, 2009

Summarized financial information.  The following table summarizes certain information regarding our results of operations for the three months ended March 31, 2009 and 2010.  Our reported average selling prices reflect actual selling prices after the effects of currency exchange rates, customer and product mix and other related factors throughout the periods presented.

	Three months ended March 31,
	2009	% of total net sales	2010	% of total net sales
	(In millions, except product shipment data)
Net sales:
Melted products	$16.8	8%	$22.5	10%
Mill products	167.8	83%	176.0	81%
Other titanium products	18.8	9%	19.0	9%

Total net sales	203.4	100%	217.5	100%

Cost of sales	164.0	81%	179.7	83%

Gross margin	39.4	19%	37.8	17%

Selling, general, administrative and development expense	14.8	7%	13.6	6%
Other income, net	1.8	1%	-	-

Operating income	$26.4	13%	$24.2	11%

Melted product shipments:
Volume (metric tons)	635		1,140
Average selling price (per kilogram)	$26.40		$19.75

Mill product shipments:
Volume (metric tons)	2,915		3,395
Average selling price (per kilogram)	$57.55		$51.85

Index

Net sales.  Our net sales were $217.5 million for the first quarter of 2010 compared to net sales of $203.4 million for the first quarter of 2009.  The 7% increase in net sales was the result of increased volumes, partially offset by a shift in customer requirements during the quarter toward melted products, as well as moderately lower average selling prices during the first quarter of 2010.  Product shipment volume increased 80% for melted products and 16% for mill products from the first quarter of 2009 to the first quarter of 2010, as demand for certain titanium products improved within the commercial aerospace sector.  Average selling prices decreased 25% for melted products and 10% for mill products from the first quarter of 2009 to the first quarter of 2010.  Factors contributing to the change in average selling prices for melted and mill products during the first quarter of 2010 include lower annual pricing under long-term customer agreements, lower spot market prices and the relative mix of products sold during the period.

Gross margin.  For the first quarter of 2010, our gross margin was $37.8 million compared to $39.4 million for the first quarter of 2009, reflecting a lower gross margin percentage relative to net sales.  The lower gross margin as a percent of sales resulted from lower average selling prices and the impact of lower utilization of our expanded production capacity in the first quarter of 2010 compared to the first quarter of 2009.  Continued efforts to manage production rates and inventories throughout our major manufacturing operations resulted in unabsorbed fixed overhead costs of $4.1 million for the first quarter of 2010 as compared to $2.0 million in the same period of 2009.

Operating income.  Our operating income for the first quarter of 2010 of $24.2 million was comparable to $26.4 million for the same period of 2009.

Income taxes.  Our effective income tax rate was 36% for the first quarter of 2010 compared to 26% for the first quarter of 2009.  We operate in multiple tax jurisdictions, and as a result, the geographic mix of our pre-tax income or loss can impact our overall effective tax rate.  Our effective income tax rate in the first quarter of 2009 was lower than the U.S. statutory tax rate, primarily due to implementation of an internal corporate reorganization prior to 2009.  As expected, U.K. tax legislation enacted in 2009, but effective beginning in 2010, resulted in an increase in our effective income tax rate in the first quarter of 2010.  Such legislation is also expected to result in an increase in our cash income tax payments.  See Note 10 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense.

European operations

We have substantial operations located in the United Kingdom, France and Italy.  Approximately 36% of our sales originated in Europe for the three months ended March 31, 2010, a portion of which were denominated in foreign currency, principally the British pound sterling or the euro.  Certain raw material costs, principally purchases of titanium sponge and alloys for our European operations, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies.  The functional currencies of our European subsidiaries are those of their respective countries.  Our European operations may incur borrowings denominated in U.S. dollars or in their respective functional currencies.  Our export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations.  We do not use currency contracts to hedge our currency exposures.

Index

The translated U.S. dollar value of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results.  By applying the exchange rates prevailing during the prior year period to our local currency results of operations for the current year period, the translation impact of currency rate fluctuations can be estimated.  As the U.S. dollar weakened versus the euro and the British pound in the 2010 period compared to the 2009 period, fluctuations in foreign currency exchange rates had the following effects on our sales and operating income in the first quarter of 2010 as compared to the first quarter of 2009:

Three months ended
March 31, 2010 vs. 2009
(In millions)

Increase (decrease) in:
Net sales	$6.1
Operating income	(0.1)

Outlook

By the end of 2009, we began to see signs of stabilization and early recovery within the aerospace market, including successful test flights of new generation aircraft and a strong backlog for commercial aircraft, in addition to rising prices for titanium scrap.  These trends have continued and demand for titanium mill and melted products, particularly in the commercial aerospace markets, has strengthened in early 2010.  However, we expect demand to continue to fluctuate throughout the remainder of 2010, as the commercial aerospace market and the global economy continue to recover.

Our mill product shipments during the first quarter of 2010 were 16% higher than shipments in the first quarter of 2009, reflecting improving demand.  Based on current demand trends, we anticipate our overall sales volumes for the remainder of 2010 will remain above 2009 volumes.  We anticipate our average selling prices will likely be somewhat lower in 2010 compared to 2009, primarily as a result of raw materials index price adjustments in certain of our long-term agreements, which reflect lower raw material costs incurred during most of 2009.  Customer order trends in the first quarter indicate that the significant destocking activity in the commercial aerospace supply chain during 2009 has abated, but the overall timing and extent to which manufacturers in the supply chain will maintain or increase their inventory levels will in part depend on production rates in the aerospace sector and other factors within the titanium industry.  In the military and industrial market sectors, demand for titanium products should begin to improve as the global economic recovery develops.  With our flexible operating structure, we are prepared to make necessary adjustments to operating levels as business and economic conditions require.

We continue to believe the overall industry outlook supports a long-term favorable trend in demand for titanium products.  Long-term increased demand for titanium products will be driven in part by demand for the new generation of more fuel-efficient aircraft that requires a significantly higher percentage of titanium than earlier models.  If the industry’s estimated timelines for fleet replacement and commercial aircraft production are met, including Boeing achieving its expected timeline for first customer deliveries of the 787 aircraft in the fourth quarter of 2010, we anticipate production rates throughout the commercial aerospace supply chain will begin to show improvement during the next year and accelerate over the next two to three years, which should positively affect our sales and operating results.

Index

Through prudent management of production rates and costs, as well as conservative capital investment, we continue to maintain positive cash flows and a strong balance sheet, including $211.5 million of cash, borrowing availability under our bank credit agreements of over $200 million and no bank debt as of March 31, 2010.  We have maintained positive earnings and generated significant operating cash flows during the most severe recession in decades, and we expect to continue to adjust production rates as necessary to achieve positive operating cash flow and preserve our financial strength.  Through continued focus on improving our production capabilities and conserving resources, we believe that we are well-positioned to serve our customers’ needs both now and into the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated cash flows for the three months ended March 31, 2009 and 2010 are presented below.  The following should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

	Three months ended March 31,
	2009	2010
	(In millions)
Cash provided by (used in):
Operating activities	$24.9	$51.8
Investing activities	(5.2)	(6.6)
Financing activities	-	(1.4)

Net cash provided by operating, investing and financing activities	$19.7	$43.8

Operating activities. Cash flow from operations is a primary source of our liquidity.  Changes in pricing, production volume and customer demand, among other things, could significantly affect our liquidity.  Cash provided by operating activities increased $26.9 million, from $24.9 million for the first three months of 2009 to $51.8 million for the first three months of 2010.  The net effects of the following significant items contributed to the overall increase in cash provided by operating activities:

•	operating income declined by $2.2 million in 2010;

•
net cash provided by operations resulting from changes in receivables, inventories, payables and accrued liabilities increased by $18.2 million in 2010 in response to changing working capital requirements resulting primarily from declining inventory levels partially offset by increasing receivables; and

•	net cash paid for income taxes declined by $2.6 million in the first quarter of 2010 primarily due to lower taxable income in certain foreign jurisdictions in 2010.

Investing activities.  Cash flows used in our investing activities changed from $5.2 million in the first three months of 2009 to $6.6 million in the first three months of 2010.  Our capital expenditures were $8.1 million during the first three months of 2009 and $2.4 million in the same period of 2010.  In addition, we entered into an unsecured revolving credit facility with Contran Corporation during 2009, pursuant to which we had net loans of $4.1 million to Contran during the quarter ended March 31, 2010.  In April 2010, we amended our unsecured revolving demand credit facility with Contran, increasing the maximum aggregate outstanding principal from $60 million to $90 million.  See Note 2 to our Condensed Consolidated Financial Statements.

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

At March 31, 2010, we had aggregate borrowing availability under our existing U.S and European credit facilities of $200.8 million, and we could borrow all such amounts without violating any covenants of our credit facilities.  We had an aggregate of $211.5 million of cash and cash equivalents.  Our U.S. credit facility matures in February 2011, and our U.K. credit facilities mature in August 2012.  Based upon our expectations of our operating performance, the anticipated demands on our cash resources, the demand feature of the unsecured revolving demand credit facility from Contran with outstanding principal balance of $37.9 million at March 31, 2010, borrowing availability under our existing credit facilities and anticipated borrowing capacity after the maturity of these credit facilities, we expect to have sufficient liquidity to meet our obligations for the short-term (defined as the next twelve-month period) and our long-term obligations.

Repurchases of common stock.  At April 28, 2010, we had approximately $47.5 million available for repurchase of our common stock under the authorizations described in Note 8 to our Condensed Consolidated Financial Statements.

Capital expenditures.  We currently estimate we will invest a total of approximately $35 million to $40 million for capital expenditures during 2010.  In response to current economic conditions, our planned capital expenditures are concentrated in areas that allow us to properly maintain and drive efficiencies in the operation of our equipment and facilities.  Capital spending for 2010 is expected to be funded by cash flows from operating activities or existing cash resources and available credit facilities.

We continue to evaluate additional opportunities to improve or replace productive assets including capital projects, acquisitions or other investments which, if consummated, any required funding would be provided by borrowings under our U.S. or European credit facilities.

                Contractual commitments.  There have been no material changes to our contractual commitments discussed in our 2009 Annual Report.

Index

Off-balance sheet arrangements.  There have been no material changes to our off-balance sheet arrangements discussed in our 2009 Annual Report.

Recent accounting pronouncements.  There have been no recent accounting pronouncements for the period ended March 31, 2010.

Critical accounting policies.  For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our 2009 Annual Report.  There have been no changes in our critical accounting policies during the first three months of 2010.

Affiliate transactions.  Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (i) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties, and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party.  We continuously consider, review and evaluate such transactions, and understand that Contran and related entities consider, review and evaluate such transactions.  Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future.  See Notes 2 and 4 to our Condensed Consolidated Financial Statements.

Item 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including foreign currency exchange rates, commodity prices and security prices.  There have been no material changes in these market risks since we filed our 2009 Annual Report, and we refer you to the report for a complete description of these risks.

Item 4.              CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Bobby D. O’Brien, our Chief Executive Officer, and James W. Brown, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2010.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

Changes in internal control over financial reporting.  There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected our internal control over financial reporting.

Index

PART II. – OTHER INFORMATION

Item 1.              LEGAL PROCEEDINGS

Refer to Note 11 of the Condensed Consolidated Financial Statements and to our 2009 Annual Report for descriptions of certain previously reported legal proceedings.

Item 1A.           RISK FACTORS

    There have been no material changes in the first three months of 2010 with respect to our risk factors presented in Item 1A in our 2009 Annual Report on Form 10-K.

Item 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During 2007, our board of directors authorized the repurchase of up to $100 million of our common stock in open market transactions or in privately negotiated transactions, with any repurchased shares to be retired and cancelled.  Prior to 2010, we purchased 3.8 million shares of our common stock in open market transactions for an aggregate purchase price of $51.2 million and all shares acquired under this repurchase program have been cancelled.   See Note 8 to the Condensed Consolidated Financial Statements.

The following table discloses certain information regarding the shares of our common stock we purchased during the first quarter of 2010 (we made no purchases during January or February of 2010).  All of these purchases were made under the repurchase program in open market transactions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Maximum dollar value that may yet be purchased under the publicly announced plan
				(In millions)
March 1, 2010 to March 31, 2010	95,000	$13.78	95,000	$47.5

Item 6.              EXHIBITS

10.1	Second Amended and Restated Unsecured Revolving Demand Promissory Note as of April 15, 2010 made by Contran Corporation payable to TIMET Finance Management Company, filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

TITANIUM METALS CORPORATION

Date: May 5, 2010	By	/s/ James W. Brown
James W. Brown
Vice President and Chief Financial Officer

Date: May 5, 2010	By	/s/ Scott E. Sullivan
Scott E. Sullivan
Vice President and Controller Principal Accounting Officer