Form 10-Q
period 2010-09-30
TITANIUM METALS CORP
filed 2010-11-03
CIK 1011657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding on October 26, 2010: 180,174,253

TITANIUM METALS CORPORATION

Items 3, 4 and 5 of Part II are omitted because there is no information to report.

TITANIUM METALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2009	September 30, 2010
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$169.4	$221.9
Accounts and other receivables	85.0	125.8
Notes receivable from affiliates	33.8	67.3
Inventories	475.6	448.0
Refundable income taxes	8.2	3.0
Deferred income taxes	25.3	25.6
Other	10.0	9.4

Total current assets	807.3	901.0
Marketable securities	20.6	35.0
Notes receivable from affiliates	59.2	58.2
Property and equipment, net	416.1	385.1
Deferred income taxes	16.8	27.8
Other	58.6	58.0

Total assets	$1,378.6	$1,465.1

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31, 2009	September 30, 2010
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30.1	$49.3
Accrued and other current liabilities	52.4	53.7
Customer advances	20.8	10.9
Income taxes payable	0.9	1.0
Deferred income taxes	0.4	0.1

Total current liabilities	104.6	115.0
Accrued OPEB cost	19.9	20.2
Accrued pension cost	120.8	111.4
Deferred income taxes	1.6	26.5
Other	7.6	10.0

Total liabilities	254.5	283.1

Equity:
TIMET stockholders’ equity:
Series A Preferred Stock	3.2	0.7
Common stock	1.8	1.8
Additional paid-in capital	509.0	507.7
Retained earnings	731.0	788.3
Accumulated other comprehensive loss	(138.0)	(132.0)

Total TIMET stockholders’ equity	1,107.0	1,166.5
Noncontrolling interest in subsidiary	17.1	15.5

Total equity	1,124.1	1,182.0

Total liabilities and equity	$1,378.6	$1,465.1

Commitments and contingencies (Note 11)

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(unaudited)
Net sales	$181.4	$210.3	$590.5	$639.9
Cost of sales	163.7	160.7	501.8	511.7

Gross margin	17.7	49.6	88.7	128.2
Selling, general, administrative and development expense	14.2	13.6	44.8	41.5
Other income, net	—	—	1.7	0.1

Operating income	3.5	36.0	45.6	86.8
Other non-operating (expense) income, net	—	(2.9)	0.5	3.1

Income before income taxes	3.5	33.1	46.1	89.9
Provision for income taxes	2.4	11.4	15.2	31.0

Net income	1.1	21.7	30.9	58.9
Noncontrolling interest in net (loss) income of subsidiary	(0.1)	0.2	1.3	1.6

Net income attributable to TIMET stockholders	1.2	21.5	29.6	57.3
Dividends on Series A Preferred Stock	0.1	—	0.2	0.1

Net income attributable to TIMET common stockholders	$1.1	$21.5	$29.4	$57.2

Earnings per share attributable to TIMET common stockholders	$0.01	$0.12	$0.16	$0.32
Weighted average shares outstanding:
Basic	180.6	180.2	180.9	179.8
Diluted	180.6	180.4	180.9	180.5

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended September 30,
	2009	2010
	(unaudited)
Cash flows from operating activities:
Net income	$30.9	$58.9
Depreciation and amortization	38.1	39.3
Deferred income taxes	(2.1)	5.6
Other, net	1.7	2.6
Change in assets and liabilities:
Receivables	14.7	(41.7)
Inventories	71.8	21.7
Accounts payable and accrued liabilities	(31.2)	22.3
Income taxes	3.2	5.0
Other, net	2.4	(7.5)

Net cash provided by operating activities	129.5	106.2

Cash flows from investing activities:
Capital expenditures	(24.9)	(11.3)
Purchases of marketable securities	(0.7)	(3.0)
Notes receivable from affiliates:
Loans	—	(208.8)
Collections of principal payments	0.5	176.8
Proceeds from sale of property, plant and equipment	3.6	—
Other, net	(0.4)	(0.4)

Net cash used in investing activities	(21.9)	(46.7)

Cash flows from financing activities:
Dividends paid to noncontrolling interest in subsidiary	(5.5)	(2.2)
Treasury stock purchases	(5.9)	(3.9)
Other, net	(0.1)	(0.2)

Net cash used in financing activities	(11.5)	(6.3)

Net cash provided by operating, investing and financing activities	96.1	53.2
Effect of exchange rate changes on cash	2.5	(0.7)

Net cash provided during period	98.6	52.5
Cash and cash equivalents at beginning of period	45.0	169.4

Cash and cash equivalents at end of period	$143.6	$221.9

Supplemental disclosures of cash paid for:
Interest	$0.6	$0.4
Income taxes	$14.1	$20.4

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

(In millions)

	TIMET stockholders’ equity
	Series A Preferred Stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Non-controlling interest	Total	Comprehensive income
Balance at December 31, 2009	$3.2	$1.8	$509.0	$731.0	$(138.0)	$—	$17.1	$1,124.1
Net income	—	—	—	57.3	—	—	1.6	58.9	$58.9
Other comprehensive loss	—	—	—	—	6.0	—	(1.0)	5.0	5.0
Conversion of Series A Preferred Stock	(2.5)	—	2.5	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	—	(3.9)	—	(3.9)	—
Treasury stock retirement	—	—	(3.9)	—	—	3.9	—	—	—
Dividends to noncontrolling interest	—	—	—	—	—	—	(2.2)	(2.2)	—
Other, net	—	—	0.1	—	—	—	—	0.1	—

Balance at September 30, 2010	$0.7	$1.8	$507.7	$788.3	$(132.0)	$—	$15.5	$1,182.0

Comprehensive income									$63.9

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

Note 1 – Basis of presentation and organization

Basis of presentation. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009 that we filed with the Securities and Exchange Commission (“SEC”) on March 1, 2010 (“2009 Annual Report”). They include the accounts of Titanium Metals Corporation and its majority owned subsidiaries (collectively referred to as “TIMET”). Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to TIMET and its subsidiaries, taken as a whole. All material intercompany transactions and balances with consolidated subsidiaries have been eliminated. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed or omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2009) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2010 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2009 Consolidated Financial Statements contained in our 2009 Annual Report. Our first three fiscal quarters reported are the approximate 13-week periods ending on the Saturday generally nearest to March 31, June 30 and September 30. Our fourth fiscal quarter and fiscal year always end on December 31. For presentation purposes, our financial statements and the accompanying notes have been presented as ended on March 31, June 30, September 30 and December 31, as applicable.

Organization. At September 30, 2010, Contran Corporation and its subsidiaries held 26.6% of our outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. At September 30, 2010, Mr. Simmons and his spouse owned an aggregate of 15.3% of our common stock, and the Combined Master Retirement Trust (“CMRT”), a trust sponsored by Contran to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Contran and certain related companies, held an additional 8.6% of our common stock. Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT. Consequently, Mr. Simmons may be deemed to control each of Contran and us.

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

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(Unaudited)

The following table summarizes the aggregate outstanding principal balances on our notes receivable from affiliates as of December 31, 2009 and September 30, 2010:

	December 31, 2009	September 30, 2010
	(In millions)
Notes receivable from affiliates:
CompX	$42.5	$43.0
Contran promissory note from sale of certain securities	16.7	16.7
Contran unsecured revolving demand credit facility	33.8	65.8

Total notes receivable from affiliates	$93.0	$125.5
Less current portion of notes receivable	33.8	67.3

Noncurrent notes receivable from affiliates	$59.2	$58.2

During 2010, we amended our unsecured revolving demand credit facility with Contran, increasing the maximum aggregate outstanding principal from $60 million to $90 million.

Note 3 – Inventories

	December 31, 2009	September 30, 2010
	(In millions)
Raw materials	$132.1	$109.7
Work-in-process	203.2	222.7
Finished products	89.5	72.0
Inventory consigned to customers	21.2	16.6
Supplies	29.6	27.0

Total inventories	$475.6	$448.0

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

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(Unaudited)

The following table summarizes the market value of our marketable securities as of December 31, 2009 and September 30, 2010:

Marketable security	Fair value measurement level	Market value	Cost basis	Unrealized gains (losses)
		(In millions)
As of December 31, 2009:
Valhi	1	$17.7	$26.6	$(8.9)
NL	1	1.6	2.5	(0.9)
Kronos	1	1.3	0.7	0.6

Total		$20.6	$29.8	$(9.2)

As of September 30, 2010:
Valhi	1	$29.6	$29.3	$0.3
NL	1	2.0	2.5	(0.5)
Kronos	1	3.4	1.0	2.4

Total		$35.0	$32.8	$2.2

We held approximately 1.3% of Valhi common stock at September 30, 2010. Additionally, we held approximately 0.5% of NL’s outstanding common stock and 0.2% of Kronos’ outstanding common stock at September 30, 2010. Valhi and NL held an aggregate of approximately 95.2% of Kronos’ outstanding common stock at September 30, 2010.

Because we have classified all of our marketable securities as available-for-sale, any unrealized gains or losses on the securities are recognized through other comprehensive income. With respect to our investment in NL, our cost basis has exceeded its market value for more than twelve months, but we consider the decline in market price of this NL common stock to be temporary at September 30, 2010. We considered all available evidence in reaching this conclusion, including our ability and intent to hold these investments for a reasonable period of time sufficient for the recovery of fair value (as evidenced by the amount of liquidity we currently have with cash on hand and our borrowing availability).

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

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(Unaudited)

Note 5 – Property and equipment

	December 31, 2009	September 30, 2010
	(In millions)
Land and improvements	$13.6	$13.9
Buildings and improvements	71.0	70.5
Computer equipment and software	72.6	68.7
Manufacturing equipment and other	565.0	569.9
Construction in progress	35.0	29.2

Total property and equipment	757.2	752.2
Less accumulated depreciation	341.1	367.1

Total property and equipment, net	$416.1	$385.1

Note 6 – Other noncurrent assets

	December 31, 2009	September 30, 2010
	(In millions)
Prepaid conversion services	$42.2	$40.3
Other	16.4	17.7

Total other noncurrent assets	$58.6	$58.0

Note 7 – Accrued and other current liabilities

	December 31, 2009	September 30, 2010
	(In millions)
Employee related	$21.8	$27.1
Deferred revenue	16.9	13.9
Other	13.7	12.7

Total accrued liabilities	$52.4	$53.7

Note 8 – Equity

During 2010, 0.1 million shares of our Series A Preferred Stock were converted into 0.8 million shares of our common stock. No Series A Preferred Stock was converted during 2009. As a result of this conversion, a nominal number of shares of Series A Preferred Stock remain outstanding as of September 30, 2010.

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(Unaudited)

During 2007, our board of directors authorized the repurchase of up to $100 million of our common stock in open market transactions or in privately negotiated transactions, with the intention that any repurchased shares will be retired and cancelled. During the first nine months of 2010, we purchased 0.2 million shares of our common stock for an aggregate purchase price of $3.9 million, which were cancelled prior to September 30, 2010. At September 30, 2010, we could purchase an additional $44.9 million of our common stock under our board of directors’ authorization.

Note 9 – Employee benefits

Defined benefit pension plans. The components of the net periodic pension expense are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(In millions)
Service cost	$0.9	$0.7	$2.4	$2.1
Interest cost	3.9	4.2	11.0	12.6
Expected return on plan assets	(3.4)	(3.8)	(9.6)	(11.4)
Amortization of prior service cost	0.1	0.1	0.4	0.4
Amortization of net losses	2.6	2.9	7.3	8.6

Total pension expense	$4.1	$4.1	$11.5	$12.3

Postretirement benefits other than pensions (“ OPEB”). The components of net periodic OPEB expense are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(In millions)
Service cost	$0.4	$0.1	$0.9	$0.6
Interest cost	0.3	0.2	1.2	0.8
Amortization of prior service credit	—	(0.2)	(0.1)	(0.7)
Amortization of net (gains) losses	—	(0.3)	0.3	(0.5)

Total OPEB expense	$0.7	$(0.2)	$2.3	$0.2

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(Unaudited)

Note 10 – Income taxes

	Nine months ended September 30,
	2009	2010
	(In millions)
Expected income tax expense, at 35%	$16.1	$31.5
Non-U.S. tax rates	0.7	(0.5)
U.S. state income taxes, net	1.1	1.3
Nontaxable income	(5.1)	(0.2)
Domestic manufacturing credit	(0.9)	(2.0)
Uncertain tax positions	2.1	(0.1)
Nondeductible expenses	0.6	0.7
U.K. tax rate change	—	1.0
Other, net	0.6	(0.7)

Total income tax expense	$15.2	$31.0

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

As a result of Environmental Protection Agency (“EPA”) inspections, in April 2009 the EPA issued a Notice of Violation (“Notice”) to us alleging that we violated certain provisions of the Resource Conservation and Recovery Act and the Toxic Substances Control Act (“TSCA”) at our Henderson plant. We have responded to the EPA, and we are currently in ongoing discussions regarding the nature and extent of any required follow-up testing and potential remediation efforts that may be required. During the first nine months of 2010, we submitted detailed proposals for testing that will provide information to assist us in determining the scope and method of any remediation that may be required under the Notice. In addition, we submitted proposals for work intended to resolve one of the alleged violations identified in the Notice.

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

SEPTEMBER 30, 2010

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

We had $2.6 million accrued at September 30, 2010 for remediation activities anticipated at our Henderson plant site, including amounts accrued at the lower end of the range of estimated costs for the groundwater remedial action plan selected by the NDEP in its record of decision. We will continue evaluating alternative methods and timing for all of our remediation activities, and if necessary, we may revise our estimated costs in the future. We estimate the upper end of the range of reasonably possible costs related to all of our environmental matters, including the current accrual, to be approximately $5.0 million. We expect these estimated costs to be incurred over a remediation period of at least five years.

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

SEPTEMBER 30, 2010

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(In millions)
Numerator:
Net income attributable to TIMET common stockholders	$1.1	$21.5	$29.4	$57.2
Dividends on Series A Preferred Stock (1)	—	—	—	0.1

Diluted net income attributable to TIMET common stockholders	$1.1	$21.5	$29.4	$57.3

Denominator:
Average common shares outstanding	180.6	180.2	180.9	179.8
Series A Preferred Stock (1)	—	0.2	—	0.7

Diluted shares	180.6	180.4	180.9	180.5

(1)	Excludes the anti-dilutive effects from conversion of the outstanding Series A Preferred Stock in both 2009 periods.

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(In millions, except product shipment data)
Titanium melted and mill products:
Melted product net sales	$16.1	$27.7	$51.0	$77.1
Mill product net sales	149.2	168.5	486.1	512.7
Other titanium product sales	16.1	14.1	53.4	50.1

Total net sales	$181.4	$210.3	$590.5	$639.9

Melted product shipments:
Volume (metric tons)	675	1,325	1,915	3,770
Average selling price (per kilogram)	$23.90	$20.90	$26.65	$20.45
Mill product shipments:
Volume (metric tons)	2,665	3,050	8,775	9,610
Average selling price (per kilogram)	$56.00	$55.25	$55.40	$53.35

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q (“Quarterly Report”) that are not historical facts, including, but not limited to, statements found in the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements can generally be identified by the use of words such as “believes,” “intends,” “may,” “will,” “looks,” “should,” “could,” “anticipates,” “expects” or comparable terminology or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including risks and uncertainties in those portions referenced above and those described from time to time in our other filings with the SEC which include, but are not limited to:

•	the cyclicality of the commercial aerospace industry;

•	the performance of our customers and us under our long-term agreements;

•	the existence, amendment or renewal of certain long-term agreements;

•	the difficulty in forecasting demand for titanium products;

•	global economic, financial and political conditions;

•	global production capacity for titanium;

•	changes in product pricing and costs;

•	the impact of long-term contracts with vendors on our ability to reduce or increase supply;

•	the possibility of labor disruptions;

•	fluctuations in currency exchange rates;

•	fluctuations in the market price of marketable securities;

•	uncertainties associated with new product or new market development;

•	the availability of raw materials and services;

•	changes in raw material prices and other operating costs (including energy costs);

•	possible disruption of business or increases in the cost of doing business resulting from terrorist activities or global conflicts;

•	competitive products and strategies; and

•	other risks and uncertainties.

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

RESULTS OF OPERATIONS

Quarter ended September 30, 2010 compared to quarter ended September 30, 2009

Summarized financial information. The following table summarizes certain information regarding our results of operations for the three months ended September 30, 2009 and 2010. Our reported average selling prices reflect actual selling prices after the effects of currency exchange rates, customer and product mix and other related factors throughout the periods presented.

	Three months ended September 30,
	2009	% of total net sales	2010	% of total net sales
	(In millions, except product shipment data)
Net sales:
Melted products	$16.1	9%	$27.7	13%
Mill products	149.2	82%	168.5	80%
Other titanium products	16.1	9%	14.1	7%

Total net sales	181.4	100%	210.3	100%
Cost of sales	163.7	90%	160.7	76%

Gross margin	17.7	10%	49.6	24%
Selling, general, administrative and development expense	14.2	8%	13.6	7%

Operating income	$3.5	2%	$36.0	17%

Melted product shipments:
Volume (metric tons)	675		1,325
Average selling price (per kilogram)	$23.90		$20.90
Mill product shipments:
Volume (metric tons)	2,665		3,050
Average selling price (per kilogram)	$56.00		$55.25

Net sales. Our net sales were $210.3 million for the third quarter of 2010 compared to net sales of $181.4 million for the third quarter of 2009. The 16% increase in net sales was primarily the result of a 96% increase in melted product volumes and a 14% increase in mill product volumes, partially offset by lower average selling prices during the third quarter of 2010. Customer volume requirements during the third quarter of 2010 continued to reflect improving demand for titanium products in the commercial aerospace sector, as manufacturing activity and inventory levels within the commercial aerospace supply chain continue to recover and uncertainties within the sector continue to be resolved. Factors contributing to the change in average selling prices for melted products during the third quarter of 2010 include lower spot market pricing, product mix and lower annual pricing under long-term customer agreements.

Gross margin. For the third quarter of 2010, our gross margin was $49.6 million compared to $17.7 million for the third quarter of 2009, reflecting a higher gross margin percentage relative to net sales. Our improved profitability reflects lower cost raw materials, principally titanium sponge and scrap, and the benefit of higher utilization of our production capacity. Increased production rates throughout our major manufacturing operations during the third quarter of 2010 resulted in lower unabsorbed fixed overhead costs of $1.7 million for the third quarter of 2010 as compared to $9.4 million in the same period of 2009.

Operating income. Our operating income for the third quarter of 2010 was $36.0 million compared to $3.5 million for the same period of 2009, primarily reflecting the increase in gross margin.

Income taxes. Our effective income tax rate was 34% for the third quarter of 2010 compared to 69% for the same period in 2009. We operate in multiple tax jurisdictions, and as a result, the geographic mix of our pre-tax income or loss can impact our overall effective tax rate. Our effective rate in the third quarter of 2010 was lower than the U.S. statutory rate primarily due to the net effects of (i) the positive impact of a portion of our earnings being generated in lower tax rate jurisdictions and (ii) the negative impact of the UK tax rate change which was enacted in the third quarter of 2010 and will become effective in 2011. Our effective income tax rate in the third quarter of 2009 was higher than the U.S. statutory rate primarily due to the net effect of lower earnings, changes in foreign tax law that caused us to revise our judgments regarding our ability to utilize certain foreign tax attributes and incremental taxes on foreign earnings.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Summarized financial information. The following table summarizes certain information regarding our results of operations for the nine months ended September 30, 2009 and 2010. Our reported average selling prices reflect actual selling prices after the effects of currency exchange rates, customer and product mix and other related factors throughout the periods presented.

	Nine months ended September 30,
	2009	% of total net sales	2010	% of total net sales
	(In millions, except product shipment data)
Net sales:
Melted products	$51.0	9%	$77.1	12%
Mill products	486.1	82%	512.7	80%
Other titanium products	53.4	9%	50.1	8%

Total net sales	590.5	100%	639.9	100%
Cost of sales	501.8	85%	511.7	80%

Gross margin	88.7	15%	128.2	20%
Selling, general, administrative and development expense	44.8	7%	41.5	6%
Other income, net	1.7	—	0.1	—

Operating income	$45.6	8%	$86.8	14%

Melted product shipments:
Volume (metric tons)	1,915		3,770
Average selling price (per kilogram)	$26.65		$20.45
Mill product shipments:
Volume (metric tons)	8,775		9,610
Average selling price (per kilogram)	$55.40		$53.35

Net sales. Our net sales were $639.9 million for the first nine months of 2010 compared to net sales of $590.5 million for the first nine months of 2009. The 8% increase in net sales was the result of increased volumes, partially offset by lower average selling prices during the first nine months of 2010. Product shipment volume increased 97% for melted products and 10% for mill products from the first nine months of 2009 to the first nine months of 2010, due to improved demand for certain titanium products within the commercial aerospace sector as manufacturing activity and inventory levels within the supply chain continue to recover and uncertainties within the sector continue to be resolved. Average selling prices decreased 23% for melted products and 4% for mill products from the first nine months of 2009 to the first nine months of 2010, primarily driven by lower annual pricing under long-term customer agreements, lower spot market prices for our products and the relative mix of products sold during the period.

Gross margin. For the first nine months of 2010, our gross margin was $128.2 million compared to $88.7 million for the first nine months of 2009, reflecting a higher gross margin percentage relative to net sales. Our improved profitability reflects lower cost raw materials, principally titanium sponge and scrap and the benefit of higher utilization of our production capacity, partially offset by lower average selling prices. Increased production rates throughout our major manufacturing operations during the first nine months of 2010 resulted in lower unabsorbed fixed overhead costs of $7.8 million as compared to $15.8 million in the same period of 2009.

Operating income. Our operating income for the first nine months of 2010 was $86.8 million compared to $45.6 million for the same period of 2009, primarily the result of higher gross margin.

Income taxes. Our effective income tax rate was 34% for the first nine months of 2010 compared to 33% for the same period in 2009. We operate in multiple tax jurisdictions, and as a result, the geographic mix of our pre-tax income or loss can impact our overall effective tax rate. Our effective rate in the first nine months of 2010 was lower than the U.S. statutory rate primarily due to the net effects of (i) the positive impact of a portion of earnings being generated in lower tax rate jurisdictions, (ii) the negative impact of certain UK tax legislation which was enacted in 2009 and became effective in 2010 and (iii) the negative impact of the UK tax rate change which was enacted in the third quarter of 2010 and will become effective in 2011. Our effective income tax rate in the first nine months of 2009 was lower than the U.S. statutory rate primarily due to the implementation of an internal corporate reorganization prior to 2009. See Note 10 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense.

European operations

We have substantial operations located in the United Kingdom, France and Italy. Approximately 37% of our sales originated in Europe for the nine months ended September 30, 2010, a portion of which were denominated in foreign currency, principally the British pound sterling or the euro. Certain raw material costs, principally purchases of titanium sponge and alloys for our European operations, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of our European subsidiaries are those of their respective countries. Our European operations may incur borrowings denominated in U.S. dollars or in their respective functional currencies. Our export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations. We do not use currency contracts to hedge our currency exposures.

The translated U.S. dollar value of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. By applying the exchange rates prevailing during the prior year period to our local currency results of operations for the current year period, the translation impact of currency rate fluctuations can be estimated. The timing of our earnings or losses and the timing and severity of the volatility of currency rates each impact the effects of the currency rate fluctuations shown in the table below. The U.S. dollar strengthened versus the euro and the British pound in the third quarter of 2010, strengthened versus the euro in the nine months ended September 30, 2010 and weakened versus the British pound in the nine months ended September 30, 2010, as compared to the corresponding periods in 2009. These fluctuations in foreign currency exchange rates had the following effects on our sales and operating income:

	Three months ended September 30, 2010 vs. 2009	Nine months ended September 30, 2010 vs. 2009
	(In millions)
Increase (decrease) in:
Net sales	$(5.5)	$(0.7)
Operating income	(0.7)	(0.6)

Outlook

Since late 2009, we have seen signs of recovery within the aerospace market, including progress in the development and production of new generation aircraft and a strong backlog for commercial aircraft, in addition to stabilizing prices for titanium scrap. As a result of these developments, demand for titanium mill and melted products, particularly in the commercial aerospace market, has strengthened throughout 2010. The improving demand trends in commercial aerospace reflect our customers’ expectation of increased output levels and have resulted in an improved sales order backlog with strong sales volume expected for the remainder of the year.

Our mill product shipments during the first nine months of 2010 were 10% higher than shipments in the first nine months of 2009, with melted product volumes exceeding the prior year period by 97%. Although we anticipate our overall sales volumes for the remainder of 2010 will stay appreciably above 2009 volumes, we anticipate our average selling prices will remain somewhat lower in 2010 compared to 2009 as a result of raw materials index price adjustments in certain of our long-term agreements, which reflect lower raw material costs incurred during most of 2009, competitive pressures on spot purchases of melted products and the sales volume increase in melted products relative to mill products. Customer order trends in the first nine months of 2010 indicate that the destocking activity in the commercial aerospace supply chain during 2009 has abated and that customers are now positioning themselves for increased output levels, particularly within the commercial aircraft engine supply chain. We believe our focus on titanium metals and specialty titanium alloys for the aerospace industry, especially for jet engine applications, continues to provide us with a competitive advantage in light of the favorable long-term outlook for aerospace. In the military and industrial market sectors, demand for titanium products is expected to remain largely dependant on sustained global economic recovery, the timing of which is presently uncertain. With our flexible operating structure, we are prepared to make necessary adjustments to operating levels as these business and economic conditions require.

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

Through prudent management of production rates and costs, as well as conservative capital investment, we continue to maintain positive cash flows and a strong balance sheet, including $221.9 million of cash, borrowing availability under our bank credit agreements of approximately $200 million and no bank debt as of September 30, 2010. We have maintained positive earnings and generated significant operating cash flows during the most severe recession in decades. Through continued focus on improving our production capabilities and managing resources, we believe that we are well-positioned to serve our customers’ needs both now and into the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated cash flows for the nine months ended September 30, 2009 and 2010 are presented below. The following should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

	Nine months ended September 30,
	2009	2010
	(In millions)
Cash provided by (used in):
Operating activities	$129.5	$106.2
Investing activities	(21.9)	(46.7)
Financing activities	(11.5)	(6.3)

Net cash provided by operating, investing and financing activities	$96.1	$53.2

Operating activities. Cash flow from operations is a primary source of our liquidity. Changes in pricing, production volume and customer demand, among other things, could significantly affect our liquidity. Trends in cash flows from operating activities, excluding changes in assets and liabilities, have generally been similar to the trends in operating income. Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Changes in assets and liabilities tend to even out over time. However, period to period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. Our cash provided by operating activities decreased $23.3 million, from $129.5 million for the first nine months of 2009 to $106.2 million for the first nine months of 2010 primarily due to the net effects of the following factors:

•	operating income increased by $41.2 million in 2010;

•

net cash provided by relative changes in our receivables, inventories, payables and accrued liabilities decreased by $53.0 million in 2010 resulting primarily from the increase in sales revenues and related timing of collection of receivables, partially offset by increased payables related to increased production levels; and

•	net cash paid for income taxes increased by $6.3 million in 2010.

Relative changes in working capital can have significant effects on cash flows from operating activities. As shown below, our average days sales outstanding (“DSO”) increased from December 31, 2009 to September 30, 2010. The increase in our DSO was the result of the timing of collection of receivables as well as the general mix of customers during the first nine months of 2010.

As shown below, our average number of days sales in inventory (“DSI”) decreased from December 31, 2009 to September 30, 2010. The overall decrease in average DSI was the result of the timing of inventory purchases and our strong sales results during the first nine months of 2010. Based on our sales order backlog and outlook for inventory purchases, we expect to deploy additional working capital to maintain appropriate inventory levels over the remainder of 2010 in response to improving customer demand trends.

For comparative purposes, we have also provided average DSO and DSI for the comparative prior year periods in the table below:

	December 31, 2008	September 30, 2009	December 31, 2009	September 30, 2010
DSO	50 days	59 days	43 days	54 days
DSI	228 days	267 days	255 days	238 days

Investing activities. Cash flows used in our investing activities increased from $21.9 million in the first nine months of 2009 to $46.7 million in the first nine months of 2010. Our capital expenditures were $24.9 million during the first nine months of 2009 and $11.3 million in the same period of 2010. In addition, we entered into an unsecured revolving credit facility with Contran Corporation during 2009 (which was amended in April 2010 to increase the maximum aggregate outstanding principal from $60 million to $90 million), pursuant to which we made net loans of $32.0 million to Contran during the first nine months of 2010. See Note 2 to our Condensed Consolidated Financial Statements.

Financing activities. We paid dividends to the noncontrolling interest in our subsidiary of $5.5 million in the first nine months of 2009 compared to $2.2 million in the first nine months of 2010. Additionally, we made treasury stock purchases of $5.9 million in the first nine months of 2009 and $3.9 million in the first nine months of 2010.

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

At September 30, 2010, we had aggregate borrowing availability under our existing U.S and European credit facilities of $208.4 million, and we could borrow all such amounts without violating any covenants of our credit facilities. We had an aggregate of $221.9 million of cash and cash equivalents. Our U.S. credit facility matures in February 2011, and we expect to extend or replace this credit facility on or before its expiration date. Our U.K. credit facilities mature in August 2012. Based upon our expectations of our operating performance, the anticipated demands on our cash resources, the demand feature of the unsecured revolving demand credit facility from Contran with outstanding principal balance of $65.8 million at September 30, 2010, borrowing availability under our existing credit facilities and anticipated borrowing capacity after the maturity of these credit facilities, we expect to have sufficient liquidity to meet our obligations for the short-term (defined as the next twelve-month period) and our long-term obligations.

Repurchases of common stock. At October 26, 2010, we had approximately $44.9 million available for repurchase of our common stock under the authorizations described in Note 8 to our Condensed Consolidated Financial Statements.

Capital expenditures. We currently estimate we will invest a total of approximately $20 million to $25 million for capital expenditures during 2010. Our planned capital expenditures are concentrated in areas that allow us to properly maintain and drive efficiencies in the operation of our equipment and facilities. Capital spending for 2010 is expected to be funded by cash flows from operating activities or existing cash resources and available credit facilities.

We continue to evaluate additional opportunities to improve or replace productive assets including capital projects, acquisitions or other investments which, if consummated, any required funding would be provided by available cash or borrowings under our U.S. or European credit facilities.

Contractual commitments. There have been no material changes to our contractual commitments discussed in our 2009 Annual Report.

Off-balance sheet arrangements. There have been no material changes to our off-balance sheet arrangements discussed in our 2009 Annual Report.

Recent accounting pronouncements. There have been no recent accounting pronouncements for the period ended September 30, 2010.

Critical accounting policies. For a discussion of our critical accounting policies, refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our 2009 Annual Report. There have been no changes in our critical accounting policies during the first nine months of 2010.

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

Evaluation of disclosure controls and procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Bobby D. O’Brien, our Chief Executive Officer, and James W. Brown, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2010. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

Changes in internal control over financial reporting. There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Refer to Note 11 of the Condensed Consolidated Financial Statements, our 2009 Annual Report and our Quarterly Reports on Form 10Q for the quarters ended March 31, 2010 and June 30, 2010 for descriptions of certain previously reported legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes in the first nine months of 2010 with respect to our risk factors presented in Item 1A in our 2009 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During 2007, our board of directors authorized the repurchase of up to $100 million of our common stock in open market transactions or in privately negotiated transactions, with any repurchased shares to be retired and cancelled. Prior to the third quarter of 2010, we purchased 4.0 million shares of our common stock in open market transactions for an aggregate purchase price of $55.1 million and all shares acquired under this repurchase program have been cancelled. See Note 8 to the Condensed Consolidated Financial Statements. We made no purchases during the third quarter of 2010.

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

TITANIUM METALS CORPORATION

Date: November 2, 2010	By	/S/ JAMES W. BROWN
James W. Brown
Vice President and Chief Financial Officer

Date: November 2, 2010	By	/S/ SCOTT E. SULLIVAN
Scott E. Sullivan
Vice President and Controller Principal Accounting Officer