Form 10-K
period 2010-12-31
TITANIUM METALS CORP
filed 2011-02-28
CIK 1011657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2010

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
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 86.7 million shares of voting stock held by nonaffiliates of Titanium Metals Corporation as of June 30, 2010 approximated $1.5 billion. There are no shares of non-voting common stock outstanding. As of February 18, 2011, 180,174,253 shares of common stock were outstanding.

Documents incorporated by reference: The information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Information

The statements contained in this Annual Report on Form 10-K (“Annual Report”) that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and in Item 1- Business, Item 1A – Risk Factors, Item 2 – Properties, Item 3 - Legal Proceedings and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), are forward-looking statements that represent our beliefs and assumptions based on currently available information. Forward-looking statements can generally be identified by the use of words such as “believes,” “intends,” “may,” “will,” “looks,” “should,” “could,” “anticipates,” “expects” or comparable terminology or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including risks and uncertainties in those portions referenced above and those described from time to time in our other filings with the Securities and Exchange Commission (“SEC”) which include, but are not limited to:

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

Titanium was first manufactured for commercial use in the 1950s. Titanium’s unique combination of corrosion resistance, elevated-temperature performance and high strength-to-weight ratio makes it particularly desirable for use in commercial and military aerospace applications where these qualities satisfy essential design requirements for certain critical parts such as wing supports and jet engine components. While aerospace applications have historically accounted for a substantial portion of the worldwide demand for titanium, other end-use applications for titanium in military and industrial markets have continued to develop, including the use of titanium-based alloys in armor plating, structural components, chemical plants, power plants, desalination plants and pollution control equipment. Additionally, demand for titanium in emerging markets is supported by diverse uses including oil and gas production installations, automotive, geothermal facilities and architectural applications.

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

Titanium industry. We develop certain industry estimates based on our extensive experience within the titanium industry as well as information obtained from publicly available external resources (e.g., United States Geological Survey, International Titanium Association and Japan Titanium Society). We estimate we accounted for approximately 17% of 2009 and 15% of 2010 worldwide industry shipments of titanium mill products and approximately 7% of worldwide titanium sponge production in 2009 and 5% in 2010. The following chart illustrates our estimates of aggregate industry mill product shipments over the past ten years:

Industry Mill Product Shipments by Sector

(Volumes Exclude Shipments within China and Russia)

The cyclical nature of the commercial aerospace sector has been the principal driver of the historical fluctuations in titanium mill product shipment volume. Over the past 30 years, the titanium industry has had various cyclical peaks and troughs in mill product shipments. With the exception of decreased demand in 2009 resulting from the global economic downturn, over the last ten years, titanium mill product demand in the military, industrial and emerging market sectors has increased, primarily due to the continued development of innovative uses for titanium products in these industries. We estimate that industry shipments approximated 68,000 metric tons in 2009 and 83,100 metric tons in 2010. The estimated 22% increase in 2010 was driven by strong recoveries from the global economic downturn in 2009 in the commercial aerospace and industrial sectors. We currently expect 2011 total industry mill product shipments to grow 15% to 25%, driven by continued growth in the commercial aerospace and industrial sectors.

Commercial aerospace sector - Demand for titanium products within the commercial aerospace sector is derived from both jet engine components (e.g., blades, discs, rings and engine cases) and airframe components (e.g., bulkheads, tail sections, landing gear, wing supports and fasteners). The commercial aerospace sector has a significant influence on titanium companies, particularly mill product producers. Industry shipments increased approximately 22% in 2010 as aircraft build rates and supply chain inventory levels increased. Deliveries of titanium generally precede aircraft deliveries by about one year, and our business cycle generally correlates to this timeline, although the actual timeline can vary considerably depending on the titanium product.

Our business is more dependent on commercial aerospace demand than is the overall titanium industry. We shipped approximately 66% of our mill products to the commercial aerospace sector in 2010, whereas we estimate approximately 48% of the overall titanium industry’s mill products were shipped to the commercial aerospace sector in 2010.

The Airline Monitor, a leading aerospace publication, traditionally issues worldwide forecasts each January and July for commercial aircraft deliveries, approximately one-third of which are expected to be required by the U.S. over the next 20 years. The Airline Monitor’s most recently issued forecast (January 2011) estimates deliveries of large commercial aircraft (aircraft with over 100 seats) totaled 1,037 (including 195 twin aisle aircraft which require more titanium) in 2010, and the following table summarizes the forecasted deliveries of large commercial aircraft over the next five years:

	Forecasted deliveries		% increase over previous year
Year	Total	Twin aisle	Total	Twin aisle
2011	1,128	243	9%	25%
2012	1,266	346	12%	42%
2013	1,315	370	4%	7%
2014	1,375	410	5%	11%
2015	1,380	440	—	7%

The latest forecast from The Airline Monitor reflects a moderate 6% increase in forecasted deliveries over the next five years compared to the July 2010 forecast, mainly due to its expectation that airlines will continue to replace their fleets with more fuel efficient aircraft. Boeing and Airbus booked a total of 1,269 orders in 2010, and The Airline Monitor forecasts that aggregate new orders in 2011 will be lower than 2010.

Changes in the economic environment and the financial condition of airlines can result in rescheduling or cancellation of orders. Accordingly, aircraft manufacturer backlogs are not necessarily a reliable indicator of near-term business activity but may be indicative of potential business levels over a longer-term horizon. The latest forecast from The Airline Monitor estimates decreases for firm order backlog for both Airbus and Boeing as deliveries are expected to be higher than orders for the next three years. Through December 31, 2010, Airbus’ firm order backlog is estimated at 1,134 twin aisle planes and 2,418 single aisle planes, and Boeing’s firm order backlog is estimated at 1,257 twin aisle planes and 2,168 single aisle planes. Boeing has previously announced that its does not plan to increase its build rates on the 787 aircraft to make up for delayed deliveries.

At year-end 2010, a total of 847 firm orders have been placed for the Boeing 787, a total of 234 firm orders have been placed for the Airbus A380 and a total of 583 firm orders had been placed for the Airbus A350 XWB. The 787 contains more composite materials than other Boeing aircraft, and increased utilization of composite materials in an aircraft’s structural components requires additional titanium on a per unit basis. The A350 XWBs will also use composite materials and new engines similar to those used on the Boeing 787 and are expected to require significantly more titanium as compared with earlier Airbus models. In early years of the manufacturing cycle for the 787 and A350 XWB, or with any aircraft model, additional titanium is required to produce each aircraft, and as the program reaches maturity, less titanium is required for each aircraft manufactured. First deliveries for the 787 are currently scheduled in late 2011, and first deliveries for the A350 XWB are currently scheduled for 2013.

Twin aisle planes (e.g., Boeing 747, 767, 777 and 787 and Airbus A330, A340, A350 and A380) tend to use a higher percentage of titanium in their airframes, engines and parts than single aisle planes (e.g., Boeing 737 and 757 and Airbus A318, A319 and A320), and new generation models require a significantly higher percentage of titanium. Additionally, Boeing generally uses a higher percentage of titanium in its airframes than Airbus. Based on information we receive from airframe and engine manufacturers and other industry sources, we estimate the following titanium product purchase weights will be used for the manufacture of each of the selected aircraft in the following table. All estimated titanium purchase weights include both the airframes and engines, and purchase weights are subject to change as manufacturers and other industry sources revise their estimates.

Titanium purchased per aircraft
(approximate metric tons)

Boeing aircraft:
737	18
777	59
747	76
787	116

Airbus aircraft:
A320	12
A330	18
A340	32
A350 XWB	127
A380	146

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

As the strategic military environment demands greater global lift and mobility, the U.S. military needs more airlift capacity and capability. Airframe programs are expected to drive the military market demand for titanium through 2015. Several of today’s active U.S. military programs, including the C-17, F-15, F/A-18 and F-16, are currently expected to continue in production into the middle of this decade. European military programs also have active aerospace programs offering the possibility for increased titanium consumption. Production levels for the Saab Gripen, Eurofighter Typhoon, Dassault Rafale and Dassault Mirage 2000 are all forecasted to remain steady through the middle or end of this decade.

In addition to the established programs, newer U.S. programs offer growth opportunities for increased titanium consumption. The F-35 Joint Strike Fighter, now known as the Lightning II, has begun low-rate initial production and assembly. Although no specific delivery schedules have been announced, according to The Teal Group, a leading aerospace publication, procurement of the F-35 is expected to extend over the next 30 to 40 years and may include production of as many as 4,000 planes, including sales to foreign nations.

Utilization of titanium on military ground combat vehicles for armor appliqué and integrated armor or structural components continues to gain acceptance within the global military market segment. Titanium armor components provide the necessary ballistic performance while achieving a mission critical vehicle performance objective of reduced weight in new generation and legacy vehicles. In order to counteract increased global threat levels, titanium is being utilized on vehicle upgrade programs as well as in new programs. Based on active programs, as well as programs currently under evaluation, we believe titanium will continue to be used on ground combat vehicles in the military market sector. In armor and armament, we sell complete vehicle armor kits as well as plate and sheet products for fabrication into appliqué plate and reactive armor for protection of the entire ground combat vehicle as well as the vehicle’s primary structure.

Industrial and emerging markets sectors - With its unique and desirable physical properties, titanium can be used in a number of other end-use markets. Established industrial uses for titanium include chemical plants, power plants, desalination plants and pollution control equipment. Rapid growth of the Chinese and other Southeast Asian economies has brought unprecedented demand for titanium-intensive industrial equipment. In order to participate in this rise in demand, we have an ownership interest in a joint venture, XI’AN BAOTIMET VALINOX TUBES CO. LTD. (“BAOTIMET”), which produces welded titanium tubing in Xi’an, China.

Titanium is accepted for many emerging market applications, including transportation, energy (including oil and gas) and architecture. Although titanium is often more expensive than other competing metals, over the entire life cycle of the application, we believe titanium is a better value alternative due to its durability, longevity and overall environmental impact. In many cases customers also find the physical properties of titanium to be attractive from the standpoint of weight, performance, design alternatives and other factors. The oil and gas market, a relatively new, potentially large growth area, utilizes titanium in certain down-hole casing, critical riser components, tapered stress joints, fire suppression water pump systems and saltwater-cooling systems. Additionally, as offshore development of new oil and gas fields moves into the ultra deep-water depths and as geothermal energy production expands, market demand for titanium’s light-weight, high-strength and corrosion-resistance properties is creating potential new growth opportunities. We have resources dedicated to the research and development of alloys and production processes to promote the expansion of titanium use in this market and in other non-aerospace applications.

Although we estimate emerging market demand presently represents less than 5% of the total industry demand for titanium mill products, we believe the emerging market sector offers many opportunities, and we have ongoing initiatives to actively pursue and expand our presence in these markets.

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

All of our net sales were generated by our integrated titanium operations (our “Titanium melted and mill products” segment), which is our only business segment. Business and geographic financial information is included in Note 18 to the Consolidated Financial Statements.

Titanium sponge is the commercially pure, elemental form of titanium metal with a porous and sponge-like appearance. The first step in our sponge production involves combining titanium-containing rutile ore (derived from beach sand) with chlorine and petroleum coke to produce titanium tetrachloride. Titanium tetrachloride is purified and then reacted with magnesium in a closed system, producing titanium sponge and residual magnesium chloride as a by-product. Our titanium sponge production facility in Henderson, Nevada uses vacuum distillation process (“VDP”) technology, which removes the magnesium and magnesium chloride residues by applying heat to the sponge mass while maintaining a vacuum in a chamber. The combination of heat and vacuum boils the residues from the sponge mass, and then the sponge mass is mechanically pushed out of the distillation vessel, sheared and crushed to prepare the sponge for incorporation into one of our melted products. We electrolytically separate and recycle the residual magnesium chloride to improve cost efficiency and reduce environmental impact. We use all of our internally produced titanium sponge in the production of our melted and mill products.

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

We send certain products to various outside vendors for further processing (e.g., certain rolling, forging, finishing and other processing steps in the U.S., and certain melting and forging steps in France) before being shipped to customers. We currently utilize one U.S. supplier under a 20-year conversion services agreement, whereby they provide an annual output capacity of 4,500 metric tons of titanium mill rolling services until 2026, with our option to increase the annual output capacity to 9,000 metric tons. Additionally, another U.S. supplier provides dedicated annual forging capacity of 8,900 metric tons through at least 2019. In France, our primary processor is also a partner in our 70%-owned subsidiary, TIMET Savoie, S.A., and our agreement with them provides us with annual melt capacity of up to 3,200 metric tons and annual mill capacity up to 2,600 metric tons through 2015. These agreements and partnerships provide us with long-term secure sources for processing round and flat products, resulting in a significant increase in our existing mill product conversion capabilities, which allows us to assure our customers of our long-term ability to meet their needs.

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

Titanium scrap is a by-product of the forging, rolling and machining operations, and significant quantities of scrap are generated in the production process for finished titanium products and components. Scrap by-products from our mill production processes, as well as the scrap purchased from our customers or on the open metals market, is typically recycled and introduced into the melting process once the scrap is sorted and cleaned. We have the capacity to recycle 14,000 to 16,000 metric tons of titanium scrap annually at our facility in Morgantown, Pennsylvania depending on the form of the scrap and end-use product mix. We believe our capability and expertise in recycling titanium scrap provides us with a competitive advantage in the titanium industry.

Distribution. We sell our products through our own sales force based in the U.S. and Europe and through independent agents and distributors worldwide. We also operate eight service centers (five in the U.S. and three in Europe), which we use to sell our products on a just-in-time basis. The service centers primarily sell value-added and customized mill products, including bar, sheet, plate, tubing and strip. We believe our service centers provide us with a competitive advantage because of our ability to foster customer relationships, customize products to suit specific customer requirements and respond quickly to customer needs.

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

	2008	2009	2010
Internally produced sponge	24%	27%	30%
Purchased sponge	31%	16%	22%
Titanium scrap	39%	51%	41%
Alloys	6%	6%	7%

Total	100%	100%	100%

Sponge - The primary raw materials used in the production of titanium sponge are titanium-containing rutile ore, chlorine, magnesium and petroleum coke. Rutile ore is currently available from a limited number of suppliers around the world, principally located in Australia, South Africa and Sri Lanka. We purchase the majority of our supply of rutile ore from Australia and South Africa. Although rutile ore supplies have tightened in the past year, we believe the availability of rutile ore will be adequate for the foreseeable future and do not anticipate any interruptions of our rutile supplies.

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

We are currently the largest U.S. producer of titanium sponge, with an annual sponge production capacity of approximately 12,600 metric tons of premium-grade titanium sponge at our Henderson plant. We operated our sponge plant significantly below full capacity during 2009 and 2010, but we anticipate increased production volumes during 2011 as we ramp-up production to meet anticipated demand. We supplement our internally produced sponge with purchases from third parties. In recent years, other sponge producers have also undertaken additional capacity expansion projects.

We are party to long-term sponge supply agreements that require us to make minimum annual purchases. These long-term supply agreements, together with our current sponge production capacity in Henderson, should provide us with a total annual available sponge supply at levels ranging from 19,000 metric tons up to 24,000 metric tons through 2025, which we expect will meet our sponge supply requirements. We will continue to purchase sponge from a variety of sources in 2011, including those sources under existing supply agreements. We continuously evaluate alternatives to strategically balance our internal and external sources for titanium sponge.

Scrap - We recycle titanium scrap into melted products that will be sold to our customers or used as intermediate feedstock for our mill production process. Our titanium scrap is generated from our melted and mill product production processes, purchased from certain of our customers under contractual agreements or acquired in the open metals market. Such scrap consists of alloyed and commercially pure solids and turnings. Scrap obtained through customer arrangements provides a “closed-loop” arrangement resulting in certainty of supply and price stability. Externally purchased scrap comes from a wide range of sources, including customers, collectors, processors and brokers. We purchased 27% of our scrap requirements from the open metals market in 2010, and we expect our open market scrap purchases to account for 25% to 30% of our scrap requirements during 2011. We will continue to manage our scrap consumption and utilization percentages based upon the market values of scrap relative to sponge and alloy costs as we strive to minimize our overall product costs. We also routinely sell scrap, usually in a form or grade we cannot economically recycle for use in our production operations.

Overall market forces can significantly impact the supply or cost of externally produced scrap, as the amount of scrap generated in the supply chain varies during titanium business cycles. Early in the titanium cycle, the demand for titanium melted and mill products begins to increase the externally produced scrap requirements for titanium manufacturers. This demand precedes the increase in scrap generation by downstream customers and the supply chain. The reduced availability of scrap at this stage of the cycle places upward pressure on the market price of scrap. The opposite situation occurs when demand for titanium melted and mill products begins to decline, resulting in greater availability of scrap supply and downward pressure on the market price of scrap. During the middle of the cycle, scrap generation and consumption are in relative equilibrium, minimizing disruptions in supply or significant changes in the available supply and market price for scrap. Increasing or decreasing cycles tend to cause significant changes in both the supply and market price of scrap. These supply chain dynamics result in changes in selling prices for melted and mill products which generally tend to correspond with the changes in raw material costs.

All of our major competitors utilize scrap as a raw material in their titanium melt operations, and steel manufacturers also use titanium scrap as an alloy to produce interstitial-free steels, stainless steels and high-strength-low-alloy steels. Prices for most forms and grades of titanium scrap increased during the last quarter of 2009 and the first three quarters of 2010, as both the steel and titanium markets began to recover from the global recession which impacted demand throughout most of 2009. During late 2010, prices stabilized somewhat, although we expect that strong demand will lead to further increases early in 2011.

Other - Various alloy additions used in the production of titanium products, such as vanadium and molybdenum, are also available from a number of suppliers. Consistent demand from steel manufacturers for vanadium and molybdenum resulted in stable costs for these alloys in 2010 at levels similar to those of the second half of 2009. We expect these cost trends to continue into 2011.

Customer agreements. We have long-term agreements (“LTAs”) with certain major customers, including, among others, The Boeing Company (“Boeing”), Rolls-Royce plc and its German and U.S. affiliates (“Rolls-Royce”), United Technologies Corporation (“UTC,” Pratt & Whitney and related companies), the Safran companies (“Safran,” Snecma and related companies), Wyman-Gordon Company (“Wyman-Gordon,” a unit of Precision Castparts Corporation (“PCC”)) and VALTIMET SAS. These agreements expire at various times through 2030, are subject to certain conditions and generally provide for (i) minimum market shares of the customers’ titanium requirements or firm annual volume commitments, (ii) formula-determined prices (including some elements based on market pricing) and (iii) price adjustments for certain raw material, labor and energy cost fluctuations. Generally, LTAs require our service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types. Certain provisions of these LTAs have been amended in the past and may be amended in the future to meet changing business conditions. Our 2010 sales revenues to customers under LTAs were 62% of our total sales revenues.

In certain events of nonperformance by us or the customer, an LTA may be terminated early. Although it is possible that some portion of the business would continue on a non-LTA basis, LTAs are designed to limit selling price volatility to the customer and to us, while providing us with a committed volume base throughout the titanium industry business cycles and certain mechanisms to adjust pricing for changes in certain cost elements. As a result, the termination or expiration without renewal of one or more of the LTAs could result in a material adverse effect on our business, results of operations, financial position or liquidity.

Markets and customer base. As discussed previously, we produce a wide range of melted and mill titanium products for our customers, and selling prices generally reflect raw material and other productions costs as well as reasonable profit margins. Selling prices are generally influenced by industry and global economic conditions. Products sold under certain LTAs with raw material indexed pricing adjustments, as well as our non-contract sales, were impacted by these factors.

The demand for our titanium products is global, and our global productive capabilities allow us to respond to our customers’ needs. The following table summarizes our sales revenue by geographical location:

	Year ended December 31,
	2008	2009	2010
	(Percentage of total sales revenue)

Sales revenue to customers within:
North America	59%	65%	64%
Europe	29%	27%	27%
Other	12%	8%	9%

Total	100%	100%	100%

Further information regarding our external sales, net income, long-lived assets and total assets can be found in our Consolidated Balance Sheets, Consolidated Statements of Income and Notes 6 and 18 to the Consolidated Financial Statements.

Our concentration of customers, primarily in commercial aerospace, may impact our overall exposure to credit and other risks because all of these customers may be similarly affected by the same economic or other conditions. The following table provides supplemental sales revenue information:

	Year ended December 31,
	2008	2009	2010
	(Percentage of total sales revenue)

Ten largest customers	49%	57%	54%

Significant customers:
PCC and PCC-related entities (1)	10%	15%	16%
Boeing	12%	17%	10%

Total LTAs	56%	64%	62%

Significant LTAs:
Rolls-Royce (1)	13%	13%	16%
Boeing	12%	17%	10%

(1)

PCC and PCC-related entities (primarily Wyman-Gordon) serve as suppliers to certain commercial aerospace manufacturers, including Rolls-Royce. Certain sales we make directly to PCC and PCC-related entities also count towards, and are reflected in, the table above as sales to Rolls-Royce under the Rolls-Royce LTA.

The following table provides supplemental sales revenue information by industry sector:

	Year ended December 31,
	2008	2009	2010
	(Percentage of total sales revenue)

Commercial aerospace	59%	60%	62%
Military	16%	20%	18%
Industrial and emerging markets	15%	11%	13%
Other titanium products	10%	9%	7%

Total	100%	100%	100%

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

Outside of commercial aerospace and military sectors, we manufacture a wide range of products for customers in the chemical process, oil and gas, consumer, sporting goods, healthcare, automotive and power generation sectors. Additionally, we sell certain other products such as titanium fabrications, titanium scrap and titanium tetrachloride. We will also continue to work with existing and potential customers to identify and develop new or improved applications for titanium that take advantage of its unique properties and qualities.

Our backlog was approximately $440 million at December 31, 2009 and $580 million at December 31, 2010. Over 90% of our 2010 year-end backlog is scheduled for shipment during 2011. Our order backlog may not be a reliable indicator of future business activity.

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

The Japanese government has raised the elimination or harmonization of tariffs on titanium products, including titanium sponge, for consideration in multi-lateral trade negotiations through the World Trade Organization (the so-called “Doha Round”). As part of the Doha Round, the United States has proposed the staged elimination of all industrial tariffs, including those on titanium. The Japanese government has specifically asked that titanium in all its forms be included in the tariff elimination program. We have urged that no change be made to these tariffs, either on wrought or unwrought products. Tariffs on titanium imported from other countries might also be eliminated pursuant to bilateral and/or multilateral free trade agreements that are currently the subject of ongoing negotiations to which the U.S. government is a party.

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

The Specialty Metals Law, 10 U.S.C. 2533b, provides that, subject to various exceptions, the Department of Defense (“DoD”) may not procure certain defense articles (aircraft, missiles, spacecraft, ships, tanks, weapons and ammunition) containing specialty metals, including titanium, unless those defense articles are manufactured with specialty metals melted or produced in the United States. In 2009, the DoD adopted regulations regarding the implementation of this specialty metals law that may reduce its effectiveness. We will continue to resist attempts to undermine this specialty metals law. A weakening in the enforcement of this specialty metals law could increase foreign competition for sales of titanium for defense products, adversely affecting our business, results of operations, financial position or liquidity.

Research and development. Our research and development activities are directed toward expanding the use of titanium and titanium alloys in all market sectors. Key research activities include the development of new alloys, development of technology required to enhance the performance of our products in the traditional industrial and aerospace markets and applications development for emerging markets. In addition, we continue to work in partnership with the United States Defense Advanced Research Projects Agency (“DARPA”) and others to explore means to reduce the cost of titanium production. The work with DARPA complements our research, development and exploration of innovative technologies and improvements to the existing processes such as Vacuum Distillation of sponge and Vacuum Arc Remelting processes. We conduct the majority of our research and development activities at our Henderson Technical Laboratory, with additional activities at our Witton, England facility. We incurred research and development costs of $4.3 million in 2008, $7.8 million in 2009 and $6.7 million in 2010.

Patents and trademarks. We hold U.S. and non-U.S. patents applicable to certain of our titanium alloys and manufacturing technology, which expire at various times from 2011 through 2026 and we have certain other patent applications pending. We continually seek patent protection with respect to our technology base and have occasionally entered into cross-licensing arrangements with third parties. However, the majority of our titanium alloys and manufacturing technologies do not benefit from patent protection. We believe the trademarks TIMET® and TIMETAL®, which are protected by registration in the U.S. and other countries, are important to our business.

Employees. Our employee headcount varies due to the cyclical nature of the aerospace industry and its impact on our business. Our employee headcount includes both our full and part-time employees. The following table shows our approximate employee headcount at the end of the past 3 years:

	Employees at December 31,
	2008	2009	2010
U.S.	1,775	1,455	1,605
Europe	895	750	780

Total	2,670	2,205	2,385

Our production and maintenance workers in Henderson and our production, maintenance, clerical and technical workers in Toronto, Ohio (approximately half of our total U.S. employees) are represented by the United Steelworkers of America under contracts expiring in January 2014 and June 2011, respectively. Employees at our other U.S. facilities are not covered by collective bargaining agreements. A majority of the salaried and hourly employees at our European facilities are represented by various European labor unions. Our labor agreement with our U.K. managerial and professional employees expires in March 2011, and our labor agreement with our U.K. production and maintenance employees expires in December 2011. Our labor agreements with our French and Italian employees are renewed annually. We currently consider our employee relations to be good. However, it is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect our business, results of operations, financial position or liquidity.

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

Our policy is to maintain compliance in all material respects with applicable requirements of environmental and worker health and safety laws and strive to improve environmental, health and safety performance. We incurred capital expenditures related to health, safety and environmental compliance and improvement of approximately $2.1 million in 2008, $1.7 million in 2009 and $3.2 million in 2010.

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

As a result of Environmental Protection Agency (“EPA”) inspections, in April 2009 the EPA issued a Notice of Violation (“Notice”) to us alleging that we violated certain provisions of the Resource Conservation and Recovery Act and the Toxic Substances Control Act (“TSCA”) at our Henderson plant. We responded to the EPA and are currently in discussions with them concerning the nature and extent of required follow-up testing and potential remediation that may be required to address the allegations of non-compliance. During 2010, we submitted detailed proposals for testing that will provide information to assist us in determining the scope and method of any remediation that may be required under the Notice. In addition, we submitted proposals for work intended to resolve two of the alleged violations identified in the Notice.

In May 2010, the EPA notified us alleging two unrelated violations of the recordkeeping and reporting requirements of TSCA at our Henderson plant and also initiated an investigation of our Morgantown plant under these provisions of TSCA. In June 2010, with EPA approval, we conducted a voluntary self-audit of TSCA compliance at all of our U.S. facilities and disclosed the results of the self-audit to the EPA, including our findings with respect to areas of non-compliance.

As part of our continuing environmental assessment with respect to our plant site in Henderson, Nevada, in 2008 we completed and submitted to the Nevada Department of Environmental Protection (“NDEP”) a Remedial Alternative Study (“RAS”) with respect to the groundwater located beneath the plant site. The RAS, which was submitted pursuant to an existing agreement between the NDEP and us, addressed the presence of certain contaminants in the plant site groundwater that require remediation. The NDEP completed its review of the RAS and our proposed remedial alternatives, and the NDEP issued its record of decision in February 2009, which selected our preferred groundwater remedial alternative action plan. We commenced implementation of the plan in the fourth quarter of 2009. In connection with our implementation of the plan, we are undertaking soil remediation to address source areas associated with conveyance ditches previously used by several companies in the BMI complex, the cost of which is covered by insurance. See Note 16 to the Consolidated Financial Statements.

Related parties. At December 31, 2010, Contran Corporation and other entities or persons related to Harold C. Simmons held approximately 51.9% of our outstanding common stock. See Notes 1 and 15 to the Consolidated Financial Statements.

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

The cyclical nature of the commercial aerospace industry, which represents a significant portion of our business, creates uncertainty regarding our future profitability. In addition, adverse changes to, or interruptions in, our relationships with our major commercial aerospace customers could reduce our revenues and impact our profitability and liquidity. The commercial aerospace sector has a significant influence on titanium companies, particularly mill product producers. The cyclical nature of the commercial aerospace sector has been the principal driver of the fluctuations in the performance of most titanium product producers. Our business is more dependent on commercial aerospace demand than is the overall titanium industry. We shipped approximately 66% of our mill products to commercial aerospace customers in 2010, whereas we estimate approximately 48% of the overall titanium industry’s mill products were shipped to commercial aerospace customers in 2010. Our melted and mill product sales to commercial aerospace customers accounted for 59% of our total sales in 2008, 60% in 2009 and 62% in 2010. We estimate that 2011 industry mill product shipments into the commercial aerospace sector will be higher than 2010 levels. Events that could adversely affect the commercial aerospace sector, such as future terrorist attacks, world health crises, a general economic downturn or unforeseen reductions in orders from commercial airlines, could significantly decrease our results of operations, financial condition and liquidity. See “Business – Titanium industry – Commercial aerospace sector.”

Sales under LTAs with customers in the commercial aerospace sector accounted for approximately 37% of our 2010 total sales. These LTAs expire at various times beginning in 2011 through 2030. If we are unable to maintain our relationships with our major commercial aerospace customers, including Boeing, Rolls-Royce, Safran, UTC and Wyman-Gordon, under the LTAs we have with these customers, our sales could decrease substantially, negatively impacting our profitability. See “Business – Customer agreements” and “Business - Markets and customer base.

The titanium metals industry is highly competitive, and we may not be able to compete successfully. The global titanium markets in which we operate are highly competitive. Competition is based on a number of factors, such as price, product quality and service. Some of our competitors may be able to drive down market prices because their costs are lower than our costs. In addition, some of our competitors’ financial, technological and other resources may be greater than our resources, and such competitors may be better able to withstand changes in market conditions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Further, consolidation of our competitors or customers in any of the industries in which we compete may result in reduced demand for our products. In addition, producers of metal products, such as steel and aluminum, maintain forging, rolling and finishing facilities. Such facilities could be used or modified to process titanium mill products, which could lead to increased competition and decreased pricing for our titanium products. In addition, many factors, including excess capacity resulting from reduced demand in the titanium industry, work to intensify the price competition for available business at low points in the business cycle.

Our dependence upon certain critical raw materials that are subject to price and availability fluctuations could lead to increased costs or delays in the manufacture and sale of our products. We rely on a limited number of suppliers around the world, and principally on those located in Australia and South Africa, for our supply of titanium-containing rutile ore, one of the primary raw materials used in the production of titanium sponge. While chlorine, another of the primary raw materials used in the production of titanium sponge, is generally widely available, we currently obtain our chlorine from a single supplier near our sponge plant in Henderson. Also, we cannot supply all our needs for all grades of titanium sponge and scrap internally and are therefore dependent on third parties for a substantial portion of our raw material requirements. All of our major competitors utilize sponge and scrap as raw materials in their melt operations. Titanium scrap is also used in certain steel-making operations, and demand for these steel products, especially from China, also influences demand for titanium scrap. Purchase prices and availability of these critical materials are subject to volatility. At any given time, we may be unable to obtain an adequate supply of these critical materials on a timely basis, on price and other terms acceptable to us, or at all. To help stabilize our supply of titanium sponge, we have entered into LTAs with certain sponge suppliers that contain fixed annual supply obligations. These LTAs contain minimum annual purchase requirements and, in certain cases, include take-or-pay provisions which require us to pay penalties if we do not meet the minimum annual purchase requirements. See “Business – Products and Operations – Raw materials,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual commitments” and Note 16 to the Consolidated Financial Statements.

Although overall inflationary trends in recent years have been moderate, during the same period certain critical raw material costs in our industry, including titanium sponge and scrap, have been volatile. While we are able to mitigate some of the adverse impact of fluctuating raw material costs through LTAs with suppliers and customers, rapid increases in raw material costs may adversely affect our results of operations and liquidity.

We may be forced to decrease prices or may not be able to implement price increases. We change prices on certain of our products from time-to-time. Prices for our products are dependent on market conditions, economic factors, raw material costs and availability, competitive factors, operating costs and other factors, some of which are beyond our control. Pricing under our LTAs, which were designed in part to limit price volatility to our customers and us, are generally revised on an annual basis, while changes in our raw material and other operating costs can occur throughout the year. These factors may require us to reduce the prices we charge our customers, or they may limit our ability to implement price increases. In some instances, we may realize cost savings in connection with the price reductions, but the cost savings may lag behind price reductions due to long manufacturing lead times and the terms of existing contracts, or the cost savings may not fully offset the impact of the price reductions. In other instances, cost increases may precede the time at which we are able to implement a price increase, or the price increase may not fully offset the impact of the cost increases. These factors have had in the past, and may have in the future, an adverse impact on our revenues, operating results, financial condition and liquidity.

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

Because we are subject to environmental and worker safety laws and regulations, we may be required to remediate the environmental effects of our operations or take steps to modify our operations to comply with these laws and regulations, the costs of which could reduce our profitability. Various federal, state, local and foreign environmental and worker safety laws and regulations govern our operations. Throughout the history of our operations, we have used and manufactured, and currently use and manufacture, substantial quantities of substances that are considered hazardous, extremely hazardous or toxic under environmental and worker safety and health laws and regulations. Although we have substantial controls and procedures designed to reduce the risk of environmental, health and safety issues, we could incur substantial cleanup costs, fines and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws or non-compliance with environmental permits required at our facilities. In addition, government environmental requirements or the enforcement thereof may become more stringent in the future. Some or all of these risks may result in liabilities that could reduce our profitability.

Reductions in, or the complete elimination of, any or all tariffs on imported titanium products into the United States could lead to increased imports of foreign sponge, ingot, slab and mill products into the U.S. and an increase in the amount of such products on the market generally, which could decrease pricing for our products. In the U.S. titanium market, the increasing presence of foreign participants has become a significant competitive factor, and, imports of titanium sponge, ingot and mill products, principally from Russia and Kazakhstan, have had a significant competitive impact on the U.S. titanium industry.

Generally, imports of titanium products into the U.S. are subject to a 15% “normal trade relations” tariff. For tariff purposes, titanium products are broadly classified as either wrought (billet, bar, sheet, strip, plate and tubing) or unwrought (sponge, ingot and slab). From time-to-time, the U.S. government has granted preferential trade status to certain titanium products imported from particular countries (notably wrought titanium products from Russia, which carried no U.S. import duties from approximately 1993 until 2004). It is possible that such preferential status could be granted again in the future, and we may not be successful in resisting efforts to eliminate duties or tariffs on titanium products. See trade and tariff discussion in “Business – Competition.”

We may be unable to reach or maintain satisfactory collective bargaining agreements with unions representing a significant portion of our employees. Our production and maintenance workers in Henderson and our production, maintenance, clerical and technical workers in Toronto, are represented by the United Steelworkers of America under contracts expiring in January 2014 and June 2011, for the respective locations. A majority of the salaried and hourly employees at our European facilities are represented by various European labor unions. Our labor agreement with our managerial and professional U.K. employees expires in March 2011, and our labor agreement with our U.K. production and maintenance employees expires in December 2011. The agreements with our French and Italian employees are renewed annually. A prolonged labor dispute or work stoppage at our major production facilities could materially impact our operating results. We may not succeed in concluding collective bargaining agreements with the unions on terms acceptable to us or maintaining satisfactory relations under existing collective bargaining agreements. If our employees were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations or higher ongoing labor costs.

Global climate change legislation could negatively impact our financial results or limit our ability to operate our business. We operate production facilities in several countries, and we believe all of our worldwide production facilities are in substantial compliance with applicable environmental laws. In many of the countries in which we operate, legislation has been passed, or proposed legislation is being considered, to limit green house gases through various means, including emissions permits and/or energy taxes. In several of our production facilities, we consume large amounts of energy, including electricity and natural gas. The permit system currently in effect in the various countries in which we operate has not had a material adverse effect on our financial results. However, if green house gas legislation were to be enacted in one or more countries, it could negatively impact our future results of operations through increased costs of production, particularly as it relates to our energy requirements. If such increased costs of production were to materialize, we may be unable to pass price increases onto our customers to compensate for those costs, which may decrease our liquidity, operating income and results of operations.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2:	PROPERTIES

Set forth below is a listing of our major production facilities. In addition to our U.S. sponge capacity discussed below, our worldwide melting capacity aggregates approximately 68,450 metric tons (estimated 19% of worldwide annual practical capacity) as of December 31, 2010, and our mill product capacity aggregates approximately 27,700 metric tons (estimated 15% of worldwide annual practical capacity) as of December 31, 2010. Of our worldwide melting capacity, 46% is represented by EB melting furnaces, 53% by vacuum arc remelting (“VAR”) furnaces and 1% by a vacuum induction melting (“VIM”) furnace.

		December 31, 2010 Annual Practical Capacity (3)
Manufacturing Location	Products Manufactured	Sponge	Melted Products	Mill Products
			(metric tons)
Henderson, Nevada (1)	Sponge, Ingot	12,600	12,250	—
Morgantown, Pennsylvania (1)	Slab, Ingot	—	40,700	—
Toronto, Ohio (1)	Billet, Bar, Plate, Sheet, Strip	—	—	15,000
Vallejo, California (2)	Ingot (including non- titanium superalloys)	—	1,600	—
Ugine, France (2) (4)	Ingot, Billet	—	3,200	2,600
Waunarlwydd, Wales(1)	Bar, Plate, Sheet	—	—	3,100
Witton, England (2)	Ingot, Billet, Bar	—	10,700	7,000

(1)	Owned facility.
(2)	Leased facility.
(3)	Practical capacities are variable based on product mix and in some cases are not additive. These capacities are as of December 31, 2010.
(4)	Practical capacities are based on the approximate maximum equivalent product that CEZUS is contractually obligated to provide.

During the past three years, our major production facilities have operated at varying levels of practical capacity. Overall our plants operated at 81% of our practical capacity in 2008, 47% in 2009 and 60% in 2010, with our melting operations at 61% utilization and our mill product operations at 60% utilization during 2010. While practical capacity and utilization measures can vary significantly based upon the mix of products produced, we anticipate operating our plants at increased production levels in 2011.

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

Under various conversion services agreements with third-party vendors, we have access to a dedicated annual capacity at certain of our vendors’ facilities. Our access to outside conversion services includes dedicated annual rolling capacity of at least 4,500 metric tons until 2026, with the option to increase the output capacity to 9,000 metric tons. Additionally, we have access to dedicated annual forging capacity of 8,900 metric tons through at least 2019. These agreements provide us with long-term secure sources for processing round and flat products, resulting in a significant increase in our existing mill product conversion capabilities, which allows us to assure our customers of our long-term ability to meet their needs.

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

From time to time, we are involved in litigation relating to our business. See Note 16 to the Consolidated Financial Statements.

ITEM 4:	RESERVED

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (symbol: TIE). The high and low sales prices for our common stock during 2009, 2010 and the first two months of 2011 are set forth below. All prices (as well as all share numbers referenced herein) have been adjusted to reflect previously affected stock splits.

	High	Low
Year ended December 31, 2009:
First quarter	$9.89	$4.04
Second quarter	$11.52	$5.25
Third quarter	$10.63	$7.34
Fourth quarter	$13.18	$8.39
Year ended December 31, 2010:
First quarter	$17.39	$10.54
Second quarter	$21.29	$13.80
Third quarter	$22.93	$16.87
Fourth quarter	$21.10	$16.60
January 1, 2011 to February 18, 2011	$20.69	$16.51

On February 18, 2011, the closing price of TIMET common stock was $20.14 per share, and there were approximately 2,130 stockholders of record of TIMET common stock.

Our Series A Preferred Stock is not mandatorily redeemable but is redeemable at our option. Holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends at the rate of 6.75% of the $50 per share liquidation preference per annum per share (equivalent to $3.375 per annum per share), when, as and if declared by our board of directors. Whether or not declared, cumulative dividends on Series A Preferred Stock are deducted from net income to arrive at net income attributable to common stockholders. Prior to 2008, an aggregate of 1.6 million shares of our Series A Preferred Stock were converted into 21.3 million shares of our common stock, and a nominal number of our Series A Preferred shares were converted into a nominal number of shares of our common stock in 2008. No Series A Preferred Stock was converted during 2009. During 2010, 0.1 million shares of our Series A Preferred Stock were converted into 0.8 million shares of our common stock. As a result of these conversions, a nominal number of shares of Series A Preferred Stock remain outstanding as of December 31, 2009 and 2010.

We paid an aggregate of $54.5 million, or $0.30 per common share, in dividends on our common stock during 2008. In February 2009, our board of directors suspended our quarterly common stock dividend after considering the current economic and financial environment. Declaration and payment of future dividends on our common stock, and the amount thereof, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our business, contractual requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount and timing of future dividends which we might pay. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Future Cash Requirements.”

Prior to 2008, our board of directors authorized the repurchase of up to $100 million of our common stock in open market transactions or in privately negotiated transactions, with any repurchased shares to be retired and cancelled. To date, we have purchased 4.0 million shares of our common stock under this repurchase program in open market transactions for an aggregate purchase price of $55.1 million, leaving $44.9 million available for future purchases under our board of directors’ authorization. None of these purchases occurred during the fourth quarter of 2010. All shares acquired under this repurchase program have been cancelled.

Performance graph. Set forth below is a line graph comparing, for the period December 31, 2005 through December 31, 2010, the cumulative total stockholder return on our common stock against the cumulative total return of (a) the S&P Composite 500 Stock Index and (b) a self-selected peer group, comprised solely of RTI International Metals, Inc. (NYSE: RTI), our principal U.S. competitor with significant operations primarily in the titanium metals industry for which meaningful stockholder return information is available. The graph shows the value at December 31 of each year, assuming an original investment of $100 in each and reinvestment of cash dividends and other distributions to stockholders.

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

Equity compensation plan information. We have certain equity compensation plans, all of which were approved by our stockholders, which provide for the discretionary grant to our employees and directors of, among other things, options to purchase our common stock and stock awards. As of December 31, 2008, there were a nominal number of options under all such plans to purchase shares of our common stock, all of which were exercised on or before February 23, 2009. We issued a nominal number of unrestricted common shares to each of our directors during 2008, 2009 and 2010, and awards representing an aggregate total of up to 0.5 million common shares were available for future grant or issuance under the plans. See Note 10 to the Consolidated Financial Statements.

ITEM 6:	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with our Consolidated Financial Statements and Item 7 – MD&A:

	Year ended December 31,
	2006	2007	2008	2009	2010
	($ in millions, except per share and product shipment data)
STATEMENT OF INCOME DATA:
Net sales	$1,183.2	$1,278.9	$1,151.5	$774.0	$857.2
Gross margin	436.1	447.4	287.7	113.3	178.8
Operating income	382.8	372.0	219.7	54.9	120.8
Net income	290.0	276.7	168.2	35.8	82.9
Net income attributable to TIMET common stockholders	274.5	263.1	162.2	34.3	80.6
Earnings per share attributable to TIMET stockholders:
Basic	$1.77	$1.62	$0.89	$0.19	$0.45
Diluted	1.53	1.46	0.89	0.19	0.45
Dividends per common share	—	0.075	0.30	—	—

BALANCE SHEET DATA:
Cash and cash equivalents	$29.4	$90.0	$45.0	$169.4	$283.4
Total assets	1,216.9	1,419.9	1,367.7	1,378.6	1,498.0
Capital lease obligation	0.7	0.5	0.2	0.1	0.1
TIMET stockholders’ equity	878.9	1,132.7	1,079.6	1,107.0	1,209.9

Total equity	900.2	1,156.6	1,100.3	1,124.1	1,225.7

CASH FLOW DATA:
Cash flows provided by (used in):
Operating activities	$79.1	$192.1	$197.6	$206.8	$121.4
Investing activities	(26.5)	(108.2)	(142.6)	(64.1)	0.5
Financing activities	(42.5)	(24.5)	(97.7)	(20.3)	(6.3)

Net cash provided (used)	$10.1	$59.4	$(42.7)	$122.4	$115.6

Melted product shipments:
Volume (metric tons)	5,900	4,720	3,850	2,750	5,220
Average selling price (per kilogram)	$38.30	$40.65	$30.00	$25.10	$20.60

Mill product shipments:
Volume (metric tons)	14,160	14,230	15,050	11,425	12,790
Average selling price (per kilogram)	$57.85	$66.90	$60.70	$55.60	$53.55

Order backlog at December 31 (1)	$1,125	$1,000	$695	$440	$580
Capital expenditures	$100.9	$100.9	$121.3	$33.0	$23.6

(1)	Order backlog is defined as unfilled purchase orders (including those under consignment arrangements), which are generally subject to deferral or cancellation by the customer under certain conditions.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

General overview. We are a vertically integrated producer of titanium sponge, melted products and a variety of mill products for commercial aerospace, military, industrial and other applications. We are one of the world’s leading producers of titanium melted products (ingot, electrode and slab) and mill products (billet, bar, plate, sheet and strip). We are the only producer with major titanium production facilities in both the United States and Europe, the world’s principal markets for titanium. We are currently the largest U.S. producer of titanium sponge, a key raw material.

We sell our titanium melted and mill products into four worldwide market sectors. Aggregate volumes for titanium mill products were shipped into the following sectors in 2010:

	TIMET		Titanium Industry (1)
	Mill product shipments	% of total	Mill product shipments	% of total
	(Metric tons)		(Metric tons)

Commercial aerospace	8,375	66%	39,800	48%
Military	2,350	18%	5,500	6%
Industrial	1,675	13%	35,500	43%
Emerging markets	390	3%	2,300	3%

	12,790	100%	83,100	100%

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

Impairment of marketable securities. We evaluate our investments whenever events or conditions occur to indicate that the fair value of such investments has declined below their carrying amounts. If the carrying amount for an investment declines below its historical cost basis, we evaluate all available positive and negative evidence including, but not limited to, the extent and duration of the impairment, business prospects for the investee and our intent and ability to hold the investment for a reasonable period of time sufficient for the recovery of fair value. If we conclude the decline in fair value is other than temporary, the carrying amount of the investment is written down to fair value.

Impairment of long-lived assets. Generally, when events or changes in circumstances indicate the carrying amount of our long-lived property and equipment may not be recoverable, we undertake an evaluation of the assets or asset group. Such events or changes in circumstances include a current period operating or cash flow loss associated with the long-lived asset combined with a history and/or future forecast of operating or cash flow losses (whether resulting from decreased demand or otherwise), a sustained period of time during which the operating results of the long-lived asset were below expectations, a current expectation that it was more likely than not that the long-lived asset would be sold or otherwise disposed before the end of its previously-estimated useful life, a significant adverse change in the manner in which the long-lived asset was being used or a significant decrease in the market price for the long-lived asset. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated using discounted expected future cash flows or appraised values. All relevant factors are considered in determining whether an impairment exists. We did not evaluate any material long-lived assets for impairment during 2008, 2009 or 2010 because no such impairment indicators were present.

Income taxes. We recognize deferred taxes for future tax effects of temporary differences between financial and income tax reporting. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a deferred income tax asset valuation allowance, it is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future. If such changes take place, there is a risk that an adjustment to our deferred income tax asset valuation allowance may be required that would either increase or decrease, as applicable, our reported net income in the period such change in estimate was made. For example, we have net operating loss carryforwards in the United Kingdom (the equivalent of $43.7 million at December 31, 2010). At December 31, 2010, we concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of these carryforwards, it is possible we might conclude the benefit of the carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

At the end of each reporting period, we also evaluate whether some or all of the undistributed earnings of our foreign subsidiaries are permanently reinvested (as that term is defined in generally accepted accounting principles). While we may have concluded in the past that some undistributed earnings are permanently reinvested, facts and circumstances can change in the future, such as a change in the expectation regarding the capital needs of our foreign subsidiaries, which could result in a conclusion that some or all of the undistributed earnings are no longer permanently reinvested. If our prior conclusions change, we would recognize a deferred income tax liability in an amount equal to the estimated incremental U.S. income tax and withholding tax liability that would be generated if all of such previously-considered permanently reinvested undistributed earnings were distributed to us. We did not change our conclusions on our undistributed foreign earnings in 2010.

We record reserves for uncertain tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities. From time to time, tax authorities will examine certain of our income tax returns. Tax authorities may interpret tax regulations differently than we do. Judgments and estimates made at a point in time may change based on the outcome of tax audits and changes to or further interpretations of regulations, thereby resulting in an increase or decrease in the amount we are required to accrue for uncertain tax positions (and therefore a decrease or increase in our reported net income in the period of such change). Our reserve for uncertain tax positions changed during 2010. See “Results of Operations – Income taxes” for discussion of our analysis of our deferred income tax valuation allowances and Note 13 to the Consolidated Financial Statements for a discussion of our uncertain tax positions.

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

RESULTS OF OPERATIONS

Comparison of 2010 to 2009

Summarized financial information. The following table summarizes certain information regarding our results of operations for the years ended December 31, 2009 and 2010. Our reported average selling prices reflect actual selling prices after the effects of currency exchange rates, customer and product mix and other related factors throughout the periods presented.

	For the year ended December 31,
	2009	% of total net sales	2010	% of total net sales
	(In millions, except product shipment data)
Net sales:
Melted products	$69.0	9%	$107.5	12%
Mill products	635.2	82%	684.9	80%
Other titanium products	69.8	9%	64.8	8%

Total net sales	774.0	100%	857.2	100%

Cost of sales	660.7	85%	678.4	79%

Gross margin	113.3	15%	178.8	21%

Selling, general, administrative and development expense	60.4	8%	56.6	7%
Other income (expense), net	2.0	—	(1.4)	—

Operating income	$54.9	7%	$120.8	14%

Melted product shipments:
Volume (metric tons)	2,750		5,220
Average selling price (per kilogram)	$25.10		$20.60

Mill product shipments:
Volume (metric tons)	11,425		12,790
Average selling price (per kilogram)	$55.60		$53.55

Net sales. Our net sales were $857.2 million for 2010 compared to net sales of $774.0 million for 2009. The 11% increase in net sales was principally the result of increased volumes, partially offset by lower average selling prices during 2010. Product shipment volume increased 90% for melted products and 12% for mill products from 2009 to 2010, due to improved demand for certain titanium products within the commercial aerospace sector as manufacturing activity and inventory levels within the supply chain continued to recover. Average selling prices decreased 18% for melted products and 4% for mill products from 2009 to 2010, primarily driven by pricing adjustments under long-term customer agreements, lower spot market prices for our products and the relative mix of products sold during the period.

Gross margin. For 2010, our gross margin was $178.8 million as compared to $113.3 million for 2009, primarily reflecting a higher gross margin percentage relative to net sales. Our improved profitability reflects lower cost raw materials, principally titanium sponge and scrap, and the benefit of higher utilization of our production capacity, partially offset by lower average selling prices. Increased production rates throughout our major manufacturing operations during 2010 resulted in lower unabsorbed fixed overhead costs of $8.8 million as compared to $23.4 million in 2009.

Operating income. Our operating income for 2010 was $120.8 million compared to $54.9 million during 2009, which was primarily the result of higher gross margin.

Income taxes. Our effective income tax rate was 34% in 2010 compared to 37% in 2009. We operate in multiple tax jurisdictions, and as a result, the geographic mix of our pre-tax income or loss can impact our overall effective tax rate. Our effective rate in 2010 was lower than the U.S. statutory rate primarily due to the net effects of (i) the positive impact of a portion of earnings being generated in lower tax rate jurisdictions, (ii) the negative impact of certain U.K. tax legislation which was enacted in 2009 and became effective in 2010 and (iii) the positive impact of the domestic production activities deduction. Our effective income tax rate in 2009 was higher than the U.S. statutory rate primarily due to the net effects of lower earnings, changes in foreign tax law that caused us to revise our judgments regarding our ability to utilize certain foreign tax attributes and incremental taxes on foreign earnings. See Note 13 to our Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense. Some of the more significant items impacting this reconciliation are summarized below.

Our income tax expense in 2010 includes:

•	An income tax benefit of $2.6 million related to the domestic production activities deduction and related increase in the allowable percentage for 2010.

Our income tax expense in 2009 includes:

•	An income tax benefit of $5.4 million related to an internal reorganization we implemented in the second quarter of 2007; and

•	An income tax expense of $3.0 million related to an increase in our reserve for uncertain tax positions.

Comparison of 2009 to 2008

Summarized financial information. The following table summarizes certain information regarding our results of operations for the years ended December 31, 2008 and 2009. Our reported average selling prices reflect actual selling prices after the effects of currency exchange rates, customer and product mix and other related factors throughout the periods presented.

	For the year ended December 31,
	2008	% of total net sales	2009	% of total net sales
	(In millions, except product shipment data)
Net sales:
Melted products	$115.5	10%	$69.0	9%
Mill products	913.5	79%	635.2	82%
Other titanium products	122.5	11%	69.8	9%

Total net sales	1,151.5	100%	774.0	100%

Cost of sales	863.8	75%	660.7	85%

Gross margin	287.7	25%	113.3	15%

Selling, general, administrative and development expense	66.5	6%	60.4	8%
Other (expense) income, net	(1.5)	—	2.0	—

Operating income	$219.7	19%	$54.9	7%

Melted product shipments:
Volume (metric tons)	3,850		2,750
Average selling price (per kilogram)	$30.00		$25.10

Mill product shipments:
Volume (metric tons)	15,050		11,425
Average selling price (per kilogram)	$60.70		$55.60

Net sales. Our net sales were $774.0 million for 2009 compared to net sales of $1,151.5 million for 2008. The 33% decrease in net sales was principally the result of reduced volumes and, to a lesser extent, lower average selling prices in 2009 compared to 2008. Product shipment volumes decreased 29% for melted products and 24% for mill products from 2008 to 2009, as overall titanium demand declined due to the weak global economy throughout most of 2009 and the effects of production delays within the commercial aerospace sector during 2009. Additionally, as a result of these production delays, we believe many of our customers implemented strategies to reduce excess inventories and to maximize operating cash flows. Average selling prices decreased 16% for melted products and 8% for mill products over these same periods due to competitive pricing pressures resulting from lower demand for titanium products and a decline in raw material costs, primarily titanium scrap. The decline in raw material costs contributed to lower selling prices for certain products under long-term customer agreements, in part due to raw material indexed pricing adjustments included in certain of these agreements.

Gross margin. For 2009, our gross margin was $113.3 million as compared to $287.7 million for 2008, primarily reflecting the effects of lower volumes and average selling prices for our melted and mill products. Due to low utilization of our production capacity, the favorable impacts on our gross margin from declining raw material costs, primarily titanium scrap, were largely offset by higher per-unit overhead costs. In addition, abnormally low production throughout our major manufacturing operations resulted in unabsorbed fixed overhead costs of $23.4 million for 2009.

Operating income. Our operating income for 2009 was $54.9 million compared to $219.7 million during 2008 primarily reflecting the decline in gross margin.

Net other non-operating income and expense. During 2009, we recognized other non-operating income of $2.4 million. During 2008, we recognized other non-operating income of $19.4 million consisting primarily of $9.9 million in foreign currency gains as the dollar strengthened against the pound sterling and the euro in the second half of 2008 and a $6.7 million gain on sale of an investment discussed in Note 12 to the Consolidated Financial Statements.

Income taxes. Our effective income tax rate was 37% in 2009 compared to 29% in 2008. Our effective income tax rate for 2009 was higher than the U.S. statutory rate, primarily due to the net effects of lower earnings, changes in foreign tax law that caused us to revise our judgments regarding our ability to utilize certain foreign tax attributes and incremental taxes on foreign earnings. We operate in multiple tax jurisdictions, and as a result, the geographic mix of our pre-tax income or loss can impact our overall effective tax rate. Our effective income tax rate in the 2008 period was lower than the U.S. statutory rate due to the implementation of an internal corporate reorganization prior to 2008. See Note 13 to the Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense. Some of the more significant items impacting this reconciliation are summarized below.

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

European operations

We have substantial operations located in the United Kingdom, France and Italy. Approximately 34% of our sales originated in Europe for 2010, a portion of which were denominated in foreign currency, principally the British pound sterling or the euro. Certain raw material costs, principally purchases of titanium sponge and alloys for our European operations, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of our European subsidiaries are those of their respective countries. Our European operations may incur borrowings denominated in U.S. dollars or in their respective functional currencies. Our export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations. We do not use currency contracts to hedge our currency exposures.

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

As the U.S. dollar strengthened versus the British pound and the euro in 2009 compared to 2008 and remained relatively neutral to the British pound but strengthened versus the euro in 2010 compared to 2009, fluctuations in foreign currency exchange rates had the following effects on our sales and operating income:

	2009 versus 2008	2010 versus 2009
	(In millions)

Increase (decrease) in:
Net sales	$(38.4)	$(4.0)
Operating income	1.1	(0.8)

Outlook

Demand for our products has consistently improved throughout 2010 as customers, particularly in the commercial aerospace supply chain, right sized their inventory levels and prepared for increased output in 2011 and beyond. Our 2010 results reflect these improved industry conditions which we expect to continue through 2011. Increases in our sales volumes for melted and mill products of 90% and 12%, respectively, together with our ongoing focus on cost control and manufacturing efficiency, contributed to the 120% increase in operating income for 2010.

The improvement in customer order trends that we experienced during 2010 has continued into 2011. Our sales order backlog at the close of the year was 32% higher than a year ago. The combined effects of announced increases in build rates for certain commercial aircraft, together with the continued ramp up of next generation aircraft, contribute to the increasing demand trends that we expect for the year ahead. We believe that the rate of increase in demand is likely to continue, fueled by the combined effects of recovery in commercial and military aircraft sales, as well as anticipated growth in industrial markets. We believe our focus on titanium metals and specialty titanium alloys for the aerospace industry, especially for jet engine applications, continues to provide us with a competitive advantage in light of the favorable long-term outlook for aerospace. Based on such factors, we currently expect overall volume growth for 2011 to be comparable with 2010, with our production rates increasing accordingly. We anticipate our average selling prices and unit costs will remain relatively consistent with 2010, with some variability from product mix.

Despite recent setbacks in several new commercial and military aircraft programs, the development and production of new generation aircraft, which require a significantly higher percentage of titanium than earlier models, and a strong backlog signal that our industry could be entering the sustained growth period that various industry experts have forecasted. If the industry’s estimated timelines for fleet replacement and commercial aircraft production are met, including Boeing achieving its expected timeline for initial customer deliveries of the 787, we anticipate production rates throughout the commercial aerospace supply chain will continue to show improvement during the next year and accelerate over the next several years, which should positively affect our sales and operating results. In January 2011, The Airline Monitor, a leading aerospace publication, issued its semi-annual forecast for commercial aircraft deliveries. Aggregate annual deliveries of aircraft for Boeing and Airbus are expected to reach record numbers during each year from 2012 through 2015 (totaling at least 1,220 aircraft deliveries each year during the period). Even after the next expected peak in overall deliveries of Boeing and Airbus aircraft (forecasted at 1,310 units in 2014), the demand for titanium is expected to remain strong due to increased deliveries of twin-aisle aircraft and the increased production rates of next generation commercial aircraft, both of which require large amounts of titanium. Beyond 2014, projected aircraft deliveries remain strong as fuel efficiency and expansion of the global fleet in developing areas, such as Asia, the Middle East and South America, are expected to be key drivers of long-term demand.

We continue to enhance our ability to meet our current and prospective customers’ needs and strengthen our position as a reliable supplier in markets where technical ability and precision are critical. We have been successful over the last several years in establishing significant flexibility and cost advantages in our entire manufacturing process. Our fiscal discipline and industry experience have allowed us to manage our production rates and costs effectively while investing capital conservatively, maintain positive cash flows and a strong balance sheet, including $283.4 million of cash, and remain debt free as of December 31, 2010. We believe our financial strength, flexibility in raw material sourcing and production capabilities position us to take advantage of new opportunities to strengthen and expand our presence in key markets.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated cash flows for each of the past three years are presented below. The following should be read in conjunction with our Consolidated Financial Statements and notes thereto.

	Year ended December 31,
	2008	2009	2010
	(In millions)
Cash (used in) provided by:
Operating activities	$197.6	$206.8	$121.4
Investing activities	(142.6)	(64.1)	0.5
Financing activities	(97.7)	(20.3)	(6.3)

Net cash (used in) provided by operating, investing and financing activities	$(42.7)	$122.4	$115.6

Operating activities. Cash flow from operations is the primary source of our liquidity. Changes in pricing, production volume and customer demand, among other things, could significantly affect our liquidity. Cash provided by operating activities decreased $85.4 million, from $206.8 million in 2009 to $121.4 million in 2010. The net effects of the following significant items contributed to the overall decrease in cash provided by operating activities:

•	operating income increased by $65.9 million in 2010;

•

net cash used in operations resulting from changes in receivables, inventories, payables and accrued liabilities increased by $141.2 million in 2010 in response to changing working capital requirements to support increased production levels in response to our sales growth; and

•	net cash paid for income taxes increased by $5.8 million in 2010 primarily due to higher taxable income in 2010.

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

Relative changes in working capital can have significant effects on cash flows from operating activities. As shown below, our average days sales outstanding (“DSO”) increased from December 31, 2009 to December 31, 2010. The increase in our DSO was the result of the general mix of customers and the timing of collection of receivables, especially with respect to 2009.

As shown below, our average number of days sales in inventory (“DSI”) decreased from December 31, 2009 to December 31, 2010. The overall decrease in average DSI was the result of the timing of inventory purchases and our strong sales results during 2010 relative to the general economic outlook prevailing during 2009. Based on our sales order backlog and outlook for inventory purchases, we expect to deploy additional working capital to maintain appropriate inventory levels in 2011 in response to improving customer demand trends.

For comparative purposes, we have also provided average DSO and DSI for the comparative prior year periods in the table below:

	December 31, 2008	December 31, 2009	December 31, 2010

DSO	50 days	43 days	52 days

DSI	228 days	255 days	243 days

Investing activities. Our investing activities used cash of $142.6 million in 2008 and $64.1 million in 2009 and provided cash of $0.5 million in 2010. Our capital expenditures were $121.3 million during 2008, $33.0 million in 2009 and $23.6 million in 2010. Capital projects and other significant investing activities include the following:

•

During 2008, we had construction underway for the first and second phases of our EB melt capacity expansion at our facility in Morgantown and other capacity expansion projects in the U.S. and Europe. Capital spending in 2009 and 2010 was primarily limited to those projects required to properly maintain our equipment and facilities.

•	We purchased $26.4 million in marketable equity securities during 2008, $0.7 million during 2009 and $3.1 million during 2010.

•

We entered into an unsecured revolving credit facility with Contran Corporation during 2009, pursuant to which we loaned Contran an aggregate of $33.8 million during 2009 and collected an aggregate of $27.7 million during 2010.

•	We received principal payments on notes receivable from CompX International Inc. of $7.3 million in 2008, $0.5 million in 2009 and nil in 2010.

Financing activities. We had no net borrowing activity during 2008, 2009 and 2010. Other significant items included in our cash flows from financing activities included:

•

dividends paid on our common stock of $54.5 million in 2008 (in February 2009, our board of directors decided to suspend our quarterly dividend after considering the current economic and financial environment);

•	dividends paid to CEZUS of $6.8 million in 2008, $5.5 million in 2009 and $2.2 million in 2010; and

•	treasury stock purchases of $36.5 million during 2008, $14.7 million in 2009 and $3.9 million in 2010.

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

We routinely evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our alternative uses of capital, debt service requirements, the cost of debt and equity capital and estimated future operating cash flows. As a result of this process, we have in the past and may in the future, seek to raise additional capital, modify our common and preferred dividend policies, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of common stock, sell assets, or take a combination of such steps or other steps to increase or manage our liquidity and capital resources. In the normal course of business, we investigate, evaluate, discuss and engage in acquisition, joint venture, strategic relationship and other business combination opportunities in the titanium, specialty metal and other industries. In the event of any future acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring indebtedness.

We paid four quarterly cash dividends of $0.075 per share in 2008. In the first quarter of 2009, our board of directors decided to suspend our quarterly dividend after considering the economic and financial environment. We believe it is in our best interest to enhance our financial strength which will allow us to continue investing in our business and taking advantage of potential opportunities in our industry, including acquisitions, long-term partnering agreements or joint ventures, if and when such strategic opportunities arise. Additionally, we will have the flexibility to repurchase shares of our common stock under our previously announced repurchase programs without sacrificing our ability to pursue other opportunities in our industry. The declaration and payment of future dividends will be dependent upon the board’s consideration of our cash requirements, contractual commitments, including applicable credit facility covenants, strategic plans and other factors deemed relevant by our board of directors.

At December 31, 2010, we had aggregate cash and cash equivalents on hand of $283.4 million and borrowing availability under our existing U.S and European credit facilities of 219.3 million, including $172.2 million under our U.S. Facility. However, our U.S. Facility expired in February 2011, and based on our current and anticipated liquidity requirements, we do not currently plan to replace the U.S. Facility. Our U.K. credit facilities mature in August 2012. See Note 9 to the Consolidated Financial Statements. Based upon our expectations of our operating performance, the anticipated demands on our cash resources, borrowing availability under our European credit facilities of $47.1 million at December 31, 2010 and anticipated borrowing capacity after the maturity of these credit facilities, we expect to have sufficient liquidity to meet our obligations for the short-term (defined as the next twelve-month period) and our long-term obligations.

Repurchases of common stock. At February 18, 2011, we had approximately $44.9 million available for repurchase of our common stock under the authorizations described in Note 10 to the Consolidated Financial Statements.

Capital expenditures. We currently estimate we will invest a total of approximately $45 million to $55 million for capital expenditures during 2011. Our planned capital expenditures are concentrated in areas that allow us to properly maintain equipment and drive increased operating efficiencies. Capital spending for 2011 is expected to be funded by cash flows from operating activities or existing cash resources and available credit facilities.

We continue to evaluate additional opportunities to improve or augment productive assets including capital projects, acquisitions or other investments which, if consummated, any required funding would be provided by existing cash resources or borrowings under our European credit facilities.

Contractual commitments. As more fully described in Notes 15 and 16 to the Consolidated Financial Statements, we were a party to various agreements at December 31, 2010 that contractually commit us to pay certain amounts in the future.

The following table summarizes our contractual commitments that specify all significant terms, including pricing, quantity and date of payment:

	Payment Due Date
		2012/	2014/	2016 &
	2011	2013	2015	After	Total
	(In millions)

Operating leases	$6.3	$10.6	$7.6	$20.5	$45.0

Purchase obligations:
Raw materials (1)	204.7	143.5	128.4	387.1	863.7
Other (2)	48.6	39.0	26.3	29.2	143.1

Other contractual obligations (3)	12.6	—	—	—	12.6

	$272.2	$193.1	$162.3	$436.8	$1,064.4

(1)

These obligations generally relate to the purchase of titanium sponge pursuant to LTAs that expire at varying dates (as described in Item 1: Business) and various other commitments for the purchase of raw materials. Certain LTAs have annually negotiated prices and ranges of volumes, and we have assumed minimum required volumes and minimum or estimated prices, as deemed appropriate. Certain LTAs contain automatic renewal provisions; however, we have only included the purchase commitments associated with the initial terms of each LTA.

(2)

These obligations generally relate to contractual purchase obligations for conversion services, certain operating fees paid to CEZUS for use of a portion of its Ugine plant pursuant to an agreement expiring in 2015 (as described in Item 2: Properties), obligations for the purchase of energy and utilities and other commitments for the purchase of various goods and services, including equipment and operating supplies, which are primarily for delivery in 2011. These obligations are generally based on an average price and an assumed constant mix of services purchased, as appropriate.

(3)

These other obligations include income taxes payable and other contractual obligations recorded on our balance sheet as of December 31, 2010. Additionally, we have an obligation to Contran under an intercorporate services agreement (“ISA”) which will be recorded ratably over the 2011 service period. We expect to renew the ISA annually.

The above table does not reflect any amounts that we might pay to fund our defined benefit pension plans and OPEB plans, as the timing and amount of any such future funding are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and inflation rate assumptions. See Note 14 to the Consolidated Financial Statements and “Liquidity and Capital Resources - Defined benefit pension plans” and “Liquidity and Capital Resources - Postretirement benefit plans other than pensions.”

Off-balance sheet arrangements. We do not have any off-balance sheet financing agreements other than the outstanding letters of credit and operating leases discussed in Notes 9 and 16 to our Consolidated Financial Statements.

Recent accounting pronouncements. See Note 3 to the Consolidated Financial Statements.

Defined benefit pension plans. As of December 31, 2010, we maintain three defined benefit pension plans – one each in the U.S., the U.K. and France. The majority of the discussion below relates to the U.S. and U.K. plans, as the French plan is not material to our Consolidated Balance Sheets, Statements of Income or Statements of Cash Flows.

We recorded net consolidated pension expense of $2.0 million in 2008, $15.6 million in 2009 and $16.7 million in 2010. Pension expense for these periods was calculated based upon a number of actuarial assumptions, most significant of which are the discount rate and the expected long-term rate of return. Actual returns on plan assets during 2008 were significantly lower than our expected long-term rate of return for both the U.S. and U.K. plans, and the resulting actuarial losses were recorded as a component of accumulated other comprehensive income (“AOCI”) as of December 31, 2008. As these actuarial losses began amortizing during 2009, pension expense increased during 2009 as compared to 2008. Furthermore, our U.K. plan experienced an additional actuarial loss in 2009 primarily due to a decrease in our discount rate assumption and an increase in our inflation rate assumption, which further increased our pension expense in 2010 when this additional actuarial loss began to be amortized.

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

	Discount rates used for:
	Obligation at December 31, 2008 and expense in 2009	Obligation at December 31, 2009 and expense in 2010	Obligation at December 31, 2010 and expense in 2011
U.S. plan	5.75%	5.80%	5.35%
U.K. plan	6.20%	5.65%	5.60%

Lowering the discount rate assumption by 0.25% (from 5.80% to 5.55%) would have increased our U.S. plan’s 2010 pension expense by approximately $0.2 million, and lowering the discount rate assumption by 0.25% (from 5.65% to 5.40%) would have increased our U.K. plan’s 2010 pension expense by approximately $0.8 million.

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

We used the following inflation rate assumptions for our U.K. defined benefit pension plan:

	Inflation rates used for:
	Obligation at December 31, 2008 and expense in 2009	Obligation at December 31, 2009 and expense in 2010	Obligation at December 31, 2010 and expense in 2011
U.K. plan	2.60%	3.60%	3.45%

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

All of our U.S. plan’s assets are invested in the Combined Master Retirement Trust (“CMRT”). The CMRT is a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefit plans sponsored by Contran and related companies. However, our U.S. plan assets are invested only in the portion of the CMRT that does not hold our common stock. See Note 14 to the Consolidated Financial Statements.

The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons. Mr. Simmons is the sole trustee of the CMRT. The trustee of the CMRT, along with the CMRT’s investment committee, of which Mr. Simmons is a member, actively manages the investments of the CMRT. The trustee and investment committee periodically change the asset mix of the CMRT based upon, among other things, advice from third-party advisors and their respective expectations as to what asset mix will generate the greatest overall return. At December 31, 2010, our portion of the CMRT had an aggregate asset value of $57.3 million. During 2008, 2009 and 2010, the assumed long-term rate of return for our U.S. plan assets that were invested in the CMRT was 10%. In determining the appropriateness of the long-term rate of return assumption, we considered, among other things, the historical rates of return, the current and projected asset mix and the investment objectives of the CMRT’s managers for our portion of the CMRT. During the history of the CMRT from its inception in 1988 through December 31, 2010, the average annual rate of return earned by our portion of the CMRT, as calculated based on the average percentage change in the net asset value per unit for each applicable year, has been 12%.

All of our U.K. plan’s assets are invested in equity securities, fixed-income securities and cash or cash equivalents with a target asset allocation determined by an investment committee appointed by the plan’s trustee. As a result of market fluctuations experienced and the strategic movement toward our long-term funding and asset allocation strategies, actual asset allocation as of December 31, 2010 was 85% equity securities and 15% debt and other securities. Our future expected long-term rate of return on plan assets for our U.K. plan is based on our target asset allocation assumption of 80% equity securities and 20% fixed income securities. Based on various factors, including economic and market conditions, gains on the plan assets during each of the preceding years and projected asset mix, our assumed long-term rate of return for our pension expense was 6.65% for 2008, 6.80% for 2009 and 7.50% in 2010.

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

	Long-term rates of return used for pension expense for the year ended December 31:
	2009	2010	2011
U.S. plan	10.00%	10.00%	10.00%
U.K. plan	6.80%	7.50%	7.35%

Lowering the expected long-term rate of return on our U.S. plan’s assets by 0.5% (from 10.00% to 9.50%) would have increased 2010 pension expense by approximately $0.2 million, and lowering the expected long-term rate of return on our U.K. plan’s assets by 0.5% (from 7.50% to 7.00%) would have increased 2010 pension expense by approximately $0.7 million.

Based on an expected rate of return on plan assets of 10%, a discount rate of 5.35% and various other assumptions, we estimate that our U.S. plan will have pension expense of approximately $3.5 million in 2011 as compared to $5.7 million in 2010. A 0.25% increase or decrease in the discount rate would decrease or increase estimated pension expense by approximately $0.2 million in 2011, respectively. A 0.5% increase or decrease in the long-term rate of return would decrease or increase estimated pension expense by approximately $0.3 million in 2011, respectively. Pension expense for our U.S. plan will decrease in 2011 as compared to 2010, primarily as the result of a net actuarial gain recognized in AOCI as of December 31, 2010. Such net actuarial gain resulted from our actual rate of return on plan assets exceeding our expected rate of return during 2010 partially offset by the impact of lowering the discount rate from December 31, 2009 to December 31, 2010. Nominally higher expected return on assets will also reduce pension expense in 2011.

Based on an expected rate of return on plan assets of 7.35%, a discount rate of 5.60% and various other assumptions (including an exchange rate of $1.56/£1.00), we estimate that pension expense for our U.K. plan will approximate $8.1 million in 2011 compared to $10.8 million in 2010. A 0.25% increase or decrease in the discount rate would decrease or increase estimated pension expense by approximately $1.0 million in 2011, respectively. A 0.5% increase or decrease in the long-term rate of return would decrease or increase estimated pension expense by approximately $0.8 million in 2011, respectively. Pension expense for our U.K. plan will decrease in 2011 as compared to 2010, primarily for reasons similar to those discussed above regarding the expected decrease in pension expense for our U.S. plan in 2011 as well as changes to certain key assumptions, including a reduction in the expected inflation rate.

We made no cash contributions in 2008 and 2009 and $5.2 million in 2010 to our U.S. plan and $10.5 million in 2008, $8.5 million in 2009 and $7.2 million in 2010 to our U.K. plan. Based upon the current funded status of the plans and the actuarial assumptions being used for 2010, we believe that we will be required to make contributions of $4.4 million to our U.S. plan and $7.0 million to our U.K. plan in 2011.

The recent global economic downturn negatively impacted the performance of each plans’ assets during 2008, but the fair values of the plans’ assets recovered somewhat during 2009 and 2010. The fair value of the assets of the U.S. plan was $46.9 million at December 31, 2008, $48.1 at December 31, 2009 and $57.3 million at December 31, 2010, and the fair value of the assets of the U.K. plan was $114.9 million at December 31, 2008, $145.6 million at December 31, 2009 and $163.7 million at December 31, 2010.

The combination of actual investment returns, changing discount rates and changes in other assumptions has a significant effect on our funded plan status (plan assets compared to projected benefit obligations). Our U.S. plan was underfunded by $30.0 million as of December 31, 2008, and investment returns reduced the underfunded status to $29.0 million at December 31, 2009. The significant recovery to the global economic and financial markets increased investment returns which, together with our contributions, reduced the underfunded status of our U.S. plan to $21.5 million as of December 31, 2010. Our U.K. plan was underfunded by $46.2 million as of December 31, 2008, and several factors contributed to the net increase of the underfunded status to $90.6 million as of December 31, 2009, including (i) an increase from the affects of a weakening dollar versus the pound sterling, (ii) a net increase from the affects of changes to our key assumptions, including a decrease to the discount rate and an increase to the inflation rate partially offset by an increase to the long-term rate of return and (iii) a decrease from actual investment returns. The significant recovery to the global economic and financial markets increased investment returns which, together with a reduction to our inflation rate and a strengthening dollar versus the pound sterling, reduced the underfunded status of our U.K. plan to $62.2 million as of December 31, 2010.

Postretirement benefit plans other than pensions. We provide limited OPEB benefits to a portion of our U.S. employees upon retirement. We fund such OPEB benefits as they are incurred, net of any retiree contributions. We paid OPEB benefits, net of retiree contributions, of $1.3 million in each of 2008, 2009 and 2010.

We recorded consolidated OPEB expense of $2.9 million in 2008, $3.1 million in 2009 and $0.3 million in 2010. OPEB expense for these periods was calculated based upon a number of actuarial assumptions, most significant of which are the discount rate and the expected long-term health care trend rate. Beginning January 1, 2010, we amended the benefit formula and the funding methodology for the majority of our participants which significantly reduced the accumulated OPEB obligation, resulting in a gain recognized in AOCI as of December 31, 2009. As the favorable effect of the plan amendment began to be amortized during 2010, our OPEB expense decreased during 2010 as compared to 2009.

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

	Discount rates used for:
	Obligation at December 31, 2008 and expense in 2009	Obligation at December 31, 2009 and expense in 2010	Obligation at December 31, 2010 and expense in 2011
OPEB plan	5.75%	5.65%	5.20%

Lowering the discount rate assumption by 0.25% (from 5.65% to 5.40%) would have had a nominal impact on our 2010 OPEB expense. Based on the expected future cash flows for our OPEB plan, we selected a discount rate of 5.20% for our December 31, 2010 OPEB obligations and for our 2011 OPEB expense.

We estimate the expected long-term health care trend rate based upon input from specialists in this area, as provided by our actuaries. In estimating the health care trend rate, we consider industry trends, our actual healthcare cost experience and our future benefit structure. For 2010, we used a beginning health care trend rate of 8.50%. If the health care trend rate were increased or decreased by 1.0% for each year, OPEB expense for 2010 would have increased or decreased by approximately $0.3 million, respectively. Due to the plan amendments discussed above, we revised our health care trend assumptions. For our OPEB obligations as of December 31, 2010 and our 2011 OPEB expense, we are using a beginning health care trend rate of 8.0%, which is projected to be reduced to an ultimate rate of 4.5% in 2018.

Based on a discount rate of 5.20%, a health care trend rate as discussed above and various other assumptions, we estimate that OPEB expense will approximate $0.7 million in 2011 compared to $0.3 million in 2010. A 0.25% increase or decrease in the discount rate would have a nominal impact on estimated OPEB expense in 2011. A 1.0% increase or decrease in the health care trend rate for each year would increase or decrease the estimated service and interest cost components of OPEB expense by approximately $0.2 million in 2011, respectively. Based upon the actuarial assumptions being used in 2010, we believe we will be required to pay OPEB benefits of $1.3 million in 2011, net of retiree contributions. OPEB expense will increase in 2011 primarily as the result of the decreased discount rate assumption.

Environmental matters. See “Business – Regulatory and environmental matters” in Item 1 and Note 16 to the Consolidated Financial Statements for a discussion of environmental matters.

Affiliate transactions. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (i) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties, and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. We continuously consider, review and evaluate such transactions, and we understand that Contran and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future. See Notes 1 and 15 to the Consolidated Financial Statements for a discussion of certain related party transactions that we were a party to during 2008, 2009 and 2010.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rates. If we utilize our borrowing capacity in the future, we would be exposed to market risk from changes in interest rates related to indebtedness. We typically do not enter into interest rate swaps or other types of contracts in order to manage our interest rate market risk. We had no outstanding bank indebtedness at December 31, 2009 and 2010. Any borrowings accrue interest at variable rates, generally related to spreads over the lenders’ published base rates. Because our bank indebtedness reprices with changes in market interest rates, the carrying amount, if any, of such debt is believed to approximate fair value.

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

Commodity prices. We are exposed to market risk arising from changes in commodity prices as a result of our long-term purchase and supply agreements with certain suppliers and customers. These agreements, which offer various fixed or formula-determined pricing arrangements, effectively obligate us to bear (i) the risk of increased raw material and other costs to us that cannot be passed on to our customers through increased titanium product prices (in whole or in part) or (ii) the risk of decreasing raw material costs to our suppliers that are not passed on to us in the form of lower raw material prices. However, our ability to offset increased material costs improved in the last several years, as many of our LTAs now include price adjustments that take into account raw material, labor and energy cost fluctuations. We do not engage in commodity hedging programs.

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

Securities prices. As of December 31, 2009 and 2010, we held certain marketable securities that are exposed to market risk due to changes in prices of the securities. The aggregate market value of these equity securities was $20.6 million at December 31, 2009 and $38.1 million at December 31, 2010. The potential change in the aggregate market value of these securities, assuming a 10% change in prices, would have been $2.1 million at December 31, 2009 and $3.8 million at December 31, 2010. See Note 5 to the Consolidated Financial Statements.

Interest bearing notes receivable. We hold a note receivable from CompX with a principal amount of $42.5 million at December 31, 2009 and $43.1 million at December 31, 2010. Our note receivable accrues interest at variable rates, related to the spread over LIBOR. Because our note receivable reprices with changes in market interest rates, the carrying amount of such note receivable is believed to approximate fair value. See Notes 12 and 15 to the Consolidated Financial Statements.

We hold two notes receivable from Contran with a combined principal amount of $50.5 million at December 31, 2009 and $22.8 million at December 31, 2010. Our notes receivable accrue interest at variable rates, related to the prime rate, or in some cases, a specified spread under the prime rate. Because interest rates of our notes receivable reprice with changes in market interest rates, the carrying amount of such notes receivable are believed to approximate fair value. See Note 15 to the Consolidated Financial Statements.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained in a separate section of this Annual Report. See Index of Financial Statements on page F.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Bobby D. O’Brien, our Chief Executive Officer, and James W. Brown, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2010. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Management’s report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our evaluation of the effectiveness of our internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in internal control over financial reporting. There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications. Our chief executive officer is required to annually file a certification with the New York Stock Exchange (“NYSE”), certifying our compliance with the corporate governance listing standards of the NYSE. During 2010, our chief executive officer filed such annual certification with the NYSE, which was not qualified in any respect, indicating that he was not aware of any violations by us of the NYSE corporate governance listing standards. Our principal executive officer and principal financial officer are also required to, among other things, file quarterly certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act. Such certifications for the year ended December 31, 2010 have been filed as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

The information required by this Item is incorporated by reference to the Proxy Statement. See also Note 15 to the Consolidated Financial Statements.

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

(b) Exhibits

The items listed in the Exhibit Index are included as exhibits to this Annual Report. We have retained a signed original of any of these exhibits that contain signatures, and we will provide such exhibit to the SEC or its staff upon request. We will furnish a copy of any of the exhibits listed below upon request and payment of $4.00 per exhibit to cover the costs of furnishing the exhibits. Such requests should be directed to the attention of our Investor Relations Department at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2010 will be furnished to the SEC upon request.

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

Item No.	Exhibit Index

10.3*

2005 Titanium Metals Corporation Profit Sharing Plan (Amended and Restated as of April 6, 2005), incorporated by reference to Appendix A to the Registrant’s Proxy Statement dated April 8, 2005 filed with the SEC on April 11, 2005.

10.4*

Amendment to the 2005 Titanium Metals Corporation Profit Sharing Plan (amended as of February 21, 2008), incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.5*

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

10.8

Agreement Regarding Shared Insurance by and between CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., NL Industries, Inc., Titanium Metals Corporation and Valhi, Inc. dated October 30, 2003, incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.9

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

10.10

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

10.11

Amended and Restated Subordinated Term Loan Promissory Note dated September 21, 2009 executed by CompX International Inc. and payable to the order of TIMET Finance Management Company, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by CompX International Inc. with the SEC on September 24, 2009 (File No. 1-13905).

10.12

Form of Secured Promissory Note dated as of December 31, 2008 made by Contran Corporation payable to Titanium Metals Corporation, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2009.

10.13

Pledge and Security Agreement dated as of December 31, 2008 between Contran Corporation and Titanium Metals Corporation, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2009.

Item No.	Exhibit Index

10.14	Third Amended and Restated Unsecured Revolving Demand Promissory Note as of December 22, 2010 made by Contran Corporation payable to TIMET Finance Management Company, filed herewith.

10.15**

General Terms Agreement between The Boeing Company and Titanium Metals Corporation dated as of November 12, 2009, incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.16**

Special Business Provisions between The Boeing Company and Titanium Metals Corporation dated as of November 12, 2009, incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.17**

Agreement for the Purchase and Supply of Materials between Titanium Metals Corporation and certain subsidiaries and Rolls-Royce plc and certain subsidiaries effective January 1, 2007, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.18

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

10.19**

Conversion Services Agreement between Titanium Metals Corporation and Haynes International, Inc. effective November 17, 2006, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.20**

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

10.21**

First Amendment to Titanium Sponge Supply Agreement dated April 20, 2009 between Toho Titanium Co., Ltd. and Titanium Metals Corporation, incorporated by reference Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.22**

Titanium Sponge Supply Agreement dated as of December 18, 2009 between Toho Titanium Co., Ltd. and Titanium Metals Corporation, incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain exhibits and appendices to this Exhibit 10.33 have not been filed; upon request, the Registrant will furnish supplementally to the Commission, subject to the Registrant’s request for confidential treatment of portions thereof, a copy of any omitted exhibit.

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item No.	Exhibit Index

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract, compensatory plan or arrangement.
**	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITANIUM METALS CORPORATION (Registrant)

By	/s/ Bobby D. O’Brien
Bobby D. O’Brien, February 28, 2011 President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By	/s/ Harold C. Simmons	By	/s/ Terry N. Worrell
	Harold C. Simmons, February 28, 2011 Chairman of the Board		Terry N. Worrell, February 28, 2011 Director

By	/s/ Steven L. Watson	By	/s/ Paul J. Zucconi
	Steven L. Watson, February 28, 2011 Vice Chairman of the Board		Paul J. Zucconi, February 28, 2011 Director

By	/s/ Keith R. Coogan	By	/s/ Bobby D. O’Brien
	Keith R. Coogan, February 28, 2011 Director		Bobby D. O’Brien, February 28, 2011 President and Chief Executive Officer Principal Executive Officer

By	/s/ Glenn R. Simmons	By	/s/ James W. Brown
	Glenn R. Simmons, February 28, 2011 Director		James W. Brown, February 28, 2011 Vice President and Chief Financial Officer Principal Financial Officer

By	/s/ Thomas P. Stafford	By	/s/ Scott E. Sullivan
	Thomas P. Stafford, February 28, 2011 Director		Scott E. Sullivan, February 28, 2011 Vice President and Controller Principal Accounting Officer

TITANIUM METALS CORPORATION

ANNUAL REPORT ON FORM 10-K

ITEMS 8 and 15(a)

INDEX OF FINANCIAL STATEMENTS

Page
Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets – December 31, 2009 and 2010	F-3

Consolidated Statements of Income – Years ended December 31, 2008, 2009 and 2010	F-5

Consolidated Statements of Comprehensive Income – Years ended December 31, 2008, 2009 and 2010	F-6

Consolidated Statements of Cash Flows – Years ended December 31, 2008, 2009 and 2010	F-7

Consolidated Statements of Changes in Equity – Years ended December 31, 2008, 2009 and 2010	F-9

Notes to Consolidated Financial Statements	F-10

We omitted all schedules to the Consolidated Financial Statements because they are not applicable or the required amounts are either not material or are presented in the Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Titanium Metals Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows present fairly, in all material respects, the financial position of Titanium Metals Corporation and its subsidiaries at December 31, 2009 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 28, 2011

TITANIUM METALS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	December 31,
	2009	2010
ASSETS

Current assets:
Cash and cash equivalents	$169.4	$283.4
Accounts and other receivables	85.0	123.0
Notes receivable from affiliates	33.8	24.7
Inventories	475.6	470.7
Refundable income taxes	8.2	3.0
Deferred income taxes	25.3	28.1
Other	10.0	7.8

Total current assets	807.3	940.7

Marketable securities	20.6	38.1
Notes receivable from affiliates	59.2	41.2
Property and equipment, net	416.1	381.6
Deferred income taxes	16.8	21.3
Other	58.6	75.1

Total assets	$1,378.6	$1,498.0

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except per share data)

	December 31,
	2009	2010
LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$30.1	$52.3
Accrued and other current liabilities	73.2	67.3
Income taxes payable	0.9	2.6
Deferred income taxes	0.4	0.6

Total current liabilities	104.6	122.8

Accrued OPEB cost	19.9	19.1
Accrued pension cost	120.8	85.3
Deferred income taxes	1.6	34.0
Other	7.6	11.1

Total liabilities	254.5	272.3

Equity:
TIMET stockholders’ equity:
Series A Preferred Stock, $0.01 par value; $3.6 million and $0.7 million liquidation preference, respectively; 4.0 million shares authorized, nominal shares issued and outstanding	3.2	0.7
Common stock, $0.01 par value; 200 million shares authorized; 179.6 and 180.2 million shares issued and outstanding, respectively	1.8	1.8
Additional paid-in capital	509.0	507.8
Retained earnings	731.0	811.6
Accumulated other comprehensive loss	(138.0)	(112.0)

Total TIMET stockholders’ equity	1,107.0	1,209.9

Noncontrolling interest in subsidiary	17.1	15.8

Total equity	1,124.1	1,225.7

Total liabilities and equity	$1,378.6	$1,498.0

Commitments and contingencies (Note 16)

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Year ended December 31,
	2008	2009	2010

Net sales	$1,151.5	$774.0	$857.2
Cost of sales	863.8	660.7	678.4

Gross margin	287.7	113.3	178.8

Selling, general, administrative and development expense	66.5	60.4	56.6
Other (expense) income, net	(1.5)	2.0	(1.4)

Operating income	219.7	54.9	120.8

Other non-operating income, net	17.6	1.6	4.8

Income before income taxes	237.3	56.5	125.6

Provision for income taxes	69.1	20.7	42.7

Net income	168.2	35.8	82.9

Noncontrolling interest in net income of subsidiary	5.7	1.3	2.2

Net income attributable to TIMET stockholders	162.5	34.5	80.7

Dividends on Series A Preferred Stock	0.3	0.2	0.1

Net income attributable to TIMET common stockholders	$162.2	$34.3	$80.6

Basic and diluted earnings per share attributable to TIMET common stockholders	$0.89	$0.19	$0.45

Weighted average shares outstanding:
Basic	181.4	180.7	179.9
Diluted	182.5	180.7	180.4

Cash dividends per common share	$0.30	$—	$—

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year ended December 31,
	2008	2009	2010

Net income	$168.2	$35.8	$82.9

Other comprehensive income, net of tax:

Currency translation adjustment	(65.5)	22.8	(10.5)

Unrealized (losses) gains on marketable securities	(8.2)	2.2	9.3

Pension plans	(54.1)	(23.8)	26.0

OPEB plan	1.7	6.9	(0.1)

Total other comprehensive (loss) income	(126.1)	8.1	24.7

Comprehensive income	42.1	43.9	107.6

Comprehensive income attributable to noncontrolling interest	4.7	1.9	0.9

Comprehensive income attributable to TIMET	$37.4	$42.0	$106.7

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year ended December 31,
	2008	2009	2010
Cash flows from operating activities:
Net income	$168.2	$35.8	$82.9
Depreciation and amortization	47.7	51.5	52.5
Gain on sale of securities	(6.7)	—	—
Deferred income taxes	(4.1)	3.2	7.7
Other, net	2.2	3.1	5.5
Change in assets and liabilities:
Receivables	46.9	64.2	(39.5)
Inventories	(45.3)	108.0	(2.2)
Accounts payable and accrued liabilities	(13.1)	(52.2)	20.5
Income taxes	12.2	(5.1)	6.8
Pensions and other postretirement benefit plans	(9.9)	(1.4)	(10.6)
Other, net	(0.5)	(0.3)	(2.2)

Net cash provided by operating activities	197.6	206.8	121.4

Cash flows from investing activities:
Capital expenditures	(121.3)	(33.0)	(23.6)
Purchases of marketable securities	(26.4)	(0.7)	(3.1)
Proceeds from sale of property, plant and equipment	—	3.6	0.1
Notes receivable from affiliates:
Loans	—	(33.8)	(251.8)
Collections of principal payments	7.3	0.5	279.5
Other, net	(2.2)	(0.7)	(0.6)

Net cash (used in) provided by investing activities	(142.6)	(64.1)	0.5

Cash flows from financing activities:
Indebtedness:
Borrowings	63.9	—	—
Repayments	(63.9)	—	—
Dividends paid:
Common stock	(54.5)	—	—
Noncontrolling interest in subsidiary	(6.8)	(5.5)	(2.2)
Treasury stock purchases	(36.5)	(14.7)	(3.9)
Other, net	0.1	(0.1)	(0.2)

Net cash used in financing activities	(97.7)	(20.3)	(6.3)

Net cash (used in) provided by operating, investing and financing activities	$(42.7)	$122.4	$115.6

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Year ended December 31,
	2008	2009	2010

Cash and cash equivalents:
Net (decrease) increase from:
Operating, investing and financing activities	$(42.7)	$122.4	$115.6
Effect of exchange rate changes on cash	(2.3)	2.0	(1.6)

Net cash (used) provided during year	(45.0)	124.4	114.0
Cash and cash equivalents at beginning of year	90.0	45.0	169.4

Cash and cash equivalents at end of year	$45.0	$169.4	$283.4

Supplemental disclosures:
Cash paid for:
Interest	$1.6	$0.6	$0.4
Income taxes	$60.9	$22.7	$28.5

Non-cash investing and financing activities:
Promissory notes received from affiliates upon sale of securities	$16.7	$—	$—

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(In millions)

	TIMET stockholders’ equity
	Common shares	Common stock	Series A Preferred Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock and other	Non-controlling interest	Total
Balance at January 1, 2008	183.0	$1.8	$4.1	$558.2	$589.0	$(20.4)	$—	$23.9	$1,156.6
Net income	—	—	—	—	162.5	—	—	5.7	168.2
Other comprehensive loss	—	—	—	—	—	(125.1)	—	(1.0)	(126.1)
Conversion of Series A Preferred Stock	0.3	—	(0.9)	0.9	—	—	—	—	—
Treasury stock purchases	—	—	—	—	—	—	(36.5)	—	(36.5)
Treasury stock retirement	(2.3)	—	—	(36.5)	—	—	36.5	—	—
Dividends declared:
Common stock	—	—	—	—	(54.5)	—	—	—	(54.5)
Noncontrolling interest	—	—	—	—	—	—	—	(6.8)	(6.8)
Other, net	0.1	—	—	0.8	(0.3)	—	—	(1.1)	(0.6)

Balance at December 31, 2008	181.1	$1.8	$3.2	$523.4	$696.7	$(145.5)	$—	$20.7	$1,100.3
Net income	—	—	—	—	34.5	—	—	1.3	35.8
Other comprehensive income	—	—	—	—	—	7.5	—	0.6	8.1
Treasury stock purchases	—	—	—	—	—	—	(14.7)	—	(14.7)
Treasury stock retirement	(1.5)	—	—	(14.7)	—	—	14.7	—	—
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(5.5)	(5.5)
Other, net	—	—	—	0.3	(0.2)	—	—	—	0.1

Balance at December 31, 2009	179.6	$1.8	$3.2	$509.0	$731.0	$(138.0)	$—	$17.1	$1,124.1
Net income	—	—	—	—	80.7	—	—	2.2	82.9
Other comprehensive income (loss)	—	—	—	—	—	26.0	—	(1.3)	24.7
Conversion of Series A Preferred Stock	0.8	—	(2.5)	2.5	—	—	—	—	—
Treasury stock purchases	—	—	—	—	—	—	(3.9)	—	(3.9)
Treasury stock retirement	(0.2)	—	—	(3.9)	—	—	3.9	—	—
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(2.2)	(2.2)
Other, net	—	—	—	0.2	(0.1)	—	—	—	0.1

Balance at December 31, 2010	180.2	$1.8	$0.7	$507.8	$811.6	$(112.0)	$—	$15.8	$1,225.7

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

Organization. At December 31, 2010, Contran Corporation and its subsidiaries held 28.1% of our outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. At December 31, 2010, Mr. Simmons and his spouse owned an aggregate of 15.2% of our common stock, and the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefits plans sponsored by Contran and certain of its affiliates, held an additional 8.6% of our common stock. Mr. Simmons is the sole trustee of the CMRT and a member of its trust investment committee. Consequently, Mr. Simmons may be deemed to control each of Contran and us.

Note 2 – Summary of significant accounting policies

Management’s estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. We use estimates in accounting for, among other things, allowances for uncollectible accounts, inventory costing and allowances, environmental accruals, self insurance accruals, deferred tax valuation allowances, loss contingencies, valuation and impairment of financial instruments, the determination of discount and other rate assumptions for pension and other postretirement employee benefit costs, asset impairments, useful lives of property and equipment and asset retirement obligations. Actual results may, in some instances, differ from previously estimated amounts. We review estimates and assumptions periodically, and the effects of revisions are reflected in the period they are determined to be necessary.

Foreign currency translation. We translate the assets and liabilities of our subsidiaries whose functional currency is deemed to be other than the U.S. dollar at year-end rates of exchange, while we translate their revenues and expenses at average exchange rates prevailing during the year. The functional currencies of our foreign subsidiaries are generally the local currency of their respective countries. We accumulate the resulting translation adjustments in the currency translation adjustments component of other comprehensive income. We recognize currency transaction gains and losses in income in the period they are incurred. We recognized net currency transaction gains of $9.9 million in 2008, $0.3 million in 2009 and $1.7 million in 2010.

Cash and cash equivalents. We classify highly liquid investments with original maturities of three months or less as cash equivalents.

Accounts receivable. We provide an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts. Our periodic review of these accounts results in an estimate of uncollectible accounts. Our estimate of the collectability of trade accounts receivable is based on a historical analysis of write-offs, evaluations of the aging trends and specific facts and circumstances. The balances and activity for our allowance for doubtful accounts are not material for all periods presented.

Inventories and cost of sales. We state inventories at the lower of cost or market generally based on the specific identification cost method, with certain raw materials stated based on the average cost method. Inventories include the costs for raw materials, the cost to manufacture the raw materials into finished goods and overhead. Unallocated fixed overhead costs resulting from periods with abnormally low production levels are charged to cost of sales in the period incurred. Depending on the inventory’s stage of completion, our manufacturing costs can include the costs of packing and finishing, utilities, maintenance and depreciation, inbound and outbound shipping and handling, and salaries and benefits associated with our manufacturing process. As inventory is sold to third parties, we recognize the cost of sales in the same period that the sale occurs. We periodically review our inventory for estimated obsolescence or instances when inventory is no longer marketable for its intended use, and we record any write-down equal to the difference between the cost of inventory and its estimated net realizable value based upon assumptions about alternative uses, market conditions and other factors.

Marketable securities. We carry marketable equity securities at fair value. GAAP establishes a consistent framework for measuring fair value, and this framework is generally applied to all financial instruments by requiring fair value measurements to be classified and disclosed in one of the following three categories:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 – Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the assets or liabilities; and

•	Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

We classify all of our marketable securities as available-for-sale, and unrealized gains or losses on these securities are recognized through other comprehensive income, except for any decline in value we conclude is other than temporary, which would be accounted for as a realized loss. We base realized gains and losses upon the specific identification of the securities sold.

We evaluate our investments whenever events or conditions occur to indicate that the fair value of such investments has declined below their carrying amounts. If the carrying amount for an investment declines below its historical cost basis, we evaluate all available positive and negative evidence including, but not limited to, the extent and duration of the decline in fair value, business prospects for the investee and our intent and ability to hold the investment for a reasonable period of time sufficient for the recovery of fair value. If we conclude the decline in fair value is other than temporary, the carrying amount of the investment is written down to fair value.

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

In addition, we recognize the fair value of a liability for an asset retirement obligation during the period in which the liability becomes reasonably estimable, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its future value, and the capitalized cost is depreciated over the remaining useful life of the related asset. The settlement dates and methods of asset retirement obligations identified at certain of our locations are indeterminate and, therefore, we cannot reasonably estimate the fair value of such liabilities. We are aware of the existence of asbestos and other environmental contaminants at certain owned facilities, and other instances of asbestos or other environmental contaminants may be identified in the future. If in the future we decide to remove the asbestos or other environmental contaminants in connection with a major renovation or demolition of an affected property, or if the settlement dates and methods otherwise become determinate, our obligation to remove and dispose of or remediate such contaminants in accordance with the applicable environmental regulations may become reasonably estimable.

Impairment of long-lived assets. When events or changes in circumstances indicate the carrying amount of our long-lived property and equipment may not be recoverable, we undertake an evaluation of the assets or asset group. Such events or changes in circumstances include a current period operating or cash flow loss associated with the long-lived asset combined with a history and/or future forecast of operating or cash flow losses (whether resulting from decreased demand or otherwise), a sustained period of time during which the operating results of the long-lived asset were below expectations, a current expectation that it was more-likely-than-not that the long-lived asset would be sold or otherwise disposed before the end of its previously-estimated useful life, a significant adverse change in the manner in which the long-lived asset was being used or a significant decrease in the market price for the long-lived asset. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated using discounted expected future cash flows or appraised values. All relevant factors are considered in determining whether an impairment exists. We did not evaluate any material long-lived assets for impairment during 2008, 2009 or 2010 because no such impairment indicators were present.

Fair value of financial instruments. Carrying amounts of certain of our financial instruments including, among others, cash and cash equivalents and accounts receivable, approximate fair value because of their short maturities. We carry our investments in marketable equity securities at fair value based upon quoted market prices, and the carrying values of our notes receivable from affiliates approximate fair value because the applicable interest rates are variable based upon stated market indices.

Employee benefit plans. Accounting and funding policies for our defined contribution pension plans, defined benefit retirement plans and postretirement benefits other than pensions (“OPEB”) are described in Note 14.

Environmental remediation costs. We record liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. We adjust our accruals as further information becomes available to us or as circumstances change. We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the ultimate payout. In the future, if the standards or requirements under environmental laws or regulations become more stringent, if our testing and analysis at our operating facilities identify additional environmental remediation, or if we determine that we are responsible for the remediation of hazardous substance contamination at other sites, then we may incur additional costs in excess of our current estimates. We do not know if actual costs will exceed our current estimates, if additional sites or matters will be identified which require remediation or if the estimated costs associated with previously identified sites requiring environmental remediation will become estimable in the future. Additional information regarding our alternative solutions for our environmental remediation obligations obtained from the results of our testing and analysis, various regulatory agencies or other sources allows us to refine our estimates of future remediation expenditures, and as a result, we recognized environmental remediation costs of $2.6 million in 2008, $0.4 million in 2009 and nil in 2010 which are included in cost of sales. We recognize any recoveries of remediation costs from other parties when we deem their receipt to be probable. At December 31, 2008, 2009 and 2010, we had not recognized any recoveries.

Revenue recognition. We record sales revenue when we have certified that our product meets the related customer specifications, the product has been shipped, and title and all the risks and rewards of ownership have passed to the customer. We record payments we receive from customers in advance of these criteria being met as customer advances or deferred revenue, depending on our products’ stage of completion, until earned. For inventory consigned to customers, we recognize sales revenue when (i) the terms of the consignment end, (ii) we have completed performance of all significant obligations and (iii) title and all of the risks and rewards of ownership have passed to the customer. We include amounts charged to customers for shipping and handling in net sales. We state sales revenue net of price and early payment discounts and amortization of any contract inducements paid to our customers at the beginning of a long-term agreement (“LTA”). Amortization for each contract inducement is recorded ratably over the term of the related LTA and was nil during each of 2008 and 2009, $0.2 million in 2010 and is anticipated to be approximately $1.8 million in 2011, based on contract inducements as of December 31, 2010. The unamortized balance of contract inducements is included in other noncurrent assets. We report any tax assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue-producing activities (such as sales, use, value added and excise taxes) on a net basis (meaning we do not recognize these taxes either in our revenues or in our costs and expenses).

Research and development. We recognize research and development expense, which includes activities directed toward expanding the use of titanium and titanium alloys in all market sectors, as incurred, and we classify research and development expense as part of selling, general, administrative and development expense. We recognized research and development expense of $4.3 million in 2008, $7.8 million in 2009 and $6.7 million in 2010. We record any related engineering and experimentation costs associated with ongoing commercial production in cost of sales.

Self-insurance. We are self-insured for certain exposures relating to employee and retiree medical benefits and workers’ compensation claims. We purchase insurance from third-party providers, which limit our maximum exposure to $0.3 million per occurrence for employee medical benefit claims and $0.5 million per occurrence for workers’ compensation claims. We paid $15.6 million during 2008, $16.8 million in 2009 and $15.4 million in 2010 related to employee medical benefits. We also paid $0.9 million in 2008, $1.1 million in 2009 and $1.2 million in 2010 related to workers’ compensation claims. Additionally, we maintain insurance from third-party providers for automobile, property, product, fiduciary and other liabilities, which are subject to various deductibles and policy limits typical for these types of insurance policies. See Note 15 for discussion of policies provided by related parties.

Income taxes. We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of our assets and liabilities, including investments in our subsidiaries and affiliates who are not members of our U.S. Federal income tax group and undistributed earnings of foreign subsidiaries which are not permanently reinvested. The earnings of our foreign subsidiaries subject to permanent reinvestment plans aggregated $257.3 million at December 31, 2009 and $282.0 million at December 31, 2010. It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to such earnings due to the complexities associated with the U.S. taxation on earnings of foreign subsidiaries repatriated to the U.S. We periodically evaluate our deferred income tax assets and recognize a valuation allowance based on the estimate of the amount of such deferred tax assets which we believe does not meet the more-likely-than-not recognition criteria. We record a reserve for uncertain tax positions if we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities. See Note 13.

Note 3 – Recent accounting pronouncements

Revenue arrangements with multiple deliverables. In October 2009, the FASB issued ASU 2009-13 Multiple-Deliverable Revenue Arrangements, which will amend ASC Subtopic 605-25 Multiple-Element Arrangements. ASU 2009-13 eliminates the residual method of allocating revenue to each deliverable in a multiple deliverable arrangement and requires the use of the residual selling price method of allocation using the vendor’s best estimate of the selling price of a particular deliverable if vendor-specific and third-party evidence of a selling price do not exist. ASU 2009-13 also increases disclosure requirements for these arrangements. We will adopt ASU 2009-13 on a prospective basis for revenue arrangements with multiple deliverables entered into or modified beginning in 2011, and we do not expect the adoption to have a material effect on our Consolidated Financial Statements.

Note 4 – Inventories

	December 31,
	2009	2010
	(In millions)

Raw materials	$132.1	$100.9
Work-in-process	203.2	235.9
Finished products	89.5	88.7
Inventory consigned to customers	21.2	19.4
Supplies	29.6	25.8

Total inventories	$475.6	$470.7

Note 5 – Marketable securities

Our marketable securities consist of investments in the publicly traded shares of related parties. NL Industries, Inc., Kronos Worldwide, Inc. and Valhi, Inc. are each majority owned subsidiaries of Contran. All of our marketable securities are classified as available-for-sale, which are carried at fair value using quoted prices in active markets for each marketable security, representing inputs from the highest level (level 1) within the fair value hierarchy. The following table summarizes our marketable securities as of December 31, 2009 and 2010:

Marketable security	Fair value measurement level	Market value	Cost basis	Unrealized gains (losses)
			(In millions)
As of December 31, 2009:
Valhi	1	$17.7	$26.6	$(8.9)
NL	1	1.6	2.5	(0.9)
Kronos	1	1.3	0.7	0.6

Total		$20.6	$29.8	$(9.2)

As of December 31, 2010:
Valhi	1	$31.9	$29.5	$2.4
NL	1	2.5	2.5	—
Kronos	1	3.7	1.0	2.7

Total		$38.1	$33.0	$5.1

We own 1.4 million shares of Valhi common stock that we purchased in a series of market transactions from 2008 through 2010 for an aggregate of $29.5 million, and we held approximately 1.3% of Valhi common stock at December 31, 2010. Additionally, we held approximately 0.5% of NL’s outstanding common stock and 0.1% of Kronos’ outstanding common stock at December 31, 2010. Valhi and NL held an aggregate of approximately 80.4% of Kronos’ outstanding common stock at December 31, 2010. Because we have classified all of our marketable securities as available-for-sale, any unrealized gains or losses on the securities are recognized through other comprehensive income.

Note 6 – Property and equipment

	December 31,
	2009	2010
	(In millions)

Land and improvements	$13.6	$13.9
Buildings and improvements	71.0	70.5
Computer equipment and software	72.6	69.8
Manufacturing equipment and other	565.0	573.1
Construction in progress	35.0	32.0

Total property and equipment	757.2	759.3

Less accumulated depreciation	341.1	377.7

Total property and equipment, net	$416.1	$381.6

Note 7 – Other noncurrent assets

	December 31,
	2009	2010
	(In millions)

Prepaid conversion services	$42.2	$39.7
Other	16.4	35.4

Total other noncurrent assets	$58.6	$75.1

Note 8 – Accrued and other current liabilities

	December 31,
	2009	2010
	(In millions)

Employee related	$21.8	$29.9
Customer advances	20.8	11.3
Deferred revenue	16.9	12.9
Other	13.7	13.2

Total accrued liabilities	$73.2	$67.3

Under the terms of our LTAs, certain of our customers are required to purchase from us a buffer inventory of titanium products for use by us in the production of titanium products ordered by the customer in the future. Generally, as the related inventory is placed into buffer, the customer is billed and takes title to the inventory, although we could retain an obligation to further process the material as directed by the customer. Accordingly, we defer the recognition of the revenue and cost of sales on the buffer inventory until the final product is delivered to the customer. As of December 31, 2009 and 2010, $13.5 million and $12.2 million, respectively, of our deferred revenue related to the buffer inventory. The buffer inventory is included in our inventory consigned to customers in Note 4.

Note 9 – Bank debt

At December 31, 2010, we had a $175 million U.S. long-term credit agreement (the “U.S. Facility”) collateralized primarily by our U.S. accounts receivable, inventory, personal property, intangible assets and a negative pledge on our U.S. fixed assets. The U.S. Facility expired according to its terms in February 2011 and was not replaced. Prior to its expiration, the U.S. Facility had an interest rate indexed to the U.S. prime rate or varying LIBOR-based rates based on a quarterly ratio of outstanding debt to EBITDA as defined by the agreement. The U.S. Facility contained certain restrictive covenants that, among other things, limited or restricted our ability to incur debt, incur liens, make investments, make capital expenditures or pay dividends. The U.S. Facility also required compliance with certain financial covenants, including minimum tangible net worth, a fixed charge coverage ratio and a leverage ratio, and contained other covenants customary in lending transactions of this type including cross-default provisions with respect to our debt and obligations. We were in compliance with all such covenants during the years ended December 31, 2009 and 2010. We had no outstanding borrowings under the U.S. Facility as of December 31, 2009 and 2010. The U.S. Facility also provided for the issuance of up to $10 million of letters of credit, and, our borrowing availability was $172.2 million at December 31, 2010.

TIMET UK, our wholly-owned subsidiary in the U.K., has a three part credit facility that matures on August 31, 2012, collectively referred to as the “U.K. Facility”. Under the U.K. Facility, TIMET UK may borrow up to an aggregate of £22.5 million consisting of £18.0 million for revolving credit, £3.5 million for guarantees and £1.0 million for overdrafts, subject to a formula-determined borrowing base derived from the value of accounts receivable, inventory and property, plant and equipment. Borrowings under the U.K. Facility can be in various currencies, including U.S. dollars, British pounds sterling and euros and are collateralized by substantially all of TIMET UK’s assets. Interest on outstanding borrowings generally accrues at rates that vary from 1.5% to 1.75% above the lender’s published base rate. The credit agreement includes revolving credit, guarantee and overdraft facilities and requires the maintenance of certain financial ratios and amounts, including a minimum net worth covenant and other covenants customary in lending transactions of this type. TIMET UK was in compliance with all covenants at December 31, 2009 and 2010. We had no outstanding borrowings under the U.K. Facility at December 31, 2009 and 2010.

We also have overdraft and other credit facilities at certain of our other European subsidiaries. These facilities accrue interest at various rates and are payable on demand, and as of December 31, 2009 and 2010, there were no outstanding borrowings under these facilities.

At December 31, 2010, we had $2.8 million of letters of credit outstanding under our U.S. Facility which were required by various utilities and government entities for performance and insurance guarantees, which we collateralized with cash upon maturity of the U.S. Facility in February 2011. We had $7.8 million of letters of credit outstanding under our European credit facilities as collateral under certain inventory purchase contracts. All of these letters of credit reduce our borrowing availability under our credit facilities. Our consolidated borrowing availability under our U.S., U.K. and other European credit facilities aggregated to $219.3 million as of December 31, 2010, and we could borrow all such amounts without violating any covenants of our credit facilities. Such $219.3 million aggregate borrowing availability at December 31, 2010, includes $172.2 million under our U.S. Facility which expired in February 2011 and is therefore no longer available.

Note 10 – Equity

Preferred stock. At December 31, 2009 and 2010, we were authorized to issue 10 million shares of preferred stock. Our board of directors determines the rights of preferred stock as to, among other things, dividends, liquidation, redemption, conversions and voting rights.

Prior to 2008, we issued 3.9 million shares of our Series A Preferred Stock. Each share of the Series A Preferred Stock is convertible, at any time, at the option of the holder thereof, at a conversion price of $3.75 per share of our common stock (equivalent to a conversion rate of thirteen and one-third shares of common stock for each share of Series A Preferred Stock), with any partial shares paid in cash. The conversion rate is subject to adjustment if certain events occur, including, but not limited to, a stock dividend on our common stock, subdivisions or certain reclassifications of our common stock or the issuance of warrants to holders of our common stock.

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

During 2008, a nominal amount of shares of our Series A Preferred Stock were converted into 0.3 million shares of our common stock. No Series A Preferred Stock was converted during 2009. During 2010, 0.1 million shares of our Series A Preferred Stock were converted into 0.8 million shares of our common stock. As a result of these conversions, a nominal number of shares of Series A Preferred Stock were outstanding at December 31, 2009 and 2010.

Common stock. At December 31, 2009 and 2010, we were authorized to issue 200 million shares of common stock. Quarterly dividends may be paid in the future when, as and if declared by our board of directors.

Treasury stock. Prior to 2008, our board of directors authorized the repurchase of up to $100 million of our common stock in open market transactions or in privately negotiated transactions, with any repurchased shares to be retired and cancelled. We purchased 2.3 million shares of our common stock in open market transactions for an aggregate purchase price of $36.5 million during 2008, 1.5 million shares of our common stock for $14.7 million during 2009 and 0.2 million shares of our common stock for $3.9 million during 2010, and all shares acquired under this repurchase program have been cancelled. At December 31, 2010, we could purchase an additional $44.9 million of our common stock under our board of directors’ authorization.

Share-based compensation. Our 2008 Long-Term Incentive Plan (“2008 Plan”) provides for the discretionary grant of restricted or unrestricted common stock, stock options, stock appreciation rights and other incentive compensation to our employees or other key individuals, including non-employee directors. We are authorized to grant awards representing an aggregate total of up to 0.5 million common shares under the 2008 Plan, and we issued a nominal number of unrestricted common shares to our non-employee directors during each of 2008, 2009 and 2010 as partial payment of director fees.

As of January 1, 2008, we had stock options outstanding to purchase 0.1 million shares of our common stock, all of which were exercisable. A nominal number of options were exercised in each of 2008 and 2009, leaving no options outstanding as of December 31, 2009. The intrinsic value of our options exercised aggregated $1.0 million in 2008 and $0.3 million in 2009, and the related income tax benefit from such exercises was $0.3 million in 2008 and $0.1 million in 2009. At December 31, 2010, there were 0.5 million shares available for future grant under the 2008 Plan. Shares issued under incentive plans are newly issued shares.

Noncontrolling interest. Noncontrolling interest relates principally to our 70%-owned French subsidiary, TIMET Savoie, S.A. Compagnie Européenne du Zirconium-CEZUS, S.A. (“CEZUS”) holds the remaining 30% interest in TIMET Savoie. We have the right to purchase CEZUS’ interest in TIMET Savoie for 30% of TIMET Savoie’s equity determined under French accounting principles, or approximately $16.5 million as of December 31, 2010. CEZUS has the right to require us to purchase its interest in TIMET Savoie for 30% of TIMET Savoie’s registered capital, or $3.4 million as of December 31, 2010. TIMET Savoie made dividend payments to CEZUS of $6.8 million in 2008, $5.5 million in 2009 and $2.2 million in 2010.

Note 11 – Other comprehensive income

The following table shows the changes in the components of other comprehensive income attributable to TIMET stockholders, net of related deferred income taxes:

	Year ended December 31,
	2008	2009	2010
	(In millions)

Currency translation adjustment:
Beginning of year	$27.3	$(37.2)	$(15.0)
Change during year	(64.5)	22.2	(9.2)

End of year	$(37.2)	$(15.0)	$(24.2)

Unrealized (losses) gains on marketable securities:
Beginning of year	$—	$(8.2)	$(6.0)
Change during year	(8.2)	2.2	9.3

End of year	$(8.2)	$(6.0)	$3.3

Pension plans:
Beginning of year	$(41.4)	$(95.5)	$(119.3)
Amortization of prior service cost and net losses included in net periodic pension cost	2.0	6.9	8.2
Net actuarial (loss) gain arising during year	(55.3)	(30.7)	17.9
Net prior service cost arising during year	(0.8)	—	(0.1)

End of year	$(95.5)	$(119.3)	$(93.3)

OPEB plan:
Beginning of year	$(6.3)	$(4.6)	$2.3
Amortization of prior service (credit) and net losses (gains) included in net OPEB expense	0.1	0.2	(1.0)
Net actuarial gain arising during year	1.6	2.9	0.9
Net prior service credit arising during year	—	3.8	—

End of year	$(4.6)	$2.3	$2.2

Total accumulated other comprehensive loss attributable to TIMET stockholders:
Beginning of year	$(20.4)	$(145.5)	$(138.0)
Comprehensive (loss) income, net of tax	(125.1)	7.5	26.0

End of year	$(145.5)	$(138.0)	$(112.0)

Note 12 – Other non-operating income and expense

	Year ended December 31,
	2008	2009	2010
	(In millions)
Other non-operating income (expense):
Dividends and interest income	$5.3	$2.1	$3.7
Foreign currency transaction gains, net	9.9	0.3	1.7
Gain on sale of securities	6.7	—	—
Other, net	(4.3)	(0.8)	(0.6)

Total other non-operating income, net	$17.6	$1.6	$4.8

On December 31, 2008, we sold our investment in certain privately held securities to Contran for $16.7 million after obtaining approval from the independent members of our board of directors. The sales price will be paid to us pursuant to the terms of a three-year promissory note maturing on December 31, 2011. The promissory note from Contran bears interest at prime minus 1.5% which will be accrued and paid quarterly, allows for early principal payments at any time and requires any unpaid principal and accrued interest to be paid at the maturity date of the promissory note. See Note 15. We accounted for our investment at our historical cost of $10.0 million, and we recognized an after-tax capital gain of $6.2 million ($0.03 per diluted share) from the sale of this investment during the fourth quarter of 2008.

Note 13 – Income taxes

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

	Year ended December 31,
	2008	2009	2010
	(In millions)
Income before income taxes:
U.S.	$168.5	$64.9	$101.4
Non-U.S.	68.8	(8.4)	24.2

Total	$237.3	$56.5	$125.6

Expected income tax expense, at 35%	$83.1	$19.8	$44.0
Non-U.S. tax rates	(2.4)	1.2	(1.4)
U.S. state income taxes, net	5.7	1.0	2.1
Nontaxable income	(14.4)	(5.4)	(0.2)
Domestic manufacturing credit	(4.0)	(0.8)	(2.6)
Uncertain tax positions, net	2.7	3.0	(0.2)
Other, net	(1.6)	1.9	1.0

Provision for income taxes	$69.1	$20.7	$42.7

	Year ended December 31,
	2008	2009	2010
	(In millions)
Provision for income taxes:
U.S. current income tax expense	$58.7	$13.1	$30.8
Non-U.S. current income tax expense	14.4	4.4	4.5

Total current income tax expense	73.1	17.5	35.3

U.S. deferred income tax (benefit) expense	(0.2)	9.9	4.5
Non-U.S. deferred income tax (benefit) expense	(3.8)	(6.7)	2.9

Total deferred income tax (benefit) expense	(4.0)	3.2	7.4

Provision for income taxes	$69.1	$20.7	$42.7

Comprehensive tax provision allocable to:
Income before income taxes	$69.1	$20.7	$42.7
Additional paid in capital	(0.3)	(0.1)	—
Other comprehensive income:
Currency translation adjustment	1.5	(1.7)	1.2
Pensions adjustment	(28.3)	(7.6)	11.1
OPEB adjustment	1.0	4.0	—
Marketable securities	(4.4)	1.2	5.0

	$38.6	$16.5	$60.0

Prior to 2008, we implemented an internal corporate reorganization. As a result, we recognized income tax benefits of $14.4 million during 2008, $5.4 million during 2009 and $0.2 million during 2010. The internal corporate reorganization was undertaken to align our European operations under a single European holding company.

The following table summarizes our deferred tax assets and deferred tax liabilities as of:

	December 31,
	2009		2010
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Temporary differences relating to net assets:
Inventories	$17.3	$—	$20.4	$—
Property and equipment, including software	—	(46.2)	—	(51.9)
Accrued pension cost	36.2	—	24.4	—
Accrued OPEB cost	7.8	—	7.5	—
Deferred revenue	6.1	—	4.7	—
Accrued employee benefits	2.2	—	4.5	—
Other accrued liabilities and other deductible differences	9.0	—	4.4	—
Other taxable differences	—	(2.7)	—	(6.8)
Tax loss and credit carryforwards	11.0	—	8.2	—
Valuation allowance	(0.6)	—	(0.6)	—

Gross deferred tax assets (liabilities)	89.0	(48.9)	73.5	(58.7)
Netting by tax jurisdiction	(46.9)	46.9	(24.1)	24.1

Total deferred taxes	42.1	(2.0)	49.4	(34.6)
Less current deferred taxes	25.3	(0.4)	28.1	(0.6)

Net noncurrent deferred taxes	$16.8	$(1.6)	$21.3	$(34.0)

At December 31, 2010, we had the equivalent of $43.7 million of net operating loss carryforwards related to the United Kingdom which have no expiration date.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. The amount of interest and penalties we accrued during 2008, 2009 and 2010 was not material, and we had $0.3 million accrued for interest and an immaterial amount accrued for penalties for our uncertain tax positions at each of December 31, 2008 and 2009, and an immaterial amount accrued for interest and penalties at December 31, 2010. The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties):

	Year ended December 31,
	2008	2009	2010
	(In millions)
Unrecognized tax benefits:
Beginning balance	$1.8	$3.4	$6.2
Gross decreases in tax positions taken in prior periods	(0.5)	(0.6)	(0.7)
Gross increases in tax positions taken in current period	2.7	3.1	—
Change in foreign currency exchange rates	(0.6)	0.3	(0.2)

Ending balance	$3.4	$6.2	$5.3

If our uncertain tax positions were recognized, a benefit of $2.5 million, $5.9 million and $5.3 million would affect our effective income tax rate in 2008, 2009 and 2010, respectively. We currently estimate that our unrecognized tax benefits will decrease by a nominal amount during the next twelve months due to the expiration of certain statutes of limitations.

We file income tax returns in various U.S. federal, state and local jurisdictions. We also file income tax returns in various foreign jurisdictions, principally in the United Kingdom, Italy, France and Germany. Our domestic income tax returns prior to 2007 are generally considered closed to examination by applicable tax authorities. Our foreign income tax returns are generally considered closed to examination for years prior to 2004 for the United Kingdom, 2006 for Italy and Germany and 2007 for France.

Note 14 – Employee benefit plans

Defined contribution pension plans. We maintain defined contribution pension plans for the majority of our U.S. employees, and our contributions to these plans are based primarily on our financial performance. Defined contribution plan expense approximated $5.8 million in 2008, $3.8 million in 2009 and $4.7 million in 2010.

Defined benefit pension plans. We maintain contributory defined benefit pension plans covering a majority of our U.K. employees and a noncontributory defined benefit pension plan covering a minority of our U.S. employees. Our funding policy is to annually contribute, at a minimum, amounts satisfying the applicable statutory funding requirements. The U.S. defined benefit pension plan is closed to new participants, and in some cases, benefit levels have been frozen. The U.K. defined benefit plan was closed to new participants in 1996; however, employees participating in the plan when the plan closed in 1996 continue to accrue additional benefits based on increases in compensation and service. Information concerning our defined benefit pension plans is set forth as follows for the years ended December 31:

	2009	2010
	(In millions)
Change in projected benefit obligations:
Balance at beginning of year	$239.7	$314.9
Service cost	3.3	2.9
Participants’ contributions	0.9	0.8
Interest cost	14.8	17.0
Amendments	—	0.4
Actuarial loss (gain)	54.0	(8.7)
Benefits paid	(20.4)	(13.3)
Change in currency exchange rates	22.6	(7.3)

Balance at end of year	$314.9	$306.7

Change in plan assets:
Fair value at beginning of year	$162.2	$194.1
Actual return on plan assets	27.6	31.6
Employer contributions	8.8	12.5
Participants’ contributions	0.9	0.8
Benefits paid	(20.4)	(13.3)
Change in currency exchange rates	15.0	(4.4)

Fair value at end of year	$194.1	$221.3

Funded status	$(120.8)	$(85.4)

Amounts recognized in balance sheets-
Current accrued pension cost	$—	$(0.1)
Noncurrent accrued pension cost	(120.8)	(85.3)

Funded status	(120.8)	(85.4)

Accumulated other comprehensive loss:
Actuarial loss	159.1	118.6
Prior service cost	2.1	1.8

Total	$40.4	$35.0

Accumulated benefit obligation	$308.4	$301.8

The amounts shown in the table above for actuarial losses and prior service cost at December 31, 2009 and 2010 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years. However, these amounts, net of deferred income taxes, are recognized in accumulated other comprehensive income (loss) (“AOCI”). Of the amounts included in AOCI as of December 31, 2010 related to our pension plans, we currently expect to recognize net actuarial losses of $9.5 million and prior service costs of $0.4 million as a component of net periodic pension expense during 2011. The table below details the changes in plan assets and benefit obligations recognized in accumulated other comprehensive income for the years ended December 31:

	2008	2009	2010
	(in millions)

Net actuarial (loss) gain arising during the year	$(83.1)	$(41.2)	$25.2
Net prior service cost arising during the year	(1.3)	—	(0.1)
Amortization included in net periodic pension cost:
Net actuarial losses	2.4	9.8	11.5
Prior service cost	0.4	0.6	0.5

Total	$(81.6)	$(30.8)	$37.1

As of December 31, 2009 and 2010, all of our defined benefit pension plans have accumulated benefit obligations in excess of fair value of plan assets. The components of the net periodic pension expense are set forth below for the years ended December 31:

	2008	2009	2010
	(In millions)

Service cost	$4.6	$3.3	$2.9
Interest cost	16.7	14.8	17.0
Expected return on plan assets	(22.1)	(12.9)	(15.2)
Amortization of net losses	2.4	9.8	11.5
Amortization of prior service cost	0.4	0.6	0.5

Net pension expense	$2.0	$15.6	$16.7

We used the following weighted-average discount rate, long-term rate of return (“LTRR”), salary rate increase and inflation assumptions to arrive at the aforementioned benefit obligations and net periodic expense:

	Significant assumptions used to calculate projected and accumulated benefit obligations at December 31,
	2009			2010
	Inflation rate	Discount rate	Salary increase	Inflation rate	Discount rate	Salary increase

U.S. plan	n/a	5.80%	n/a	n/a	5.35%	n/a
U.K. plan	3.60%	5.65%	4.10%	3.45%	5.60%	3.95%

	Significant assumptions used to calculate net periodic pension expense for the year ended December 31,
	Year	Inflation rate	Discount rate	LTRR	Salary Increase

U.S. plan	2008	n/a	5.90%	10.00%	n/a
U.K. plan	2008	3.20%	5.60%	6.65%	3.70%

U.S. plan	2009	n/a	5.75%	10.00%	n/a
U.K. plan	2009	2.60%	6.20%	6.80%	3.10%

U.S. plan	2010	n/a	5.80%	10.00%	n/a
U.K. plan	2010	3.60%	5.65%	7.50%	4.10%

We currently expect to make $4.4 million in contributions to our U.S. defined benefit pension plan and approximately $7.0 million to our U.K. defined benefit pension plan during 2011. The U.S. plan paid benefits of $5.8 million in each of 2008, 2009 and 2010, and the European plans paid benefits of approximately $7.2 million in 2008, $14.6 million in 2009 and $7.5 million in 2010. Benefit payments under our European plans during 2009 include lump sum payments to certain participants separated from employment during 2009 in lieu of annuitized payments over the remaining benefit period. Based upon current projections, we believe that our pension plans will be required to pay the following pension benefits over the next ten years:

	Projected retirement benefits
	U.S. plan	U.K. plan	Total
	(In millions)
Year ending December 31,
2011	$6.0	$6.8	$12.8
2012	6.1	6.9	13.0
2013	6.1	7.3	13.4
2014	6.1	8.1	14.2
2015	6.1	8.8	14.9
2016 through 2020	31.0	54.6	85.6

At December 31, 2009 and 2010, our U.S. plan’s assets are invested in the CMRT; however, our plan assets are invested only in the portion of the CMRT that does not hold our common stock. The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) while utilizing both third-party investment managers as well as investments directed by Mr. Simmons. Mr. Simmons is the sole trustee of the CMRT. The trustee of the CMRT, along with the CMRT’s investment committee, of which Mr. Simmons is a member, actively manages the investments of the CMRT. The CMRT trustee and investment committee seek to maximize returns in order to meet the CMRT’s long-term investment objective. The CMRT trustee and investment committee do not maintain a specific target asset allocation in order to achieve their objectives, but instead they periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations regarding potential returns for various investment alternatives and what asset mix will generate the greatest overall return. During the history of the CMRT from its inception in 1988 through December 31, 2010, the average annual rate of return of the CMRT (excluding the CMRT’s investment in TIMET and Valhi common stock) has been 12%. For the years ended December 31, 2008, 2009 and 2010, the assumed long-term rate of return for plan assets invested in the CMRT was 10%. In determining the appropriateness of the long-term rate of return assumption, we primarily rely on the historical rates of return achieved by the CMRT, although we consider other factors including, among other things, the investment objectives of the CMRT’s managers and their expectation that such historical returns will in the future continue to be achieved over the long-term.

The CMRT is not traded on any market. The CMRT unit value is determined semi-monthly, and we have the ability to redeem all or any portion of our investment in the CMRT at any time based on the most recent semi-monthly valuation. However, we do not have the right to individual assets held by the CMRT and the CMRT has the sole discretion in determining how to meet any redemption request. For purposes of our plan asset disclosure, we consider the investment in the CMRT as a Level 2 input because (i) the CMRT value is established semi-monthly and we have the right to redeem our investment in the CMRT, in part or in whole, at anytime based on the most recent value and (ii) observable inputs from Level 1 or Level 2 were used to value approximately 86% and 75% of the assets in our portion of the CMRT at December 31, 2009 and 2010, respectively, as noted below. The aggregate fair value of the portion of the CMRT in which our U.S. plan assets are invested, including funds of Contran and its other affiliates that also invest in the CMRT, and supplemental asset mix details of the CMRT as of December 31, 2009 and 2010, are as follows:

	2009	2010
	(dollars in millions)

CMRT asset value (portion which includes our U.S. plan assets)	$372.7	$449.7

CMRT fair value input (portion which includes our U.S. plan assets)
Level 1	82%	74%
Level 2	4%	1%
Level 3	14%	25%

	100%	100%

CMRT asset mix (portion which includes our U.S. plan assets)
Domestic equities, principally publically traded	45%	57%
International equities, publically traded	8%	3%
Fixed income securities, publically traded	33%	25%
Privately managed limited partnerships	12%	13%
Other	2%	2%

	100%	100%

Our U.K. plan’s assets are managed by third party investment managers. These investment managers periodically change the asset mix based upon, among other things, advice from third-party advisors and the investment sub-committee and their respective expectations as to what asset mix will generate the greatest overall risk-adjusted return. In determining the expected long-term rate of return on plan asset assumptions for our U.K. plan assets, we consider the long-term asset mix and the expected long-term rates of return for the asset components. In addition, we receive advice about appropriate long-term rates of return from our third-party actuaries. We currently have a target asset allocation of 80% to equity securities and 20% to fixed income securities for our U.K. plan, and we expect the long-term rate of return for plan assets to average approximately 350 basis points above the annualized yield on 20 year U.K. government bonds. The U.K. plan assets are valued using Level 1 inputs because they are traded in active markets.

We regularly review our actual asset allocation for each of our plans, and periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when we consider it appropriate. At December 31, 2009 and 2010, the fair values of our plan assets were determined using the following inputs:

	Total	Level 1 inputs	Level 2 inputs	Level 3 inputs
	(in millions)
As of December 31, 2009
U.S. plan
CMRT	$48.1	$—	$48.1	$—

European plans
U.K. equity securities	86.8	86.8	—	—
Non-U.K. equity securities	28.0	28.0	—	—
U.K. fixed income securities	29.4	29.4	—	—
Cash, cash equivalents and other	1.8	1.8	—	—

Total	$194.1	$146.0	$48.1	$—

As of December 31, 2010
U.S. plan
CMRT	$57.3	$—	$57.3	$—

European plans
U.K. equity securities	39.9	39.9	—	—
Non-U.K. equity securities	99.4	99.4	—	—
U.K. fixed income securities	23.2	23.2	—	—
Non-U.K. fixed income securities	1.3	1.3
Cash, cash equivalents and other	0.2	0.2	—	—

Total	$221.3	$164.0	$57.3	$—

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

The plan under which these benefits are provided is unfunded, and contributions to the plan during the year equal benefits paid. The components of accumulated OPEB obligations and periodic OPEB cost, based on a December 31 measurement date, are set forth as follows for the years ended December 31:

	2009	2010
	(In millions)
Actuarial present value of accumulated OPEB obligations:
Balance at beginning of year	$30.4	$21.3
Service cost	1.3	0.8
Interest cost	1.5	1.0
Amendments	(6.0)	—
Actuarial gain	(4.6)	(1.4)
Participant contributions	0.7	0.1
Benefits paid	(2.0)	(1.4)

Balance at end of year	$21.3	$20.4

Fair value of plan assets	$—	$—

Funded status	$(21.3)	$(20.4)

Amounts recognized in balance sheets:
Current accrued OPEB cost	$(1.4)	$(1.3)
Noncurrent accrued OPEB cost	(19.9)	(19.1)

Funded status	(21.3)	(20.4)

Accumulated other comprehensive loss:
Net actuarial loss	3.2	2.4
Prior service credit	(6.6)	(5.7)

Total	$(24.7)	$(23.7)

The amounts shown in the table above for actuarial losses and prior service credit at December 31, 2009 and 2010 have not yet been recognized as components of our periodic OPEB cost as of those dates. These amounts will be recognized as components of our periodic OPEB cost in future years. However, these amounts, net of deferred income taxes, are recognized in AOCI. Of the amounts included in AOCI as of December 31, 2010 related to our OPEB plan, we currently expect to recognize net actuarial gains of $0.4 million and prior service credits of $0.9 million as a component of net periodic OPEB expense during 2011. The table below details the changes in benefit obligations recognized in accumulated other comprehensive income for the years ended December 31:

	2008	2009	2010
	(In millions)

Net actuarial gain arising during the year	$2.5	$4.6	$1.4
Net prior service credit arising during the year	—	6.0	—
Amortization included in net OPEB expense:
Net actuarial losses (gains)	0.5	0.4	(0.7)
Prior service credit	(0.3)	(0.1)	(0.8)

Total	$2.7	$10.9	$(0.1)

The components of the net periodic OPEB expense are set forth below for the years ended December 31:

	2008	2009	2010
	(In millions)

Service cost	$1.1	$1.3	$0.8
Interest cost	1.6	1.5	1.0
Amortization of net losses (gains)	0.5	0.4	(0.7)
Amortization of prior service credit	(0.3)	(0.1)	(0.8)

Net OPEB expense	$2.9	$3.1	$0.3

We used the following weighted-average discount rate and health care cost trend rate (“HCCTR”) assumptions to arrive at the aforementioned benefit obligations and net periodic expense:

	Significant assumptions used to calculate accumulated OPEB obligation at December 31,
	2009	2010

Discount rate	5.65%	5.20%
Beginning HCCTR	8.50%	8.00%
Ultimate HCCTR	4.50%	4.50%
Ultimate year	2017	2017

	Significant assumptions used to calculate net periodic OPEB expense for the year ended December 31,
	2008	2009	2010

Discount rate	5.90%	5.75%	5.65%
Beginning HCCTR	5.83%	5.46%	8.50%
Ultimate HCCTR	4.00%	4.00%	4.50%
Ultimate year	2010	2013	2017

In the fourth quarter of 2009, we amended our benefit formula for most participants of the plan effective as of January 1, 2010, resulting in a prior service credit of approximately $6.0 million as of December 31, 2009. Key assumptions including the discount rate and HCCTR as of December 31, 2009 and 2010 now reflect these plan revisions to the benefit formula. If the HCCTR were increased by one percentage point for each year, the aggregate of the service and interest cost components of OPEB expense would have increased approximately $0.2 million in 2010, and the actuarial present value of accumulated OPEB obligations at December 31, 2010 would have increased approximately $1.6 million. If the HCCTR were decreased by one percentage point for each year, the aggregate of the service and interest cost components of OPEB expense would have decreased approximately $0.2 million in 2010, and the actuarial present value of accumulated OPEB obligations at December 31, 2010 would have decreased approximately $1.4 million.

Based upon current projections, we believe that we will be required to pay the following OPEB benefits over the next ten years:

Projected OPEB benefits
(In millions)
Year ending December 31,
2011	$1.3
2012	1.4
2013	1.5
2014	1.5
2015	1.7
2016 through 2020	10.6

Note 15 – Related party transactions

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

Under the terms of various intercorporate services agreements (“ISAs”) that we have historically entered into with various related parties, including Contran, employees of one company provide certain management, tax planning, legal, financial, risk management, environmental, administrative, facility or other services to the other company on a fee basis. Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient and the compensation of such persons, or the cost of facilities, equipment or supplies provided. Our independent directors review and approve the fees we pay under the ISAs. We paid Contran ISA fees of $8.2 million in 2008, $8.6 million in 2009 and $8.9 million in 2010. This agreement is renewed annually, and we expect to pay a net amount of $9.8 million under the ISA during 2011.

Tall Pines Insurance Company (including a predecessor company, Valmont Insurance Company) and EWI RE, Inc. provide for or broker insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines and EWI are subsidiaries of Contran. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker. Our aggregate premiums, including commissions, for such policies were approximately $7.8 million in 2008, $7.1 million in 2009 and $6.3 million in 2010. Tall Pines purchases reinsurance for substantially all of the risks it underwrites. We expect that these relationships with Tall Pines and EWI will continue in 2011.

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

A subsidiary of Contran owns 32% of BMI. Among other things, BMI provides utility services (primarily water distribution, maintenance of a common electrical facility and sewage disposal monitoring) to us and other manufacturers within an industrial complex located in Henderson, Nevada. Power transmission and sewer services are provided on a cost reimbursement basis, similar to a cooperative, while water delivery is currently provided at the same rates as are charged by BMI to an unrelated third party. We paid BMI $2.3 million during 2008, $2.2 million during 2009 and $1.4 million during 2010 for these utility services. We also paid BMI an electrical facilities upgrade fee of $0.8 million in each of 2008 and 2009 and nil in 2010, and this fee terminated completely after January 2010.

From time to time, companies related to Contran will have loans and advances outstanding between them and various related parties pursuant to term and demand notes. These loans and advances are generally entered into for specific transactions or cash management purposes. Under these loans, the lender is generally able to earn a higher rate of return on the loan than would have been earned if the lender invested the funds in other investments, and the borrower is able to pay a lower rate of interest than would be paid if the borrower had incurred third-party indebtedness. While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to the lender, the lender will evaluate the credit risks involved and appropriately reflect those credit risks in the terms of the applicable loan. In this regard, during 2009 we entered into an unsecured revolving credit facility with Contran pursuant to which, as amended, we may loan up to $90 million to Contran. Our loans to Contran bear interest at the prime rate minus 1.5% for the first $15 million borrowed, and the prime rate for any amounts borrowed in excess of $15 million, with all outstanding principal due on demand (and in any event no later than March 31, 2012). The amount of our outstanding loans we have to Contran at any time is solely at our discretion. Contran had an aggregate outstanding principal balance of $33.8 million as of December 31, 2009 and $6.1 million as of December 31, 2010 pursuant to this facility.

We have previously purchased and sold investments in the common stock of certain related parties. In one such sale, prior to 2008, after approval by the independent members of our board of directors, CompX International, Inc. acquired all of our minority common stock ownership position in CompX for $19.50 per share, a recent price (at the time of the sale) at which CompX had been repurchasing its stock in open market transactions, or an aggregate of $52.6 million. As consideration for the shares, CompX issued a $52.6 million subordinated promissory note to us that bears interest at LIBOR plus 1%, requires quarterly principal payments of $0.3 million beginning in September 2008 with the balance due in September 2014. The promissory note is subordinate to any outstanding balance under CompX’s U.S. revolving bank credit facility, and CompX may make prepayments of principal at any time. CompX made aggregate principal payments to us of $7.3 million during 2008, $0.5 million during 2009 and nil during 2010. In September 2009, we agreed to amend the terms of the note to defer the required quarterly principal payments of $0.3 million until March 31, 2011.

Our notes receivable from affiliates, including those resulting from the sale of certain investments more fully discussed above and in Note 12 and the unsecured revolving credit facility discussed above, are summarized in the following table. Interest income on such notes was $2.7 million in 2008, $1.2 million in 2009 and $2.5 million in 2010.

	December 31,
	2009	2010
	(In millions)
Notes receivable from affiliates:
CompX	$42.5	$43.1
Contran promissory note from sale of certain securities	16.7	16.7
Contran unsecured revolving demand promissory note	33.8	6.1

Total notes receivable from affiliates	$93.0	$65.9

Less current portion of notes receivable	33.8	24.7

Noncurrent notes receivable from affiliates	$59.2	$41.2

Based on the previously discussed agreements and relationships, receivables from and payables to various related parties arise in the normal course of business, but these balances were nominal as of December 31, 2009 and 2010.

Note 16 – Commitments and contingencies

Long-term agreements. We have LTAs with certain major customers, including, among others, Boeing, Rolls-Royce plc and its German and U.S. affiliates, United Technologies Corporation (“UTC”, Pratt & Whitney and related companies), the Safran companies (“Safran,” Snecma and related companies), Wyman-Gordon (a unit of Precision Castparts Corporation (“PCC”)) and VALTIMET. These agreements have varying expiration dates through 2030, are subject to certain conditions, and generally provide for (i) minimum market shares of the customers’ titanium requirements or firm annual volume commitments, (ii) formula-determined prices (including some elements based on market pricing) and (iii) price adjustments for certain raw material and energy cost fluctuations. Generally, the LTAs require our service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types. In certain events of nonperformance by us or the customer, the LTAs may be terminated early. Although it is possible that some portion of the business would continue on a non-LTA basis, the termination or expiration without renewal of one or more of the LTAs could result in a material effect on our business, results of operations, financial position or liquidity. The LTAs were designed to limit price volatility to the customer and to us, while providing us with a committed base of volume throughout the titanium industry business cycles.

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

The following table provides supplemental customer receivable and sales revenue information:

	Year ended December 31,
	2008	2009	2010
Significant customer receivable balances as a percentage of total trade receivables:

PCC and PCC-related entities (1)	12%	15%	22%

Significant sales revenue as a percentage of total sales revenue:

Ten largest customers	49%	57%	54%

Significant customers:
PCC and PCC-related entities (1)	10%	15%	16%
Boeing	12%	17%	10%

Commercial aerospace sector	59%	60%	62%

Total LTAs	56%	64%	62%

Significant LTAs:
Rolls-Royce (1)	13%	13%	16%
Boeing	12%	17%	10%

(1)

PCC and PCC-related entities (primarily Wyman-Gordon) serve as a supplier to certain commercial aerospace manufacturers, including Rolls-Royce. Certain sales we make directly to PCC and PCC-related entities also count towards, and are reflected in the table above as, sales to Rolls-Royce under the Rolls-Royce LTA.

Operating leases. We lease certain manufacturing and office facilities and various equipment under non-cancelable operating leases with remaining terms ranging from one to twelve years. Most of the leases contain purchase options at fair market value and/or various term renewal options at fair market rental rates. At December 31, 2010, future minimum payments under non-cancelable operating leases having an initial term in excess of one year were as follows:

Amount
(In millions)
Year ending December 31,
2011	$6.3
2012	5.8
2013	4.8
2014	3.9
2015	3.7
2016 and thereafter	20.5

$45.0

Net rent expense under all leases, including those with original terms of less than one year, was $8.1 million in each of 2008, 2009 and 2010. We are also obligated under certain operating leases for our pro rata share of the lessor’s operating expenses.

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

	Titanium sponge	Services	Energy	Total
	(In millions)
Year ended December 31,
2011	$116.3	$12.5	$9.0	$137.8
2012	69.2	10.5	2.8	82.5
2013	74.3	10.5	2.3	87.1
2014	64.2	4.8	2.1	71.1
2015	64.2	4.8	2.1	71.1
2016 and thereafter	387.1	18.5	10.5	416.1

	$775.3	$61.6	$28.8	$865.7

Environmental matters. As a result of Environmental Protection Agency (“EPA”) inspections, in April 2009 the EPA issued a Notice of Violation (“Notice”) to us alleging that we violated certain provisions of the Resource Conservation and Recovery Act and the Toxic Substances Control Act (“TSCA”) at our Henderson plant. We responded to the EPA and are currently in discussions with them concerning the nature and extent of required follow-up testing and potential remediation that may be required. During 2010, we submitted detailed proposals for testing that will provide information to assist us in determining the scope and method of any remediation that may be required under the Notice. In addition, we submitted proposals for work intended to resolve two of the alleged violations identified in the Notice.

In May 2010, the EPA notified us alleging two unrelated violations of the recordkeeping and reporting requirements of TSCA at our Henderson plant and initiated an investigation of our Morgantown plant under these provisions of TSCA. In June 2010, with EPA approval, we conducted a voluntary self-audit of TSCA compliance at all of our U.S. facilities and disclosed the results of the self-audit to the EPA, including our findings with respect to areas of non-compliance.

As part of our continuing environmental assessment with respect to our plant site in Henderson, Nevada, in 2008 we completed and submitted to the Nevada Department of Environmental Protection (“NDEP”) a Remedial Alternative Study (“RAS”) with respect to the groundwater located beneath the plant site. The RAS, which was submitted pursuant to an existing agreement between the NDEP and us, addressed the presence of certain contaminants in the plant site groundwater that require remediation. The NDEP completed its review of the RAS and our proposed remedial alternatives, and the NDEP issued its record of decision in February 2009, which selected our preferred groundwater remedial alternative action plan. We commenced implementation of the plan in the fourth quarter of 2009. In connection with our implementation of the plan, we are undertaking soil remediation to address source areas associated with conveyance ditches previously used by several companies in the BMI complex, the cost of which is covered by insurance.

We had $2.5 million accrued at December 31, 2010 for remediation activities anticipated at our Henderson plant site, including amounts accrued at the lower end of the range of estimated costs for the groundwater remedial action plan selected by the NDEP in its record of decision and for additional soil remediation. We will continue evaluating alternative methods and timing for all of our remediation activities, and if necessary, we may revise our estimated costs in the future. We estimate the upper end of the range of reasonably possible costs related to all of our environmental matters, including the current accrual, to be approximately $4.9 million. We expect these estimated costs to be incurred over a remediation period of at least five years.

In August 2009, we filed a claim in the bankruptcy proceedings of Tronox Incorporated (“Tronox”), which operates a manufacturing site adjacent to our Henderson, Nevada plant. In our claim, we asserted that Tronox’s operations at its Henderson manufacturing site contribute to the groundwater contamination at our site, and that Tronox should therefore be responsible for reimbursing us for a portion of the cost of our remediation activities. In February 2011, Tronox emerged from bankruptcy. As part of the Tronox plan of reorganization, in February 2011 we received (i) 49,963 shares of common stock of the reorganized Tronox and (ii) an additional 46,617 shares of such common stock that we purchased for an aggregate of $1.3 million in cash pursuant to the exercise of our right to participate in a Tronox common stock rights offering, in both cases in partial satisfaction of our claim. We could in the future receive additional consideration for the remaining portion of our claim, but the timing and amount of any such additional consideration that we might receive is not determinable. We expect to complete our determination of the fair value of the consideration received in February 2011 in partial satisfaction of our claim in the first quarter of 2011 and to report a gain in that period.

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

Note 17 – Earnings per share

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

	Year ended December 31,
	2008	2009	2010
	(In millions)
Numerator:
Net income attributable to TIMET common stockholders	$162.2	$34.3	$80.6
Dividends on Series A Preferred Stock (1)	0.3	—	0.1

Diluted net income attributable to TIMET common stockholders	$162.5	$34.3	$80.7

Denominator:
Average common shares outstanding	181.4	180.7	179.9
Series A Preferred Stock (1)	1.0	—	0.5
Average dilutive stock options	0.1	—	—

Diluted shares	182.5	180.7	180.4

(1)	Excludes the anti-dilutive effects from conversion of the outstanding Series A Preferred Stock in 2009.

Note 18 – Business segment information

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

	Year ended December 31,
	2008	2009	2010
	(In millions, except product shipment data)
Titanium melted and mill products:
Melted product net sales	$115.5	$69.0	$107.5
Mill product net sales	913.5	635.2	684.9
Other titanium product sales	122.5	69.8	64.8

Total net sales	$1,151.5	$774.0	$857.2

Melted product shipments:
Volume (metric tons)	3,850	2,750	5,220
Average selling price (per kilogram)	$30.00	$25.10	$20.60

Mill product shipments:
Volume (metric tons)	15,050	11,425	12,790
Average selling price (per kilogram)	$60.70	$55.60	$53.55

Geographic segments:
Net sales – point of origin:
United States	$724.2	$516.1	$567.6
United Kingdom	247.7	148.4	191.1
France	118.1	78.6	74.6
Italy	61.4	30.8	23.6
Germany	0.1	0.1	0.3

	$1,151.5	$774.0	$857.2

Net sales – point of destination:
United States	$681.1	$505.9	$546.7
United Kingdom	152.9	112.1	140.0
France	111.5	59.2	60.5
Other locations	206.0	96.8	110.0

	$1,151.5	$774.0	$857.2

Long-lived assets – property and equipment, net:
United States	$348.4	$329.9	$303.6
United Kingdom	68.1	75.6	69.4
Other Europe	10.6	10.6	8.6

	$427.1	$416.1	$381.6

Note 19 – Quarterly results of operations (unaudited)

	For the quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share data)

Year ended December 31, 2009: (1)

Net sales	$203.4	$205.7	$181.4	$183.5
Gross margin	39.4	31.6	17.7	24.5
Operating income	26.4	15.6	3.5	9.3
Net income	20.6	9.1	1.1	5.0
Net income attributable to TIMET common stockholders	19.6	8.6	1.1	4.9

Basic and diluted earnings per share attributable to TIMET common stockholders	$0.11	$0.05	$0.01	$0.03

Year ended December 31, 2010: (1)

Net sales	$217.5	$212.0	$210.3	$217.3
Gross margin	37.8	40.8	49.6	50.6
Operating income	24.2	26.7	36.0	33.9
Net income	17.3	19.9	21.7	23.9
Net income attributable to TIMET common stockholders	16.7	19.0	21.5	23.3

Basic and diluted earnings per share attributable to TIMET common stockholders	$0.09	$0.11	$0.12	$0.13

(1)	The sum of quarterly amounts may not agree to the full year results due to rounding.