Form 10-Q
period 2011-03-31
TITANIUM METALS CORP
filed 2011-05-05
CIK 1011657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of shares of common stock outstanding on April 27, 2011: 180,174,253

TITANIUM METALS CORPORATION

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

TITANIUM METALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2010	March 31, 2011
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$283.4	$83.1
Marketable securities	—	206.2
Accounts and other receivables	123.0	150.3
Notes receivable from affiliates	24.7	22.4
Inventories	470.7	512.1
Refundable income taxes	3.0	1.1
Deferred income taxes	28.1	28.6
Other	7.8	12.2

Total current assets	940.7	1,016.0
Marketable securities	38.1	47.6
Notes receivable from affiliates	41.2	37.0
Property and equipment, net	381.6	379.1
Deferred income taxes	21.3	20.3
Other	75.1	79.2

Total assets	$1,498.0	$1,579.2

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31, 2010	March 31, 2011
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$52.3	$72.3
Accrued and other current liabilities	67.3	66.7
Income taxes payable	2.6	12.6
Deferred income taxes	0.6	0.8

Total current liabilities	122.8	152.4
Accrued OPEB cost	19.1	19.3
Accrued pension cost	85.3	84.9
Deferred income taxes	34.0	38.8
Other	11.1	10.8

Total liabilities	272.3	306.2

Equity:
TIMET stockholders’ equity:
Series A Preferred Stock	0.7	0.7
Common stock	1.8	1.8
Additional paid-in capital	507.8	507.8
Retained earnings	811.6	840.5
Accumulated other comprehensive loss	(112.0)	(95.3)

Total TIMET stockholders’ equity	1,209.9	1,255.5
Noncontrolling interest in subsidiary	15.8	17.5

Total equity	1,225.7	1,273.0

Total liabilities and equity	$1,498.0	$1,579.2

Commitments and contingencies

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended March 31,
	2010	2011
	(unaudited)
Net sales	$217.5	$252.0
Cost of sales	179.7	203.8

Gross margin	37.8	48.2
Selling, general, administrative and development expense	13.6	14.8
Other income, net	—	11.6

Operating income	24.2	45.0
Other non-operating income (expense), net	3.0	(0.4)

Income before income taxes	27.2	44.6
Provision for income taxes	9.9	14.9

Net income	17.3	29.7
Noncontrolling interest in net income of subsidiary	0.5	0.8

Net income attributable to TIMET stockholders	16.8	28.9
Dividends on Series A Preferred Stock	0.1	—

Net income attributable to TIMET common stockholders	$16.7	$28.9

Basic and diluted earnings per share attributable to TIMET common stockholders	$0.09	$0.16
Weighted average shares outstanding:
Basic	179.6	180.2
Diluted	180.6	180.4

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended March 31,
	2010	2011
	(unaudited)
Cash flows from operating activities:
Net income	$17.3	$29.7
Depreciation and amortization	13.1	12.3
Gain on settlement	—	(10.6)
Gain on sale of marketable securities	—	(1.3)
Deferred income taxes	0.6	1.9
Other, net	0.9	1.4
Change in assets and liabilities:
Receivables	(28.5)	(25.1)
Inventories	36.8	(36.5)
Accounts payable and accrued liabilities	(2.4)	14.7
Income taxes	8.8	11.9
Other, net	5.2	(4.6)

Net cash provided (used) by operating activities	51.8	(6.2)

Cash flows from investing activities:
Capital expenditures	(2.4)	(7.6)
Marketable securities:
Purchases	—	(205.9)
Proceeds from sale	—	13.2
Notes receivable from affiliates:
Loans	(31.2)	(24.8)
Collections of principal payments	27.1	30.5
Other, net	(0.1)	(2.0)

Net cash used in investing activities	(6.6)	(196.6)

Cash flows from financing activities:
Treasury stock purchases	(1.3)	—
Other, net	(0.1)	—

Net cash used in financing activities	(1.4)	—

Net cash provided (used) by operating, investing and financing activities:	43.8	(202.8)
Effect of exchange rate changes on cash	(1.7)	2.5

Net cash provided (used) during period	42.1	(200.3)
Cash and cash equivalents at beginning of period	169.4	283.4

Cash and cash equivalents at end of period	$211.5	$83.1

Supplemental disclosures of cash paid for:
Income taxes	$0.5	$1.1

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

(In millions)

	TIMET stockholders’ equity
	Series A Preferred Stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total	Comprehensive income
Balance at December 31, 2010	$0.7	$1.8	$507.8	$811.6	$(112.0)	$15.8	$1,225.7
Net income	—	—	—	28.9	—	0.8	29.7	$29.7
Other comprehensive income	—	—	—	—	16.7	0.9	17.6	17.6

Balance at March 31, 2011	$0.7	$1.8	$507.8	$840.5	$(95.3)	$17.5	$1,273.0

Comprehensive income								$47.3

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

Note 1 – Basis of presentation and organization

Basis of presentation. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 that we filed with the Securities and Exchange Commission (“SEC”) on February 28, 2011 (“2010 Annual Report”). They include the accounts of Titanium Metals Corporation and its majority owned subsidiaries (collectively referred to as “TIMET”). Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to TIMET and its subsidiaries, taken as a whole. All material intercompany transactions and balances with consolidated subsidiaries have been eliminated. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed or omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2010) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2011 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2010 Consolidated Financial Statements contained in our 2010 Annual Report. Our first three fiscal quarters reported are the approximate 13-week periods ending on the Saturday generally nearest to March 31, June 30 and September 30. Our fourth fiscal quarter and fiscal year always end on December 31. For presentation purposes, our financial statements and the accompanying notes have been presented as ended on March 31, June 30, September 30 and December 31, as applicable.

Organization. At March 31, 2011, Contran Corporation and its subsidiaries held 28.6% of our outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. At March 31, 2011, Mr. Simmons and his spouse owned an aggregate of 15.2% of our common stock, and the Combined Master Retirement Trust (“CMRT”), a trust sponsored by Contran to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Contran and certain related companies, held an additional 8.6% of our common stock. Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT. Consequently, Mr. Simmons may be deemed to control each of Contran and us.

Note 2 – Fair value of financial instruments

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

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011

(Unaudited)

Note 3 – Marketable securities

Our marketable securities include investments in the publicly traded shares of related parties, including NL Industries, Inc., Kronos Worldwide, Inc. and Valhi, Inc., each a majority owned subsidiary of Contran, and mutual funds. All of our marketable securities are classified as available-for-sale, which are carried at fair value using quoted market prices in active markets for each marketable security, representing inputs from the highest level (level 1) within the fair value hierarchy. Because we have classified all of our marketable securities as available-for-sale, any unrealized gains or losses on the securities are recognized through other comprehensive income.

The following table summarizes the market value of our marketable securities as of December 31, 2010 and March 31, 2011:

Marketable security	Fair value measurement level	Market value	Cost basis	Unrealized gains (losses)
		(In millions)
As of December 31, 2010:
Noncurrent assets:
Valhi	1	$31.9	$29.5	$2.4
NL	1	2.5	2.5	—
Kronos	1	3.7	1.0	2.7

Total noncurrent marketable securities		$38.1	$33.0	$5.1

As of March 31, 2011:
Current assets:
Mutual funds	1	$206.2	$205.9	$0.3

Noncurrent assets:
Valhi	1	39.2	29.5	9.7
NL	1	3.3	2.5	0.8
Kronos	1	5.1	1.0	4.1

Total noncurrent marketable securities		$47.6	$33.0	$14.6

We own 1.4 million shares of Valhi common stock that we purchased in a series of market transactions prior to 2011 for an aggregate of $29.5 million, and we held approximately 1.3% of Valhi common stock at March 31, 2011. Additionally, we held approximately 0.5% of NL’s outstanding common stock and 0.1% of Kronos’ outstanding common stock at March 31, 2011.

At March 31, 2011, we also hold investments in various mutual funds which have a primary investment objective of holding corporate and government debt securities from U.S. and other markets. These funds have daily liquidity and are held for the temporary investment of cash available for our current operations in order to generate a higher return than would be available if such funds were invested in an asset qualifying for classification as a cash equivalent, and accordingly, we have classified our investments in these mutual funds as a current asset.

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011

(Unaudited)

Note 4 – Notes receivable from affiliates

From time to time, companies related to Contran will have loans and advances outstanding between them and various related parties pursuant to term and demand notes. These loans and advances are generally entered into for specific transactions or cash management purposes.

The following table summarizes the aggregate outstanding principal balances on our notes receivable from affiliates as of December 31, 2010 and March 31, 2011:

	December 31, 2010	March 31, 2011
	(In millions)
Notes receivable from affiliates:
CompX	$43.1	$38.0
Contran promissory note from sale of certain securities	16.7	16.7
Contran unsecured revolving demand promissory note	6.1	4.7

Total notes receivable from affiliates	$65.9	$59.4
Less current portion of notes receivable	24.7	22.4

Noncurrent notes receivable from affiliates	$41.2	$37.0

Note 5 – Inventories

	December 31, 2010	March 31, 2011
	(In millions)
Raw materials	$100.9	$101.0
Work-in-process	235.9	260.0
Finished products	88.7	91.6
Inventory consigned to customers	19.4	30.3
Supplies	25.8	29.2

Total inventories	$470.7	$512.1

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011

(Unaudited)

Note 6 – Property and equipment

	December 31, 2010	March 31, 2011
	(In millions)
Land and improvements	$13.9	$13.9
Buildings and improvements	70.5	70.6
Computer equipment and software	69.8	69.2
Manufacturing equipment and other	573.1	582.1
Construction in progress	32.0	31.3

Total property and equipment	759.3	767.1
Less accumulated depreciation	377.7	388.0

Total property and equipment, net	$381.6	$379.1

Note 7 – Other noncurrent assets

	December 31, 2010	March 31, 2011
	(In millions)
Prepaid conversion services	$39.7	$39.1
Other	35.4	40.1

Total other noncurrent assets	$75.1	$79.2

Note 8 – Accrued and other current liabilities

	December 31, 2010	March 31, 2011
	(In millions)
Employee related	$29.9	$26.3
Customer advances	11.3	11.2
Deferred revenue	12.9	12.9
Other	13.2	16.3

Total accrued liabilities	$67.3	$66.7

Note 9 – Equity

During 2007, our board of directors authorized the repurchase of up to $100 million of our common stock in open market transactions or in privately negotiated transactions, with the intention that any repurchased shares will be retired and cancelled. We have not purchased any shares of our common stock under such program during the first quarter of 2011. At March 31, 2011, we could purchase an additional $44.9 million of our common stock under our board of directors’ authorization.

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011

(Unaudited)

Note 10 – Employee benefits

Defined benefit pension plans. The components of the net periodic pension expense are set forth below:

	Three months ended March 31,
	2010	2011
	(In millions)
Service cost	$0.7	$0.7
Interest cost	4.3	4.2
Expected return on plan assets	(3.9)	(4.5)
Amortization of net losses	2.9	2.4
Amortization of prior service cost	0.1	0.1

Total pension expense	$4.1	$2.9

Postretirement benefits other than pensions (“ OPEB”). The components of net periodic OPEB expense are set forth below:

	Three months ended March 31,
	2010	2011
	(In millions)
Service cost	$0.2	$0.2
Interest cost	0.3	0.3
Amortization of net gains	(0.1)	(0.1)
Amortization of prior service credit	(0.2)	(0.2)

Total OPEB expense	$0.2	$0.2

Note 11 – Other income and expense

In August 2009, we filed a claim in the bankruptcy proceedings of Tronox Incorporated, which operates a manufacturing site adjacent to our Henderson, Nevada plant site. In our claim, we asserted that Tronox’s operations at its manufacturing site contribute to the groundwater contamination at our site discussed in Note 13, and that Tronox should therefore be responsible for reimbursing us for a portion of the cost of our remediation activities. In February 2011, Tronox emerged from bankruptcy upon the effectiveness of their plan of reorganization. As part of the Tronox plan of reorganization, in February 2011 we received (i) 49,963 shares of common stock of the reorganized Tronox and (ii) an additional 46,617 shares of such common stock that we purchased for an aggregate of $1.3 million in cash pursuant to the exercise of our right to participate in a Tronox common stock rights offering, in both cases in partial satisfaction of our claim. We could in the future receive additional consideration for the remaining portion of our claim, but the timing and amount of any such additional consideration that we might receive is not determinable. The aggregate fair value of the consideration we received in February 2011 upon Tronox’s emergence from bankruptcy, using the over-the-counter quoted market price of such common stock on the date Tronox’s plan of reorganization became effective (a level 2 input in the fair value hierarchy), was $10.6 million ($0.04 per diluted share, net of income taxes) and is included in other operating income.

Subsequently, in March 2011 we sold all of our shares of Tronox common stock in an over-the-counter market transaction and realized a gain of $1.3 million which is included in other non-operating income.

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011

(Unaudited)

Note 12 – Income taxes

	Three months ended March 31,
	2010	2011
	(In millions)
Expected income tax expense, at 35%	$9.5	$15.6
Non-U.S. tax rates	0.3	(0.4)
U.S. state income taxes, net	0.5	0.6
Domestic manufacturing credit	(0.7)	(1.0)
Nondeductible expenses	0.7	0.1
Other, net	(0.4)	—

Total income tax expense	$9.9	$14.9

Note 13 – Environmental matters

As a result of Environmental Protection Agency (“EPA”) inspections, in April 2009 the EPA issued a Notice of Violation (“Notice”) to us alleging that we violated certain provisions of the Resource Conservation and Recovery Act and the Toxic Substances Control Act (“TSCA”) at our Henderson plant. We responded to the EPA and are currently in discussions with them concerning the nature and extent of required follow-up testing and potential remediation that may be required. In addition, we are currently performing work in accordance with an approved plan to address one of the matters raised in the Notice.

In May 2010, the EPA notified us alleging two unrelated violations of the recordkeeping and reporting requirements of TSCA at our Henderson plant and initiated an investigation of our Morgantown plant under these provisions of TSCA. In June 2010, with EPA approval, we conducted a voluntary self-audit of TSCA compliance at all of our U.S. facilities and disclosed the results of the self-audit to the EPA, including our findings with respect to areas of non-compliance. We do not expect the consequences of such non-compliance to have a material adverse effect on our results of operations, financial condition or liquidity.

As part of our continuing environmental assessment with respect to our plant site in Henderson, in 2008 we completed and submitted to the Nevada Department of Environmental Protection (“NDEP”) a Remedial Alternative Study (“RAS”) with respect to the groundwater located beneath the plant site. The RAS, which was submitted pursuant to an existing agreement between the NDEP and us, addressed the presence of certain contaminants in the plant site groundwater that require remediation. The NDEP completed its review of the RAS and our proposed remedial alternatives, and the NDEP issued its record of decision in February 2009, which selected our preferred groundwater remedial alternative action plan. We commenced implementation of the plan in the fourth quarter of 2009. In connection with our implementation of the plan, we are undertaking soil remediation to address source areas associated with conveyance ditches previously used by several companies in the BMI complex, the cost of which is covered by insurance.

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011

(Unaudited)

We had $2.4 million accrued at March 31, 2011 for remediation activities anticipated at our Henderson plant site, including amounts accrued at the lower end of the range of estimated costs for the groundwater remedial action plan selected by the NDEP in its record of decision and for additional soil remediation. We will continue evaluating alternative methods and timing for all of our remediation activities, and if necessary, we may revise our estimated costs in the future. We estimate the upper end of the range of reasonably possible costs related to all of our environmental matters, in excess of our existing accrual, to be approximately $2.4 million. We expect these estimated costs to be incurred over a remediation period of at least five years.

Note 14 – Earnings per share

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

	Three months ended March 31,
	2010	2011
	(In millions)
Numerator:
Net income attributable to TIMET common stockholders	$16.7	$28.9
Dividends on Series A Preferred Stock	0.1	—

Diluted net income attributable to TIMET common stockholders	$16.8	$28.9

Denominator:
Average common shares outstanding	179.6	180.2
Series A Preferred Stock	1.0	0.2

Diluted shares	180.6	180.4

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011

(Unaudited)

Note 15 – Business segment information

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

	Three months ended March 31,
	2010	2011
	(In millions, except product shipment data)
Titanium melted and mill products:
Melted product net sales	$22.5	$34.1
Mill product net sales	176.0	203.4
Other titanium product sales	19.0	14.5

Total net sales	$217.5	$252.0

Melted product shipments:
Volume (metric tons)	1,140	1,495
Average selling price (per kilogram)	$19.75	$22.80
Mill product shipments:
Volume (metric tons)	3,395	3,910
Average selling price (per kilogram)	$51.85	$52.05

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q (“Quarterly Report”) that are not historical facts, including, but not limited to, statements found in the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements can generally be identified by the use of words such as “believes,” “intends,” “may,” “will,” “looks,” “should,” “could,” “anticipates,” “expects” or comparable terminology or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including risks and uncertainties in those portions referenced above and those described from time to time in our other filings with the SEC which include, but are not limited to:

•	the cyclicality of the commercial aerospace industry;

•	the performance of our customers, our vendors and us under our long-term agreements;

•	the existence, amendment or renewal of certain long-term agreements;

•	the difficulty in forecasting demand for titanium products;

•	global economic, financial and political conditions;

•	global production capacity for titanium;

•	changes in product pricing and costs;

•	the impact of long-term contracts with vendors on our ability to reduce or increase supply;

•	the possibility of labor disruptions;

•	fluctuations in currency exchange rates;

•	fluctuations in the market price of marketable securities;

•	uncertainties associated with new product or new market development;

•	the availability of raw materials and services;

•	changes in raw material prices and other operating costs (including energy costs);

•	possible disruption of business or increases in the cost of doing business resulting from terrorist activities or global conflicts;

•	possible disruption of business or increases in the cost of doing business resulting from natural disasters or other accidents impacting us, our customers or our vendors;

•	competitive products and strategies; and

•	other risks and uncertainties.

Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report and with our Consolidated Financial Statements and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in our 2010 Annual Report.

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

RESULTS OF OPERATIONS

Quarter ended March 31, 2011 compared to quarter ended March 31, 2010

Summarized financial information. The following table summarizes certain information regarding our results of operations for the three months ended March 31, 2010 and 2011. Our reported average selling prices reflect actual selling prices after the effects of currency exchange rates, customer and product mix and other related factors throughout the periods presented.

	Three months ended March 31,
	2010	% of total net sales	2011	% of total net sales
	(In millions, except product shipment data)
Net sales:
Melted products	$22.5	10%	$34.1	14%
Mill products	176.0	81%	203.4	81%
Other titanium products	19.0	9%	14.5	5%

Total net sales	217.5	100%	252.0	100%
Cost of sales	179.7	83%	203.8	81%

Gross margin	37.8	17%	48.2	19%
Selling, general, administrative and development expense	13.6	6%	14.8	6%
Other income, net	—	—	11.6	5%

Operating income	$24.2	11%	$45.0	18%

Melted product shipments:
Volume (metric tons)	1,140		1,495
Average selling price (per kilogram)	$19.75		$22.80
Mill product shipments:
Volume (metric tons)	3,395		3,910
Average selling price (per kilogram)	$51.85		$52.05

Net sales. Our net sales were $252.0 million for the first quarter of 2011 compared to net sales of $217.5 million for the first quarter of 2010. The 16% increase in net sales was primarily the result of a 31% increase in melted product volumes and a 15% increase in mill product volumes and higher average selling prices for both melted and mill products. Customer volume requirements during the first quarter of 2011 continue to reflect increasing demand for titanium products in the commercial aerospace sector, as manufacturing activity and inventory levels within the commercial aerospace supply chain continue to improve.

Gross margin. For the first quarter of 2011, our gross margin was $48.2 million compared to $37.8 million for the first quarter of 2010, reflecting higher sales volume and the related efficiencies resulting from greater utilization of our manufacturing capacity, as demand continues to improve. Increased production rates throughout our major manufacturing operations during the first quarter of 2011 resulted in a nominal amount of unabsorbed fixed overhead costs for the first quarter of 2011 as compared to $4.1 million in the same period of 2010.

Operating income. Operating income for the first quarter of 2011 was $45.0 million compared to $24.2 million for the same period of 2010, primarily reflecting the increase in gross margin and a $10.6 million gain on a partial settlement of a claim to recover certain groundwater remediation costs at our Henderson plant site from an unrelated third-party discussed in Note 11 to our Condensed Consolidated Financial Statements.

Income taxes. Our effective income tax rate was 34% for the first quarter of 2011 compared to 36% for the same period in 2010. We operate in multiple tax jurisdictions, and as a result, the geographic mix of our pre-tax income or loss can impact our overall effective tax rate. Our effective rate in the first quarter of 2011 was lower than the U.S. statutory rate primarily due to the effects of (i) the positive impact of a portion of our earnings being generated in lower tax rate jurisdictions and (ii) the positive impact of the domestic production activities deduction. Our effective income tax rate in the first quarter of 2010 was negatively impacted due to U.K. legislation that was enacted in 2009 causing us to revise our judgments regarding our ability to utilize certain foreign tax attributes and incremental taxes on foreign earnings.

European operations

We have substantial operations located in the United Kingdom, France and Italy. Approximately 39% of our sales originated in Europe for the three months ended March 31, 2011, a portion of which were denominated in foreign currency, principally the British pound sterling or the euro. Certain raw material costs, principally purchases of titanium sponge and alloys for our European operations, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of our European subsidiaries are those of their respective countries. Our European operations may incur borrowings denominated in U.S. dollars or in their respective functional currencies. Our export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations. We do not use currency contracts to hedge our currency exposures.

The translated U.S. dollar value of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. By applying the exchange rates prevailing during the prior year period to our local currency results of operations for the current year period, the translation impact of currency rate fluctuations can be estimated. As the U.S. dollar weakened versus the euro but remained steady against the British pound in the 2011 period compared to the 2010 period, fluctuations in foreign currency exchange rates had the following effects on our sales and operating income in the first quarter of 2011 as compared to the first quarter of 2010:

Three months ended March 31, 2011 vs. 2010
(In millions)
Decrease in:
Net sales	$(0.4)
Operating income	(0.1)

Other operating considerations

The effects of the earthquake and ensuing tsunami affecting Japan in early March 2011 will have varying degrees of impact to the manufacturing productivity and transportation capability throughout certain regions in Japan. While there was no damage to any of our suppliers’ facilities in the region, there is a possibility of rolling power curtailments during peak usage months for certain of our Japanese suppliers. However, we do not currently expect these power disruptions to have a material effect on our operations.

Outlook

The recovery in demand for titanium mill and melted products that began in 2010 has continued into 2011. Demand for our products continues to improve as customers, particularly in the commercial aerospace supply chain, continue to adjust their inventories to support the anticipated increased output levels for the remainder of 2011 and beyond. Our mill product shipments during the first quarter of 2011 were 15% higher than shipments during the first quarter of 2010, and melted product volumes exceeded the comparable prior year period by 31%. Increased manufacturing activity, together with our ongoing focus on cost control, contributed to improved operating income versus the prior year.

We believe that the rate of increase in demand for our products is likely to continue. While subject to temporary fluctuations resulting from adjustments of inventory levels within the supply chain, commercial aerospace demand should remain strong due to the combined effects of increases in build rates for certain commercial aircraft and the continued ramp up of next generation aircraft. If the industry’s estimated timelines for fleet replacement and commercial aircraft production are met, including Boeing achieving its expected timeline for initial customer deliveries of the 787 in the third quarter of this year, we anticipate production rates throughout the commercial aerospace supply chain will continue to show improvement and accelerate over the next several years. Early indications of increased activity and recovery in some industrial markets also contribute to our favorable outlook for titanium demand. Based on such factors, we expect the current level of year-over-year volume growth to continue, although the mix of products and customers may vary. Due to these and other factors, spot prices for melted and mill products have improved and should continue to improve for the remainder of the year.

We have been successful over the last several years in establishing significant flexibility and cost advantages in our entire manufacturing process. Our fiscal discipline and industry experience have allowed us to manage our production rates and costs effectively while investing capital conservatively and maintaining a strong, debt-free balance sheet. We believe our financial strength and operating flexibility position us to take advantage of opportunities to strengthen and expand our presence in key markets.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated cash flows for the three months ended March 31, 2010 and 2011 are presented below. The following should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

	Three months ended March 31,
	2010	2011
	(In millions)
Cash provided by (used in):
Operating activities	$51.8	$(6.2)
Investing activities	(6.6)	(196.6)
Financing activities	(1.4)	—

Net cash provided by (used in) operating, investing and financing activities	$43.8	$(202.8)

Operating activities. Cash flow from operations is a primary source of our liquidity. Changes in pricing, production volume and customer demand, among other things, could significantly affect our liquidity. Trends in cash flows from operating activities, excluding changes in assets and liabilities, have generally been similar to the trends in operating income. Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Changes in assets and liabilities tend to even out over time. However, period to period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. Our cash from operating activities decreased $58.0 million, from $51.8 million provided during the first three months of 2010 to $6.2 million used in the first three months of 2011 primarily due to the net effects of the following factors:

•	operating income increased by $20.8 million in 2011; and

•

net cash from the relative changes in our receivables, inventories, payables and accrued liabilities decreased by $52.8 million in 2011 resulting primarily from increased inventories to support higher production levels partially offset by the associated increases to payables and accrued liabilities.

Relative changes in working capital can have significant effects on cash flows from operating activities. As shown below, our average days sales outstanding (“DSO”) increased from December 31, 2010 to March 31, 2011. The increase in our DSO was the result of an increase in receivables relating to strong sales in the first quarter of 2011 and the timing of collection of those receivables.

As shown below, our average number of days sales in inventory (“DSI”) decreased from December 31, 2010 to March 31, 2011. The overall decrease in average DSI was the result of the timing of inventory purchases and our strong sales results during the first three months of 2011. Based on our sales order backlog and outlook for inventory purchases, we expect to deploy additional working capital to maintain appropriate inventory levels in response to improving customer demand trends.

For comparative purposes, we have also provided average DSO and DSI for the comparative prior year periods in the table below:

	December 31, 2009	March 31, 2010	December 31, 2010	March 31, 2011
DSO	43 days	46 days	52 days	55 days
DSI	255 days	203 days	243 days	216 days

Investing activities. Cash flows used in our investing activities increased from $6.6 million in the first three months of 2010 to $196.6 million in the first three months of 2011 primarily due to the net effects of the following factors:

•	Capital expenditures of $2.4 million during the first three months of 2010 and $7.6 million in the same period of 2011;

•	Purchases of marketable securities of $205.9 million in the first quarter of 2011;

•	Proceeds from the sale of marketable securities of $13.2 million in the first quarter of 2011;

•	Net loans of $4.1 million to Contran during the first quarter of 2010 and net repayments of $1.4 million during the first quarter of 2011 pursuant to an unsecured revolving credit facility; and

•	Repayments of $4.3 million from CompX during the first quarter of 2011 pursuant to a promissory note receivable.

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

At March 31, 2011, we had aggregate cash and cash equivalents on hand of $83.1 million, short term investments in marketable securities of $206.2 million and borrowing availability under our existing European credit facilities of $50.8 million. Our U.S. Facility expired in February 2011, and based on our current and anticipated liquidity requirements, we do not currently plan to replace the U.S. Facility. Our U.K. credit facilities mature in August 2012. Based upon our expectations of our operating performance, the anticipated demands on our cash resources, borrowing availability under our European credit facilities and anticipated borrowing capacity after the maturity of these credit facilities, we expect to have sufficient liquidity to meet our obligations for the short-term (defined as the next twelve-month period) and our long-term obligations.

Repurchases of common stock. At April 27, 2011, we had approximately $44.9 million available for repurchase of our common stock under the authorizations described in Note 9 to our Condensed Consolidated Financial Statements.

Capital expenditures. We currently estimate we will invest a total of approximately $45 million to $55 million for capital expenditures during 2011. Our planned capital expenditures are concentrated in areas that allow us to properly maintain and drive efficiencies in the operation of our equipment and facilities. Capital spending for the remainder of 2011 is expected to be funded by cash flows from operating activities or existing cash resources and available credit facilities.

We continue to evaluate additional opportunities to improve or replace productive assets including capital projects, acquisitions or other investments which, if consummated, any required funding would be provided by available cash or borrowings under our European credit facilities.

Contractual commitments. There have been no material changes to our contractual commitments discussed in our 2010 Annual Report.

Off-balance sheet arrangements. There have been no material changes to our off-balance sheet arrangements discussed in our 2010 Annual Report.

Recent accounting pronouncements. There have been no recent accounting pronouncements for the period ended March 31, 2011.

Critical accounting policies. For a discussion of our critical accounting policies, refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our 2010 Annual Report. There have been no changes in our critical accounting policies during the first three months of 2011.

Affiliate transactions. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (i) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties, and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. We continuously consider, review and evaluate such transactions, and understand that Contran and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future. See Notes 3 and 4 to our Condensed Consolidated Financial Statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including foreign currency exchange rates, commodity prices and security prices. Except as disclosed below, there have been no material changes in these market risks since we filed our 2010 Annual Report, and we refer you to the report for a complete description of these risks.

Securities prices. As of December 31, 2010 and March 31, 2011, we held certain marketable securities that are exposed to market risk due to changes in prices of the securities. The aggregate market value of these equity securities was $38.1 million at December 31, 2010 and $253.8 million at March 31, 2011. The potential change in the aggregate market value of these securities, assuming a 10% change in prices, would have been $3.8 million at December 31, 2010 and $25.4 million at March 31, 2011. See Note 3 to the Condensed Consolidated Financial Statements.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Bobby D. O’Brien, our Chief Executive Officer, and James W. Brown, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2011. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

Changes in internal control over financial reporting. There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Refer to our 2010 Annual Report for descriptions of certain previously reported legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes in the first three months of 2011 with respect to our risk factors presented in Item 1A in our 2010 Annual Report on Form 10-K.

Item 6.	EXHIBITS

10.1**	Amendment No. 2 to Purchase and Supply Agreement between Titanium Metals Corporation and certain subsidiaries and Rolls-Royce plc and certain subsidiaries effective February 14, 2011, filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Portions of the exhibit have been omitted pursuant to a request for confidential treatment
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

TITANIUM METALS CORPORATION

Date: May 5, 2011	By	/S/ JAMES W. BROWN
James W. Brown
Vice President and Chief Financial Officer
Principal Financial Officer

Date: May 5, 2011	By	/S/ SCOTT E. SULLIVAN
Scott E. Sullivan
Vice President and Controller Principal Accounting Officer