Form 10-Q/A
period 2011-03-31
TITANIUM METALS CORP
filed 2011-08-19
CIK 1011657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14368

Titanium Metals Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-5630895
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2697
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:	(972) 233-1700

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No☑

Number of shares of common stock outstanding on April 27, 2011: 180,174,253

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of the registrant for the quarter ended March 31, 2011 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on May 5, 2011. The Amendment is being filed to submit an updated Exhibit 10.1 – Amendment No. 2 to Purchase and Supply Agreement between Titanium Metals Corporation and certain subsidiaries and Rolls-Royce plc and certain subsidiaries effective February 14, 2011, portions of which exhibit have been omitted based upon a request for confidential treatment.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

PART II. – OTHER INFORMATION

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

TITANIUM METALS CORPORATION

Date: August 19, 2011	By	/s/ James W. Brown
James W. Brown
Vice President and Chief Financial Officer
Principal Financial Officer

Date: August 19, 2011	By	/s/ Scott E. Sullivan
Scott E. Sullivan
Vice President and Controller Principal Accounting Officer