Form 10-Q
period 2011-09-30
TITANIUM METALS CORP
filed 2011-11-02
CIK 1011657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of shares of common stock outstanding on October 27, 2011: 175,179,774

TITANIUM METALS CORPORATION

TITANIUM METALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2010	September 30, 2011
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$283.4	$88.9
Marketable securities	—	7.1
Accounts and other receivables	123.0	167.5
Notes receivable from affiliates	24.7	37.1
Inventories	470.7	588.4
Refundable income taxes	3.0	0.9
Deferred income taxes	28.1	27.8
Other	7.8	10.3

Total current assets	940.7	928.0
Marketable securities	38.1	118.7
Notes receivable from affiliates	41.2	36.5
Property and equipment, net	381.6	375.9
Deferred income taxes	21.3	15.9
Other	75.1	88.9

Total assets	$1,498.0	$1,563.9

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31, 2010	September 30, 2011
		(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$52.3	$72.8
Accrued and other current liabilities	67.3	88.5
Income taxes payable	2.6	4.3
Deferred income taxes	0.6	0.6

Total current liabilities	122.8	166.2
Accrued OPEB cost	19.1	10.2
Accrued pension cost	85.3	77.2
Deferred income taxes	34.0	57.1
Other	11.1	10.0

Total liabilities	272.3	320.7

Equity:
TIMET stockholders’ equity:
Series A Preferred Stock	0.7	—
Common stock	1.8	1.8
Additional paid-in capital	507.8	431.7
Retained earnings	811.6	870.2
Accumulated other comprehensive loss	(112.0)	(75.2)

Total TIMET stockholders’ equity	1,209.9	1,228.5
Noncontrolling interest in subsidiary	15.8	14.7

Total equity	1,225.7	1,243.2

Total liabilities and equity	$1,498.0	$1,563.9

Commitments and contingencies

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(unaudited)
Net sales	$210.3	$262.5	$639.9	$786.6
Cost of sales	160.7	207.4	511.7	620.4

Gross margin	49.6	55.1	128.2	166.2

Selling, general, administrative and development expense	13.6	17.1	41.5	48.6
Other income, net	—	0.5	0.1	12.5

Operating income	36.0	38.5	86.8	130.1

Other non-operating (expense) income, net	(2.9)	3.5	3.1	4.5

Income before income taxes	33.1	42.0	89.9	134.6

Provision for income taxes	11.4	16.1	31.0	47.1

Net income	21.7	25.9	58.9	87.5

Noncontrolling interest in net income of subsidiary	0.2	0.9	1.6	2.1

Net income attributable to TIMET stockholders	21.5	25.0	57.3	85.4

Dividends on Series A Preferred Stock	—	—	0.1	—

Net income attributable to TIMET common stockholders	$21.5	$25.0	$57.2	$85.4

Basic and diluted earnings per share attributable to TIMET common stockholders	$0.12	$0.14	$0.32	$0.48

Weighted average shares outstanding:
Basic	180.2	176.9	179.8	179.0
Diluted	180.4	176.9	180.5	179.1

Cash dividends per common share	$—	$0.075	$—	$0.15

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(unaudited)
Net income	$21.7	$25.9	$58.9	$87.5

Other comprehensive income, net of tax:

Currency translation adjustment	13.4	(13.4)	(7.8)	(1.7)

Unrealized gain (loss) on marketable securities	9.4	(0.1)	7.4	29.5

Pension plans	2.0	1.8	6.1	5.3

OPEB plan	(0.4)	(0.3)	(0.7)	3.9

Total other comprehensive income (loss)	24.4	(12.0)	5.0	37.0

Comprehensive income	46.1	13.9	63.9	124.5

Comprehensive income (loss) attributable to noncontrolling interest	1.6	(0.3)	0.6	2.3

Comprehensive income attributable to TIMET	$44.5	$14.2	$63.3	$122.2

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended September 30,
	2010	2011
	(unaudited)
Cash flows from operating activities:
Net income	$58.9	$87.5
Depreciation and amortization	39.3	37.4
Gain on settlement	—	(10.6)
Deferred income taxes	5.6	8.4
Other, net	2.6	1.5
Change in assets and liabilities:
Receivables	(41.7)	(45.9)
Inventories	21.7	(119.1)
Accounts payable and accrued liabilities	12.9	42.5
Pensions and other postretirement benefit plans	(6.8)	(7.3)
Income taxes	5.0	4.4
Other, net	8.7	(13.0)

Net cash provided (used) by operating activities	106.2	(14.2)

Cash flows from investing activities:
Capital expenditures	(11.3)	(32.2)
Marketable securities:
Purchases of affiliate securities	(3.0)	(35.1)
Purchases of mutual funds and other	—	(207.0)
Proceeds from sale of mutual funds and other	—	212.2
Notes receivable from affiliates:
Loans	(208.8)	(84.5)
Collections of principal payments	176.8	76.0
Other, net	(0.4)	(2.0)

Net cash used in investing activities	(46.7)	(72.6)

Cash flows from financing activities:
Treasury stock purchases	(3.9)	(76.8)
Dividends paid:
Common stock	—	(26.8)
Noncontrolling interest in subsidiary	(2.2)	(3.4)
Other, net	(0.2)	(0.1)

Net cash used in financing activities	(6.3)	(107.1)

Effect of exchange rate changes on cash	(0.7)	(0.6)

Net cash provided (used) during period	52.5	(194.5)
Cash and cash equivalents at beginning of period	169.4	283.4

Cash and cash equivalents at end of period	$221.9	$88.9

Supplemental disclosures of cash paid for income taxes	$20.4	$34.3

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

(In millions)

	TIMET stockholders’ equity
	Series A Preferred Stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Non-controlling interest	Total
Balance at December 31, 2010	$0.7	$1.8	$507.8	$811.6	$(112.0)	$—	$15.8	$1,225.7
Net income	—	—	—	85.4	—	—	2.1	87.5
Other comprehensive income	—	—	—	—	36.8	—	0.2	37.0
Conversion of Series A Preferred Stock	(0.7)	—	0.7	—	—	—	—	—
Treasury stock purchases	—	—	—	—	—	(76.8)	—	(76.8)
Treasury stock retirement	—	—	(76.8)	—	—	76.8		—
Dividends declared:
Common stock	—	—	—	(26.8)	—	—	—	(26.8)
Non-controlling interest	—	—	—	—	—	—	(3.4)	(3.4)

Balance at September 30, 2011	$—	$1.8	$431.7	$870.2	$(75.2)	$—	$14.7	$1,243.2

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

Note 1 – Basis of presentation and organization

Basis of presentation. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 that we filed with the Securities and Exchange Commission (“SEC”) on February 28, 2011 (“2010 Annual Report”). They include the accounts of Titanium Metals Corporation and its majority owned subsidiaries (collectively referred to as “TIMET”). Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to TIMET and its subsidiaries, taken as a whole. All material intercompany transactions and balances with consolidated subsidiaries have been eliminated. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed or omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2010) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2011 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2010 Consolidated Financial Statements contained in our 2010 Annual Report. Our first three fiscal quarters reported are the approximate 13-week periods ending on the Saturday generally nearest to March 31, June 30 and September 30. Our fourth fiscal quarter and fiscal year always end on December 31. For presentation purposes, our financial statements and the accompanying notes have been presented as ended on March 31, June 30, September 30 and December 31, as applicable.

Organization. At September 30, 2011, Contran Corporation and its subsidiaries held 29.6% of our outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. At September 30, 2011, Mr. Simmons and his spouse owned an aggregate of 15.7% of our common stock, and the Combined Master Retirement Trust (“CMRT”), a trust sponsored by Contran to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Contran and certain related companies, held an additional 8.8% of our common stock. Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT. Consequently, Mr. Simmons may be deemed to control each of Contran and us.

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

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2011

(Unaudited)

Note 4 – Marketable securities

Our marketable securities include investments in the publicly traded shares of related parties, including NL Industries, Inc., Kronos Worldwide, Inc. and Valhi, Inc., each a majority owned subsidiary of Contran, and mutual funds. All of our marketable securities are classified as available-for-sale, which are carried at fair value using quoted market prices in active markets for each marketable security, representing inputs from the highest level (level 1) within the fair value hierarchy. Because we have classified all of our marketable securities as available-for-sale, any unrealized gains or losses on the securities are recognized through other comprehensive income. The following table summarizes the market value of our marketable securities as of December 31, 2010 and September 30, 2011:

Marketable security	Fair value measurement level	Market value	Cost basis	Unrealized gains
		(In millions)
As of December 31, 2010:
Noncurrent assets:
Valhi	1	$31.9	$29.5	$2.4
NL	1	2.5	2.5	—
Kronos	1	3.7	1.0	2.7

Total noncurrent marketable securities		$38.1	$33.0	$5.1

As of September 30, 2011:
Current assets:
Mutual funds	1	$7.1	$7.3	$(0.2)

Noncurrent assets:
Valhi	1	$109.9	$59.1	$50.8
NL	1	2.8	2.5	0.3
Kronos	1	6.0	6.4	(0.4)

Total noncurrent marketable securities		$118.7	$68.0	$50.7

At September 30, 2011, we owned 2.0 million shares of Valhi common stock that we purchased in a series of market transactions, including 0.6 million shares purchased in the first nine months of 2011 for an aggregate of $29.6 million. Such shares of Valhi common stock represent approximately 1.8% of Valhi’s outstanding shares. Additionally, we held approximately 0.5% of NL’s outstanding common stock and 0.3% of Kronos’ outstanding common stock at September 30, 2011, including 0.2% of Kronos’ outstanding shares that we purchased in the first nine months of 2011 for an aggregate of $5.4 million.

At September 30, 2011, we also held investments in various mutual funds which have a primary investment objective of holding corporate and government debt securities from U.S. and other markets. These funds have daily liquidity and are held for the temporary investment of cash available for our current operations in order to generate a higher return than would be available if such funds were invested in an asset qualifying for classification as a cash equivalent, and accordingly, we have classified our investments in these mutual funds as a current asset.

Because we have classified all of our investments in marketable securities as available-for-sale, any unrealized gains or losses are recognized through other comprehensive income. With respect to our investments in mutual funds and in Kronos, our cost basis for each of these investments has exceeded its market value for less than two months, and we consider the decline in market price of these investments to be temporary at September 30, 2011. We considered all available evidence in reaching this conclusion, including our ability and intent to hold these investments for a reasonable period of time sufficient for the recovery of fair value.

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2011

(Unaudited)

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

Note 5 – Notes receivable from affiliates

From time to time, companies related to Contran will have loans and advances outstanding between them and various related parties pursuant to term and demand notes. These loans and advances are generally entered into for specific transactions or cash management purposes. The following table summarizes the aggregate outstanding principal balances on our notes receivable from affiliates as of December 31, 2010 and September 30, 2011:

	December 31,	September 30,
	2010	2011
	(In millions)
Notes receivable from affiliates:
CompX	$43.1	$37.5
Contran promissory note from sale of certain securities	16.7	16.7
Contran unsecured revolving demand promissory note	6.1	19.4

Total notes receivable from affiliates	$65.9	$73.6
Less current portion of notes receivable from affiliates	24.7	37.1

Noncurrent notes receivable from affiliates	$41.2	$36.5

Note 6 – Inventories

	December 31, 2010	September 30, 2011
	(In millions)
Raw materials	$100.9	$127.2
Work-in-process	235.9	291.5
Finished products	88.7	111.8
Inventory consigned to customers	19.4	29.3
Supplies	25.8	28.6

Total inventories	$470.7	$588.4

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2011

(Unaudited)

Note 7 – Property and equipment

	December 31, 2010	September 30, 2011
	(In millions)
Land and improvements	$13.9	$15.1
Buildings and improvements	70.5	70.6
Computer equipment and software	69.8	70.4
Manufacturing equipment and other	573.1	591.8
Construction in progress	32.0	34.0

Total property and equipment	759.3	781.9
Less accumulated depreciation	377.7	406.0

Total property and equipment, net	$381.6	$375.9

Note 8 – Other noncurrent assets

	December 31, 2010	September 30, 2011
	(In millions)
Prepaid conversion services	$39.7	$37.8
Other	35.4	51.1

Total other noncurrent assets	$75.1	$88.9

Note 9 – Accrued and other current liabilities

	December 31, 2010	September 30, 2011
	(In millions)
Employee related	$29.9	$36.8
Customer advances	11.3	15.7
Deferred revenue	12.9	17.3
Other	13.2	18.7

Total accrued and other current liabilities	$67.3	$88.5

Note 10 – Equity

Prior to 2011, our board of directors authorized the repurchase of up to $100 million of our common stock in open market transactions or in privately negotiated transactions. In July 2011, our board of directors authorized the repurchase of up to an additional $100 million of our common stock in open market transactions or in privately negotiated transactions. During the first nine months of 2011, we purchased 4.9 million shares of our common stock under such authorizations in a series of open market transactions for an aggregate purchase price of $76.8 million. At September 30, 2011, we could purchase an additional $68.0 million of our common stock under such authorizations.

During the second quarter of 2011, all outstanding shares of our Series A Preferred Stock were converted into 0.2 million shares of our common stock, leaving no outstanding Series A Preferred Stock as of September 30, 2011.

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2011

(Unaudited)

Note 11 – Employee benefits

Defined benefit pension plans. The components of the net periodic pension expense are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(In millions)
Service cost	$0.7	$0.7	$2.1	$2.2
Interest cost	4.2	4.3	12.6	12.7
Expected return on plan assets	(3.8)	(4.6)	(11.4)	(13.6)
Amortization of net losses	2.9	2.5	8.6	7.5
Amortization of prior service costs	0.1	0.1	0.4	0.3

Total pension expense	$4.1	$3.0	$12.3	$9.1

Postretirement benefits other than pensions (“ OPEB”). The components of net periodic OPEB expense are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(In millions)
Service cost	$0.1	$—	$0.6	$0.5
Interest cost	0.2	0.1	0.8	0.6
Amortization of net gains	(0.3)	(0.1)	(0.5)	(0.5)
Amortization of prior service credit	(0.2)	(0.3)	(0.7)	(0.7)
Recognition of prior service credit due to benefit curtailment	—	—	—	(2.1)

Total OPEB (income) expense	$(0.2)	$(0.3)	$0.2	$(2.2)

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

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2011

(Unaudited)

Note 12 – Other income and expense

In August 2009, we filed a claim in the bankruptcy proceedings of Tronox Incorporated, which operates a manufacturing site adjacent to our Henderson, Nevada plant site. In our claim, we asserted that Tronox’s operations at its manufacturing site contribute to the groundwater contamination at our site discussed in Note 14, and that Tronox should therefore be responsible for reimbursing us for a portion of the cost of our remediation activities. In February 2011, Tronox emerged from bankruptcy upon the effectiveness of their plan of reorganization. As part of the Tronox plan of reorganization, in February 2011 we received (i) 49,963 shares of common stock of the reorganized Tronox and (ii) an additional 46,617 shares of such common stock that we purchased for an aggregate of $1.3 million in cash pursuant to the exercise of our right to participate in a Tronox common stock rights offering, in both cases in partial satisfaction of our claim. The timing of receipt and the amount of additional consideration, if any, for the remaining portion of our claim is not determinable. The aggregate fair value of the consideration we received in February 2011 upon Tronox’s emergence from bankruptcy, using the over-the-counter quoted market price of such common stock on the date Tronox’s plan of reorganization became effective (a level 2 input in the fair value hierarchy), was $10.6 million ($0.04 per diluted share, net of income taxes) and is included in other operating income. Subsequently, in March 2011 we sold all of our shares of Tronox common stock in an over-the-counter market transaction and realized a gain of $1.3 million which is included in other non-operating income.

Note 13 – Income taxes

	Nine months ended September 30,
	2010	2011
	(In millions)
Expected income tax expense, at 35%	$31.5	$47.1
Non-U.S. tax rates	(0.5)	(1.5)
U.S. state income taxes, net	1.3	1.7
Domestic manufacturing credit	(2.0)	(2.8)
U.K. tax rate change	1.0	1.5
Other, net	(0.3)	1.1

Total income tax expense	$31.0	$47.1

In each of the third quarters of 2010 and 2011, the United Kingdom enacted certain changes in their income tax laws, including a reduction of the U.K. corporate income tax rate. We have a net deferred income tax asset in the U.K., and we measure our net deferred taxes using the applicable enacted tax rates. The effect of any change in the applicable enacted tax rate is recognized in the period of enactment. Accordingly, we reported a decrease in our net deferred tax asset in the U.K. of $1.0 million in the third quarter of 2010 and $1.5 million in the third quarter of 2011, each recognized as a component of our provision for income taxes.

Note 14 – Environmental matters

As a result of Environmental Protection Agency (“EPA”) inspections, in April 2009 the EPA issued a Notice of Violation (“Notice”) to us alleging that we violated certain provisions of the Resource Conservation and Recovery Act and the Toxic Substances Control Act (“TSCA”) at our Henderson plant. We responded to the EPA and are currently in discussions with them concerning the nature and extent of follow-up testing and remediation that may be required. In addition, we are currently performing work in accordance with an approved plan to address certain matters raised in the Notice.

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2011

(Unaudited)

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

We had $2.4 million accrued at September 30, 2011 for remediation activities anticipated at our Henderson plant site, including amounts accrued at the lower end of the range of estimated costs for the groundwater remedial action plan selected by the NDEP in its record of decision and for additional soil remediation. We will continue evaluating alternative methods and timing for all of our remediation activities, and if necessary, we may revise our estimated costs in the future. We estimate the upper end of the range of reasonably possible costs related to all of our environmental matters, in excess of our existing accrual, to be approximately $2.4 million. We expect these estimated costs to be incurred over a remediation period of at least five years.

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(In millions)
Numerator:
Net income attributable to TIMET common stockholders	$21.5	$25.0	$57.2	$85.4
Dividends on Series A Preferred Stock	—	—	0.1	—

Diluted net income attributable to TIMET common stockholders	$21.5	$25.0	$57.3	$85.4

Denominator:
Average common shares outstanding	180.2	176.9	179.8	179.0
Series A Preferred Stock	0.2	—	0.7	0.1

Diluted shares	180.4	176.9	180.5	179.1

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2011

(Unaudited)

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(In millions, except product shipment data)
Titanium melted and mill products:
Melted product net sales	$27.7	$34.4	$77.1	$105.5
Mill product net sales	168.5	206.3	512.7	625.4
Other titanium product sales	14.1	21.8	50.1	55.7

Total net sales	$210.3	$262.5	$639.9	$786.6

Melted product shipments:
Volume (metric tons)	1,325	1,565	3,770	4,850
Average selling price (per kilogram)	$20.90	$22.00	$20.45	$21.75
Mill product shipments:
Volume (metric tons)	3,050	3,955	9,610	12,085
Average selling price (per kilogram)	$55.25	$52.15	$53.35	$51.75

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Quarter ended September 30, 2011 compared to quarter ended September 30, 2010

Summarized financial information. The following table summarizes certain information regarding our results of operations for the three months ended September 30, 2010 and 2011. Our reported average selling prices reflect actual selling prices after the effects of currency exchange rates, customer and product mix and other related factors throughout the periods presented.

	Three months ended September 30,
	2010	% of total net sales	2011	% of total net sales
	(In millions, except product shipment data)
Net sales:
Melted products	$27.7	13%	$34.4	13%
Mill products	168.5	80%	206.3	79%
Other titanium products	14.1	7%	21.8	8%

Total net sales	210.3	100%	262.5	100%
Cost of sales	160.7	76%	207.4	79%

Gross margin	49.6	24%	55.1	21%
Selling, general, administrative and development expense	13.6	7%	17.1	6%
Other income, net	—	—	0.5	—

Operating income	$36.0	17%	$38.5	15%

Melted product shipments:
Volume (metric tons)	1,325		1,565
Average selling price (per kilogram)	$20.90		$22.00
Mill product shipments:
Volume (metric tons)	3,050		3,955
Average selling price (per kilogram)	$55.25		$52.15

Net sales. Our net sales were $262.5 million for the third quarter of 2011 compared to net sales of $210.3 million for the third quarter of 2010. The 25% increase in net sales was primarily the result of an 18% increase in melted product volumes and a 30% increase in mill product volumes. Sales volumes during the third quarter of 2011 continue to reflect increasing demand for titanium products in the commercial aerospace sector, as manufacturing activity and inventory levels within the supply chain continue to improve, as well as improved demand for certain industrial products. The decrease in average selling prices for mill products is primarily due to relative changes in product mix, with increased sales of industrial products in 2011 which are generally project-oriented and sell at lower prices than more complex aerospace grade products with higher alloy content. Mill product shipments to the industrial market sector were 26% of total mill product sales volume in the third quarter of 2011 compared to 12% during the 2010 period.

Gross margin. For the third quarter of 2011, our gross margin was $55.1 million compared to $49.6 million for the third quarter of 2010, reflecting higher sales volume, partially offset by the impact of the increase in sales of industrial products, which typically contribute lower gross margins as a percentage of revenue than our other products.

Operating income. Operating income for the third quarter of 2011 was $38.5 million compared to $36.0 million for the same period of 2010, primarily reflecting the increase in gross margin.

Income taxes. Our effective income tax rate was 38% for the third quarter of 2011 and 34% for the same period in 2010. We operate in multiple tax jurisdictions, and as a result, the geographic mix of our pre-tax income or loss can impact our overall effective tax rate. Our effective rate in the third quarter of 2011 was higher than the U.S. statutory rate primarily due to the net effects of (i) the positive impact of a higher percentage of our earnings being generated in lower tax rate jurisdictions, (ii) the positive impact of the domestic production activities deduction and (iii) the negative impact of a UK tax rate change which was enacted in the third quarter of 2011. Our effective rate in the third quarter of 2010 was lower than the U.S. statutory rate primarily due to the net effects of (i) the positive impact of the domestic production activities deduction and (ii) the negative impact of a UK tax rate change which was enacted in the third quarter of 2010.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Summarized financial information. The following table summarizes certain information regarding our results of operations for the nine months ended September 30, 2010 and 2011. Our reported average selling prices reflect actual selling prices after the effects of currency exchange rates, customer and product mix and other related factors throughout the periods presented.

	Nine months ended September 30,
	2010	% of total net sales	2011	% of total net sales
	(In millions, except product shipment data)
Net sales:
Melted products	$77.1	12%	$105.5	13%
Mill products	512.7	80%	625.4	80%
Other titanium products	50.1	8%	55.7	7%

Total net sales	639.9	100%	786.6	100%
Cost of sales	511.7	80%	620.4	79%

Gross margin	128.2	20%	166.2	21%
Selling, general, administrative and development expense	41.5	6%	48.6	6%
Other income, net	0.1	—	12.5	2%

Operating income	$86.8	14%	$130.1	17%

Melted product shipments:
Volume (metric tons)	3,770		4,850
Average selling price (per kilogram)	$20.45		$21.75
Mill product shipments:
Volume (metric tons)	9,610		12,085
Average selling price (per kilogram)	$53.35		$51.75

Net sales. Our net sales were $786.6 million for the first nine months of 2011 compared to net sales of $639.9 million for the first nine months of 2010. The 23% increase in net sales was primarily the result of a 29% increase in melted product volumes and a 26% increase in mill product volumes. Sales volumes during the first nine months of 2011 continue to reflect increasing demand for titanium products in the commercial aerospace sector, as manufacturing activity and inventory levels within the supply chain continue to improve, as well as improved demand for certain industrial products. The decrease in average selling prices for mill products is primarily due to relative changes in product mix, with increased sales of industrial products in 2011 which are generally project-oriented and sell at lower prices than more complex aerospace grade products with higher alloy content. Mill product shipments to the industrial market sector were 23% of total mill product sales volume in the first nine months of 2011 compared to 13% during the 2010 period.

Gross margin. For the first nine months of 2011, our gross margin was $166.2 million compared to $128.2 million for the first nine months of 2010, reflecting higher sales volume and the related favorable impact on per-unit manufacturing cost of increased utilization of our manufacturing capacity. Increased production rates throughout our major manufacturing operations during the first nine months of 2011 resulted in $0.6 million of unabsorbed fixed overhead costs for the first nine months of 2011 as compared to $7.8 million in the same period of 2010.

Operating income. Operating income for the first nine months of 2011 was $130.1 million compared to $86.8 million for the same period of 2010, primarily reflecting the increase in gross margin and a first quarter 2011 $10.6 million gain on partial settlement of a claim to recover certain groundwater remediation costs at our Henderson plant site from an unrelated third-party discussed in Note 12 to our Condensed Consolidated Financial Statements.

Income taxes. Our effective income tax rate was 35% for the first nine months of 2011 compared to 34% for the same period in 2010. We operate in multiple tax jurisdictions, and as a result, the geographic mix of our pre-tax income or loss can impact our overall effective tax rate. Our effective rate in the first nine months of 2011 was equal to the U.S. statutory rate primarily due to the offsetting effects of (i) the positive impact of a higher percentage of our earnings being generated in lower tax rate jurisdictions, (ii) the positive impact of the domestic production activities deduction and (iii) the negative impact of a UK tax rate change which was enacted in 2011. Our effective rate in the first nine months of 2010 was lower than the U.S. statutory rate primarily due to the net effects of (i) the positive impact of the domestic production activities deduction and (ii) the negative impact of a UK tax rate change which was enacted in 2010.

European operations

We have substantial operations located in the United Kingdom, France and Italy. Our sales originating in Europe were approximately 37% for the nine months ended September 30, 2010 and 39% for the same period of 2011, a portion of which were denominated in foreign currency, principally the British pound sterling or the euro. Certain raw material costs, principally purchases of titanium sponge and alloys for our European operations, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of our European subsidiaries are those of their respective countries. Our European operations may incur borrowings denominated in U.S. dollars or in their respective functional currencies. Our export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations. We do not use currency contracts to hedge our currency exposures.

The translated U.S. dollar value of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. By applying the exchange rates prevailing during the prior year period to our local currency results of operations for the current year period, the translation impact of currency rate fluctuations can be estimated. The U.S. dollar weakened against the British pound and euro in the three and nine months ended September 30, 2011 as compared to the corresponding periods in 2010. These fluctuations in foreign currency exchange rates had the following effects on our sales and operating income:

	Three months ended September 30, 2011 vs. 2010	Nine months ended September 30, 2011 vs. 2010
	(In millions)
Increase in:
Net sales	$7.2	$16.0
Operating income	0.7	1.8

Outlook

Demand for our titanium melted and mill products has been strong throughout 2011, following the recovery we, and the titanium industry as a whole, began to experience during 2010. Our customers, particularly within the commercial aerospace supply chain, have significantly increased their purchasing activity during 2011 due to the combined effects of the continued production ramp-up of next generation aircraft, the increased build rates on legacy models and the replenishment and growth of inventory to support the anticipated increase in aircraft deliveries. Our record shipments during the first three quarters of 2011 exceeded the comparable prior year period by 26% for mill products and 29% for melted products.

We believe the current strong demand for our products will continue for the remainder of 2011 and throughout 2012. While subject to temporary fluctuations resulting from adjustments to inventory levels within the supply chain, commercial aerospace demand should remain strong and grow steadily if the industry’s estimated timelines for fleet replacement and commercial aircraft production are realized. Certain industrial markets have also demonstrated signs of increased activity and should continue to recover, subject to global economic conditions.

We have been successful over the past several years in establishing significant flexibility and cost efficiencies throughout our manufacturing processes, and we believe the current environment of strong demand and stable pricing will allow us to take advantage of these strengths. Our fiscal discipline and industry expertise have allowed us to manage our production rates and costs effectively while investing capital conservatively and maintaining a strong balance sheet. We believe our financial strength and operating flexibility position us to take advantage of opportunities to strengthen and expand our presence in key markets.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated cash flows for the nine months ended September 30, 2010 and 2011 are presented below. The following should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

	Nine months ended September 30,
	2010	2011
	(In millions)
Cash provided by (used in):
Operating activities	$106.2	$(14.2)
Investing activities	(46.7)	(72.6)
Financing activities	(6.3)	(107.1)

Net cash provided by (used in) operating, investing and financing activities	$53.2	$(193.9)

Operating activities. Cash flow from operations is a primary source of our liquidity. Changes in pricing, production volume and customer demand, among other things, could significantly affect our liquidity. Trends in cash flows from operating activities, excluding changes in assets and liabilities, have generally been similar to the trends in operating income. Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Changes in assets and liabilities tend to even out over time. However, period to period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. Our cash from operating activities decreased $120.4 million, from $106.2 million provided during the first nine months of 2010 to $14.2 million used in the first nine months of 2011 primarily due to the net effects of the following factors:

•

increased operating income in 2011 of $32.7 million (excluding the impact of the $10.6 million non-cash settlement received from Tronox during the first quarter of 2011 discussed in Note 12 to our Condensed Consolidated Financial Statements);

•

net cash from the relative changes in our receivables, inventories, payables and accruals and other operating assets and liabilities decreased by $137.6 million in 2011 resulting primarily from increased inventories to support higher production levels partially offset by the associated increases to payables and accrued liabilities; and

•	higher cash paid for income taxes in 2011 of $13.9 million due to higher taxable earnings.

Relative changes in working capital can have significant effects on cash flows from operating activities. As shown below, our average days sales outstanding (“DSO”) increased from December 31, 2010 to September 30, 2011. The increase in our DSO was the result of an increase in receivables relating to strong sales in the first nine months of 2011 and the timing of collection of those receivables.

As shown below, our average number of days sales in inventory (“DSI”) increased from December 31, 2010 to September 30, 2011. The overall increase in average DSI was the result of the timing of inventory purchases and our strong sales results during the first nine months of 2011. Based on our sales order backlog and outlook for inventory purchases, we expect to deploy additional working capital to maintain appropriate inventory levels in response to improving customer demand trends.

For comparative purposes, we have also provided average DSO and DSI for the comparative prior year periods in the table below:

	December 31, 2009	September 30, 2010	December 31, 2010	September 30, 2011
DSO	43 days	54 days	52 days	59 days
DSI	255 days	238 days	243 days	246 days

Investing activities. Cash flows used in our investing activities increased from $46.7 million in the first nine months of 2010 to $72.6 million in the first nine months of 2011 primarily due to the net effects of the following factors:

•	Capital expenditures of $11.3 million during the first nine months of 2010 and $32.2 million in the same period of 2011;

•	Purchases of marketable securities of affiliates of $3.0 million in the first nine months of 2010 and $35.1 million in the first nine months of 2011;

•	Purchases of mutual funds of $207.0 million and proceeds from the sale of such mutual funds of $212.2 million in the first nine months of 2011;

•	Net loans of $32.0 million to Contran during the first nine months of 2010 and net loans of $13.2 million during the first nine months of 2011 pursuant to an unsecured revolving credit facility; and

•	Repayments of $4.7 million from CompX during the first nine months of 2011 pursuant to a promissory note receivable.

Financing activities. We had the following significant items included in our cash flows from financing activities:

•	We paid dividends on our common stock of $26.8 million in the first nine months of 2011.

•	We paid dividends to the noncontrolling interest in subsidiary of $2.2 million in the first nine months of 2010 compared to $3.4 million for the same period in 2011.

•	We purchased $3.9 million of treasury stock during the first nine months of 2010 and $76.8 million in the first nine months of 2011.

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

At September 30, 2011, we had aggregate cash, cash equivalents and short term investments of $96.0 million, and we had borrowing availability under our existing European credit facilities of $50.7 million. Our non-U.S. subsidiaries hold $71.5 million of our aggregate cash and cash equivalents. Our U.S. revolving credit facility expired in February 2011. Our U.K. credit facilities mature in August 2012. Based upon our expectations of our operating performance, the anticipated demands on our cash resources, borrowing availability under our European credit facilities and anticipated borrowing capacity after the maturity of these credit facilities, we expect to have sufficient liquidity to meet our obligations for the short-term (defined as the next twelve-month period) and our long-term obligations.

Repurchases of common stock. At October 27, 2011, we had approximately $64.3 million available for repurchase of our common stock under the authorizations described in Note 10 to our Condensed Consolidated Financial Statements.

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

Recent accounting pronouncements. See Note 2 to the Condensed Consolidated Financial Statements.

Critical accounting policies. For a discussion of our critical accounting policies, refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our 2010 Annual Report. There have been no changes in our critical accounting policies during the first nine months of 2011.

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

Securities prices. As of December 31, 2010 and September 30, 2011, we held certain marketable securities that are exposed to market risk due to changes in prices of the securities. The aggregate market value of these equity securities was $38.1 million at December 31, 2010 and $125.8 million at September 30, 2011. The potential change in the aggregate market value of these securities, assuming a 10% change in prices, would have been $3.8 million at December 31, 2010 and $12.5 million at September 30, 2011. See Note 4 to the Condensed Consolidated Financial Statements.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Bobby D. O’Brien, our Chief Executive Officer, and James W. Brown, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2011. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

Changes in internal control over financial reporting. There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Refer to our 2010 Annual Report for descriptions of certain previously reported legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes in the first nine months of 2011 with respect to our risk factors presented in Item 1A in our 2010 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Prior to 2011, our board of directors authorized the repurchase of up to $100 million of our common stock in open market transactions or in privately negotiated transactions. In July 2011, our board of directors authorized the repurchase of up to an additional $100 million of our common stock in open market transactions or in privately negotiated transactions. Prior to 2011, we purchased 4 million shares of our common stock in open market transactions for an aggregate purchase price of $55.1 million. During the first nine months of 2011, we purchased 4.9 million shares of our common stock in open market transactions for an aggregate purchase price of $76.9 million. See Note 10 to the Condensed Consolidated Financial Statements. The following table discloses certain information regarding the shares of our common stock we purchased during the third quarter of 2011.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum dollar value that may yet be purchased under a publicly announced plan
				(In millions)
July 1, 2011 to July 31, 2011	49,525	$17.72	49,525	$102.8
August 1, 2011 to August 31, 2011	1,280,100	$13.81	1,280,100	$85.1
September 1, 2011 to September 30, 2011	1,151,627	$14.89	1,151,627	$68.0

Item 6.	EXHIBITS

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Note:	We have retained a signed original of any exhibit listed above that contains signatures, and we will provide any such exhibit to the SEC or its staff upon request. Such request should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITANIUM METALS CORPORATION

Date: November 2, 2011	By	/s/ James W. Brown
James W. Brown
Vice President and Chief Financial Officer
Principal Financial Officer

Date: November 2, 2011	By	/s/ Scott E. Sullivan
Scott E. Sullivan
Vice President and Controller Principal Accounting Officer