Form 10-K
period 2011-12-31
TITANIUM METALS CORP
filed 2012-02-29
CIK 1011657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2011

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

none

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒     No   ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐     No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the 82.6 million shares of voting stock held by nonaffiliates of Titanium Metals Corporation as of the end of the fiscal second quarter 2011 approximated $1.5 billion. There are no shares of non-voting common stock outstanding. As of February 20, 2012, 175,179,774 shares of common stock were outstanding.

Documents incorporated by reference: The information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Information

The statements contained in this Annual Report on Form 10-K (“Annual Report”) that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and in Item 1 – Business, Item 1A – Risk Factors, Item 2 – Properties, Item 3 – Legal Proceedings and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), are forward-looking statements that represent our beliefs and assumptions based on currently available information. Forward-looking statements can generally be identified by the use of words such as “believes,” “intends,” “may,” “will,” “looks,” “should,” “could,” “anticipates,” “expects” or comparable terminology or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including risks and uncertainties in those portions referenced above and those described from time to time in our other filings with the Securities and Exchange Commission (“SEC”) which include, but are not limited to:

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

Titanium industry. We develop certain industry estimates based on our extensive experience within the titanium industry as well as information obtained from publicly available external resources (e.g., United States Geological Survey, International Titanium Association and Japan Titanium Society). We estimate we accounted for approximately 15% in each of 2010 and 2011 worldwide industry shipments of titanium mill products. The following chart illustrates our estimates of aggregate industry mill product shipments over the past ten years:

Industry Mill Product Shipments by Sector

(Volumes Exclude Shipments within China and Russia)

The cyclical nature of the commercial aerospace sector has been the principal driver of the historical fluctuations in titanium mill product shipment volume. Over the past 30 years, the titanium industry has had various cyclical peaks and troughs in mill product shipments. With the exception of decreased demand in 2009 resulting from the global economic downturn, over the last ten years, titanium mill product demand in the military, industrial and emerging market sectors has increased, primarily due to the continued development of innovative uses for titanium products in these industries. We estimate that industry shipments approximated 87,000 metric tons in 2010 and 108,000 metric tons in 2011. The estimated 24% increase in 2011 was driven by the continuation of strong recoveries from the global economic downturn in 2009 in the commercial aerospace and industrial sectors. We currently expect 2012 total industry mill product shipments to grow 7% to 10%, driven by continued growth in the commercial aerospace and industrial sectors.

Commercial aerospace sector – Demand for titanium products within the commercial aerospace sector is derived from both jet engine components (e.g., blades, discs, rings and engine cases) and airframe components (e.g., bulkheads, tail sections, landing gear, wing supports and fasteners). The commercial aerospace sector has a significant influence on titanium companies, particularly mill product producers. Industry mill product shipments increased approximately 14% in 2011 as aircraft build rates and supply chain inventory levels increased to support current production and the anticipated increased output levels into 2012. Deliveries of titanium generally precede aircraft deliveries by about one year, and our business cycle generally correlates to this timeline, although the actual timeline can vary considerably depending on the titanium product.

Our business is more dependent on commercial aerospace demand than is the overall titanium industry. We shipped approximately 65% of our mill products to the commercial aerospace sector in 2011, whereas we estimate approximately 43% of the overall titanium industry’s mill products were shipped to the commercial aerospace sector in 2011.

The Airline Monitor, a leading aerospace publication, traditionally issues worldwide forecasts each January and July for commercial aircraft deliveries, approximately one-third of which are expected to be required by the U.S. over the next 20 years. The Airline Monitor’s most recently issued forecast (January/February 2012) estimates deliveries of large commercial aircraft (aircraft with over 100 seats) totaled 1,100 (including 218 twin aisle aircraft which require more titanium) in 2011, and the following table summarizes the forecasted deliveries of large commercial aircraft over the next five years:

	Forecasted deliveries		% increase over previous year
Year	Total	Twin aisle	Total	Twin aisle
2012	1,240	322	13%	48%
2013	1,360	385	10%	20%
2014	1,440	425	6%	10%
2015	1,375	455	(5%)	7%
2016	1,265	520	(8%)	14%

Boeing and Airbus booked a total of 2,510 orders in 2011, and The Airline Monitor forecasts that aggregate new orders in 2012 will be lower than 2011. Changes in the economic environment and the financial condition of airlines can result in rescheduling or cancellation of orders. Accordingly, aircraft manufacturer backlogs are not necessarily a reliable indicator of near-term business activity but may be indicative of potential business levels over a longer-term horizon. The latest forecast from The Airline Monitor estimates decreases for firm order backlog for both Airbus and Boeing as deliveries are expected to be higher than orders for the next three years. Through December 31, 2011, Airbus’ firm order backlog is estimated at 1,092 twin aisle planes and 3,345 single aisle planes, and Boeing’s firm order backlog is estimated at 1,402 twin aisle planes and 2,335 single aisle planes.

At year-end 2011, a total of 860 firm orders have been placed for the Boeing 787, a total of 253 firm orders have been placed for the Airbus A380 and a total of 555 firm orders had been placed for the Airbus A350 XWB. The 787 contains more composite materials than other Boeing aircraft, and increased utilization of composite materials in an aircraft’s structural components requires additional titanium on a per unit basis. The A350 XWBs will also use composite materials and new engines similar to those used on the Boeing 787 and are expected to require significantly more titanium as compared with earlier Airbus models. In early years of the manufacturing cycle for the 787 and A350 XWB, or with any aircraft model, additional titanium is required to produce each aircraft, and as the program reaches maturity, less titanium is required for each aircraft manufactured. First deliveries for the 787 occurred in the third quarter of 2011 and first commercial flights were completed in the fourth quarter of 2011. First deliveries for the A350 XWB are currently scheduled for 2013.

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

Approximate titanium purchased per aircraft
(metric tons)
Boeing aircraft:
737	18
777	64
747	76
787	116

Airbus aircraft:
A320	12
A330	18
A340	32
A350 XWB	135
A380	146

Military sector – Titanium shipments into the military sector are driven by government defense spending in North America and Europe. Modernization programs in India, Japan and the Middle East are also expected to contribute to the demand in the sector. Military aerospace programs were the first to utilize titanium’s unique properties on a large scale, beginning in the 1950s. Titanium shipments to military aerospace markets reached a peak in the 1980s before falling to historical lows in the early 1990s after the end of the Cold War. Based on its physical and performance properties, titanium has also become widely accepted for use in applications for ground combat vehicles as well as in naval vessels. Current and anticipated future military strategy leading to light armament and mobility favor the use of titanium due to light weight and improved ballistic performance.

Airframe programs are expected to drive the military market demand for titanium through 2015. Several of today’s active U.S. military programs, including the C-17, F-15, F/A-18 and F-16, are currently expected to continue in production through such date. European military programs also have active aerospace programs offering the possibility for increased titanium consumption. Production levels for the Saab Gripen, Eurofighter Typhoon and Dassault Rafale are all forecasted to remain steady through the middle or end of this decade.

In addition to the established programs, newer U.S. programs offer growth opportunities for increased titanium consumption. The F-35 Lightning II, also known as the Joint Strike Fighter, has begun low-rate initial production and assembly. Although no specific delivery schedules have been announced, according to www.F35.com, Lockheed Martin’s official website of the F-35 Lightning II, procurement of the F-35 is expected to extend over the next 30 to 40 years and may include production of as many as 3,000 planes, including sales to foreign nations.

Utilization of titanium on military ground combat vehicles for armor appliqué and integrated armor and structural components continues to gain acceptance within the global military market segment. Titanium armor components provide the necessary ballistic performance while achieving a mission critical vehicle performance objective of reduced weight in new generation and legacy vehicles. In order to counteract increased global threat levels, titanium is being utilized on vehicle upgrade programs as well as in new programs. Based on active programs, as well as programs currently under evaluation, we believe titanium will continue to be used on ground combat vehicles in the military market sector. In armor and armament, we sell complete vehicle armor kits as well as plate and sheet products for fabrication into appliqué plate and reactive armor for protection of the personnel as well as the vehicle’s primary structure.

Industrial and emerging markets sectors – With its unique and desirable physical properties, titanium can be used in a number of other end-use markets. Established industrial uses for titanium include chemical plants, power plants, desalination plants and pollution control equipment. Rapid growth of the Chinese and other Southeast Asian economies has brought unprecedented demand for titanium-intensive industrial equipment. In order to participate in this rise in demand, we have an ownership interest in a joint venture, XI’AN BAOTIMET VALINOX TUBES CO. LTD. (“BAOTIMET”), which produces welded titanium tubing in Xi’an, China.

Titanium is accepted for many emerging market applications, including transportation, energy (including oil and gas) and architecture. Although titanium is often more expensive than other competing metals, over the entire life cycle of the application, we believe titanium is a better value alternative due to its durability, longevity and overall environmental impact. In many cases customers also find the physical properties of titanium to be attractive from the standpoint of weight, performance, design alternatives and other factors. The oil and gas market, a potentially large growth area, utilizes titanium in certain down-hole casing, critical riser components, tapered stress joints, fire suppression water pump systems and saltwater-cooling systems. Additionally, as offshore development of new oil and gas fields moves into the ultra deep-water depths and as geothermal energy production expands, market demand for titanium’s light-weight, high-strength and corrosion-resistance properties is creating potential new growth opportunities. Although we estimate emerging market demand presently represents less than 5% of the total industry demand for titanium mill products, we believe the emerging market sector offers many opportunities, and we have ongoing initiatives to actively pursue and expand our presence in these markets.

We have resources dedicated to the research and development of alloys and production processes to promote the expansion of titanium use in a range of industrial and emerging market applications.

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

Titanium sponge is the commercially pure, elemental form of titanium metal with a porous and sponge-like appearance. The first step in our sponge production involves combining titanium-containing feedstock ore (in the form of natural rutile derived from beach sand or an upgraded form of ilmenite) with chlorine and petroleum coke to produce titanium tetrachloride. Titanium tetrachloride is purified and then reacted with magnesium in a closed system, producing titanium sponge and residual magnesium chloride as a by-product. Our titanium sponge production facility in Henderson, Nevada uses vacuum distillation process (“VDP”) technology, which removes the magnesium and magnesium chloride residues by applying heat to the sponge mass while maintaining a vacuum in a chamber. The combination of heat and vacuum boils the residues from the sponge mass, and then the sponge mass is mechanically pushed out of the distillation vessel, sheared and crushed to prepare the sponge for incorporation into one of our melted products. We electrolytically separate and recycle the residual magnesium chloride to improve cost efficiency and reduce environmental impact. We use all of our internally produced titanium sponge in the production of our melted and mill products.

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

Our melted products (ingot or slab) are forged or rolled into smaller gauge materials that we generally refer to as mill products. Mill products include long products (billet and bar), flat products (plate, sheet and strip) and pipe. Our mill products can be further machined to meet customer specifications with respect to size and finish.

We also have recently acquired technology and equipment to manufacture high quality titanium and other specialty alloy PREP® (plasma rotating electrode process) powder. Powder technology is expected to allow our customers to take advantage of near-net-shape manufacturing for certain fabricated, complex parts. Construction is underway to install our PREP® equipment to be operational by the second half of 2012, providing us with a unique capability to consistently produce high quality titanium powder that our customers require.

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

During the production process and following the completion of manufacturing, we perform extensive testing on our products. Sonic inspection as well as chemical and mechanical testing procedures provide objective measurements of physical and metallurgical properties of our products and allow us to ensure that our products meet our customers’ high quality requirements, particularly in aerospace component production. We certify that our products meet customer specification at the time of shipment for substantially all customer orders.

Titanium scrap is a by-product of the forging, rolling and machining operations, and significant quantities of scrap are generated in the production process for finished titanium products and components. Scrap by-products from our mill production processes, as well as the scrap purchased from our customers or on the open metals market, is typically recycled and introduced into the melting process once the scrap is sorted and cleaned. We have the capacity to recycle over 20,000 metric tons of titanium scrap annually at our facility in Morgantown, Pennsylvania depending on the form of the scrap and end-use product mix. We believe our capability and expertise in recycling titanium scrap provides us with a competitive advantage in the titanium industry.

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

Raw materials. The principal raw materials used in the production of titanium melted and mill products are titanium sponge, titanium scrap and alloys. The proportions and grades of sponge and scrap are sometimes dictated by the product mix or customer requirements for the end-use product; however, we generally have the operating flexibility to vary the raw material components to optimize our manufacturing efficiency and maximize our profitability. The following table summarizes our raw material usage in the production of our melted and mill products:

	2009	2010	2011
Internally produced sponge	27%	30%	19%
Purchased sponge	16%	22%	39%
Titanium scrap	51%	41%	36%
Alloys	6%	7%	6%

Total	100%	100%	100%

Sponge – The primary raw materials used in the production of titanium sponge are titanium-containing feedstock ore (in the form of either natural rutile or an upgraded form of ilmenite), chlorine, magnesium and petroleum coke. Natural rutile ore is currently available from a limited number of suppliers around the world, principally located in Australia, South Africa and Sri Lanka. We purchase the majority of our supply of natural rutile from Australia and South Africa. Upgraded forms of ilmenite are widely available worldwide, including from Canada and several other countries.

Although titanium feedstock ore supplies have tightened in the past year, and are expected to tighten further in 2012 as a result of increased global demand for titanium dioxide production, we believe the availability of titanium feedstock ore will be adequate for the foreseeable future and do not anticipate any interruptions of our ore supplies. Market conditions have fostered higher market prices for all types of titanium feedstock ore and have led us to expand our sources of feedstock ore. The supply of titanium feedstock ore is expected to increase over the next three to five years as new mines and expansion projects become operational, but the timing and extent to which these increases in global supply will impact our cost and ore availability is uncertain.

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

We are currently the largest U.S. producer of titanium sponge, with an annual sponge production capacity of approximately 12,600 metric tons of premium-grade titanium sponge at our Henderson plant. We operated our sponge plant significantly below full capacity during 2010, but we increased production volumes to full practical capacity by the end of 2011 to meet increased demand. We rely upon purchases from third parties to supplement our internally produced sponge, and the amount of sponge we purchase will vary from year to year due to, among other things, our total raw material requirements in relation to our capacity to produce sponge internally. Furthermore, while our internal sponge production was higher in 2011 as compared to 2010, our consumption of internally produced sponge, as a percentage of our total raw materials consumed, declined in 2011 as compared to 2010.

We are party to long-term sponge supply agreements that require us to make minimum annual purchases at prices that are typically negotiated annually. These long-term supply agreements, together with our current sponge production capacity in Henderson, should provide us with a total annual available sponge supply at levels ranging from 19,000 metric tons up to 24,000 metric tons through 2025, which we expect will meet our sponge supply requirements. We will continue to purchase sponge from a variety of sources in 2012, including those sources under existing supply agreements. We continuously evaluate alternatives to strategically balance our internal and external sources for titanium sponge.

Scrap – We recycle titanium scrap into melted products that will be sold to our customers or used as intermediate feedstock for our mill production process. Our titanium scrap is generated from our melted and mill product production processes, purchased from certain of our customers under contractual agreements or acquired in the open metals market. Such scrap consists of alloyed and commercially pure solids and turnings. Scrap obtained through customer arrangements provides a “closed-loop” arrangement resulting in certainty of supply and price stability. Externally purchased scrap comes from a wide range of sources, including customers, collectors, processors and brokers. We purchased 36% of our scrap requirements from the open metals market in 2011, and we expect our open market scrap purchases to account for approximately 30% of our scrap requirements during 2012. We will continue to manage our scrap consumption and utilization percentages based upon the market values of scrap relative to sponge and alloy costs as we strive to minimize our overall product costs. We also routinely sell scrap, usually in a form or grade we cannot economically recycle for use in our production operations.

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

All of our major competitors utilize scrap as a raw material in their titanium melt operations, and steel manufacturers also use titanium scrap as an alloy to produce interstitial-free steels, stainless steels and high-strength-low-alloy steels. Prices for most forms and grades of titanium scrap increased gradually during the first half, with commercially pure grades up slightly more than alloy grades. However, during the fourth quarter of 2011, prices for all forms and grades declined to levels approximating beginning-of-year levels. With the cost of feedstock ore anticipated to be significantly higher in 2012, we would expect the price of titanium sponge to also increase in 2012. These cost increases also may lead to an increase in the cost of scrap for 2012.

Other – Various alloy additions used in the production of titanium products, such as vanadium and molybdenum, are also available from a number of suppliers. Consistent demand from steel manufacturers for vanadium and molybdenum resulted in relatively stable costs for these alloys in 2011 at levels similar to those of 2010, although prices declined somewhat during the second half of 2011 as demand from the Chinese construction market decreased during this same timeframe. We expect costs of these alloys to remain stable during 2012.

Customer agreements. We have long-term agreements (“LTAs”) with certain major customers, including, among others, The Boeing Company (“Boeing”), Rolls-Royce plc and its German and U.S. affiliates (“Rolls-Royce”), United Technologies Corporation (“UTC,” Pratt & Whitney and related companies), the Safran companies (“Safran,” Snecma and related companies) and VALTIMET SAS. These agreements expire at various times through 2030, are subject to certain conditions and generally provide for (i) minimum market shares of the customers’ titanium requirements or firm annual volume commitments, (ii) formula-determined prices (including some elements based on market pricing) and (iii) price adjustments for certain raw material, labor and energy cost fluctuations. Generally, LTAs require our service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types. Certain provisions of these LTAs have been amended in the past and may be amended in the future to meet changing business conditions. Our 2011 sales revenues to customers under LTAs were 64% of our total sales revenues.

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

The demand for our titanium products is global, and our global productive capabilities allow us to respond to our customers’ needs. The following table summarizes our sales revenue by geographical location:

	Year ended December 31,
	2009	2010	2011
	(Percentage of total sales revenue)
Sales revenue to customers within:
North America	65%	64%	60%
Europe	27%	27%	31%
Other	8%	9%	9%

Total	100%	100%	100%

Further information regarding our external sales, net income, long-lived assets and total assets can be found in our Consolidated Balance Sheets, Consolidated Statements of Income and Notes 6 and 17 to the Consolidated Financial Statements.

Our concentration of customers, primarily in commercial aerospace, may impact our overall exposure to credit and other risks because all of these customers may be similarly affected by the same economic or other conditions. The following table provides supplemental sales revenue information:

	Year ended December 31,
	2009	2010	2011
	(Percentage of total sales revenue)
Ten largest customers	57%	54%	51%

Significant customers: (1)
Precision Castparts Corporation (“PCC”) (2)	15%	16%	16%
Boeing	17%	10%	—

Total LTAs	64%	62%	64%

Significant LTAs: (1)
Rolls-Royce (2)	13%	16%	18%
Boeing	17%	10%	—

(1)	Amounts are shown only in years for which the concentration is at least 10%.
(2)

PCC serves as a supplier to certain commercial aerospace manufacturers, including Rolls-Royce. Certain sales we make directly to PCC also counts towards, and are reflected in, the table above as sales to Rolls-Royce under the Rolls-Royce LTA.

The following table provides supplemental sales revenue information by industry sector:

	Year ended December 31,
	2009	2010	2011
	(Percentage of total sales revenue)
Commercial aerospace	60%	62%	63%
Military	20%	18%	13%
Industrial and emerging markets	11%	13%	17%
Other titanium products	9%	7%	7%

Total	100%	100%	100%

The primary market for titanium products in the commercial aerospace sector consists of two major manufacturers of large commercial airframes, Boeing Commercial Airplanes Group (a unit of Boeing) and Airbus, as well as manufacturers of large commercial aircraft engines including Rolls-Royce, General Electric Aircraft Engines, Pratt & Whitney and Safran. We sell directly to these major manufacturers, as well as to companies (including forgers such as Wyman-Gordon) that use our titanium to produce parts and other materials for such manufacturers. If any of the major aerospace manufacturers were to significantly reduce aircraft and/or jet engine build rates from those currently expected, there could be a material adverse effect, both directly and indirectly, on our business, results of operations, financial position and liquidity.

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

Outside of commercial aerospace and military sectors, we manufacture a wide range of products for customers in the desalination, chemical, oil and gas, consumer, sporting goods, healthcare, automotive and power generation industries. Additionally, we sell certain other products such as titanium fabrications, titanium scrap and titanium tetrachloride. We will also continue to work with existing and potential customers to identify and develop new or improved applications for titanium that take advantage of its unique properties and qualities.

Our backlog was approximately $580 million at December 31, 2010 and $780 million at December 31, 2011. Over 90% of our 2011 year-end backlog is scheduled for shipment during 2012. Our order backlog may not be a reliable indicator of future business activity.

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

In the U.S. market, the increasing presence of foreign participants has become a significant competitive factor. Prior to 1993, imports of foreign titanium products into the U.S. were not significant, primarily attributable to relative currency exchange rates and, with respect to Japan, Russia, Kazakhstan and Ukraine, import duties (including antidumping duties). However, since 1993, imports of titanium sponge, ingot and mill products have increased and have had a significant competitive impact on the U.S. titanium industry.

Trade and tariffs – Generally, imports of titanium products into the U.S. are subject to a 15% “normal trade relations” tariff. For tariff purposes, titanium products are broadly classified as either wrought (billet, bar, sheet, strip, plate and tubing) or unwrought (sponge, ingot and slab). Because a significant portion of end-use products made from titanium products are ultimately exported, we, along with our principal competitors and many customers, actively utilize the duty-drawback mechanism to recover substantially all of the tariff paid on imports.

From time-to-time, the U.S. government has granted preferential trade status to certain titanium products imported from particular countries (notably wrought titanium products from Russia, which carried no U.S. import duties from approximately 1993 until 2004). The U.S. government is currently engaged in ongoing negotiations concerning bilateral and/or multilateral free trade agreements whereby tariffs on titanium imported from other countries might also be eliminated.

A free trade agreement between the U.S. and the Republic of Korea was signed in 2011 and is expected to become effective in March 2012. This agreement eliminates the 15% tariff on unwrought titanium products imported from South Korea. The tariffs on other forms of titanium imported from South Korea will be reduced on a pro rata basis over a three-year period until they are eliminated entirely. South Korea is not currently a major exporter of titanium products to the U.S. but the elimination of titanium tariffs could encourage the development of the titanium industry in South Korea.

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

We will continue to resist efforts to eliminate duties on titanium products, although we may not be successful in these activities. Further reductions in, or the complete elimination of, any or all titanium tariffs could lead to increased imports of foreign sponge, ingot, slab and mill products into the U.S. and an increase in the amount of such products on the market generally, which could adversely affect pricing for titanium sponge, ingot, slab and mill products and thus our business, results of operations, financial position or liquidity.

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

Research and development. Our research and development activities are directed toward expanding the use of titanium and titanium alloys in all market sectors. Key research activities include the development of new alloys, new product forms and the associated manufacturing technologies and the development of technology required to enhance the performance of our products in the aerospace, industrial and emerging markets. In addition, we continue to work in partnership with the various parties, including U.S. government entities, to explore means to reduce titanium production cost through development of extraction and other process technologies in support of defense, energy and other priorities. We conduct the majority of our research and development activities at our Henderson Technical Laboratory, with additional coordinated activities at our facilities in Witton, England and Ugine, France. We incurred research and development costs of $7.8 million in 2009, $6.7 million in 2010 and $7.7 million in 2011.

Patents and trademarks. We hold U.S. and non-U.S. patents applicable to certain of our titanium alloys and manufacturing technology, which expire at various times from 2012 through 2030 and we have certain other patent applications pending. We continually seek patent protection with respect to our technology base and have occasionally entered into cross-licensing arrangements with third parties. However, the majority of our titanium alloys and manufacturing technologies do not benefit from patent protection. We believe the trademarks TIMET® and TIMETAL®, which are protected by registration in the U.S. and other countries, are important to our business.

Employees. Our employee headcount varies due to the cyclical nature of the aerospace industry and its impact on our business. Our employee headcount includes both our full and part-time employees. The following table shows our approximate employee headcount at the end of the past 3 years:

	Employees at December 31,
	2009	2010	2011
U.S.	1,455	1,605	1,850
Europe	750	780	900

Total	2,205	2,385	2,750

Our production and maintenance workers in Henderson and our production, maintenance, clerical and technical workers in Toronto, Ohio (approximately half of our total U.S. employees) are represented by the United Steelworkers of America under contracts expiring in January 2014 and June 2014, respectively. Employees at our other U.S. facilities are not covered by collective bargaining agreements. A majority of the salaried and hourly employees at our European facilities are represented by various European labor unions. Our labor agreement with our U.K. managerial and professional employees expires in March 2014, and we are currently in negotiations with our U.K. production and maintenance employees regarding our labor agreement which expired in December 2011. Our labor agreements with our French and Italian employees are renewed annually. We currently consider our employee relations to be good. However, it is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect our business, results of operations, financial position or liquidity.

Regulatory and environmental matters. Our operations are governed by various federal, state, local and foreign environmental, security and worker safety and health laws and regulations. In the U.S., such laws include the Occupational, Safety and Health Act, the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act and the Resource Conservation and Recovery Act. We use and manufacture substantial quantities of substances that are considered hazardous, extremely hazardous or toxic under environmental and worker safety and health laws and regulations. We have used and manufactured such substances throughout the history of our operations. Although we have substantial controls and procedures designed to reduce continuing risk of environmental, health and safety issues, we could incur substantial cleanup costs, fines, penalties and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws, common law theories of liability or non-compliance with environmental permits required at our facilities. In addition, government environmental requirements or the enforcement thereof may become more stringent in the future. It is possible that some, or all, of these risks could result in liabilities that would be material to our business, results of operations, financial position or liquidity.

Our policy is to maintain compliance in all material respects with applicable requirements of environmental and worker health and safety laws and strive to improve environmental, health and safety performance. We incurred capital expenditures related to health, safety and environmental compliance and improvement of approximately $1.7 million in 2009, $3.2 million in 2010 and $4.0 million in 2011.

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

Related parties. At December 31, 2011, Contran Corporation and other entities or persons related to Harold C. Simmons, Chairman of the Board of Directors, held approximately 54.1% of our outstanding common stock. See Notes 1 and 15 to the Consolidated Financial Statements.

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

The cyclical nature of the commercial aerospace industry, which represents a significant portion of our business, creates uncertainty regarding our future profitability. In addition, adverse changes to, or interruptions in, our relationships with our major commercial aerospace customers could reduce our revenues and impact our profitability and liquidity. The commercial aerospace sector has a significant influence on titanium companies, particularly mill product producers. The cyclical nature of the commercial aerospace sector has been the principal driver of the fluctuations in the performance of most titanium product producers. Our business is more dependent on commercial aerospace demand than is the overall titanium industry. We shipped approximately 65% of our mill products to commercial aerospace customers in 2011, whereas we estimate approximately 43% of the overall titanium industry’s mill products were shipped to commercial aerospace customers in 2011. Our melted and mill product sales to commercial aerospace customers accounted for 60% of our total sales in 2009, 62% in 2010 and 63% in 2011. We estimate that 2012 industry mill product shipments into the commercial aerospace sector will be higher than 2011 levels. Events that could adversely affect the commercial aerospace sector, such as future terrorist attacks, world health crises, a general economic downturn or unforeseen reductions in orders from commercial airlines, could significantly decrease our results of operations, financial condition and liquidity. See “Business – Titanium industry – Commercial aerospace sector.”

Sales under LTAs with customers in the commercial aerospace sector accounted for approximately 64% of our 2011 total sales. One of these LTAs expired in 2011, and the others expire at various times beginning in 2012 through 2030. The LTAs may not be renewed. If we are unable to maintain our relationships with our major commercial aerospace customers, either under the LTAs we have with these customers or other arrangements, our sales could decrease substantially, negatively impacting our profitability. See “Business – Customer agreements” and “Business – Markets and customer base.”

The titanium metals industry is highly competitive, and we may not be able to compete successfully. The global titanium markets in which we operate are highly competitive. Competition is based on a number of factors, such as price, product quality and service. Some of our competitors may be able to drive down market prices because their costs are lower than our costs. In addition, some of our competitors’ financial, technological and other resources may be greater than our resources, and such competitors may be better able to withstand changes in market conditions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Further, consolidation of our competitors or customers in any of the industries in which we compete may result in reduced demand for our products. In addition, producers of metal products, such as steel and aluminum, maintain forging, rolling and finishing facilities. Such facilities could be used or modified to process titanium mill products, which could lead to increased competition and decreased pricing for our titanium products. In addition, many factors, including excess capacity resulting from reduced demand in the titanium industry, as well as expansion by our competitors, intensify the price competition for available business at low points in the business cycle.

Our dependence upon certain critical raw materials that are subject to price and availability fluctuations and our dependence on certain outside vendors for conversion services could lead to increased costs or delays in the manufacture and sale of our products. We rely on a limited number of suppliers around the world, and principally on those located in Australia and South Africa, for our supply of titanium-containing feedstock ore (natural rutile and upgraded ilmenite), one of the primary raw materials used in the production of titanium sponge. While chlorine, another of the primary raw materials used in the production of titanium sponge, is generally widely available, we currently obtain our chlorine from a single supplier near our sponge plant in Henderson. Also, we cannot supply all our needs for all grades of titanium sponge and scrap internally and are therefore dependent on third parties for a substantial portion of our raw material requirements. All of our major competitors utilize sponge and scrap as raw materials in their melt operations. Titanium scrap is also used in certain steel-making operations, and demand for these steel products, especially from China, also influences demand for titanium scrap. Purchase prices and availability of these critical materials are subject to volatility. At any given time, we may be unable to obtain an adequate supply of these critical materials on a timely basis, on price and other terms acceptable to us, or at all. To help stabilize our supply of titanium sponge, we have entered into LTAs with certain sponge suppliers that contain fixed annual supply obligations. These LTAs contain minimum annual purchase requirements and, in certain cases, include take-or-pay provisions which require us to pay penalties if we do not meet the minimum annual purchase requirements. See “Business – Products and Operations – Raw materials,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual commitments” and Note 16 to the Consolidated Financial Statements.

Although overall inflationary trends in recent years have been moderate, during the same period certain critical raw material costs in our industry, including titanium containing feedstock ore, titanium sponge and scrap, have been and may continue to be volatile. For example, the cost of our titanium feedstock ore is expected to increase significantly beginning in 2012. While we are able to mitigate some of the adverse impact of fluctuating raw material costs through LTAs with suppliers and customers, rapid increases in raw material costs may adversely affect our results of operations and liquidity.

We send certain products to various outside vendors for further processing and rely on three specific vendors for substantial rolling, forging and melting capacity. Disruption or delays in production for one or more of these vendors due to a work stoppage, equipment failure or other reason could lead to increased cost or delays on the manufacture and sale of our products, which could adversely affect our results of operations or liquidity. See “Business – Products and Operations.”

We may be forced to decrease prices or may not be able to implement price increases. We change prices on certain of our products from time-to-time. Prices for our products are dependent on market conditions, economic factors, raw material costs and availability, competitive factors, operating costs and other factors, some of which are beyond our control. Pricing under our LTAs, which were designed in part to limit price volatility to our customers and us, are generally revised on an annual basis, while changes in our raw material and other operating costs can occur throughout the year. These factors may require us to reduce the prices we charge our customers, or they may limit our ability to implement price increases. In some instances, we may realize raw material cost savings, but the cost savings may lag behind price reductions due to long manufacturing lead times and the terms of existing contracts, or the cost savings may not fully offset the impact of the price reductions. In other instances, cost increases may precede the time at which we are able to implement a price increase, or the price increase may not fully offset the impact of the cost increases. These factors have had in the past, and may have in the future, an adverse impact on our revenues, operating results, financial condition and liquidity.

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

Reductions in, or the complete elimination of, any or all tariffs on imported titanium products into the United States could lead to increased imports of foreign sponge, ingot, slab and mill products into the U.S. and an increase in the amount of such products on the market generally, which could decrease pricing for our products. In the U.S. titanium market, the increasing presence of foreign participants has become a significant competitive factor, and imports of titanium sponge, ingot and mill products, principally from Russia and Kazakhstan, have had a significant competitive impact on the U.S. titanium industry.

Generally, imports of titanium products into the U.S. are subject to a 15% “normal trade relations” tariff. For tariff purposes, titanium products are broadly classified as either wrought (billet, bar, sheet, strip, plate and tubing) or unwrought (sponge, ingot and slab). From time-to-time, the U.S. government has granted preferential trade status to certain titanium products imported from particular countries (notably wrought titanium products from Russia, which carried no U.S. import duties from approximately 1993 until 2004). Tariffs on titanium imported from other countries might also be eliminated pursuant to bilateral and/or multilateral free trade agreements, such as the recent free trade agreement between the U.S. and South Korea. It is possible that such preferential status could be granted again in the future, and we may not be successful in resisting efforts to eliminate duties or tariffs on titanium products. See trade and tariff discussion in “Business – Competition.”

We may be unable to reach or maintain satisfactory collective bargaining agreements with unions representing a significant portion of our employees. Our production and maintenance workers in Henderson and our production, maintenance, clerical and technical workers in Toronto, are represented by the United Steelworkers of America under contracts expiring in January 2014 and June 2014, for the respective locations. A majority of the salaried and hourly employees at our European facilities are represented by various European labor unions. Our labor agreement with our managerial and professional U.K. employees expires in March 2014, and we are currently in negotiations with our U.K. production and maintenance employees regarding our labor agreement which expired in December 2011. The agreements with our French and Italian employees are renewed annually. A prolonged labor dispute or work stoppage at our major production facilities could materially impact our operating results. We may not succeed in concluding collective bargaining agreements with the unions on terms acceptable to us or maintaining satisfactory relations under existing collective bargaining agreements. If our employees were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations or higher ongoing labor costs.

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

Set forth below is a listing of our major production facilities. In addition to our U.S. sponge capacity discussed below, our worldwide melting capacity aggregates approximately 68,450 metric tons (estimated 19% of worldwide annual practical capacity) as of December 31, 2011, and our mill product capacity aggregates approximately 27,700 metric tons (estimated 14% of worldwide annual practical capacity) as of December 31, 2011. Of our worldwide melting capacity, 46% is represented by EB melting furnaces, 53% by vacuum arc remelting (“VAR”) furnaces and 1% by a vacuum induction melting (“VIM”) furnace.

		December 31, 2011 Annual Practical Capacity (3)
Manufacturing Location	Products Manufactured	Sponge	Melted Products	Mill Products
			(metric tons)
Henderson, Nevada (1)	Sponge, Ingot	12,600	12,250	—
Morgantown, Pennsylvania (1)	Slab, Ingot	—	40,700	—
Toronto, Ohio (1)	Billet, Bar, Plate, Sheet, Strip	—	—	15,000
Vallejo, California (2)	Ingot (including non-titanium superalloys)	—	1,600	—
Ugine, France (2) (4)	Ingot, Billet	—	3,200	2,600
Waunarlwydd, Wales(1)	Bar, Plate, Sheet	—	—	3,100
Witton, England (2)	Ingot, Billet, Bar	—	10,700	7,000

(1)	Owned facility.
(2)	Leased facility.
(3)	Practical capacities are variable based on product mix and in some cases are not additive. These capacities are as of December 31, 2011.
(4)	Practical capacities are based on the approximate maximum equivalent product that CEZUS is contractually obligated to provide.

During the past three years, our major production facilities have operated at varying levels of practical capacity. Overall, our plants operated at 47% of our practical capacity in 2009, 60% in 2010 and 77% in 2011, with our melting operations at 77% utilization and our mill product operations at 80% utilization during 2011. While practical capacity and utilization measures can vary significantly based upon the mix of products produced, we anticipate operating our plants at increased production levels in 2012.

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

TIMET Savoie has the right to utilize portions of the Ugine plant of Compagnie Européenne du Zirconium-CEZUS, S.A. (“CEZUS”), the owner of the 30% noncontrolling interest in TIMET Savoie, pursuant to a conversion services and operating lease agreement which runs through 2015. TIMET Savoie’s capacity is to a certain extent dependent upon the level of activity in CEZUS’ zirconium business, which may from time to time provide TIMET Savoie with capacity in excess of that which CEZUS is contractually required to provide. Our agreement with CEZUS requires them to provide us with melt capacity up to 3,200 metric tons annually and mill product capacity up to 2,600 metric tons annually.

Loterios, located in Gerenzano, Italy, manufactures large industrial-use fabrications, generally on a project-engineering and design basis, and therefore, measures of annual capacity are not practical or meaningful. Our Loterios manufacturing facility is leased pursuant to a long-term operating lease expiring in 2022.

ITEM 3:	LEGAL PROCEEDINGS

From time to time, we are involved in litigation relating to our business. See Note 16 to the Consolidated Financial Statements.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (symbol: TIE). The high and low sales prices for our common stock during 2010, 2011 and the first two months of 2012 are set forth below. All prices (as well as all share numbers referenced herein) have been adjusted to reflect previously affected stock splits.

	High	Low
Year ended December 31, 2010:
First quarter	$17.39	$10.54
Second quarter	$21.29	$13.80
Third quarter	$22.93	$16.87
Fourth quarter	$21.10	$16.60

Year ended December 31, 2011:
First quarter	$20.69	$16.51
Second quarter	$20.39	$16.03
Third quarter	$19.19	$13.28
Fourth quarter	$17.95	$13.52

January 1, 2011 to February 20, 2012	$16.53	$14.60

On February 20, 2012, the closing price of TIMET common stock was $14.85 per share, and there were approximately 2,130 stockholders of record of TIMET common stock.

We declared no cash dividends on our common stock during 2010, and we declared three quarterly cash dividends of $0.075 per common share for an aggregate of $39.9 million during 2011. Declaration and payment of future dividends on our common stock, and the amount thereof, is discretionary and is dependent upon our results of operations, financial condition, cash requirements for our business, contractual requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount and timing of future dividends which we might pay. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Future Cash Requirements.”

Prior to 2009, our board of directors authorized the repurchase of up to $100 million of our common stock in open market transactions or in privately negotiated transactions, and in July 2011, our board of directors authorized the repurchase of up to an additional $100 million of our common stock in open market transactions or in privately negotiated transactions. During 2011, we purchased 5.2 million shares of our common stock under such authorizations in a series of open market transactions for an aggregate purchase price of $80.6 million. All shares acquired under this authorization have been cancelled. The following table discloses certain information regarding the shares of our common stock we purchased during the fourth quarter of 2011 (we made no purchases during November or December of 2011).

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum dollar value that may yet be purchased under a publicly announced plan
				(In millions)
October 1, 2011 to October 31, 2011	253,372	$14.47	253,372	$64.3

Performance graph. Set forth below is a line graph comparing, for the period December 31, 2006 through December 31, 2011, the cumulative total stockholder return on our common stock against the cumulative total return of (a) the S&P Composite 500 Stock Index and (b) a self-selected peer group, comprised solely of RTI International Metals, Inc. (NYSE: RTI), our principal U.S. competitor with significant operations primarily in the titanium metals industry for which meaningful stockholder return information is available. The graph shows the value at December 31 of each year, assuming an original investment of $100 in each and reinvestment of cash dividends and other distributions to stockholders.

Comparison of Cumulative Return among Titanium Metals Corporation,

S&P 500 Composite Index and Self-Selected Peer Group

The information contained in the performance graph shall not be deemed “soliciting material” or “filed” with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act, except to the extent we specifically request that the material be treated as soliciting material or specifically incorporate this performance graph by reference into a document filed under the Securities Act or the Securities Exchange Act.

Equity compensation plan information. We have certain equity compensation plans, all of which were approved by our stockholders, which provide for the discretionary grant to our employees and directors of, among other things, options to purchase our common stock and stock awards. A nominal number of options under all such plans to purchase shares of our common stock were exercised on or before February 23, 2009. As a result, no options remain outstanding under all such plans, and no options have been issued in 2009, 2010 and 2011. We issued a nominal number of unrestricted common shares to each of our directors during 2009, 2010 and 2011, and awards representing an aggregate total of up to 0.5 million common shares were available for future grant or issuance under the plans. See Note 10 to the Consolidated Financial Statements.

ITEM 6:	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with our Consolidated Financial Statements and Item 7 – MD&A:

	Year ended December 31,
	2007	2008	2009	2010	2011
	($ in millions, except per share and product shipment data)
STATEMENT OF INCOME DATA:
Net sales	$1,278.9	$1,151.5	$774.0	$857.2	$1,045.2
Gross margin	447.4	287.7	113.3	178.8	223.6
Operating income	372.0	219.7	54.9	120.8	174.6
Net income	276.7	168.2	35.8	82.9	117.2
Net income attributable to TIMET common stockholders	263.1	162.2	34.3	80.6	114.0
Earnings per share attributable to TIMET stockholders:
Basic	$1.62	$0.89	$0.19	$0.45	$0.64
Diluted	1.46	0.89	0.19	0.45	0.64
Dividends per common share	0.075	0.30	—	—	0.225

BALANCE SHEET DATA:
Cash and cash equivalents	$90.0	$45.0	$169.4	$283.4	$47.3
Total assets	1,419.9	1,367.7	1,378.6	1,498.0	1,622.0
Capital lease obligation	0.5	0.2	0.1	0.1	—
TIMET stockholders’ equity	1,132.7	1,079.6	1,107.0	1,209.9	1,218.3
Total equity	1,156.6	1,100.3	1,124.1	1,225.7	1,231.4

CASH FLOW DATA:
Cash flows provided by (used in):
Operating activities	$192.1	$197.6	$206.8	$121.4	$(42.0)
Investing activities	(108.2)	(142.6)	(64.1)	0.5	(67.8)
Financing activities	(24.5)	(97.7)	(20.3)	(6.3)	(126.1)

Net cash provided (used)	$59.4	$(42.7)	$122.4	$115.6	$(235.9)

Melted product shipments:

Volume (metric tons)	4,720	3,850	2,750	5,220	6,175
Average selling price (per kilogram)	$40.65	$30.00	$25.10	$20.60	$22.05

Mill product shipments:

Volume (metric tons)	14,230	15,050	11,425	12,790	16,070
Average selling price (per kilogram)	$66.90	$60.70	$55.60	$53.55	$51.95

Order backlog at December 31 (1)	$1,000	$695	$440	$580	$780
Capital expenditures	$100.9	$121.3	$33.0	$23.6	$54.1

(1)	Order backlog is defined as unfilled purchase orders (including those under consignment arrangements), which are generally subject to deferral or cancellation by the customer under certain conditions.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We sell our titanium melted and mill products into four worldwide market sectors. Aggregate volumes for titanium mill products were shipped into the following sectors:

	TIMET		Titanium Industry (1)
	Mill product shipments	% of total	Mill product shipments	% of total
	(Metric tons)		(Metric tons)
Shipments during 2010:
Commercial aerospace	8,375	66%	41,170	47%
Military	2,350	18%	6,690	8%
Industrial	1,675	13%	36,880	42%
Emerging markets	390	3%	2,400	3%

	12,790	100%	87,140	100%

Shipments during 2011:
Commercial aerospace	10,440	65%	47,000	43%
Military	1,520	9%	6,000	6%
Industrial	3,800	24%	52,080	48%
Emerging markets	310	2%	3,000	3%

	16,070	100%	108,080	100%

(1)

Estimates based on our titanium industry experience and information obtained from publicly-available external resources (e.g., United States Geological Survey, International Titanium Association and Japan Titanium Society).

The titanium industry derives a substantial portion of its demand from the highly cyclical commercial aerospace sector. As shown in the table above, our business is more dependent on commercial aerospace demand than is the overall titanium industry. Our operating results during 2010 and 2011 reflect strong demand for our products throughout the commercial aerospace supply-chain as the manufacturing activity and aircraft production schedules continue to support the ongoing commercial aerospace up-cycle for titanium. Global demand for our products in the industrial sector also improved in 2011 with an increase in manufacturing activity for major infrastructure projects, including the construction of desalination plants. The project-oriented nature of the industrial sector contributes to the variability of sales volume for us and the industry. Shipments of our mill products into the military sector decreased in 2011 primarily due to the fulfillment of our deliveries under certain armor programs in 2010, and uncertainty within certain military aerospace and other programs has and may continue to limit the demand for our products in the sector.

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

Impairment of long-lived assets. We undertake an evaluation of the assets or asset group when events or changes in circumstances indicate the carrying amount of our long-lived property and equipment may not be recoverable. Such events or changes in circumstances include a current period operating or cash flow loss associated with the long-lived asset combined with a history and/or future forecast of operating or cash flow losses (whether resulting from decreased demand or otherwise), a sustained period of time during which the operating results of the long-lived asset were below expectations, a current expectation that it was more likely than not that the long-lived asset would be sold or otherwise disposed before the end of its previously-estimated useful life, a significant adverse change in the manner in which the long-lived asset was being used or a significant decrease in the market price for the long-lived asset. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated using discounted expected future cash flows or appraised values. All relevant factors are considered in determining whether an impairment exists. We did not evaluate any material long-lived assets for impairment during 2009, 2010 or 2011 because no such impairment indicators were present.

Income taxes. We recognize deferred taxes for future tax effects of temporary differences between financial and income tax reporting. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a deferred income tax asset valuation allowance, it is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would more-likely-than-not be realized in the future. If such changes take place, there is a risk that an adjustment to our deferred income tax asset valuation allowance may be required that would either increase or decrease, as applicable, our reported net income in the period such change in estimate was made. For example, we have net operating loss carryforwards in the United Kingdom and Italy (the equivalent of an aggregate of $46.3 million at December 31, 2011). At December 31, 2011, we concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of these carryforwards, it is possible we might conclude the benefit of the carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

At the end of each reporting period, we also evaluate whether some or all of the undistributed earnings of our foreign subsidiaries are permanently reinvested (as that term is defined in generally accepted accounting principles). While we may have concluded in the past that our undistributed earnings are permanently reinvested, facts and circumstances can change in the future, such as a change in the expectation regarding the capital needs of our foreign subsidiaries, which could result in a conclusion that some or all of the undistributed earnings are no longer permanently reinvested. If our prior conclusions change, we would recognize a deferred income tax liability in an amount equal to the estimated incremental U.S. income tax and withholding tax liability that would be generated if all of such previously-considered permanently reinvested undistributed earnings were distributed to us. We did not change our conclusions on our undistributed foreign earnings in 2011. It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to such earnings due to the complexities associated with the U.S. taxation on earnings of foreign subsidiaries repatriated to the U.S.

We record reserves for uncertain tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities. From time to time, tax authorities will examine certain of our income tax returns. Tax authorities may interpret tax regulations differently than we do. Judgments and estimates made at a point in time may change based on the outcome of tax audits and changes to or further interpretations of regulations, thereby resulting in an increase or decrease in the amount we are required to accrue for uncertain tax positions (and therefore a decrease or increase in our reported net income in the period of such change). Our reserve for uncertain tax positions changed during 2011. See Note 13 to the Consolidated Financial Statements for a discussion of our uncertain tax positions.

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

RESULTS OF OPERATIONS

Comparison of 2011 to 2010

Summarized financial information. The following table summarizes certain information regarding our results of operations for the years ended December 31, 2010 and 2011. Our reported average selling prices reflect actual selling prices after the effects of currency exchange rates, customer and product mix and other related factors throughout the periods presented.

	For the year ended December 31,
	2010	% of total net sales	2011	% of total net sales
	(In millions, except product shipment data)
Net sales:
Melted products	$107.5	12%	$136.2	13%
Mill products	684.9	80%	834.8	80%
Other titanium products	64.8	8%	74.2	7%

Total net sales	857.2	100%	1,045.2	100%

Cost of sales	678.4	79%	821.6	79%

Gross margin	178.8	21%	223.6	21%
Selling, general, administrative and development expense	56.6	7%	64.5	6%
Other (expense) income, net	(1.4)	—	15.5	2%

Operating income	$120.8	14%	$174.6	17%

Melted product shipments:
Volume (metric tons)	5,220		6,175
Average selling price (per kilogram)	$20.60		$22.05

Mill product shipments:
Volume (metric tons)	12,790		16,070
Average selling price (per kilogram)	$53.55		$51.95

Net sales. Our net sales were $1,045.2 million for 2011 compared to net sales of $857.2 million for 2010. The 22% increase in net sales was principally the result of increased volumes, partially offset by lower average selling prices for our mill products during 2011. Product shipment volume increased 18% for melted products and 26% for mill products from 2010 to 2011, reflecting improved demand for certain titanium products within the commercial aerospace sector as manufacturing activity and inventory levels within the supply chain continued to increase and improve demand for certain industrial products. The decrease in average selling prices for mill products is primarily due to relative changes in product mix, with increased sales of industrial products in 2011 which are generally project-oriented and sell at lower prices than more complex aerospace grade products with higher alloy content. Mill product shipments to the industrial market sector were 24% of total mill product sales volume in 2011 compared to 13% during 2010.

Gross margin. For 2011, our gross margin was $223.6 million as compared to $178.8 million for 2010, reflecting higher sales volume and the related favorable impact on per-unit manufacturing cost of increased utilization of our manufacturing capacity, offset by the relative change in product mix discussed above. Increased production volumes throughout our major manufacturing operations during 2011 resulted in $1.2 million of unabsorbed fixed overhead costs in 2011 as compared to $8.8 million in 2010.

Operating income. Our operating income for 2011 was $174.6 million compared to $120.8 million during 2010, primarily reflecting the increase in gross margin and a $10.6 million gain on settlement of a claim to recover certain groundwater remediation costs in the first quarter of 2011 discussed in Note 12 to our Consolidated Financial Statements.

Income taxes. Our effective income tax rate was 35% in 2011 compared to 34% in 2010. We operate in multiple tax jurisdictions, and as a result, the geographic mix of our pre-tax income or loss can impact our overall effective tax rate. Our effective rate in 2011 was equal to the U.S. statutory rate primarily due to the offsetting effects of (i) the positive impact of a portion of earnings being generated in lower tax rate jurisdictions, (ii) the negative impact of certain U.K. tax legislation which was enacted in 2011 and (iii) the positive impact of the domestic production activities deduction. Our effective income tax rate in 2010 was lower than the U.S. statutory rate primarily due to the net effects of (i) the positive impact of the domestic production activities deduction and (ii) the negative impact of certain U.K. tax legislation which was enacted in 2010. See Note 13 to our Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense. Some of the more significant items impacting this reconciliation are summarized below.

Our income tax expense in 2011 includes:

•	An income tax benefit of $3.4 million related to the domestic production activities deduction; and

•	An income tax provision of $1.9 million primarily related to a U.K. tax rate change enacted in 2011.

Our income tax expense in 2010 includes:

•	An income tax benefit of $2.6 million related to the domestic production activities deduction and related increases in the allowable percentage for 2010; and

•	An income tax provision of $0.7 million related to a U.K. tax rate change enacted in 2010.

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

Net sales. Our net sales were $857.2 million for 2010 compared to net sales of $774.0 million for 2009. The 11% increase in net sales was principally the result of increased volumes, partially offset by lower average selling prices during 2010. Product shipment volume increased 90% for melted products and 12% for mill products from 2009 to 2010, due to improved demand for certain titanium products within the commercial aerospace sector as manufacturing activity and inventory levels within the supply chain continued to recover from the global economic downturn affecting 2009 shipment volumes. Average selling prices decreased 18% for melted products and 4% for mill products from 2009 to 2010, primarily driven by pricing adjustments under long-term customer agreements, lower spot market prices for our products and the relative mix of products sold during the period.

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

Income taxes. Our effective income tax rate was 34% in 2010 compared to 37% in 2009. We operate in multiple tax jurisdictions, and as a result, the geographic mix of our pre-tax income or loss can impact our overall effective tax rate. Our effective rate in 2010 was lower than the U.S. statutory rate and the 2009 effective rate primarily due to the net effects of (i) the positive impact of a portion of earnings being generated in lower tax rate jurisdictions, (ii) the negative impact of certain U.K. tax legislation which was enacted in 2009 and became effective in 2010 and (iii) the positive impact of the domestic production activities deduction. Our effective income tax rate in 2009 was higher than the U.S. statutory rate primarily due to the net effects of lower earnings and changes in foreign tax law that caused us to revise our judgments regarding our ability to utilize certain foreign tax attributes and incremental taxes on foreign earnings. See Note 13 to our Consolidated Financial Statements for a tabular reconciliation of our statutory income tax expense to our actual tax expense. Some of the more significant items impacting this reconciliation are summarized below.

Our income tax expense in 2010 includes:

•	An income tax benefit of $2.6 million related to the domestic production activities deduction and related increase in the allowable percentage for 2010; and

•	An income tax provision of $0.7 million related to a U.K. tax rate change enacted in 2010.

Our income tax expense in 2009 includes:

•	An income tax benefit of $5.4 million related to an internal reorganization we implemented in the second quarter of 2007; and

•	An income tax expense of $3.0 million related to an increase in our reserve for uncertain tax positions.

European operations

We have substantial operations located in the United Kingdom, France and Italy. Approximately 38% of our sales originated in Europe for 2011, a portion of which were denominated in foreign currency, principally the British pound sterling or the euro. Certain raw material costs, principally purchases of titanium sponge and alloys for our European operations, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of our European subsidiaries are those of their respective countries. Our European operations may incur borrowings denominated in U.S. dollars or in their respective functional currencies. Our export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations. We do not use currency contracts to hedge our currency exposures.

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

As the U.S. dollar remained relatively neutral to the British pound but strengthened versus the euro in 2010 compared to 2009, while the U.S. dollar weakened versus both currencies in 2011 compared to 2010, fluctuations in foreign currency exchange rates had the following effects on our sales and operating income:

	2010 versus 2009	2011 versus 2010
	(In millions)
Increase (decrease) in:
Net sales	$(4.0)	$16.0
Operating income	(0.8)	1.8

Outlook

Demand for our products was strong throughout 2011, continuing the recovery we and the titanium industry as a whole, began to experience during 2010. Our customers, particularly within the commercial aerospace supply chain, significantly increased their purchasing activity during 2011 due to the combined effects of the continued production ramp-up of next generation aircraft, increasing build rates on legacy models and the replenishment and growth of inventory to support the anticipated increase in future aircraft deliveries. Our record shipments during 2011 exceeded our 2010 shipments by 26% for mill products and 18% for melted products.

We believe the current strong demand for our products will continue throughout 2012, as evidenced by our sales order backlog nearing $800 million at the end of the year, one-third higher than a year ago. Commercial aerospace demand should remain strong and grow steadily if the industry’s estimated timelines for fleet replacement and commercial aircraft production are realized. Certain industrial markets also demonstrated signs of increased activity which we expect to continue in 2012, although this sector is generally driven by large projects, and the mix of titanium and non-titanium projects is subject to many factors. We believe our focus on titanium alloys for the aerospace industry, including specialty grades for jet engine applications, continues to provide us with a competitive advantage in light of the favorable long-term outlook for aerospace. Based on such factors, we currently anticipate 2012 volume growth consistent with overall industry growth estimates for 2012, with our production rates increasing accordingly. Subject to some variability from product mix, we expect our average selling prices to increase modestly in 2012, driven by cost-based index pricing under our long-term agreements and improved non-contract pricing. Input costs are also expected to increase and be partially offset by operating leverage attained through higher anticipated production volumes. The combination of these factors should allow us to achieve gross margin percentages at or above 2011 levels.

The continued development and production of next generation aircraft, which require a significantly higher percentage of titanium than earlier models, combined with the resurgence in orders for recently reintroduced legacy models with new, fuel-efficient engines and a strong original equipment manufacturer order backlog, signal that our industry has entered the sustained growth period that various industry experts have forecasted. If the industry’s estimated timelines for fleet replacement and commercial aircraft production are met, including commercial delivery schedules for the Boeing 787 and the Airbus A350 XWB, we anticipate production rates throughout the commercial aerospace supply chain will continue to show improvement during the next year and accelerate over the next several years, which should positively affect our sales and operating results. In February 2012, The Airline Monitor, a leading aerospace publication, issued its semi-annual forecast for commercial aircraft deliveries. Aggregate annual deliveries of aircraft for Boeing and Airbus are expected to reach record numbers during each year from 2012 through 2014 (totaling at least 1,165 aircraft deliveries each year during the period). Even after the next expected peak in overall deliveries of Boeing and Airbus aircraft (forecasted at 1,385 units in 2014), the demand for titanium is expected to remain strong due to increased deliveries of twin-aisle aircraft and the increased production rates of next generation commercial aircraft, both of which require large amounts of titanium. Beyond 2014, projected aircraft deliveries remain strong as fuel efficiency and expansion of the global fleet in developing areas, such as Asia, the Middle East and South America, are expected to be key drivers of long-term demand.

We continue to enhance our ability to meet our current and prospective customers’ needs and strengthen our position as a trusted supplier in markets where technical ability and precision are critical. We have been successful over the past several years in establishing significant flexibility and cost efficiencies throughout our manufacturing processes, and we believe the current environment of strong demand and stable pricing will allow us to take advantage of these strengths. Our fiscal discipline and industry expertise have allowed us to manage our production rates and costs effectively while investing capital conservatively and maintaining a strong balance sheet. We believe our financial strength and operating flexibility position us to take advantage of opportunities to strengthen and expand our presence in key markets.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated cash flows for each of the past three years are presented below. The following should be read in conjunction with our Consolidated Financial Statements and notes thereto.

	Year ended December 31,
	2009	2010	2011
	(In millions)
Cash provided by (used in):
Operating activities	$206.8	$121.4	$(42.0)
Investing activities	(64.1)	0.5	(67.8)
Financing activities	(20.3)	(6.3)	(126.1)

Net cash provided by (used in) operating, investing and financing activities	$122.4	$115.6	$(235.9)

Operating activities. Cash flow from operations is the primary source of our liquidity. Changes in pricing, production volume and customer demand, among other things, could significantly affect our liquidity. Trends in cash flows from operating activities, excluding changes in assets and liabilities, have generally been similar to the trends in operating income. Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Changes in assets and liabilities tend to even out over time. However, period to period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. Our cash from operating activities decreased $163.4 million, from $121.4 million cash provided in 2010 to $42.0 million cash used in 2011 primarily due to the net effects of the following factors:

•

operating income increased by $43.2 million in 2011 (excluding the impact of the $10.6 million non-cash settlement received from Tronox during 2011 discussed in Note 12 to our Consolidated Financial Statements);

•

net cash used from the relative changes in our receivables, inventories, payables and accruals increased by $171.4 million in 2011 in response to changing working capital requirements primarily due to increased inventory levels to support higher production levels partially offset by the associated increases to payables and accruals ; and

•	net cash paid for income taxes increased by $14.6 million in 2011 due to higher taxable income in 2011.

Cash provided by operating activities decreased $85.4 million, from $206.8 million in 2009 to $121.4 million in 2010. The net effects of the following significant items contributed to the overall decrease:

•	operating income increased by $65.9 million in 2010;

•

net cash from the relative changes in our in receivables, inventories, payables and accruals decreased by $141.2 million in 2010 in response to changing working capital requirements primarily due to increased inventory levels to support higher production levels partially offset by the associated increases to payables and accruals and increased receivables associated with higher sales levels and higher days sales outstanding in 2010; and

•	net cash paid for income taxes increased by $5.8 million in 2010 primarily due to higher taxable income in 2010.

Relative changes in working capital can have significant effects on cash flows from operating activities. As shown below, our average days sales outstanding (“DSO”) increased for each period from December 31, 2009 to December 31, 2011. The increase in our DSO was the result of the general mix of customers and the timing of collection of receivables, especially with respect to 2009. Additionally, our average number of days sales in inventory (“DSI”) fluctuate during the three years ended December 31, 2011. The fluctuations in average DSI were the result of the increased inventory purchases to support improving customer demand trends. Based on our sales order backlog and outlook for inventory purchases, we expect to deploy additional working capital to maintain appropriate inventory levels in response to continued improvement in customer demand trends in 2012. The following table provides average DSO and DSI as of December 31:

	2009	2010	2011
DSO	43 days	52 days	55 days
DSI	255 days	243 days	294 days

Investing activities. Our investing activities used cash of $64.1 million in 2009, provided cash of $0.5 million in 2010 and used cash of $67.8 million in 2011. Capital projects and other significant investing activities include the following:

•

capital expenditures of $33.0 million in 2009 and $23.6 million in 2010 were primarily limited to those projects required to properly maintain our equipment and facilities, whereas capital expenditures of $54.1 million in 2011 also included capital projects to upgrade certain facilities and machinery to drive operating efficiency;

•	purchases of marketable securities of affiliates of $0.7 million during 2009, $3.1 million during 2010 and $40.3 million during 2011;

•	purchases of mutual funds and other marketable securities of $207.0 million and proceeds from the sale of such securities of $219.3 million during 2011; and

•

investing activity on various notes receivable from affiliates (discussed in Note 15 to our Consolidated Financial Statements) including net loans of $33.3 million in 2009 and net collection of principal payments of $27.7 in 2010 and $16.8 million in 2011.

Financing activities. The following significant items were included in our cash flows from financing activities:

•	dividends paid on our common stock of $39.9 million in 2011 as compared to no dividends paid in 2009 and 2010;

•	dividends paid to CEZUS of $5.5 million in 2009, $2.2 million in 2010 and $5.6 million in 2011; and

•	treasury stock purchases of $14.7 million in 2009, $3.9 million in 2010 and $80.6 million in 2011.

In February 2012, we entered into a new $200 million U.S. long-term credit agreement that matures in February 2017. The amount available for borrowings under the U.S. Facility is based on formula-determined amounts of eligible accounts receivable and inventory. See Note 9 to the Consolidated Financial Statements.

Future cash requirements

Liquidity. Our primary source of liquidity on an ongoing basis is our cash flows from operating activities and borrowing availability under various credit facilities, including availability under a $200 million U.S. credit facility entered in February 2012. We generally use these amounts to (i) fund capital expenditures, (ii) repay indebtedness incurred primarily for working capital purposes and (iii) provide for the payment of dividends. From time-to-time we will incur indebtedness, generally to (i) fund short-term working capital needs, (ii) refinance existing indebtedness, (iii) make investments in marketable and other securities (including the acquisition of securities issued by our affiliates) or (iv) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business.

We routinely evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our alternative uses of capital, debt service requirements, the cost of debt and equity capital and estimated future operating cash flows. As a result of this process, we have in the past and may in the future, seek to raise additional capital, modify our common stock dividend policies, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of common stock, sell assets, or take a combination of such steps or other steps to increase or manage our liquidity and capital resources. In the normal course of business, we investigate, evaluate, discuss and engage in acquisition, joint venture, strategic relationship and other business combination opportunities in the titanium, specialty metal and other industries. In the event of any future acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring indebtedness.

We paid no dividends on our common stock during 2009 and 2010, and we paid three quarterly cash dividends of $0.075 per common share, or an aggregate of $39.9 million, during 2011. The declaration and payment of future dividends will be dependent upon the board’s consideration of our cash requirements, contractual commitments, including applicable credit facility covenants, strategic plans and other factors deemed relevant by our board of directors.

At December 31, 2011, we had aggregate cash and cash equivalents of $47.3 million, and we had borrowing availability under our existing European credit facilities of $49.5 million. Our non-U.S. subsidiaries held $43.2 million of our aggregate cash and cash equivalents. We entered into a $200 million U.S. revolving credit facility in February 2012 maturing in February 2017. Our U.K. credit facilities mature in August 2012. Based upon our expectations of our operating performance, the anticipated demands on our cash resources, borrowing availability under our U.S. and European credit facilities and anticipated borrowing capacity after the maturity of these credit facilities, we expect to have sufficient liquidity to meet our obligations for the short-term (defined as the next twelve-month period) and our long-term obligations.

Repurchases of common stock. At February 20, 2012, we had approximately $64.3 million available for repurchase of our common stock under the authorizations described in Note 10 to the Consolidated Financial Statements.

Capital expenditures. We currently estimate we will invest a total of approximately $115 million to $125 million for capital expenditures during 2012. Our planned capital expenditures include projects to drive increased operating efficiency, properly maintain equipment and expand the productive capacity at our melting facilities, including a project we have commissioned at our facility in Morgantown, Pennsylvania, currently expected to be completed in 2013. As part of our expansion plans, we are implementing plasma melting technology to enhance our capabilities to meet the growing demand for complex, high-temperature alloys utilized more extensively in new generation aircraft engines. Capital spending for 2012 is expected to be funded by cash flows from operating activities or existing cash resources and available credit facilities.

We continue to evaluate additional opportunities to improve or augment productive assets including capital projects, acquisitions or other investments which, if consummated, any required funding would be provided by existing cash resources or borrowings under our U.S. and European credit facilities.

Contractual commitments. As more fully described in Notes 15 and 16 to the Consolidated Financial Statements, we were a party to various agreements at December 31, 2011 that contractually commit us to pay certain amounts in the future.

The following table summarizes our contractual commitments that specify all significant terms, including pricing, quantity and date of payment:

	Payment Due Date
		2013/	2015/	2017 &
	2012	2014	2016	After	Total
	(In millions)
Operating leases	$6.2	$9.3	$6.2	$13.4	$35.1

Purchase obligations:
Raw materials (1)	316.3	204.3	193.0	322.9	1,036.5
Other (2)	75.1	48.8	20.7	23.0	167.6

Other contractual obligations (3)	20.4	1.0	1.0	—	22.4

	$418.0	$263.4	$220.9	$359.3	$1,261.6

(1)

These obligations generally relate to the purchase of titanium sponge pursuant to LTAs that expire at varying dates (as described in Item 1: Business) and various other commitments for the purchase of raw materials. Certain LTAs have annually negotiated prices and ranges of volumes, and we have assumed minimum required volumes and minimum or estimated prices, as deemed appropriate. Certain LTAs contain automatic renewal provisions; however, we have only included the purchase commitments associated with the initial term of each LTA.

(2)

These obligations generally relate to contractual purchase obligations for conversion services, certain operating fees paid to CEZUS for use of a portion of its Ugine plant pursuant to an agreement expiring in 2015 (as described in Item 2: Properties), obligations for the purchase of energy and utilities and other commitments for the purchase of various goods and services, including equipment and operating supplies, which are primarily for delivery in 2012. These obligations are generally based on an average price and an assumed constant mix of services purchased, as appropriate.

(3)

These other obligations include income taxes payable, principal payments on capital leases and other indebtedness and other contractual obligations recorded on our balance sheet as of December 31, 2011. Additionally, we have an obligation to Contran under an intercorporate services agreement (“ISA”) which will be recorded ratably over the 2012 service period. We expect to renew the ISA annually.

The above table does not reflect any amounts that we might pay to fund our defined benefit pension plans and OPEB plans, as the timing and amount of any such future funding are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and inflation rate assumptions. See Note 14 to the Consolidated Financial Statements and “Liquidity and Capital Resources – Defined benefit pension plans” and “Liquidity and Capital Resources – Postretirement benefit plans other than pensions.”

Off-balance sheet arrangements. We do not have any off-balance sheet financing agreements other than the outstanding letters of credit and operating leases discussed in Notes 9 and 16 to our Consolidated Financial Statements.

Recent accounting pronouncements. See Note 3 to the Consolidated Financial Statements.

Defined benefit pension plans. As of December 31, 2011, we maintain three defined benefit pension plans – one each in the U.S., the U.K. and France. The majority of the discussion below relates to the U.S. and U.K. plans, as the French plan is not material to our Consolidated Balance Sheets, Statements of Income or Statements of Cash Flows.

We recorded consolidated pension expense of $15.6 million in 2009, $16.7 million in 2010 and $13.0 million in 2011. Pension expense was calculated based upon a number of actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return. Our U.K. plan experienced an actuarial loss in 2009 primarily due to a decrease in our discount rate assumption and an increase in our inflation rate assumption, which increased our pension expense in 2010 when this additional actuarial loss began to be amortized. Better than expected asset returns under each of the U.S. and U.K. plans during 2010 resulted in actuarial gains that began amortizing in 2011 and higher nominal expected returns on assets which contributed to the reduced pension expense during 2011. Additionally, in the fourth quarter of 2011, as allowed under the plan provisions, we stopped the accrual of additional benefits for all participants (other than adjustments for inflation) in our U.K. defined benefit pension plan. Such plan action resulted in a $1.7 million curtailment loss included in net pension expense during 2011.

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

	Discount rates used for:
	Obligation at December 31, 2009 and expense in 2010	Obligation at December 31, 2010 and expense in 2011	Obligation at December 31, 2011 and expense in 2012
U.S. plan	5.80%	5.35%	4.65%
U.K. plan	5.65%	n/a	4.75%
Pre-curtailment	n/a	5.60%	n/a
Post-curtailment	n/a	5.10%	n/a

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

All of our U.S. plan’s assets are invested in the Combined Master Retirement Trust (“CMRT”). The CMRT is a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts which fund certain employee benefit plans sponsored by Contran and related companies. Certain of the CMRT’s investments include holdings of our common stock; however, our U.S. plan assets are invested only in the portion of the CMRT that does not hold our common stock. See Note 14 to the Consolidated Financial Statements.

The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons. Mr. Simmons is the sole trustee of the CMRT. The trustee of the CMRT, along with the CMRT’s investment committee, of which Mr. Simmons is a member, actively manages the investments of the CMRT. The trustee and investment committee periodically change the asset mix of the CMRT based upon, among other things, advice from third-party advisors and their respective expectations as to what asset mix will generate the greatest overall return. At December 31, 2011, our portion of the CMRT had an aggregate asset value of $62.0 million. During 2009, 2010 and 2011, the assumed long-term rate of return for our U.S. plan assets that were invested in the CMRT was 10%. In determining the appropriateness of the long-term rate of return assumption, we considered, among other things, the historical rates of return, the current and projected asset mix and the investment objectives of the CMRT’s managers for our portion of the CMRT. During the history of the CMRT from its inception in 1988 through December 31, 2011, the average annual rate of return earned by our portion of the CMRT, as calculated based on the average percentage change in the net asset value per unit for each applicable year, has been approximately 11%.

All of our U.K. plan’s assets are invested in equity securities, fixed-income securities and cash or cash equivalents with a target asset allocation determined by an investment committee appointed by the plan’s trustee. As a result of market fluctuations experienced and the strategic movement toward our long-term funding and asset allocation strategies, actual asset allocation as of December 31, 2011 was 84% equity securities and 16% fixed income and other securities. Our future expected long-term rate of return on plan assets for our U.K. plan is based on our target asset allocation assumption of 80% equity securities and 20% fixed income securities. Based on various factors, including economic and market conditions, gains on the plan assets during each of the preceding years and projected asset mix, our assumed long-term rate of return for our pension expense as it related to our U.K. plan was 6.80% for 2009, 7.50% in 2010 and 7.35% in 2011.

Although the expected rate of return is a long-term measure, we continue to evaluate our expected rate of return annually and adjust it as considered necessary. As part of this evaluation, we considered the historical long-term average annual rates of return and recent economic downturn impacting virtually all global equity markets, and based on our evaluation, the recent declines in value for our plans’ assets are not indicative of a long-term trend requiring an adjustment to our long-term expected rate of return for any of our defined benefit pension plans. Actual returns on plan assets for a given year that are greater than the assumed rates of return result in an actuarial gain, while actual returns on plan assets for a given year that are less than the assumed rates of return result in an actuarial loss. All of these actuarial gains and losses are not recognized in earnings currently, but instead are deferred as part of accumulated other comprehensive income (“AOCI”) and amortized into net income in the future as part of pension expense. However, any actuarial gains generated in future periods reduce the negative amortization effect of any cumulative actuarial losses, while any actuarial losses generated in future periods reduce the favorable amortization effect of any cumulative actuarial gains.

Based on an expected long-term rate of return (“LTRR”) on plan assets of 10%, a discount rate of 4.65% and various other assumptions, we estimate our U.S. plan will have pension expense of approximately $4.2 million in 2012 as compared to $3.7 million in 2011. Pension expense for our U.S. plan will increase in 2012 as compared to 2011, primarily as the result of a net actuarial loss recognized in AOCI as of December 31, 2011 that will begin amortizing in 2012. Such net actuarial loss resulted from changes to certain of our key assumptions, including a reduction in the discount rate as December 31, 2011.

Based on an expected LTRR on plan assets of 7.35%, a discount rate of 4.75% and various other assumptions (including an assumed exchange rate of $1.54/£1.00), we estimate pension expense for our U.K. plan will approximate $2.3 million in 2012 compared to $7.4 million in 2011 (excluding the $1.7 curtailment loss recognized in 2011), with the decrease primarily due to ceasing the accumulation of additional benefits for our active participants as well as extending the period over which cumulative unrecognized actuarial losses are amortized into pension expense following such plan curtailment.

A 25 basis point increase or decrease in our discount rate assumptions would increase or decrease our consolidated pension expense by approximately $1.0 million in 2011 and by approximately $0.4 million in 2012. A 50 basis point increase or decrease in our long-term rate of return on plan assets assumptions would decrease or increase our consolidated pension expense by approximately $1.0 million in each of 2011 and 2012.

We made no cash contributions in 2009, $5.2 million in 2010 and $4.4 million in 2011 to our U.S. plan and $8.5 million in 2009, $7.2 million in 2010 and $11.2 million in 2011 to our U.K. plan. Based upon the current funded status of the plans and the actuarial assumptions being used for 2011, we expect we will be required to make contributions of $4.9 million to our U.S. plan and $8.4 million to our U.K. plan in 2012.

The fair value of the assets of the U.S. plan was $48.1 at December 31, 2009, $57.3 million at December 31, 2010 and $62.0 million at December 31, 2011, and the fair value of the assets of the U.K. plan was $145.6 million at December 31, 2009, $163.7 million at December 31, 2010 and $159.8 million at December 31, 2011.

The combination of actual investment returns, contributions, changing discount rates and changes in other assumptions has a significant effect on our funded plan status (plan assets compared to projected benefit obligations). Our U.S. plan was underfunded by $29.0 million at December 31, 2009, $21.5 million at December 31, 2010 and $24.4 million at December 31, 2011. Our U.K. plan was underfunded by $90.6 million at December 31, 2009, $62.2 million at December 31, 2010 and $83.9 million at December 31, 2011.

Postretirement benefit plans other than pensions. We provide limited OPEB benefits to a portion of our U.S. employees upon retirement. We fund such OPEB benefits as they are incurred, net of any retiree contributions. We paid OPEB benefits, net of retiree contributions, of $1.3 million in each of 2009 and 2010 and $0.9 million in 2011.

We recorded consolidated OPEB expense of $3.1 million in 2009 and $0.3 million in 2010 and income of $2.4 million in 2011. OPEB expense and income was calculated based upon a number of actuarial assumptions, the most significant of which are the discount rate and the expected long-term health care trend rate. Beginning January 1, 2010, we amended the benefit formula and the funding methodology for the majority of our participants, which significantly reduced the accumulated OPEB obligation, resulting in a gain recognized in AOCI as of December 31, 2009. As the favorable effect of the plan amendment began to be amortized during 2010, our OPEB expense decreased during 2010 as compared to 2009. In the second quarter of 2011, we amended the benefit formula and the service requirements for certain of our U.S. employees as part of the ratification of a new collective bargaining agreement. Such amendment resulted in a $9.7 million decrease in the accumulated OPEB obligation, consisting of a $7.6 million increase in prior service credit recognized in accumulated other comprehensive income ($4.9 million, net of applicable deferred income taxes) and the immediate recognition of $2.1 million of previously unrecognized prior service credit due to the benefit curtailment which resulted in a curtailment gain included in OPEB income in 2011.

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

	Discount rates used for:
	Obligation at December 31, 2009 and expense in 2010	Obligation at December 31, 2010 and income in 2011	Obligation at December 31, 2011 and income in 2012
Pre-curtailment	5.65%	5.20%	4.30%
Post-curtailment	n/a	4.90%	n/a

We estimate the expected long-term health care trend rate based upon input from specialists in this area, as provided by our actuaries. In estimating the health care trend rate, we consider industry trends, our actual healthcare cost experience and our future benefit structure. For our OPEB obligations as of December 31, 2011 and our 2012 OPEB income, we are using a beginning health care trend rate of 7.0%, which is projected to be reduced to an ultimate rate of 4.5% in 2017. Based on a discount rate of 4.30%, a health care trend rate as discussed above and various other assumptions, we estimate that OPEB income will approximate $1.1 million in 2012 compared to $0.3 million in 2011 (excluding the $2.1 million recognized prior service cost due to plan curtailment). OPEB income will increase in 2012 primarily as the result of reduced service and interest costs and the amortization of prior service credits associated with the 2011 plan amendment.

If we were to change our discount rate assumptions by 0.25% and our health care cost trend rate assumption by 1.0% from the assumptions used to determine OPEB income for the years ended December 31, 2011 and 2012, OPEB income for each period would be nominally impacted, and the service and interest components of OPEB income for the year ended 2012 would be nominally impacted.

Based upon the actuarial assumptions being used in 2011, we expect we will be required to pay OPEB benefits of $1.1 million in 2012, net of retiree contributions.

Environmental matters. See “Business – Regulatory and environmental matters” in Item 1 and Note 16 to the Consolidated Financial Statements for a discussion of environmental matters.

Affiliate transactions. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (i) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties, and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. We continuously consider, review and evaluate such transactions, and we understand that Contran and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future. See Notes 1 and 15 to the Consolidated Financial Statements for a discussion of certain related party transactions that we were a party to during 2009, 2010 and 2011.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rates. If we utilize our borrowing capacity in the future, we would be exposed to market risk from changes in interest rates related to indebtedness. We typically do not enter into interest rate swaps or other types of contracts in order to manage our interest rate market risk. We had no outstanding bank indebtedness at December 31, 2010 and 2011. Any borrowings accrue interest at variable rates, generally related to spreads over the lenders’ published base rates. Because our bank indebtedness reprices with changes in market interest rates, the carrying amount, if any, of such debt is believed to approximate fair value.

Foreign currency exchange rates. We are exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. We do not enter into currency forward contracts to manage our foreign exchange market risk associated with receivables, payables or indebtedness denominated in a currency other than the functional currency of the particular entity. See “Results of Operations – European operations” in Item 7 – MD&A for further discussion.

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

Raw materials. We are exposed to market risk arising from changes in availability and prices for our critical raw materials. From time to time we enter into long-term supply agreements for certain critical raw materials, including sponge, feedstock ores and certain alloys, and we have long-term agreements in place for the majority of our expected requirements for titanium sponge through 2025. We also have closed-loop arrangements with certain of our customers for the purchase of titanium scrap, which provide certainty of supply and price stability. We do not generally enter into long-term supply agreements for all of our other critical raw material requirements. We believe the risk of unavailability of our critical raw materials is low considering our existing LTAs with our raw material suppliers and other sources available to us, and the risk of price variability for our critical raw materials will be somewhat mitigated by our ability to increase the prices charged to our customers as noted above.

Securities prices. As of December 31, 2010 and 2011, we held certain marketable securities that are exposed to market risk due to changes in prices of the securities. The aggregate market value of these equity securities was $38.1 million at December 31, 2010 and $138.0 million at December 31, 2011. The potential change in the aggregate market value of these securities, assuming a 10% change in prices, would have been $3.8 million at December 31, 2010 and $13.8 million at December 31, 2011. See Note 5 to the Consolidated Financial Statements.

Interest bearing notes receivable. We hold a note receivable from CompX with a principal amount of $43.1 million at December 31, 2010 and $22.2 million at December 31, 2011. Our note receivable accrues interest at variable rates, related to the spread over LIBOR. Because our note receivable reprices with changes in market interest rates, the carrying amount of such note receivable is believed to approximate fair value. See Notes 12 and 15 to the Consolidated Financial Statements.

We held two notes receivable from Contran with an aggregate principal amount of $22.8 million at December 31, 2010, one of which was paid off in accordance with its terms during 2011, and we held the remaining note with a principal amount of $24.6 million at December 31, 2011. Such remaining note receivable accrues interest at a variable rate, related to the prime rate, or in some cases, a specified spread under the prime rate. Because the interest rate of the remaining note receivable reprices with changes in market interest rates, the carrying amount of such note receivable is believed to approximate fair value. See Note 15 to the Consolidated Financial Statements.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained in a separate section of this Annual Report. See Index of Financial Statements on page F.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Bobby D. O’Brien, our Chief Executive Officer, and James W. Brown, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2011. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Management’s report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our evaluation of the effectiveness of our internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in internal control over financial reporting. There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications. Our chief executive officer is required to annually file a certification with the New York Stock Exchange (“NYSE”), certifying our compliance with the corporate governance listing standards of the NYSE. During 2011, our chief executive officer filed such annual certification with the NYSE, which was not qualified in any respect, indicating that he was not aware of any violations by us of the NYSE corporate governance listing standards. Our principal executive officer and principal financial officer are also required to, among other things, file quarterly certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act. Such certifications for the year ended December 31, 2011 have been filed as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B:	OTHER INFORMATION

On February 28, 2012, we entered into a $200 million revolving credit facility (the “U.S. Facility”) that matures February 28, 2017. The amount available for borrowings under the U.S. Facility is based on formula-determined amounts of eligible accounts receivable and inventory. Outstanding borrowings will be collateralized by such assets and bear interest at the U.S. prime rate plus a margin ranging from 0.75% to 1.25%, for prime-based borrowings, or LIBOR plus a margin ranging from 1.75% to 2.25% for LIBOR-based borrowings. The foregoing description of the U.S. Facility is qualified in its entirety by the actual terms of the credit agreement and guaranty and security agreement, which are included as exhibit 10.2 and exhibit 10.3, respectively, to this Annual Report, and such terms are incorporated herein by reference.

In each of the U.S. Facility agreements filed as exhibits to this Annual Report, each party to the agreement has made certain representations and warranties to the other parties to the agreement that have been negotiated by such parties. These representations and warranties are made only to and for the benefit of the respective other parties in the context of a business contract, are subject to contractual materiality standards and should not be relied upon by any other person, including but not limited to any of our stockholders, for any purposes, including without limitation the making of an investment decision regarding our common stock. Exceptions to such representations and warranties may be partially or fully waived by such parties in their discretion.

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

The items listed in the Exhibit Index are included as exhibits to this Annual Report. We have retained a signed original of any of these exhibits that contain signatures, and we will provide such exhibit to the SEC or its staff upon request. We will furnish a copy of any of the exhibits listed below upon request and payment of $4.00 per exhibit to cover the costs of furnishing the exhibits. Such requests should be directed to the attention of our Investor Relations Department at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2011 will be furnished to the SEC upon request.

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

10.2	U.S. $200M Financing Agreement, dated February 28, 2012, among the Lenders listed therein, Titanium Metals Corporation as Borrower and U.S. Bank National Association, as Agent, filed herewith.

10.3	Guaranty and Security Agreement, dated February 28, 2012, among Titanium Metals Corporation as Borrower and Grantor and U.S. Bank National Association, as Agent, filed herewith.

Item No.	Exhibit Index

10.4*	Amended and Restated 2005 Titanium Metals Corporation Profit Sharing Plan, filed herewith.

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

10.12	Fourth Amended and Restated Unsecured Revolving Demand Promissory Note as of December 13, 2011 made by Contran Corporation payable to TIMET Finance Management Company, filed herewith.

10.13**

General Terms Agreement between The Boeing Company and Titanium Metals Corporation dated as of November 12, 2009, incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.14**

Special Business Provisions between The Boeing Company and Titanium Metals Corporation dated as of November 12, 2009, incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item No.	Exhibit Index

10.15**

Amendment 005 to Special Business Provisions between The Boeing Company and Titanium Metals Corporation dated June 17, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.16**

Agreement for the Purchase and Supply of Materials between Titanium Metals Corporation and certain subsidiaries and Rolls-Royce plc and certain subsidiaries effective January 1, 2007, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.17**

Amendment No. 2 to Purchase and Supply Agreement between Titanium Metals Corporation and certain subsidiaries and Rolls-Royce plc and certain subsidiaries effective February 14, 2011, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011 filed with the SEC on August 18, 2011.

10.18**

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

10.20**

Titanium Sponge Supply Agreement dated November 14, 2007 between Toho Titanium Co., Ltd. and Titanium Metals Corporation, incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain exhibits and appendices to this Exhibit 10.23 have not been filed; upon request, the Registrant will furnish supplementally to the Commission, subject to the Registrant’s request for confidential treatment of portions thereof, a copy of any omitted exhibit.

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
Bobby D. O’Brien, February 29, 2012 President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By	/s/ Harold C. Simmons	By	/s/ Terry N. Worrell
	Harold C. Simmons, February 29, 2012 Chairman of the Board		Terry N. Worrell, February 29, 2012 Director

By	/s/ Steven L. Watson	By	/s/ Paul J. Zucconi
	Steven L. Watson, February 29, 2012 Vice Chairman of the Board		Paul J. Zucconi, February 29, 2012 Director

By	/s/ Keith R. Coogan	By	/s/ Bobby D. O’Brien
	Keith R. Coogan, February 29, 2012 Director		Bobby D. O’Brien, February 29, 2012 President and Chief Executive Officer Principal Executive Officer

By	/s/ Glenn R. Simmons	By	/s/ James W. Brown
	Glenn R. Simmons, February 29, 2012 Director		James W. Brown, February 29, 2012 Vice President and Chief Financial Officer Principal Financial Officer

By	/s/ Thomas P. Stafford	By	/s/ Scott E. Sullivan
	Thomas P. Stafford, February 29, 2012 Director		Scott E. Sullivan, February 29, 2012 Vice President and Controller Principal Accounting Officer

TITANIUM METALS CORPORATION

ANNUAL REPORT ON FORM 10-K

ITEMS 8 and 15(a)

INDEX OF FINANCIAL STATEMENTS

Page
Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets – December 31, 2010 and 2011	F-2

Consolidated Statements of Income – Years ended December 31, 2009, 2010 and 2011	F-4

Consolidated Statements of Comprehensive Income – Years ended December 31, 2009, 2010 and 2011	F-5

Consolidated Statements of Cash Flows – Years ended December 31, 2009, 2010 and 2011	F-6

Consolidated Statements of Changes in Equity – Years ended December 31, 2009, 2010 and 2011	F-8

Notes to Consolidated Financial Statements	F-9

We omitted all schedules to the Consolidated Financial Statements because they are not applicable or the required amounts are either not material or are presented in the Notes to the Consolidated Financial Statements.

F

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Titanium Metals Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows present fairly, in all material respects, the financial position of Titanium Metals Corporation and its subsidiaries at December 31, 2010 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 29, 2012

TITANIUM METALS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	December 31,
	2010	2011
ASSETS

Current assets:

Cash and cash equivalents	$283.4	$47.3
Accounts and other receivables	123.0	156.1
Notes receivable from affiliates	24.7	27.0
Inventories	470.7	677.5
Refundable income taxes	3.0	0.8
Deferred income taxes	28.1	40.8
Other	7.8	10.0

Total current assets	940.7	959.5

Marketable securities	38.1	138.0
Notes receivable from affiliates	41.2	21.2
Property and equipment, net	381.6	385.8
Deferred income taxes	21.3	22.8
Other	75.1	94.7

Total assets	$1,498.0	$1,622.0

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except per share data)

	December 31,
	2010	2011
LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$52.3	$84.9
Accrued and other current liabilities	67.3	88.4
Income taxes payable	2.6	9.3
Deferred income taxes	0.6	—

Total current liabilities	122.8	182.6

Accrued OPEB cost	19.1	10.8
Accrued pension cost	85.3	110.0
Deferred income taxes	34.0	75.2
Other	11.1	12.0

Total liabilities	272.3	390.6

Equity:
TIMET stockholders’ equity:
Series A Preferred Stock, $0.01 par value; $0.7 million and nil liquidation preference, respectively; 4.0 million shares authorized, shares issued and outstanding were nominal and nil, respectively	0.7	—
Common stock, $0.01 par value; 200 million shares authorized; 180.2 and 175.2 million shares issued and outstanding, respectively	1.8	1.8
Additional paid-in capital	507.8	428.0
Retained earnings	811.6	885.7
Accumulated other comprehensive loss	(112.0)	(97.2)

Total TIMET stockholders’ equity	1,209.9	1,218.3

Noncontrolling interest in subsidiary	15.8	13.1

Total equity	1,225.7	1,231.4

Total liabilities and equity	$1,498.0	$1,622.0

Commitments and contingencies (Note 16)

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Year ended December 31,
	2009	2010	2011
Net sales	$774.0	$857.2	$1,045.2
Cost of sales	660.7	678.4	821.6

Gross margin	113.3	178.8	223.6

Selling, general, administrative and development expense	60.4	56.6	64.5
Other income (expense), net	2.0	(1.4)	15.5

Operating income	54.9	120.8	174.6

Other non-operating income, net	1.6	4.8	6.1

Income before income taxes	56.5	125.6	180.7

Provision for income taxes	20.7	42.7	63.5

Net income	35.8	82.9	117.2

Noncontrolling interest in net income of subsidiary	1.3	2.2	3.2

Net income attributable to TIMET stockholders	34.5	80.7	114.0

Dividends on Series A Preferred Stock	0.2	0.1	—

Net income attributable to TIMET common stockholders	$34.3	$80.6	$114.0

Basic and diluted earnings per share attributable to TIMET common stockholders	$0.19	$0.45	$0.64

Weighted average shares outstanding:
Basic	180.7	179.9	178.0
Diluted	180.7	180.4	178.1

Cash dividends per common share	$—	$—	$0.225

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year ended December 31,
	2009	2010	2011
Net income	$35.8	$82.9	$117.2

Other comprehensive income, net of tax:

Currency translation adjustment	22.8	(10.5)	(7.1)

Unrealized gains and reclassification adjustments on marketable securities	2.2	9.3	38.7

Pension plans	(23.8)	26.0	(20.4)

OPEB plan	6.9	(0.1)	3.3

Total other comprehensive income	8.1	24.7	14.5

Comprehensive income	43.9	107.6	131.7

Comprehensive income attributable to noncontrolling interest	1.9	0.9	2.9

Comprehensive income attributable to TIMET stockholders	$42.0	$106.7	$128.8

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year ended December 31,
	2009	2010	2011
Cash flows from operating activities:
Net income	$35.8	$82.9	$117.2
Depreciation and amortization	51.5	52.5	50.5
Gain on settlement	—	—	(10.6)
Deferred income taxes	3.2	7.7	11.4
Other, net	3.1	5.5	3.2
Change in assets and liabilities:
Receivables	64.2	(39.5)	(36.0)
Inventories	108.0	(2.2)	(212.3)
Accounts payable and accrued liabilities	(52.2)	20.5	55.7
Income taxes	(5.1)	6.8	9.1
Pensions and other postretirement benefit plans	(1.4)	(10.6)	(11.8)
Other, net	(0.3)	(2.2)	(18.4)

Net cash provided by (used in) operating activities	206.8	121.4	(42.0)

Cash flows from investing activities:
Capital expenditures	(33.0)	(23.6)	(54.1)
Marketable securities:
Purchases of affiliate securities	(0.7)	(3.1)	(40.3)
Purchases of mutual funds and other	—	—	(207.0)
Proceeds from sale of mutual funds and other	—	—	219.3
Notes receivable from affiliates:
Loans	(33.8)	(251.8)	(114.0)
Collections of principal payments	0.5	279.5	130.8
Other, net	2.9	(0.5)	(2.5)

Net cash (used in) provided by investing activities	(64.1)	0.5	(67.8)

Cash flows from financing activities:
Treasury stock purchases	(14.7)	(3.9)	(80.6)
Dividends paid:
Common stock	—	—	(39.9)
Noncontrolling interest in subsidiary	(5.5)	(2.2)	(5.6)
Other, net	(0.1)	(0.2)	—

Net cash used in financing activities	(20.3)	(6.3)	(126.1)

Net cash provided by (used in) operating, investing and financing activities	$122.4	$115.6	$(235.9)

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Year ended December 31,
	2009	2010	2011
Cash and cash equivalents:
Net increase (decrease) from:
Operating, investing and financing activities	$122.4	$115.6	$(235.9)
Effect of exchange rate changes on cash	2.0	(1.6)	(0.2)

Net cash provided (used) during year	124.4	114.0	(236.1)
Cash and cash equivalents at beginning of year	45.0	169.4	283.4

Cash and cash equivalents at end of year	$169.4	$283.4	$47.3

Supplemental disclosures:
Cash paid for income taxes	$22.7	$28.5	$43.1

Non-cash investing and financing activities:
Capital expenditures financed with indebtedness	$—	$—	$2.5

See accompanying notes to Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(In millions)

	TIMET stockholders’ equity
	Common shares	Common stock	Series A Preferred Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock and other	Non-controlling interest	Total
Balance at January 1, 2009	181.1	$1.8	$3.2	$523.4	$696.7	$(145.5)	$—	$20.7	$1,100.3
Net income	—	—	—	—	34.5	—	—	1.3	35.8
Other comprehensive income	—	—	—	—	—	7.5	—	0.6	8.1
Treasury stock purchases	—	—	—	—	—	—	(14.7)	—	(14.7)
Treasury stock retirement	(1.5)	—	—	(14.7)	—	—	14.7	—	—
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(5.5)	(5.5)
Other, net	—	—	—	0.3	(0.2)	—	—	—	0.1

Balance at December 31, 2009	179.6	$1.8	$3.2	$509.0	$731.0	$(138.0)	$—	$17.1	$1,124.1
Net income	—	—	—	—	80.7	—	—	2.2	82.9
Other comprehensive income (loss)	—	—	—	—	—	26.0	—	(1.3)	24.7
Conversion of Series A Preferred Stock	0.8	—	(2.5)	2.5	—	—	—	—	—
Treasury stock purchases	—	—	—	—	—	—	(3.9)	—	(3.9)
Treasury stock retirement	(0.2)	—	—	(3.9)	—	—	3.9	—	—
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(2.2)	(2.2)
Other, net	—	—	—	0.2	(0.1)	—	—	—	0.1

Balance at December 31, 2010	180.2	$1.8	$0.7	$507.8	$811.6	$(112.0)	$—	$15.8	$1,225.7
Net income	—	—	—	—	114.0	—	—	3.2	117.2
Other comprehensive income (loss)	—	—	—	—	—	14.8	—	(0.3)	14.5
Conversion of Series A Preferred Stock	0.2	—	(0.7)	0.7	—	—	—	—	—
Treasury stock purchases	—	—	—	—	—	—	(80.6)	—	(80.6)
Treasury stock retirement	(5.2)	—	—	(80.6)	—	—	80.6	—	—
Dividends declared:
Common stock	—	—	—	—	(39.9)	—	—	—	(39.9)
Noncontrolling interest	—	—	—	—	—	—	—	(5.6)	(5.6)
Other, net	—	—	—	0.1	—	—	—	—	0.1

Balance at December 31, 2011	175.2	$1.8	$—	$428.0	$885.7	$(97.2)	$—	$13.1	$1,231.4

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

Organization. At December 31, 2011, Contran Corporation and its subsidiaries held 29.6% of our outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, Chairman of the Board of Directors, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. At December 31, 2011, Mr. Simmons and his spouse owned an aggregate of 15.7% of our common stock, and the Combined Master Retirement Trust (“CMRT”), a collective investment trust sponsored by Contran to permit the collective investment by certain master trusts that fund certain employee benefits plans sponsored by Contran and certain of its affiliates, held an additional 8.8% of our common stock. Mr. Simmons is the sole trustee of the CMRT and a member of its trust investment committee. Consequently, Mr. Simmons may be deemed to control each of Contran and us.

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

Foreign currency translation. We translate the assets and liabilities of our subsidiaries whose functional currency is deemed to be other than the U.S. dollar at year-end rates of exchange, while we translate their revenues and expenses at average exchange rates prevailing during the year. The functional currencies of our foreign subsidiaries are generally the local currency of their respective countries. We accumulate the resulting translation adjustments in the currency translation adjustments component of other comprehensive income. We recognize currency transaction gains and losses in income in the period they are incurred. We recognized net currency transaction gains of $0.3 million in 2009, $1.7 million in 2010 and $1.3 million in 2011.

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

Impairment of long-lived assets. When events or changes in circumstances indicate the carrying amount of our long-lived property and equipment may not be recoverable, we undertake an evaluation of the assets or asset group. Such events or changes in circumstances include a current period operating or cash flow loss associated with the long-lived asset combined with a history and/or future forecast of operating or cash flow losses (whether resulting from decreased demand or otherwise), a sustained period of time during which the operating results of the long-lived asset were below expectations, a current expectation that it was more-likely-than-not that the long-lived asset would be sold or otherwise disposed before the end of its previously-estimated useful life, a significant adverse change in the manner in which the long-lived asset was being used or a significant decrease in the market price for the long-lived asset. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated using discounted expected future cash flows or appraised values. All relevant factors are considered in determining whether an impairment exists. We did not evaluate any material long-lived assets for impairment during 2009, 2010 or 2011 because no such impairment indicators were present.

Fair value of financial instruments. Carrying amounts of certain of our financial instruments including, among others, cash and cash equivalents and accounts receivable, approximate fair value because of their short maturities. We carry our investments in marketable equity securities at fair value based upon quoted market prices, and the carrying values of our notes receivable from affiliates approximate fair value because the applicable interest rates are variable based upon stated market indices or the duration is short, as described in Note 15.

Employee benefit plans. Accounting and funding policies for our defined contribution pension plans, defined benefit retirement plans and postretirement benefits other than pensions (“OPEB”) are described in Note 14.

Environmental remediation costs. We record liabilities related to environmental remediation and related matters when estimated future expenditures are probable and reasonably estimable. We adjust our accruals as further information becomes available to us or as circumstances change. We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the ultimate payout. In the future, if the standards or requirements under environmental laws or regulations become more stringent, if our testing and analysis at our operating facilities identify additional environmental remediation, or if we determine that we are responsible for the remediation of hazardous substance contamination at other sites, then we may incur additional costs in excess of our current estimates. We do not know if actual costs will exceed our current estimates, if additional sites or matters will be identified which require remediation or if the estimated costs associated with previously identified sites requiring environmental remediation will become estimable in the future. Additional information regarding our alternative solutions for our environmental remediation obligations obtained from the results of our testing and analysis, various regulatory agencies or other sources allows us to refine our estimates of future remediation expenditures, but we have not recognized any significant environmental remediation costs in each of 2009, 2010 and 2011. We recognize any recoveries of remediation costs from other parties when we deem their receipt to be probable. We did not recognize any recoveries in 2009 or 2010. In February 2011, we received aggregate consideration of $10.6 million from a third party in satisfaction of our claim to recover a portion of the cost of our groundwater remediation activities at our Henderson, Nevada plant site. See Note 12.

Revenue recognition. We record sales revenue when we have certified that our product meets the related customer specifications, the product has been shipped, and title and all the risks and rewards of ownership have passed to the customer. We record payments we receive from customers in advance of these criteria being met as customer advances or deferred revenue, depending on our products’ stage of completion, until earned. For inventory consigned to customers, we recognize sales revenue when (i) the terms of the consignment end, (ii) we have completed performance of all significant obligations and (iii) title and all of the risks and rewards of ownership have passed to the customer. Under the terms of our long-term agreements (“LTA(s)”), certain of our customers are required to purchase a buffer inventory of titanium products for use by us in the production of titanium products ordered by the customer in the future. Generally, as the related inventory is placed into buffer, the customer is billed and takes title to the inventory, although we could retain an obligation to further process the material as directed by the customer. Accordingly, the buffer inventory is included in our inventory consigned to customers, and we defer the recognition of the revenue and cost of sales on the buffer inventory until the final product is delivered to the customer. We include amounts charged to customers for shipping and handling in net sales. We state sales revenue net of price and early payment discounts. The unamortized balance of contract inducements is included in other noncurrent assets. We report any tax assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue-producing activities (such as sales, use, value added and excise taxes) on a net basis (meaning we do not recognize these taxes either in our revenues or in our costs and expenses).

Research and development. We recognize research and development expense, which includes activities directed toward expanding the use of titanium and titanium alloys in all market sectors, as incurred, and we classify research and development expense as part of selling, general, administrative and development expense. We recognized research and development expense of $7.8 million in 2009, $6.7 million in 2010 and $7.7 million in 2011. We record engineering and experimentation costs associated with ongoing commercial production in cost of sales.

Self-insurance. We are self-insured for certain exposures relating to employee and retiree medical benefits and workers’ compensation claims. We purchase insurance from third-party providers, which limit our maximum exposure to $0.3 million per occurrence for employee medical benefit claims and $0.5 million per occurrence for workers’ compensation claims. We paid $16.8 million in 2009, $15.4 million in 2010 and $19.1 million in 2011 related to employee medical benefits. We also paid $1.1 million in 2009, $1.2 million in 2010 and $1.0 million in 2011 related to workers’ compensation claims. Additionally, we maintain insurance from third-party providers for automobile, property, product, fiduciary and other liabilities, which are subject to various deductibles and policy limits typical for these types of insurance policies. See Note 15 for discussion of policies provided by related parties.

Income taxes. We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of our assets and liabilities, including investments in our subsidiaries and affiliates who are not members of our U.S. Federal income tax group and undistributed earnings of foreign subsidiaries which are not permanently reinvested. The earnings of our foreign subsidiaries subject to permanent reinvestment plans aggregated $285.9 million at December 31, 2010 and $313.8 million at December 31, 2011. It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to such earnings due to the complexities associated with the U.S. taxation on earnings of foreign subsidiaries repatriated to the U.S. We periodically evaluate our deferred income tax assets and recognize a valuation allowance based on the estimate of the amount of such deferred tax assets which we believe does not meet the more-likely-than-not recognition criteria. We record a reserve for uncertain tax positions if we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities. See Note 13.

Earnings per share. Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share attributable to common stockholders reflects the dilutive effect (if any) of the assumed conversion of our Series A Preferred Stock.

Note 3 – Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 contains technical adjustments and clarifications to more closely align the U.S. GAAP and International Financial Reporting Standards (“IFRS”) for fair value and will be effective for the first quarter of 2012. We do not believe the adoption of this standard will have a material effect on our Consolidated Financial Statements.

In December 2011, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the effectiveness for the requirement to present on the face of our Consolidated Financial Statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. The adoption of this standard will not have a material effect on our Consolidated Financial Statements.

Note 4 – Inventories

	December 31,
	2010	2011
	(In millions)
Raw materials	$100.9	$187.9
Work-in-process	235.9	315.4
Finished products	88.7	116.1
Inventory consigned to customers	19.4	31.2
Supplies	25.8	26.9

Total inventories	$470.7	$677.5

Note 5 – Marketable securities

Our marketable securities consist of investments in the publicly traded shares of related parties, including NL Industries, Inc., Kronos Worldwide, Inc. and Valhi, Inc., each a majority owned subsidiary of Contran. All of our marketable securities are classified as available-for-sale, which are carried at fair value using quoted prices in active markets for each marketable security, representing inputs from the highest level (level 1) within the fair value hierarchy. Because we have classified all of our marketable securities as available-for-sale, any unrealized gains or losses on the securities are recognized through other comprehensive income. The following table summarizes our marketable securities as of December 31, 2010 and 2011:

Marketable security	Fair value measurement level	Market value	Cost basis	Unrealized gains (losses)
		(In millions)
As of December 31, 2010:
Valhi	1	$31.9	$29.5	$2.4
NL	1	2.5	2.5	—
Kronos	1	3.7	1.0	2.7

Total marketable securities		$38.1	$33.0	$5.1

As of December 31, 2011:
Valhi	1	$128.4	$64.3	$64.1
NL	1	2.9	2.5	0.4
Kronos	1	6.7	6.4	0.3

Total marketable securities		$138.0	$73.2	$64.8

At December 31, 2011, we owned 2.1 million shares of Valhi common stock that we purchased in a series of market transactions, including 0.7 million shares purchased in 2011 for an aggregate of $34.8 million. Such shares of Valhi common stock represent approximately 1.9% of Valhi’s outstanding shares. Additionally, we held approximately 0.5% of outstanding NL common stock and 0.3% of outstanding Kronos common stock at December 31, 2011, including 0.2% of outstanding Kronos shares that we purchased in 2011 for an aggregate of $5.5 million.

From time to time during 2011, we also held investments in various mutual funds which had a primary investment objective of holding corporate and government debt securities from U.S. and other markets. These funds had daily liquidity and were held for the temporary investment of cash available for our operations.

Note 6 – Property and equipment

	December 31,
	2010	2011
	(In millions)
Land and improvements	$13.9	$15.2
Buildings and improvements	70.5	70.5
Computer equipment and software	69.8	70.8
Manufacturing equipment and other	573.1	594.9
Construction in progress	32.0	48.4

Total property and equipment	759.3	799.8
Less accumulated depreciation	377.7	414.0

Total property and equipment, net	$381.6	$385.8

Note 7 – Other noncurrent assets

	December 31,
	2010	2011
	(In millions)
Prepaid conversion services	$39.7	$37.2
Other	35.4	57.5

Total other noncurrent assets	$75.1	$94.7

Note 8 – Accrued and other current liabilities

	December 31,
	2010	2011
	(In millions)
Employee related	$29.9	$42.2
Customer advances	11.3	16.4
Deferred revenue	12.9	15.0
Other	13.2	14.8

Total accrued liabilities	$67.3	$88.4

Note 9 – Bank debt

At December 31, 2010, we had a $175 million U.S. long-term credit agreement (the “Prior U.S. Facility”) collateralized primarily by our U.S. accounts receivable, inventory, personal property, intangible assets and a negative pledge on our U.S. fixed assets. The Prior U.S. Facility expired according to its terms in February 2011.

In February 2012, we entered into a new $200 million U.S. long-term credit agreement (the “U.S. Facility”) that matures in February 2017. The amount available for borrowings under the U.S. Facility is based on formula-determined amounts of eligible accounts receivable and inventory. Outstanding borrowings will be collateralized by such assets and bear interest at the U.S. prime rate plus a margin ranging from 0.75% to 1.25%, for prime-based borrowings, or LIBOR plus a margin ranging from 1.75% to 2.25% for LIBOR-based borrowings. The U.S. Facility contains certain restrictive covenants that, among other things, limit or restrict our ability to incur debt, incur liens, make investments or pay dividends. Under certain conditions, the U.S. Facility also requires compliance with a minimum fixed charge coverage ratio financial covenant and contains other covenants customary in lending transactions of this type.

TIMET UK, our wholly-owned subsidiary in the U.K., has a three part credit facility that matures on August 31, 2012, collectively referred to as the “U.K. Facility”. Under the U.K. Facility, TIMET UK may borrow up to an aggregate of £22.5 million consisting of £18.0 million for revolving credit, £3.5 million for guarantees and £1.0 million for overdrafts, subject to a formula-determined borrowing base derived from the value of accounts receivable, inventory and property, plant and equipment. Borrowings under the U.K. Facility can be in various currencies, including U.S. dollars, British pounds sterling and euros and are collateralized by substantially all of TIMET UK’s assets. Interest on outstanding borrowings generally accrues at rates that vary from 1.5% to 1.75% above the lender’s published base rate. The credit agreement includes revolving credit, guarantee and overdraft facilities and requires the maintenance of certain financial ratios and amounts, including a minimum net worth covenant and other covenants customary in lending transactions of this type. TIMET UK was in compliance with all such covenants at December 31, 2011. We had no outstanding borrowings under the U.K. Facility at December 31, 2010 and 2011. We also have overdraft and other credit facilities at certain of our other European subsidiaries. These facilities accrue interest at various rates and are payable on demand, and as of December 31, 2010 and 2011, there were no outstanding borrowings under these facilities.

At December 31, 2011, we had $4.0 million of letters of credit outstanding under our European credit facilities as collateral under certain inventory purchase contracts. All of these letters of credit reduce our borrowing availability under our credit facilities. Our consolidated borrowing availability under our U.K. and other European credit facilities aggregated to $49.5 million as of December 31, 2011, and we could borrow all such amounts without violating any covenants of our credit facilities.

Note 10 – Equity

Preferred stock. At December 31, 2010 and 2011, we were authorized to issue 10 million shares of preferred stock. Our board of directors determines the rights of preferred stock as to, among other things, dividends, liquidation, redemption, conversions and voting rights.

Prior to 2009, we issued shares of our Series A Preferred Stock. Each share of the Series A Preferred Stock was convertible, at any time, at the option of the holder thereof, at a conversion price of $3.75 per share of our common stock (equivalent to a conversion rate of thirteen and one-third shares of common stock for each share of Series A Preferred Stock), with any partial shares paid in cash. No Series A Preferred Stock was converted during 2009. During each of 2010 and 2011, a nominal number of our Series A Preferred Stock were converted into 0.8 million and 0.2 million shares of our common stock, respectively, and no shares of our Series A Preferred Stock remain outstanding as of December 31, 2011.

Treasury stock. Prior to 2009, our board of directors authorized the repurchase of up to $100 million of our common stock in open market transactions or in privately negotiated transactions, and in July 2011 our board of directors authorized the repurchase of up to an additional $100 million of our common stock in open market transactions or in privately negotiated transactions. In a series of open market transactions under such authorizations, we purchased 1.5 million shares of our common stock for an aggregate purchase price of $14.7 million during 2009, 0.2 million shares for $3.9 million during 2010 and 5.2 million shares for $80.6 million during 2011, and all shares acquired under such authorizations have been cancelled. At December 31, 2011, we were authorized to purchase an additional $64.3 million of our common stock.

Share-based compensation. Our 2008 Long-Term Incentive Plan (“2008 Plan”) provides for the discretionary grant of restricted or unrestricted common stock, stock options, stock appreciation rights and other incentive compensation to our employees or other key individuals, including non-employee directors. We are authorized to grant awards representing an aggregate total of up to 0.5 million common shares under the 2008 Plan, and we issued a nominal number of unrestricted common shares to our non-employee directors during each of 2009, 2010 and 2011 as partial payment of director fees. At December 31, 2011, there were 0.5 million shares available for future grant under the 2008 Plan. Shares issued under incentive plans are newly issued shares.

Noncontrolling interest. Noncontrolling interest relates principally to our 70%-owned French subsidiary, TIMET Savoie. S.A. Compagnie Européenne du Zirconium-CEZUS, S.A. (“CEZUS”) holds the remaining 30% interest in TIMET Savoie. We have the right to purchase CEZUS’ interest in TIMET Savoie for 30% of TIMET Savoie’s equity determined under French accounting principles, or approximately $13.9 million as of December 31, 2011. CEZUS has the right to require us to purchase its interest in TIMET Savoie for 30% of TIMET Savoie’s registered capital, or $3.2 million as of December 31, 2011. TIMET Savoie made dividend payments to CEZUS of $5.5 million in 2009, $2.2 million in 2010 and $5.6 million in 2011.

Note 11 – Other comprehensive income

The following table shows the changes in the components of other comprehensive income attributable to TIMET stockholders, net of related deferred income taxes:

	Year ended December 31,
	2009	2010	2011
	(In millions)
Currency translation adjustment:
Beginning of year	$(37.2)	$(15.0)	$(24.2)
Change during year	22.2	(9.2)	(6.8)

End of year	$(15.0)	$(24.2)	$(31.0)

Unrealized (losses) gains on marketable securities:
Beginning of year	$(8.2)	$(6.0)	$3.3
Change during year	2.2	9.3	38.2
Reclassification adjustment for realized loss included in net income	—	—	0.5

End of year	$(6.0)	$3.3	$42.0

Pension plans:
Beginning of year	$(95.5)	$(119.3)	$(93.3)
Amortization of prior service cost and net losses included in net periodic pension cost	6.9	8.2	6.6
Net actuarial (loss) gain arising during year	(30.7)	17.9	(26.8)
Net prior service cost arising during year	—	(0.1)	(0.2)

End of year	$(119.3)	$(93.3)	$(113.7)

OPEB plan:
Beginning of year	$(4.6)	$2.3	$2.2
Amortization of prior service (credit) and net losses (gains) included in net OPEB expense	0.2	(1.0)	(1.1)
Net actuarial gain (loss) arising during year	2.9	0.9	(0.5)
Net prior service credit arising during year	3.8	—	6.2
Recognition of prior service credit due to benefit curtailment	—	—	(1.3)

End of year	$2.3	$2.2	$5.5

Total accumulated other comprehensive loss attributable to TIMET stockholders:
Beginning of year	$(145.5)	$(138.0)	$(112.0)
Other comprehensive income, net of tax	7.5	26.0	14.8

End of year	$(138.0)	$(112.0)	$(97.2)

Note 12 – Other operating and non-operating income

In August 2009, we filed a claim in the bankruptcy proceedings of Tronox Incorporated, which operates a manufacturing site adjacent to our Henderson, Nevada plant site. In our claim, we asserted that Tronox’s operations at its manufacturing site contribute to the groundwater contamination at our site discussed in Note 15, and that Tronox should therefore be responsible for reimbursing us for a portion of the cost of our remediation activities. In February 2011, Tronox emerged from bankruptcy upon the effectiveness of their plan of reorganization. As part of the Tronox plan of reorganization, in February 2011 we received (i) 49,963 shares of common stock of the reorganized Tronox and (ii) an additional 46,617 shares of such common stock that we purchased for an aggregate of $1.3 million in cash pursuant to the exercise of our right to participate in a Tronox common stock rights offering, in both cases in satisfaction of our claim. The aggregate fair value of the consideration we received in February 2011 upon Tronox’s emergence from bankruptcy, using the over-the-counter quoted market price of such common stock on the date Tronox’s plan of reorganization became effective (a level 2 input in the fair value hierarchy), was $10.6 million ($0.04 per diluted share, net of income taxes) and is included in other operating income. Subsequently, in March 2011 we sold all of our shares of Tronox common stock in an over-the-counter market transaction and realized a gain of $1.3 million which is included in other non-operating income.

See Note 15 for a discussion of a $2.8 million gain related to our sale of a certain excess insurance coverage that is included in other operating income in 2011.

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

	Year ended December 31,
	2009	2010	2011
	(In millions)
Pre-tax income:
U.S.	$64.9	$101.4	$133.2
Non-U.S.	(8.4)	24.2	47.5

Total	$56.5	$125.6	$180.7

Expected income tax expense, at 35%	$19.8	$44.0	$63.3
Non-U.S. tax rates	1.2	(1.4)	(2.6)
U.S. state income taxes, net	1.0	2.1	3.6
Nontaxable income	(5.4)	(0.2)	—
Domestic manufacturing credit	(0.8)	(2.6)	(3.4)
Uncertain tax positions, net	3.0	(0.2)	—
Tax rate changes	—	0.7	1.9
Other, net	1.9	0.3	0.7

Provision for income taxes	$20.7	$42.7	$63.5

	Year ended December 31,
	2009	2010	2011
	(In millions)
Provision for income taxes:
U.S. current income tax expense	$13.1	$30.8	$41.6
Non-U.S. current income tax expense	4.4	4.5	10.6

Total current income tax expense	17.5	35.3	52.2

U.S. deferred income tax expense	9.9	4.5	6.6
Non-U.S. deferred income tax (benefit) expense	(6.7)	2.9	4.7

Total deferred income tax expense	3.2	7.4	11.3

Provision for income taxes	$20.7	$42.7	$63.5

Comprehensive tax provision allocable to:
Net income	$20.7	$42.7	$63.5
Additional paid in capital	(0.1)	—	—
Other comprehensive income:
Currency translation adjustment	(1.7)	1.2	(0.2)
Pension plans	(7.6)	11.1	(7.8)
OPEB plan	4.0	—	1.9
Unrealized gains on marketable securities	1.2	5.0	20.9

	$16.5	$60.0	$78.3

In each of 2010 and 2011, the United Kingdom enacted certain changes in their income tax laws, including a reduction of the U.K. corporate income tax rate. We have a net deferred income tax asset in the U.K., and we measure our net deferred taxes using the applicable enacted tax rates. The effect of any change in the applicable enacted tax rate is recognized in the period of enactment. Accordingly, we reported a decrease in our net deferred tax asset in the U.K. of $0.7 million in 2010 and $1.7 million in 2011, each recognized as a component of our provision for income taxes.

Prior to 2009, we implemented an internal corporate reorganization. As a result, we recognized income tax benefits of $5.4 million during 2009, $0.2 million during 2010 and nil in 2011. The internal corporate reorganization was undertaken to align our European operations under a single European holding company.

The following table summarizes our deferred tax assets and deferred tax liabilities as of:

	December 31,
	2010		2011
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Temporary differences relating to net assets:
Inventories	$17.3	$—	$20.0	$—
Marketable securities	—	(2.2)	—	(23.1)
Property and equipment, including software	—	(51.9)	—	(65.0)
Accrued pension cost	24.4	—	29.9	—
Accrued OPEB cost	7.5	—	4.9	—
Deferred revenue	4.7	—	5.6	—
Accrued employee benefits	4.5	—	7.7	—
Other accrued liabilities and other deductible differences	4.3	—	3.5	—
Other taxable differences	—	(1.4)	—	(2.0)
Tax loss and credit carryforwards	8.2	—	7.5	—
Valuation allowance	(0.6)	—	(0.6)	—

Gross deferred tax assets (liabilities)	70.3	(55.5)	78.5	(90.1)
Netting by tax jurisdiction	(20.9)	20.9	(14.9)	14.9

Total deferred taxes	49.4	(34.6)	63.6	(75.2)
Less current deferred taxes	28.1	(0.6)	40.8	—

Net noncurrent deferred taxes	$21.3	$(34.0)	$22.8	$(75.2)

At December 31, 2011, we had the equivalent of $46.3 million of net operating loss carryforwards related to the United Kingdom and Italy which have no expiration date.

Tax authorities are examining certain of our U.S. and non-U.S. tax returns and have or may propose tax deficiencies, including penalties and interest. We believe that we have provided adequate reserves.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. The amount of interest and penalties we accrued during 2009, 2010 and 2011 was not material, and we had an immaterial amount accrued for interest and penalties for our uncertain tax positions at each of December 31, 2009, 2010 and 2011. The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties):

	Year ended December 31,
	2009	2010	2011
	(In millions)
Unrecognized tax benefits:
Beginning balance	$3.4	$6.2	$5.3
Net (decrease) increase in unrecognized tax benefits:
Positions taken in prior periods	(0.6)	(0.7)	(0.4)
Positions taken in current period	3.1	—	—
Change in foreign currency exchange rates	0.3	(0.2)	(0.1)

Ending balance	$6.2	$5.3	$4.8

If our uncertain tax positions were recognized, a benefit of $5.9 million, $5.3 million and $4.8 million would affect our effective income tax rate in 2009, 2010 and 2011, respectively. We currently estimate that our unrecognized tax benefits will decrease by a nominal amount during the next twelve months due to the expiration of certain statutes of limitations.

We file income tax returns in various U.S. federal, state and local jurisdictions. We also file income tax returns in various foreign jurisdictions, principally in the United Kingdom, Italy, France and Germany. Our domestic income tax returns prior to 2008 are generally considered closed to examination by applicable tax authorities. Our foreign income tax returns are generally considered closed to examination for years prior to 2005 for the United Kingdom, 2007 for Italy and Germany and 2008 for France.

Note 14 – Employee benefit plans

Defined contribution pension plans. We maintain defined contribution pension plans for the majority of our U.S. and U.K. employees. We contribute matching funds for a portion of participant contributions for both plans, and our contribution to the U.S. plan also includes a discretionary portion based primarily on our financial performance. Defined contribution plan expense approximated $4.4 million in 2009, $5.3 million in 2010 and $7.4 million in 2011. In connection with the freezing of our U.K. defined benefit pension plan discussed below, we expanded the participation of our U.K. defined contribution benefit plan to include substantially all of our U.K. employees.

Defined benefit pension plans. We maintain contributory defined benefit pension plans covering a majority of our U.K. employees and a noncontributory defined benefit pension plan covering a minority of our U.S. employees. Our funding policy is to annually contribute, at a minimum, amounts satisfying the applicable statutory funding requirements. The U.S. defined benefit pension plan is closed to new participants, and in some cases, benefit levels have been frozen. The U.K. defined benefit plan was closed to new participants in 1996 and benefit levels (other than adjustments for inflation) were frozen in 2011. Information concerning our defined benefit pension plans is set forth as follows for the years ended December 31:

	2010	2011
	(In millions)
Change in projected benefit obligations:
Balance at beginning of year	$314.9	$306.7
Service cost	2.9	2.8
Participants’ contributions	0.8	0.9
Interest cost	17.0	16.8
Amendments	0.4	0.3
Actuarial (gain) loss	(8.7)	22.2
Benefits paid	(13.3)	(14.3)
Curtailment loss	—	1.7
Change in currency exchange rates	(7.3)	(4.9)

Balance at end of year	$306.7	$332.2

Change in plan assets:
Fair value at beginning of year	$194.1	$221.3
Actual return on plan assets	31.6	1.2
Employer contributions	12.5	15.7
Participants’ contributions	0.8	0.9
Benefits paid	(13.3)	(14.3)
Change in currency exchange rates	(4.4)	(2.7)

Fair value at end of year	$221.3	$222.1

Funded status	$(85.4)	$(110.1)

	2010	2011
	(In millions)
Amounts recognized in balance sheets:
Current accrued pension cost	$(0.1)	$(0.1)
Noncurrent accrued pension cost	(85.3)	(110.0)

Funded status	(85.4)	(110.1)

Accumulated other comprehensive loss:
Actuarial loss	118.6	147.0
Prior service cost	1.8	1.7

Total	$35.0	$38.6

Accumulated benefit obligation	$301.8	$330.9

The amounts shown in the table above for actuarial losses and prior service cost at December 31, 2010 and 2011 have not yet been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years. However, these amounts, net of deferred income taxes, are recognized in accumulated other comprehensive income (loss) (“AOCI”). Of the amounts included in AOCI as of December 31, 2011 related to our pension plans, we currently expect to recognize net actuarial losses of $8.5 million and prior service costs of $0.4 million as a component of net periodic pension expense during 2012.

In the fourth quarter of 2011, as allowed under the plan provisions, we stopped the accrual of additional benefits for all participants (other than adjustments for inflation) in our U.K. defined benefit pension plan. Such plan action resulted in a $1.7 million increase in the projected benefit obligation and the recognition of a curtailment loss included in cost of sales. As part of the accounting for such curtailment, we updated the actuarial determination of the projected benefit obligation of the plan as of the date of the plan action, the overall effect of which was not material.

The table below details the changes in plan assets and benefit obligations recognized in accumulated other comprehensive income for the years ended December 31:

	2009	2010	2011
	(in millions)
Net actuarial (loss) gain arising during the year	$(41.2)	$25.2	$(37.6)
Net prior service cost arising during the year	—	(0.1)	(0.3)
Amortization included in net periodic pension cost:
Net actuarial losses	9.8	11.5	9.3
Prior service cost	0.6	0.5	0.4

Total	$(30.8)	$37.1	$(28.2)

As of December 31, 2010 and 2011, all of our defined benefit pension plans have accumulated benefit obligations in excess of fair value of plan assets.

The components of the net periodic pension expense are set forth below for the years ended December 31:

	2009	2010	2011
	(In millions)
Service cost	$3.3	$2.9	$2.8
Interest cost	14.8	17.0	16.8
Expected return on plan assets	(12.9)	(15.2)	(18.0)
Amortization of net losses	9.8	11.5	9.3
Amortization of prior service cost	0.6	0.5	0.4
Curtailment loss	—	—	1.7

Net pension expense	$15.6	$16.7	$13.0

We used the following weighted-average discount rate, long-term rate of return (“LTRR”), salary rate increase and inflation assumptions to arrive at the aforementioned benefit obligations and net periodic expense:

	Significant assumptions used to calculate projected and accumulated benefit obligations at December 31,
	2010			2011
	Discount rate	Inflation rate	Salary increase	Discount rate	Inflation rate
U.S. plan	5.35%	n/a	n/a	4.65%	n/a
U.K. plan	5.60%	3.45%	3.95%	4.75%	2.75%

	Significant assumptions used to calculate net periodic pension expense for the year ended December 31,
	Year	Discount rate	LTRR	Inflation rate	Salary Increase
U.S. plan	2009	5.75%	10.00%	n/a	n/a
U.K. plan	2009	6.20%	6.80%	2.60%	3.10%

U.S. plan	2010	5.80%	10.00%	n/a	n/a
U.K. plan	2010	5.65%	7.50%	3.60%	4.10%

U.S. plan	2011	5.35%	10.00%	n/a	n/a
U.K. plan
Pre-curtailment	2011	5.60%	7.35%	3.45%	3.95%
Post-curtailment	2011	5.10%	7.35%	2.65%	n/a

We currently expect to make $4.9 million in contributions to our U.S. defined benefit pension plan and approximately $8.4 million to our U.K. defined benefit pension plan during 2012. The U.S. plan paid benefits of $5.8 million in each of 2009 and 2010 and $5.9 million in 2011, and the European plans paid benefits of approximately $14.6 million in 2009, $7.5 million in 2010 and $8.4 million in 2011. Benefit payments under our European plans during 2009 include lump sum payments to certain participants separated from employment during 2009 in lieu of annuitized payments over the remaining benefit period.

Based upon current projections, we believe that our pension plans will be required to pay the following pension benefits over the next ten years:

	Projected retirement benefits
	U.S. plan	U.K. plan	Total
	(In millions)
Year ending December 31,
2012	$6.1	$6.8	$12.9
2013	6.1	7.2	13.3
2014	6.1	8.0	14.1
2015	6.1	8.6	14.7
2016	6.2	9.0	15.2
2017 through 2021	31.6	58.2	89.8

At December 31, 2010 and 2011, our U.S. plan’s assets are invested in the CMRT; however, our plan assets are invested only in the portion of the CMRT that does not hold our common stock. The CMRT’s long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) while utilizing both third-party investment managers as well as investments directed by Mr. Simmons. Mr. Simmons is the sole trustee of the CMRT. The trustee of the CMRT, along with the CMRT’s investment committee, of which Mr. Simmons is a member, actively manages the investments of the CMRT. The CMRT trustee and investment committee seek to maximize returns in order to meet the CMRT’s long-term investment objective. The CMRT trustee and investment committee do not maintain a specific target asset allocation in order to achieve their objectives, but instead they periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations regarding potential returns for various investment alternatives and what asset mix will generate the greatest overall return. During the history of the CMRT from its inception in 1988 through December 31, 2011, the average annual rate of return of the CMRT (excluding the CMRT’s investment in TIMET and Valhi common stock) has been approximately 11%. For the years ended December 31, 2009, 2010 and 2011, the assumed long-term rate of return for plan assets invested in the CMRT was 10%. In determining the appropriateness of the long-term rate of return assumption, we primarily rely on the historical rates of return achieved by the CMRT, although we consider other factors including, among other things, the investment objectives of the CMRT’s managers and their expectation that such historical returns will in the future continue to be achieved over the long-term.

The CMRT is not traded on any market. The CMRT unit value is determined semi-monthly, and we have the ability to redeem all or any portion of our investment in the CMRT at any time based on the most recent semi-monthly valuation. However, we do not have the right to individual assets held by the CMRT and the CMRT has the sole discretion in determining how to meet any redemption request. For purposes of our plan asset disclosure, we consider the investment in the CMRT as a Level 2 input because (i) the CMRT value is established semi-monthly and we have the right to redeem our investment in the CMRT, in part or in whole, at anytime based on the most recent value and (ii) observable inputs from Level 1 or Level 2 were used to value approximately 75% and 74% of the assets in our portion of the CMRT at December 31, 2010 and 2011, respectively, as noted below.

The aggregate fair value of the portion of the CMRT in which our U.S. plan assets are invested, including funds of Contran and its other affiliates that also invest in the CMRT, and supplemental asset mix details of the CMRT as of December 31, 2010 and 2011, are as follows:

	2010	2011
	(dollars in millions)
CMRT asset value (portion which includes our U.S. plan assets)	$449.7	$434.0

CMRT fair value input (portion which includes our U.S. plan assets)
Level 1	74%	73%
Level 2	1%	1%
Level 3	25%	26%

	100%	100%

CMRT asset mix (portion which includes our U.S. plan assets)
Domestic equities, principally publically traded	57%	62%
International equities, publically traded	3%	3%
Fixed income securities, publically traded	25%	21%
Privately managed limited partnerships	13%	12%
Other	2%	2%

	100%	100%

Our U.K. plan’s assets are managed by third party investment managers. These investment managers periodically change the asset mix based upon, among other things, advice from third-party advisors and the investment sub-committee and their respective expectations as to what asset mix will generate the greatest overall risk-adjusted return. In determining the expected long-term rate of return on plan asset assumptions for our U.K. plan assets, we consider the long-term asset mix and the expected long-term rates of return for the asset components. In addition, we receive advice about appropriate long-term rates of return from our third-party actuaries. We currently have a target asset allocation of 80% to equity securities and 20% to fixed income securities for our U.K. plan, and we expect the long-term rate of return for plan assets to average approximately 500 basis points above the annualized yield on 20 year U.K. government bonds. The U.K. plan assets are valued using Level 1 inputs because they are traded in active markets.

We regularly review our actual asset allocation for each of our plans, and periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when we consider it appropriate. At December 31, 2010 and 2011, the fair values of our plan assets were determined using the following inputs:

	Total	Level 1 inputs	Level 2 inputs	Level 3 inputs
	(in millions)
As of December 31, 2010
U.S. plan
CMRT	$57.3	$—	$57.3	$—

European plans
U.K. equity securities	39.9	39.9	—	—
Non-U.K. equity securities	99.4	99.4	—	—
U.K. fixed income securities	23.2	23.2	—	—
Non-U.K. fixed income securities	1.3	1.3
Cash, cash equivalents and other	0.2	0.2	—	—

Total	$221.3	$164.0	$57.3	$—

As of December 31, 2011
U.S. plan
CMRT	$62.0	$—	$62.0	$—

European plans
U.K. equity securities	39.9	39.9	—	—
Non-U.K. equity securities	93.1	93.1	—	—
U.K. fixed income securities	25.4	25.4	—	—
Non-U.K. fixed income securities	0.7	0.7
Cash, cash equivalents and other	1.0	1.0	—	—

Total	$222.1	$160.1	$62.0	$—

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

In the fourth quarter of 2009, we amended our benefit formula for most participants of the plan effective as of January 1, 2010, resulting in a prior service credit of $6.0 million as of December 31, 2009. Additionally, in the second quarter of 2011, we amended the benefit formula and the service requirements for certain of our U.S. employees as part of the ratification of a new collective bargaining agreement. Such amendment resulted in a $9.7 million decrease in the accumulated OPEB obligation, consisting of a $7.6 million increase in prior service credit recognized in accumulated other comprehensive income ($4.9 million, net of applicable deferred income taxes) and the immediate recognition of $2.1 million of previously unrecognized prior service credit due to the benefit curtailment which resulted in a curtailment gain included as a reduction to cost of sales. As part of the accounting for such curtailment, we updated the actuarial determination of the accumulated OPEB obligation of the plan through June 30, 2011, the overall effect of which was not material.

The plan under which these benefits are provided is unfunded, and contributions to the plan during the year equal benefits paid. The components of accumulated OPEB obligations and periodic OPEB expense (income), based on a December 31 measurement date, are set forth as follows for the years ended December 31:

	2010	2011
	(In millions)
Actuarial present value of accumulated OPEB obligations:
Balance at beginning of year	$21.3	$20.4
Service cost	0.8	0.6
Interest cost	1.0	0.8
Amendments	—	(9.7)
Actuarial (gain)/loss	(1.4)	0.7
Participant contributions	0.1	0.1
Benefits paid	(1.4)	(1.0)

Balance at end of year	$20.4	$11.9

Fair value of plan assets	$—	$—

Funded status	$(20.4)	$(11.9)

Amounts recognized in balance sheets:
Current accrued OPEB cost	$(1.3)	$(1.1)
Noncurrent accrued OPEB cost	(19.1)	(10.8)

Funded status	(20.4)	(11.9)

Accumulated other comprehensive loss:
Net actuarial loss	2.4	3.8
Prior service credit	(5.7)	(12.3)

Total	$(23.7)	$(20.4)

The amounts shown in the table above for actuarial losses and prior service credit at December 31, 2010 and 2011 have not yet been recognized as components of our periodic OPEB expense (income) as of those dates. These amounts will be recognized as components of our periodic OPEB expense (income) in future years. However, these amounts, net of deferred income taxes, are recognized in AOCI. Of the amounts included in AOCI as of December 31, 2011 related to our OPEB plan, we currently expect to recognize net actuarial gains of $0.4 million and prior service credits of $1.3 million as components of net periodic OPEB income during 2012.

The table below details the changes in benefit obligations recognized in accumulated other comprehensive income for the years ended December 31:

	2009	2010	2011
	(In millions)
Net actuarial gain (loss) arising during the year	$4.6	$1.4	$(0.7)
Net prior service credit arising during the year	6.0	—	9.7
Amortization included in net OPEB expense:
Net actuarial losses (gains)	0.4	(0.7)	(0.6)
Prior service credit	(0.1)	(0.8)	(1.1)
Recognition of prior service credit due to benefit curtailment	—	—	(2.1)

Total	$10.9	$(0.1)	$5.2

The components of the net periodic OPEB expense (income) are set forth below for the years ended December 31:

	2009	2010	2011
	(In millions)
Service cost	$1.3	$0.8	$0.6
Interest cost	1.5	1.0	0.8
Amortization of net losses (gains)	0.4	(0.7)	(0.6)
Amortization of prior service credit	(0.1)	(0.8)	(1.1)
Recognition of prior service credit due to benefit curtailment	—	—	(2.1)

Net OPEB expense (income)	$3.1	$0.3	$(2.4)

We used the following weighted-average discount rate and health care cost trend rate (“HCCTR”) assumptions to arrive at the aforementioned benefit obligations and net periodic expense (income):

	Significant assumptions used to calculate accumulated OPEB obligation at December 31,
	2010	2011
Discount rate	5.20%	4.30%
Beginning HCCTR	8.00%	7.00%
Ultimate HCCTR	4.50%	4.50%
Ultimate year	2017	2017

	Significant assumptions used to calculate net periodic OPEB expense (income) for the year ended December 31,
	2009	2010	2011
			Pre-curtailment	Post-curtailment
Discount rate	5.75%	5.65%	5.20%	4.90%
Beginning HCCTR	5.46%	8.50%	8.00%	7.50%
Ultimate HCCTR	4.00%	4.50%	4.50%	4.50%
Ultimate year	2013	2017	2017	2017

If the HCCTR were increased by one percentage point for each year, the aggregate of the service and interest cost components of OPEB expense would have increased approximately $0.1 million in 2011, and the actuarial present value of accumulated OPEB obligations at December 31, 2011 would have increased approximately $0.5 million. If the HCCTR were decreased by one percentage point for each year, the aggregate of the service and interest cost components of OPEB expense would have decreased approximately $0.1 million in 2011, and the actuarial present value of accumulated OPEB obligations at December 31, 2011 would have decreased approximately $0.5 million. Based upon current projections, we believe that we will be required to pay the following OPEB benefits, net of retiree contributions, over the next ten years:

Projected OPEB benefits
(In millions)
Year ending December 31,
2012	$1.1
2013	1.1
2014	1.1
2015	1.1
2016	1.2
2017 through 2021	5.7

Note 15—Related party transactions

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

Under the terms of various intercorporate services agreements (“ISAs”) that we have historically entered into with various related parties, including Contran, employees of one company provide certain management, tax planning, legal, financial, risk management, environmental, administrative, facility or other services to the other company on a fee basis. Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient and the compensation of such persons, or the cost of facilities, equipment or supplies provided. Our independent directors review and approve the fees we pay under the ISAs. We paid Contran ISA fees of $8.6 million in 2009, $8.9 million in 2010 and $9.8 million in 2011. This agreement is renewed annually, and we expect to pay a net amount of $10.6 million under the ISA during 2012.

Tall Pines Insurance Company (including a predecessor company, Valmont Insurance Company) and EWI RE, Inc. provide for or broker insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines and EWI are subsidiaries of Contran. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters and/or assess fees for the policies that they provide or broker. Our aggregate premiums, including commissions, for such policies were approximately $7.1 million in 2009, $6.3 million in 2010 and $6.8 million in 2011. Tall Pines purchases reinsurance from third-party insurance carriers with an A.M. Best Company rating of generally at least A- (Excellent) for substantially all of the risks it underwrites. We expect that these relationships with Tall Pines and EWI will continue in 2012.

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

A subsidiary of Contran owns 32% of Basic Management Inc. (“BMI”). Among other things, BMI provides utility services (primarily water distribution, maintenance of a common electrical facility and sewage disposal monitoring) to us and other manufacturers within an industrial complex located in Henderson, Nevada. Power transmission and sewer services are provided on a cost reimbursement basis, similar to a cooperative, while water delivery is currently provided at the same rates as are charged by BMI to an unrelated third party. We paid BMI $2.2 million during 2009, $1.4 million during 2010 and $1.6 million during 2011 for these utility services and an electrical facility upgrade fee of $0.8 million in 2009. Additionally, BMI maintains insurance coverage for common area environmental remediation activities within the industrial complex located in Henderson, Nevada, and certain other manufacturers within the industrial complex are named insureds under the policy. In December 2011, after approval by the independent members of our board of directors, we sold a portion of our excess insurance coverage under such insurance policy to BMI for $2.8 million. As consideration for the sale, BMI paid us $1.4 million in cash and issued a $1.4 million promissory note to us that bears interest at 3% per annum with the balance due no later than December 2012. The terms of the sale were comparable with then-recent negotiations for a similar transaction between BMI and other unrelated third party manufacturers within the same industrial complex, and BMI completed such transaction with the other unrelated third parties in January 2012 on those comparable terms. As a result, we recognized a $2.8 million gain included in operating income. Additionally, if at any time through December 2013, BMI were to purchases excess insurance limits from any of the other manufacturers within the industrial complex at a price per dollar of coverage in excess of the price per dollar of coverage inherent in our sale to BMI, BMI is obligated to pay us such excess price per dollar of coverage as additional consideration for our sale. We would recognize any such additional consideration only upon realization.

From time to time, companies related to Contran will have loans and advances outstanding between them and various related parties pursuant to term and demand notes. These loans and advances are generally entered into for specific transactions or cash management purposes. Under these loans, the lender is generally able to earn a higher rate of return on the loan than would have been earned if the lender invested the funds in other investments, and the borrower is generally able to pay a lower rate of interest than would be paid if the borrower had incurred third-party indebtedness. While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to the lender, the lender will evaluate the credit risks involved and appropriately reflect those credit risks in the terms of the applicable loan. In this regard, during 2009 we entered into an unsecured revolving credit facility with Contran pursuant to which, as amended, we may loan up to $90 million to Contran. Our loans to Contran bear interest at the prime rate minus 1.5% for the first $15 million borrowed, and the prime rate for any amounts borrowed in excess of $15 million, with all outstanding principal due on demand (and in any event no later than March 31, 2013). The amount of outstanding loans we have to Contran at any time is solely at our discretion. Contran had an aggregate outstanding principal balance of $6.1 million as of December 31, 2010 and $24.6 million as of December 31, 2011 pursuant to this facility.

We have previously purchased and sold investments in the common stock of certain related parties. In one such sale, prior to 2009, after approval by the independent members of our board of directors, CompX International, Inc. acquired all of our minority common stock ownership position in CompX for $19.50 per share, a recent price (at the time of the sale) at which CompX had been repurchasing its stock in open market transactions, or an aggregate of $52.6 million. As consideration for the shares, CompX issued a $52.6 million subordinated promissory note to us that, as amended, bears interest at LIBOR plus 1% and requires quarterly principal payments of $0.3 million with the balance due in September 2014. In September 2009, we amended the terms of the note to defer the required quarterly principal payments until March 2011. The promissory note is subordinate to any outstanding balance under CompX’s U.S. revolving bank credit facility, and CompX may make prepayments of principal at any time. Since CompX issued the note to us, CompX has made aggregate principal payments of $2.6 million in 2007, $7.3 million in 2008, $0.5 million in 2009, nil in 2010 and $20.0 million in 2011, including principal prepayments of $2.6 million in 2007, $6.8 million in 2008 and $19.0 million in 2011.

Prior to 2009, we sold our investment in certain privately held securities to Contran for $16.7 million after obtaining approval from the independent members of our board of directors. The sales price was paid to us in December 2011 pursuant to the terms of a three-year promissory note maturing on December 31, 2011. The promissory note bore interest at prime minus 1.5%, payable quarterly.

Our notes receivable from affiliates, including those resulting from the sale of certain investments and the unsecured revolving credit facility discussed above, are summarized in the following table. Interest income on such notes was $1.2 million in 2009, $2.5 million in 2010 and $1.8 million during 2011.

	December 31,
	2010	2011
	(In millions)
Notes receivable from affiliates:
CompX	$43.1	$22.2
Contran promissory note from sale of certain securities	16.7	—
Contran unsecured revolving demand promissory note	6.1	24.6
Other	—	1.4

Total notes receivable from affiliates	$65.9	$48.2
Less current portion of notes receivable	24.7	27.0

Noncurrent notes receivable from affiliates	$41.2	$21.2

Based on the previously discussed agreements and relationships, receivables from and payables to various related parties arise in the normal course of business, but these balances were nominal as of December 31, 2010 and 2011.

Note 16 — Commitments and contingencies

Long-term agreements. We have LTAs with certain major customers, including, among others, Boeing, Rolls-Royce plc and its German and U.S. affiliates, United Technologies Corporation (“UTC”, Pratt & Whitney and related companies), the Safran companies (“Safran,” Snecma and related companies) and VALTIMET. These agreements have varying expiration dates through 2030, are subject to certain conditions, and generally provide for (i) minimum market shares of the customers’ titanium requirements or firm annual volume commitments, (ii) formula-determined prices (including some elements based on market pricing) and (iii) price adjustments for certain raw material and energy cost fluctuations. Generally, the LTAs require our service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types. In certain events of nonperformance by us or the customer, the LTAs may be terminated early. Although it is possible that some portion of the business would continue on a non-LTA basis, the termination or expiration without renewal of one or more of the LTAs could result in a material effect on our business, results of operations, financial position or liquidity. The LTAs were designed to limit price volatility to the customer and to us, while providing us and the customer with a committed base of volume throughout the titanium industry business cycles.

Concentration of credit and other risks. Substantially all of our sales and operating income are derived from operations based in the U.S., the U.K., France and Italy. As shown in the table below, we generate over half of our sales revenue from sales to the commercial aerospace sector. As described previously, we have LTAs with certain major aerospace customers, including Boeing, Rolls-Royce, UTC and Safran. This concentration of customers may impact our overall exposure to credit and other risks, either positively or negatively, in that all of these customers may be similarly affected by the same economic or other conditions. The following table provides supplemental customer receivable and sales revenue information:

	Year ended December 31,
	2009	2010	2011
Significant customer receivable balances as a percentage of total trade receivables:
Precision Castparts Corporation (“PCC”) (1)	15%	22%	24%

Significant sales revenue as a percentage of total sales revenue:
Ten largest customers	57%	54%	51%

Significant customers: (2)
PCC (1)	15%	16%	16%
Boeing	17%	10%	—

Commercial aerospace sector	60%	62%	63%

Total LTAs	64%	62%	64%

Significant LTAs: (2)
Rolls-Royce (1)	13%	16%	18%
Boeing	17%	10%	—

(1)

PCC serves as a supplier to certain commercial aerospace manufacturers, including Rolls-Royce. Certain sales we make directly to PCC also count towards, and are reflected in the table above as, sales to Rolls-Royce under the Rolls-Royce LTA.

(2)	Amounts are shown only in years for which the concentration is at least 10%.

Operating leases. We lease certain manufacturing and office facilities and various equipment under non-cancelable operating leases with remaining terms ranging from one to thirteen years. Most of the leases contain purchase options at fair market value and/or various term renewal options at fair market rental rates. At December 31, 2011, future minimum payments under non-cancelable operating leases having an initial term in excess of one year were as follows:

Amount
(In millions)
Year ending December 31,
2012	$6.2
2013	5.2
2014	4.1
2015	3.6
2016	2.6
2017 and thereafter	13.4

$35.1

Net rent expense under all leases, including those with original terms of less than one year, was $8.1 million in each of 2009 and 2010 and $8.7 million in 2011. We are also obligated under certain operating leases for our pro rata share of the lessor’s operating expenses.

Purchase obligations. We have LTAs with titanium sponge and other suppliers that include minimum commitments to purchase titanium sponge through 2025 and services through 2019. Certain of our purchase agreements include take-or-pay provisions which require us to pay penalties if we do not meet the contractual volume commitments, but we have assumed the minimum level of required volumes and minimum or estimated prices for the purchase commitments in the table below. We also have agreements with a certain energy provider to purchase minimum annual levels of electricity through 2028. Under these purchase agreements, we are generally committed to the following minimum levels of purchases:

	Titanium sponge	Services	Energy	Total
	(In millions)
Year ended December 31,
2012	$172.1	$10.9	$20.8	$203.8
2013	107.8	10.9	11.2	129.9
2014	96.5	4.8	8.5	109.8
2015	96.5	4.8	2.2	103.5
2016	96.5	4.8	2.2	103.5
2017 and thereafter	322.9	14.3	8.8	346.0

	$892.3	$50.5	$53.7	$996.5

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

In May 2010, the EPA notified us alleging two unrelated violations of the recordkeeping and reporting requirements of TSCA at our Henderson plant and initiated an investigation of our Morgantown plant under these provisions of TSCA. In June 2010, with EPA approval, we conducted a voluntary self-audit of TSCA compliance at all of our U.S. facilities and disclosed the results of the self-audit to the EPA, including our findings with respect to areas of non-compliance. We do not expect the consequences of such non-compliance to have a material effect on our results of operations, financial condition or liquidity.

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

We had $2.3 million accrued at December 31, 2011 for remediation activities anticipated at our Henderson plant site, including amounts accrued at the lower end of the range of estimated costs for the groundwater remedial action plan selected by the NDEP in its record of decision and for additional soil remediation. We will continue evaluating alternative methods and timing for all of our remediation activities, and if necessary, we may revise our estimated costs in the future. We estimate the upper end of the range of reasonably possible costs related to all of our environmental matters, in excess of our existing accrual, to be approximately $2.5 million. We expect these estimated costs to be incurred over a remediation period of at least five years.

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

In November 2011, a purported shareholder derivative lawsuit was filed in Delaware Chancery court by one of our stockholders (Louisiana Municipal Police Retirement System v. Harold C. Simmons, et al. (Delaware Chancery Court C.A. No. 7059-CS) (“LAMPERS”)) and names each of the current members of our Board of Directors as defendants and us as a nominal defendant. The lawsuit alleges Mr. Simmons, who is deemed to be a controlling shareholder, caused us to enter into related party transactions with affiliated companies for which Mr. Simmons is also deemed to control that are unfair to us. The lawsuit alleges each of the directors breached their fiduciary duties to us and the minority stockholders. The plaintiff seeks unspecified damages, costs and attorneys fees. The defendants have filed a motion to dismiss the lawsuit for plaintiff’s failure to make demand upon our directors to consider the merits of plaintiff’s claim.

In December 2011, a similar purported shareholder derivative lawsuit was filed in federal court in the Northern District of Texas by another TIMET stockholder (Bert Bauman v. Harold C. Simmons, et al. (United States District Court, Northern District of Texas Case No. 3:11-CV-3607)) and names as defendants each of the current members of our Board of Directors, our current Chief Executive and Chief Financial Officers and Contran Corporation, and us as a nominal defendant. As with the LAMPERS action, the Bauman lawsuit alleges Mr. Simmons caused us to enter into related party transactions with affiliates that are unfair to us. The action brings claims for breach of fiduciary duty, unjust enrichment and waste of corporate assets. The action also claims the director defendants violated U.S. securities laws by failing to properly disclose the related party transactions in our proxy statement. Plaintiff seeks unspecified damages, costs and attorneys fees, disgorgement of profits or benefits, if any, obtained by defendants and various equitable measures, including additional corporate governance and oversight procedures. The defendants also have filed a motion to dismiss this lawsuit for plaintiff’s failure to make demand upon our directors to consider the merits of plaintiff’s claim.

From time to time, we are involved in various employment, environmental, contractual, intellectual property, product liability, general liability and other claims, disputes and litigation relating to our business. In certain instances, we have insurance coverage for these items to eliminate or reduce our risk of loss (other than standard deductibles, which are generally $1 million or less). We currently believe that the outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or liquidity. However, all such matters are subject to inherent uncertainties, and were an unfavorable outcome to occur with respect to several of these matters in a given period, it is possible that it could have a material impact on our results of operations or cash flows in that particular period.

Note 17 — Business segment information

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

	Year ended December 31,
	2009	2010	2011
	(In millions, except product shipment data)
Titanium melted and mill products:
Melted product net sales	$69.0	$107.5	$136.2
Mill product net sales	635.2	684.9	834.8
Other titanium product sales	69.8	64.8	74.2

Total net sales	$774.0	$857.2	$1,045.2

Melted product shipments:
Volume (metric tons)	2,750	5,220	6,175
Average selling price (per kilogram)	$25.10	$20.60	$22.05

Mill product shipments:
Volume (metric tons)	11,425	12,790	16,070
Average selling price (per kilogram)	$55.60	$53.55	$51.95

Geographic segments:
Net sales – point of origin:
United States	$516.1	$567.6	$648.7
United Kingdom	148.4	191.1	258.0
France	78.6	74.6	102.9
Italy	30.8	23.6	35.5
Germany	0.1	0.3	0.1

	$774.0	$857.2	$1,045.2

Net sales – point of destination:
United States	$505.9	$546.7	$632.1
United Kingdom	112.1	140.0	184.2
France	59.2	60.5	85.5
Other locations	96.8	110.0	143.4

	$774.0	$857.2	$1,045.2

Long-lived assets – property and equipment, net:
United States	$329.9	$303.6	$307.4
United Kingdom	75.6	69.4	70.8
Other Europe	10.6	8.6	7.6

	$416.1	$381.6	$385.8

Note 18 — Quarterly results of operations (unaudited)

	For the quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions, except per share data)
Year ended December 31, 2010: (1)
Net sales	$217.5	$212.0	$210.3	$217.3
Gross margin	37.8	40.8	49.6	50.6
Operating income	24.2	26.7	36.0	33.9
Net income	17.3	19.9	21.7	23.9
Net income attributable to TIMET common stockholders	16.7	19.0	21.5	23.3
Basic and diluted earnings per share attributable to TIMET common stockholders	$0.09	$0.11	$0.12	$0.13

Year ended December 31, 2011: (1)

Net sales	$252.0	$272.0	$262.5	$258.7
Gross margin	48.2	62.9	55.1	57.4
Operating income (2)	45.0	46.5	38.5	44.5
Net income (2)	29.7	32.1	25.9	29.7
Net income attributable to TIMET common stockholders (2)	28.9	31.5	25.0	28.6

Basic and diluted earnings per share attributable to TIMET common stockholders (2)	$0.16	$0.18	$0.14	$0.16

(1)	The sum of quarterly amounts may not agree to the full year results due to rounding.
(2)

Quarter ended March 31, 2011 includes $10.6 million ($0.04 per diluted share, net of income taxes) gain on settlement of claim for reimbursement of environmental remediation costs. Quarter ended December 31, 2011 includes $2.8 million ($0.01 per diluted share, net of income taxes) gain on sale of excess insurance coverage. See Notes 12 and 15.