Form 10-Q
period 2012-03-31
TITANIUM METALS CORP
filed 2012-05-08
CIK 1011657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of shares of common stock outstanding on April 27, 2012: 175,179,774

TITANIUM METALS CORPORATION

TITANIUM METALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2011	March 31, 2012
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47.3	$39.4
Accounts and other receivables	156.1	180.4
Notes receivable from affiliates	27.0	13.8
Inventories	677.5	739.1
Refundable income taxes	0.8	0.3
Deferred income taxes	40.8	41.1
Other	10.0	7.0

Total current assets	959.5	1,021.1
Marketable securities	138.0	125.2
Notes receivable from affiliates	21.2	20.2
Property and equipment, net	385.8	385.2
Deferred income taxes	22.8	21.5
Other	94.7	98.9

Total assets	$1,622.0	$1,672.1

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31, 2011	March 31, 2012
		(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$84.9	$88.0
Accrued and other current liabilities	88.4	83.2
Income taxes payable	9.3	19.8
Current maturities of long-term debt	—	0.5

Total current liabilities	182.6	191.5
Long-term debt	2.5	31.0
Accrued OPEB cost	10.8	10.7
Accrued pension cost	110.0	110.5
Deferred income taxes	75.2	70.8
Other	9.5	9.6

Total liabilities	390.6	424.1

Equity:
TIMET stockholders’ equity:
Common stock	1.8	1.8
Additional paid-in capital	428.0	428.0
Retained earnings	885.7	898.2
Accumulated other comprehensive loss	(97.2)	(95.1)

Total TIMET stockholders’ equity	1,218.3	1,232.9
Noncontrolling interest in subsidiary	13.1	15.1

Total equity	1,231.4	1,248.0

Total liabilities and equity	$1,622.0	$1,672.1

Commitments and contingencies (Note 13)

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended March 31,
	2011	2012
	(Unaudited)
Net sales	$252.0	$276.7
Cost of sales	203.8	218.3

Gross margin	48.2	58.4

Selling, general, administrative and development expense	14.8	17.2
Other income, net	11.6	0.9

Operating income	45.0	42.1

Other non-operating expense, net	(0.4)	(1.6)

Income before income taxes	44.6	40.5

Provision for income taxes	14.9	13.4

Net income	29.7	27.1

Noncontrolling interest in net income of subsidiary	0.8	1.5

Net income attributable to TIMET stockholders	$28.9	$25.6

Basic and diluted earnings per share attributable to TIMET stockholders	$0.16	$0.15

Weighted average shares outstanding:
Basic	180.2	175.2
Diluted	180.4	175.2

Cash dividends per common share	$—	$0.075

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three months ended March 31,
	2011	2012
	(Unaudited)
Net income	$29.7	$27.1

Other comprehensive income, net of tax:

Currency translation adjustment	9.6	9.8

Unrealized gain (loss) on marketable securities	6.5	(8.3)

Pension plans	1.7	1.4

OPEB plan	(0.2)	(0.3)

Total other comprehensive income	17.6	2.6

Comprehensive income	47.3	29.7

Comprehensive income attributable to noncontrolling interest	1.7	2.0

Comprehensive income attributable to TIMET stockholders	$45.6	$27.7

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended March 31,
	2011	2012
	(Unaudited)
Cash flows from operating activities:
Net income	$29.7	$27.1
Depreciation and amortization	12.3	13.2
Gain on settlement	(10.6)	—
Deferred income taxes	1.9	1.3
Other, net	0.1	1.2
Change in assets and liabilities:
Receivables	(25.1)	(21.1)
Inventories	(36.5)	(55.0)
Accounts payable and accrued liabilities	14.7	(4.1)
Income taxes	11.9	10.6
Other, net	(4.6)	(6.7)

Net cash used in operating activities	(6.2)	(33.5)

Cash flows from investing activities:
Capital expenditures	(7.6)	(9.7)
Marketable securities:
Purchases of mutual funds and other	(205.9)	—
Proceeds from the sale of mutual funds and other	13.2	0.1
Notes receivable from affiliates:
Loans	(24.8)	(16.4)
Collections of principal payments	30.5	30.7
Other, net	(2.0)	3.8

Net cash (used in) provided by investing activities	(196.6)	8.5

Cash flows from financing activities:
Indebtedness:
Borrowings	—	63.1
Repayments	—	(34.1)
Common stock dividends	—	(13.1)

Net cash provided by financing activities	—	15.9

Effect of exchange rate changes on cash	2.5	1.2

Net cash used during period	(200.3)	(7.9)
Cash and cash equivalents at beginning of period	283.4	47.3

Cash and cash equivalents at end of period	$83.1	$39.4

Supplemental disclosures of cash paid for income taxes	$1.1	$1.5

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

(In millions)

	TIMET stockholder’s equity
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance at December 31, 2011	$1.8	$428.0	$885.7	$(97.2)	$13.1	$1,231.4
Net income	—	—	25.6	—	1.5	27.1
Other comprehensive income	—	—	—	2.1	0.5	2.6
Common stock dividends	—	—	(13.1)	—	—	(13.1)

Balance at March 31, 2012	$1.8	$428.0	$898.2	$(95.1)	$15.1	$1,248.0

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 1 – Basis of presentation and organization

Basis of presentation. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011 that we filed with the Securities and Exchange Commission (“SEC”) on February 29, 2012 (“2011 Annual Report”). They include the accounts of Titanium Metals Corporation and its majority owned subsidiaries (collectively referred to as “TIMET”). Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to TIMET and its subsidiaries, taken as a whole. All material intercompany transactions and balances with consolidated subsidiaries have been eliminated. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed or omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2011) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2012 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2011 Consolidated Financial Statements contained in our 2011 Annual Report. Our first three fiscal quarters reported are the approximate 13-week periods ending on the Saturday generally nearest to March 31, June 30 and September 30. Our fourth fiscal quarter and fiscal year always end on December 31. For presentation purposes, our financial statements and the accompanying notes have been presented as ended on March 31, June 30, September 30 and December 31, as applicable.

Organization. At March 31, 2012, Contran Corporation and its subsidiaries held 29.6% of our outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. At March 31, 2012, Mr. Simmons and his spouse owned an aggregate of 15.7% of our common stock, and the Combined Master Retirement Trust (“CMRT”), a trust sponsored by Contran to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Contran and certain related companies, held an additional 8.8% of our common stock. Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT. Consequently, Mr. Simmons may be deemed to control each of Contran and us.

Note 2 – Fair value of financial instruments

Carrying amounts of certain of our financial instruments including, among others, cash and cash equivalents and accounts receivable, approximate fair value because of their short maturities. We carry our investments in marketable equity securities at fair value based upon quoted market prices, and the carrying values of our notes receivable from affiliates approximate fair value because the applicable interest rates are variable based upon stated market indices. The carrying value of our indebtedness approximates fair value because the applicable interest rates are variable based upon stated market indices.

Note 3 – Notes receivable from affiliates

From time to time, companies related to Contran will have loans and advances outstanding between them and various related parties pursuant to term and demand notes. These loans and advances are generally entered into for specific transactions or cash management purposes.

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2012

(Unaudited)

The following table summarizes the aggregate outstanding principal balances on our notes receivable from affiliates as of December 31, 2011 and March 31, 2012:

	December 31,	March 31,
	2011	2012
	(In millions)
Notes receivable from affiliates:
CompX	$22.2	$21.3
Contran unsecured revolving demand promissory note	24.6	11.3
Other	1.4	1.4

Total notes receivable from affiliates	$48.2	$34.0
Less current portion of notes receivable from affiliates	27.0	13.8

Noncurrent notes receivable from affiliates	$21.2	$20.2

Following the establishment of our U.S. credit facility in February 2012, the terms of the Contran unsecured revolving demand promissory note were amended to increase the interest rate on outstanding borrowings on or after March 1, 2012 to prime plus 2.75%, which exceeds the prevailing interest rate under the U.S. credit facility.

Note 4 – Inventories

	December 31, 2011	March 31, 2012
	(In millions)
Raw materials	$187.9	$212.0
Work-in-process	315.4	331.0
Finished products	116.1	130.1
Inventory consigned to customers	31.2	37.6
Supplies	26.9	28.4

Total inventories Total inventories	$677.5	$739.1

Note 5 – Marketable securities

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

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2012

(Unaudited)

The following table summarizes the market value of our marketable securities as of December 31, 2011 and March 31, 2012:

Marketable security	Fair value measurement level	Market value	Cost basis	Unrealized gains
		(In millions)
As of December 31, 2011:
Valhi	1	$128.4	$64.3	$64.1
NL	1	2.9	2.5	0.4
Kronos	1	6.7	6.4	0.3

Total marketable securities		$138.0	$73.2	$64.8

As of March 31, 2012:
Valhi	1	$112.6	$64.3	$48.3
NL	1	3.3	2.5	0.8
Kronos	1	9.3	6.4	2.9

Total marketable securities		$125.2	$73.2	$52.0

At March 31, 2012, we owned 2.1 million shares of Valhi common stock, which represents approximately 1.9% of Valhi’s outstanding shares. In March 2012, Valhi announced a 3-for-1 split of its common stock. The distribution of the additional Valhi shares is subject to certain customary regulatory approvals and is expected to occur on the close of business on May 10, 2012. Valhi’s stock split will have no impact on our financial statements or our ownership interest. Additionally, we held approximately 0.5% of NL’s outstanding common stock and 0.3% of Kronos’ outstanding common stock at March 31, 2012.

Note 6 – Property and equipment

	December 31, 2011	March 31, 2012
	(In millions)
Land and improvements	$15.2	$15.2
Buildings and improvements	70.5	70.6
Computer equipment and software	70.8	71.8
Manufacturing equipment and other	594.9	604.1
Construction in progress	48.4	52.5

Total property and equipment	799.8	814.2
Less accumulated depreciation	414.0	429.0

Total property and equipment, net	$385.8	$385.2

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2012

(Unaudited)

Note 7 – Other noncurrent assets

	December 31, 2011	March 31, 2012
	(In millions)
Prepaid conversion services	$37.2	$36.6
Other	57.5	62.3

Total other noncurrent assets Total prepaid expenses and other noncurrent assets	$94.7	$98.9

Note 8 – Accrued and other current liabilities

	December 31, 2011	March 31, 2012
	(In millions)
Employee related	$42.2	$35.7
Customer advances	16.4	18.6
Deferred revenue	15.0	14.8
Other	14.8	14.1

Total accrued and other current liabilities	$88.4	$83.2

Note 9 – Long-term debt

	December 31, 2011	March 31, 2012
	(In millions)
U.S. credit facility	$—	$29.0
Other	2.5	2.5

Total debt	$2.5	$31.5
Less current maturities	—	0.5

Total long-term debt	$2.5	$31.0

Credit facilities – As of March 31, 2012, we had outstanding borrowings of $29.0 million under our U.S. credit facility bearing interest at an average annual interest rate of 3.4% and aggregate borrowing availability of $218.9 million under all of our existing credit facilities.

Restrictions and other – Our credit facilities contain certain restrictive covenants customary in lending transactions of this type. In some cases, we are required to maintain certain financial ratios, such as a fixed charge coverage ratio. We are in compliance with all of our debt covenants at March 31, 2012. We believe we will be able to comply with the financial covenants contained in each of our credit facilities until maturity of such facilities; however, if future operating results differ materially from our expectations, we may be unable to maintain compliance.

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2012

(Unaudited)

Note 10 – Employee benefits

Defined benefit pension plans. The components of the net periodic pension expense are set forth below:

	Three months ended March 31,
	2011	2012
	(In millions)
Service cost	$0.7	$0.1
Interest cost	4.2	3.9
Expected return on plan assets	(4.5)	(4.5)
Amortization of net losses	2.4	2.0
Amortization of prior service costs	0.1	0.1

Total pension expense	$2.9	$1.6

Postretirement benefits other than pensions (“ OPEB”). The components of net periodic OPEB expense are set forth below:

	Three months ended March 31,
	2011	2012
	(In millions)
Service cost	$0.2	$—
Interest cost	0.3	0.1
Amortization of net gains	(0.1)	(0.1)
Amortization of prior service credit	(0.2)	(0.3)

Total OPEB expense (income)	$0.2	$(0.3)

Note 11 – Other operating and non-operating income

In August 2009, we filed a claim in the bankruptcy proceedings of Tronox Incorporated, which operates a manufacturing site adjacent to our Henderson, Nevada plant site. In our claim, we asserted that Tronox’s operations at its manufacturing site contribute to the groundwater contamination at our site discussed in Note 13, and that Tronox should therefore be responsible for reimbursing us for a portion of the cost of our remediation activities. In February 2011, Tronox emerged from bankruptcy upon the effectiveness of their plan of reorganization. As part of the Tronox plan of reorganization, in February 2011 we received (i) 49,963 shares of common stock of the reorganized Tronox and (ii) an additional 46,617 shares of such common stock that we purchased for an aggregate of $1.3 million in cash pursuant to the exercise of our right to participate in a Tronox common stock rights offering, in both cases in satisfaction of our claim. The aggregate fair value of the consideration we received in February 2011 upon Tronox’s emergence from bankruptcy, using the over-the-counter quoted market price of such common stock on the date Tronox’s plan of reorganization became effective (a level 2 input in the fair value hierarchy), was $10.6 million ($0.04 per diluted share, net of income taxes) and is included in other operating income. Subsequently, in March 2011 we sold all of our shares of Tronox common stock in an over-the-counter market transaction and realized a gain of $1.3 million which is included in other non-operating expense.

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2012

(Unaudited)

Note 12 – Income taxes

	Three months ended March 31,
	2011	2012
	(In millions)
Expected income tax expense, at 35%	$15.6	$14.2
Non-U.S. tax rates	(0.4)	(0.9)
U.S. state income taxes, net	0.6	0.7
Domestic manufacturing credit	(1.0)	(0.9)
Other, net	0.1	0.3

Total income tax expense	$14.9	$13.4

Note 13 – Commitments and contingencies

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

As part of our continuing environmental assessment with respect to our plant site in Henderson, in 2008 we completed and submitted to the Nevada Department of Environmental Protection (“NDEP”) a Remedial Alternative Study (“RAS”) with respect to the groundwater located beneath the plant site. The RAS, which was submitted pursuant to an existing agreement between the NDEP and us, addressed the presence of certain contaminants in the plant site groundwater that require remediation. The NDEP completed its review of the RAS and our proposed remedial alternatives, and the NDEP issued its record of decision in February 2009, which selected our preferred groundwater remedial alternative action plan. We commenced implementation of the plan in 2009. In connection with our implementation of the plan, which may be subject to change as remediation proceeds, we are undertaking soil remediation to address source areas associated with conveyance ditches previously used by several companies in the BMI complex, the cost of which is covered by insurance.

We had $2.3 million accrued at March 31, 2012 for remediation activities anticipated at our Henderson plant site, including amounts accrued at the lower end of the range of estimated costs for the groundwater remedial action plan selected by the NDEP in its record of decision and for additional soil remediation. We will continue evaluating alternative methods and timing for all of our remediation activities, and if necessary, we may revise our estimated costs in the future. We estimate the upper end of the range of reasonably possible costs related to all of our environmental matters, in excess of our existing accrual, to be approximately $2.4 million. We expect these estimated costs to be incurred over a remediation period of at least five years.

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2012

(Unaudited)

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

In November 2011, a purported shareholder derivative lawsuit was filed in Delaware Chancery court by one of our stockholders (Louisiana Municipal Police Retirement System v. Harold C. Simmons, et al. (Delaware Chancery Court C.A. No. 7059-CS) (“LAMPERS”)) and names each of the current members of our Board of Directors as defendants and us as a nominal defendant. The lawsuit alleges Mr. Simmons, who is deemed to be a controlling shareholder, caused us to enter into related party transactions with affiliated companies for which Mr. Simmons is also deemed to control that are unfair to us. The lawsuit alleges each of the directors breached their fiduciary duties to us and the minority stockholders. The plaintiff seeks unspecified damages, costs and attorneys fees. The defendants have filed a motion to dismiss the lawsuit for plaintiff’s failure to make demand upon our directors to consider the merits of plaintiff’s claim. The plaintiff filed an amended complaint in the lawsuit, and the defendants intend to refile their motion to dismiss.

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

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2012

(Unaudited)

Note 14 – Business segment information

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

	Three months ended March 31,
	2011	2012
	(In millions, except product shipment data)
Titanium melted and mill products:
Melted product net sales	$34.1	$33.8
Mill product net sales	203.4	219.1
Other titanium product sales	14.5	23.8

Total net sales	$252.0	$276.7

Melted product shipments:
Volume (metric tons)	1,495	1,475
Average selling price (per kilogram)	$22.80	$22.95
Mill product shipments:
Volume (metric tons)	3,910	3,995
Average selling price (per kilogram)	$52.05	$54.85

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report and with our Consolidated Financial Statements and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in our 2011 Annual Report.

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

RESULTS OF OPERATIONS

Quarter ended March 31, 2012 compared to quarter ended March 31, 2011

Summarized financial information. The following table summarizes certain information regarding our results of operations for the three months ended March 31, 2011 and 2012. Our reported average selling prices reflect actual selling prices after the effects of currency exchange rates, customer and product mix and other related factors throughout the periods presented.

	Three months ended March 31,
	2011	% of total net sales	2012	% of total net sales
	(In millions, except product shipment data)
Net sales:
Melted products	$34.1	14%	$33.8	12%
Mill products	203.4	81%	219.1	79%
Other titanium products	14.5	5%	23.8	9%

Total net sales	252.0	100%	276.7	100%
Cost of sales	203.8	81%	218.3	79%

Gross margin	48.2	19%	58.4	21%
Selling, general, administrative and development expense	14.8	6%	17.2	6%
Other income, net	11.6	5%	0.9	—

Operating income	$45.0	18%	$42.1	15%

Melted product shipments:
Volume (metric tons)	1,495		1,475
Average selling price (per kilogram)	$22.80		$22.95
Mill product shipments:
Volume (metric tons)	3,910		3,995
Average selling price (per kilogram)	$52.05		$54.85

Net sales. Our net sales were $276.7 million for the first quarter of 2012 compared to net sales of $252.0 million for the first quarter of 2011. The 10% increase in net sales was principally the result of increased average selling prices and product shipment volume for our mill products during the first quarter of 2012, reflecting a continuation of strong demand for titanium products within the commercial aerospace sector. The increases in the average selling prices for our mill products in the first quarter of 2012 were principally driven by annual adjustments under certain of our long-term agreements.

Gross margin. For the first quarter of 2012, our gross margin was $58.4 million, a 21% increase as compared to $48.2 million for the first quarter of 2011, reflecting higher selling prices, primarily on our mill products.

Operating income. Our operating income for the first quarter of 2012 was $42.1 million compared to $45.0 million during the first quarter of 2011, reflecting an increase in gross margin during the 2012 period offset by lower other operating income due to a first quarter 2011 $10.6 million gain on settlement of a claim to recover certain groundwater remediation costs attributable to a third-party facility adjoining one of our plant sites.

Income taxes. Our effective income tax rate was 33% for the first quarter of 2012 compared to 34% for the same period in 2011. We operate in multiple tax jurisdictions, and as a result, the geographic mix of our pre-tax income or loss can impact our overall effective tax rate. Our effective rates in the first quarters of 2012 and 2011 were lower than the U.S. statutory rate primarily due to the effects of (i) the positive impact of a portion of our earnings being generated in lower tax rate jurisdictions and (ii) the positive impact of the domestic production activities deduction.

European operations

We have substantial operations located in the United Kingdom, France and Italy. Our sales originating in Europe were approximately 42% for the three months ended March 31, 2012 and 39% for the same period of 2011, a portion of which were denominated in foreign currency, principally the British pound sterling or the euro. Certain raw material costs, principally purchases of titanium sponge and alloys for our European operations, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of our European subsidiaries are those of their respective countries. Our European operations may incur borrowings denominated in U.S. dollars or in their respective functional currencies. Our export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations. We do not use currency contracts to hedge our currency exposures.

The translated U.S. dollar value of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. By applying the exchange rates prevailing during the prior year period to our local currency results of operations for the current year period, the translation impact of currency rate fluctuations can be estimated. The U.S. dollar strengthened against the British pound and euro in the three months ended March 31, 2012 as compared to the corresponding period in 2011. These fluctuations in foreign currency exchange rates had the following effects on our sales and operating income:

Three months ended March 31, 2012 vs. 2011
(In millions)
Decrease in:
Net sales	$(2.8)
Operating income	(0.5)

Outlook

Our operating results and product deliveries during the first quarter of the year reflect continued strong sales order activity in the commercial aerospace supply chain in support of the industry’s estimated timelines for fleet replacement and commercial aircraft production. Increased prices under certain customer long-term agreements and the continued benefit of ongoing initiatives to improve operating efficiencies in our manufacturing processes contributed to improved gross margins over the first quarter of 2011.

The continued development and production of next generation aircraft, combined with the resurgence in orders for recently reintroduced legacy models with new, fuel-efficient engines and a strong original equipment manufacturer order backlog, are indicators that our industry has entered the sustained growth period forecasted by various industry experts. If the industry’s estimated timelines for fleet replacement and commercial aircraft production are met, we anticipate production rates throughout the commercial aerospace supply chain will continue to be strong during the next year and accelerate over the next several years. Projected aircraft deliveries over a longer time horizon are also expected to remain strong as fuel efficiency and expansion of the global fleet in developing areas, such as Asia, the Middle East and South America, are expected to support future demand. Based on current industry dynamics, we expect continued strong commercial aerospace mill product deliveries for the remainder of the year and foreseeable future and believe that our manufacturing flexibility and efficiencies will allow us to largely mitigate the impact of increasing raw material costs for the rest of 2012.

We continue to enhance our ability to meet our current and prospective customers’ needs and strengthen our position as a trusted supplier in markets where technical ability and precision are critical. We have been successful over the past several years in establishing significant manufacturing and raw material flexibility and cost efficiencies throughout our manufacturing processes and together with the benefit of our long-term customer agreements, believe these core strengths will serve us well in the current environment of strong demand. Our fiscal discipline and industry expertise have allowed us to manage our production rates and costs effectively while investing capital conservatively and maintaining a strong balance sheet. We believe our financial strength and operating flexibility position us to take advantage of opportunities to strengthen and expand our presence in key markets.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated cash flows for the three months ended March 31, 2011 and 2012 are presented below. The following should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

	Three months ended March 31,
	2011	2012
	(In millions)
Cash provided by (used in):
Operating activities	$(6.2)	$(33.5)
Investing activities	(196.6)	8.5
Financing activities	—	15.9

Net cash used in operating, investing and financing activities	$(202.8)	$(9.1)

Operating activities. Cash flow from operations is a primary source of our liquidity. Changes in pricing, production volume and customer demand, among other things, could significantly affect our liquidity. Trends in cash flows from operating activities, excluding changes in assets and liabilities, have generally been similar to the trends in operating income. Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Changes in assets and liabilities tend to even out over time. However, period to period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. Our cash from operating activities decreased $27.3 million, from $6.2 million used during the first three months of 2011 to $33.5 million used in the first three months of 2012 primarily due to the net effects of the following factors:

•

increased operating income in 2012 of $7.7 million (excluding the impact of the $10.6 million in noncash settlement received from Tronox during 2011 discussed in Note 11 to our Condensed Consolidated Financial Statements) and

•

a higher net use of cash from the relative changes in our receivables, inventories, payables and accruals in 2012 of $33.3 million primarily resulting from increased inventory levels resulting from our higher production levels, higher cost of raw materials (primarily feedstock ore and purchased titanium sponge) and decreases in payables and accrued liabilities associated with the timing of payments.

Relative changes in working capital can have significant effects on cash flows from operating activities. As shown below, our average days sales outstanding (“DSO”) increased from December 31, 2011 to March 31, 2012. The increase in our DSO was principally the result of an increase in receivables relating to strong sales in the first three months of 2012 and the timing of collection of those receivables.

As shown below, our average number of days sales in inventory (“DSI”) increased from December 31, 2011 to March 31, 2012. The overall increase in average DSI was primarily the result of the higher production volumes and higher cost of raw materials. Based on our sales order backlog and outlook for inventory requirements, we expect to deploy additional working capital to maintain appropriate inventory levels in response to improving customer demand trends.

For comparative purposes, we have also provided average DSO and DSI for the comparative prior year periods in the table below:

	December 31, 2010	March 31, 2011	December 31, 2011	March 31, 2012
DSO	52 days	55 days	55 days	60 days
DSI	243 days	216 days	294 days	296 days

Investing activities. Cash flows from our investing activities increased from $196.6 million used in the first three months of 2011 to $8.5 million provided by in the first three months of 2012 primarily due to the net effects of the following factors:

•	Capital expenditures of $7.6 million during the first three months of 2011 and $9.7 million in the same period of 2012;

•	Net purchases of mutual funds and other securities of $192.7 million in the first quarter of 2011 and a nominal amount of sales in the first quarter of 2012;

•	Net repayments of $1.4 million from Contran during the first quarter of 2011 and $13.3 million during the first quarter of 2012 pursuant to an unsecured revolving credit facility; and

•	Repayments of $4.3 million from Compx during the first quarter of 2011 and $1.0 million during the first quarter of 2012 pursuant to a promissory note receivable.

Financing activities. We had the following significant items included in our cash flows from financing activities:

•	Net proceeds from borrowings of $29.0 million under our new U.S. credit facility entered into in the first quarter of 2012 and

•	Payments of dividends on our common stock of $13.1 million in the first quarter of 2012 as compared to no dividends paid in the first quarter of 2011.

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

At March 31, 2012, we had aggregate cash and cash equivalents of $39.4 million, and we had borrowing availability under our existing credit facilities of $218.9 million. We could borrow all such available amounts without violating our existing debt covenants. Our non-U.S. subsidiaries held $38.0 million of our aggregate cash and cash equivalents. We entered into a $200 million U.S. revolving credit facility in February 2012 maturing in February 2017. Our U.K. credit facilities mature in August 2012. We are in compliance with all of our debt covenants at March 31, 2012. Based upon our expectations of our operating performance, the anticipated demands on our cash resources, borrowing availability under our U.S. and European credit facilities and anticipated borrowing capacity after the maturity of these credit facilities, we expect to have sufficient liquidity to meet our obligations for the short-term (defined as the next twelve-month period) and our long-term obligations.

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

Contractual commitments. There have been no material changes to our contractual commitments discussed in our 2011 Annual Report.

Off-balance sheet arrangements. There have been no material changes to our off-balance sheet arrangements discussed in our 2011 Annual Report.

Recent accounting pronouncements. There have been no recent accounting pronouncements requiring disclosure.

Critical accounting policies. For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our 2011 Annual Report. There have been no changes in our critical accounting policies during the first three months of 2012.

Affiliate transactions. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (i) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties, and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. We continuously consider, review and evaluate such transactions, and understand that Contran and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future. See Notes 4 and 11 to our Condensed Consolidated Financial Statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including foreign currency exchange rates, commodity prices and security prices. There have been no material changes in these market risks since we filed our 2011 Annual Report, and we refer you to the report for a complete description of these risks.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Bobby D. O’Brien, our Chief Executive Officer, and James W. Brown, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2012. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

Changes in internal control over financial reporting. There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Refer to our 2011 Annual Report and Note 13 to our Condensed Consolidated Financial Statements for descriptions of certain previously reported legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes in the first three months of 2012 with respect to our risk factors presented in Item 1A in our 2011 Annual Report on Form 10-K.

Item 6.	EXHIBITS

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Fifth Amended and Restated Unsecured Revolving Demand Promissory Note as of March 1, 2012 made by Contran Corporation payable to TIMET Finance Management Company, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

TITANIUM METALS CORPORATION

Date: May 8, 2012	By	/s/ JAMES W. BROWN
James W. Brown
Vice President and Chief Financial Officer
Principal Financial Officer

Date: May 8, 2012	By	/s/ SCOTT E. SULLIVAN
Scott E. Sullivan
Vice President and Controller Principal Accounting Officer