Form 10-Q
period 2012-06-30
TITANIUM METALS CORP
filed 2012-08-08
CIK 1011657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of shares of common stock outstanding on July 27, 2012: 175,061,774

TITANIUM METALS CORPORATION

TITANIUM METALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2011	June 30, 2012
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47.3	$11.7
Marketable securities	—	15.7
Accounts and other receivables	156.1	184.6
Notes receivable from affiliates	27.0	14.2
Inventories	677.5	793.7
Refundable income taxes	0.8	—
Deferred income taxes	40.8	41.2
Other	10.0	5.4

Total current assets	959.5	1,066.5
Marketable securities	138.0	88.2
Notes receivable from affiliates	21.2	20.0
Property and equipment, net	385.8	387.3
Deferred income taxes	22.8	18.9
Other	94.7	100.8

Total assets	$1,622.0	$1,681.7

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

	December 31, 2011	June 30, 2012
		(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$84.9	$88.0
Accrued and other current liabilities	88.4	79.8
Income taxes payable	9.3	3.0
Current maturities of long-term debt	—	0.5

Total current liabilities	182.6	171.3
Long-term debt	2.5	93.9
Accrued OPEB cost	10.8	10.6
Accrued pension cost	110.0	105.6
Deferred income taxes	75.2	57.5
Other	9.5	9.6

Total liabilities	390.6	448.5

Equity:
TIMET stockholders’ equity:
Common stock	1.8	1.7
Additional paid-in capital	428.0	426.7
Retained earnings	885.7	915.2
Accumulated other comprehensive loss	(97.2)	(125.8)

Total TIMET stockholders’ equity	1,218.3	1,217.8
Noncontrolling interest in subsidiary	13.1	15.4

Total equity	1,231.4	1,233.2

Total liabilities and equity	$1,622.0	$1,681.7

Commitments and contingencies (Note 13)

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(Unaudited)
Net sales	$272.0	$281.7	$524.1	$558.5
Cost of sales	209.1	220.7	412.9	439.1

Gross margin	62.9	61.0	111.2	119.4

Selling, general, administrative and development expense	16.8	17.7	31.6	34.9
Other income, net	0.4	0.4	12.0	1.3

Operating income	46.5	43.7	91.6	85.8

Other non-operating income, net	1.6	2.9	1.1	1.3

Income before income taxes	48.1	46.6	92.7	87.1

Provision for income taxes	16.0	15.2	31.0	28.6

Net income	32.1	31.4	61.7	58.5

Noncontrolling interest in net income of subsidiary	0.6	1.2	1.3	2.7

Net income attributable to TIMET stockholders	$31.5	$30.2	$60.4	$55.8

Basic and diluted earnings per share attributable to TIMET stockholders	$0.18	$0.17	$0.34	$0.32

Weighted average shares outstanding:
Basic	179.7	175.2	179.9	175.2
Diluted	179.9	175.2	180.1	175.2

Cash dividends per common share	$0.075	$0.075	$0.075	$0.15

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(Unaudited)
Net income	$32.1	$31.4	$61.7	$58.5

Other comprehensive income (loss), net of tax:

Currency translation adjustment	1.8	(8.9)	11.6	0.9

Unrealized gain (loss) on marketable securities	23.2	(24.1)	29.6	(32.3)

Pension plans	1.8	1.5	3.5	2.9

OPEB plan	4.4	(0.2)	4.2	(0.5)

Total other comprehensive income (loss)	31.2	(31.7)	48.9	(29.0)

Comprehensive income (loss)	63.3	(0.3)	110.6	29.5

Comprehensive income attributable to noncontrolling interest	1.0	0.3	2.6	2.3

Comprehensive income (loss) attributable to TIMET stockholders	$62.3	$(0.6)	$108.0	$27.2

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six months ended June 30,
	2011	2012
	(Unaudited)
Cash flows from operating activities:
Net income	$61.7	$58.5
Depreciation and amortization	24.6	26.9
Gain on settlement	(10.6)	—
Deferred income taxes	3.3	2.4
Other, net	(1.0)	0.8
Change in assets and liabilities:
Receivables	(42.9)	(28.6)
Inventories	(76.5)	(116.8)
Accounts payable and accrued liabilities	24.8	(5.4)
Income taxes	5.6	(5.5)
Other, net	(14.7)	(10.1)

Net cash used in operating activities	(25.7)	(77.8)

Cash flows from investing activities:
Capital expenditures	(17.3)	(27.7)
Marketable securities:
Purchases of affiliate securities	(10.4)	—
Purchases of mutual funds and other	(206.7)	(15.8)
Proceeds from sale of mutual funds and other	123.2	0.1
Notes receivable from affiliates:
Loans	(49.4)	(34.2)
Collections of principal payments	54.0	48.2
Other, net	(2.0)	5.7

Net cash used in investing activities	(108.6)	(23.7)

Cash flows from financing activities:
Indebtedness:
Borrowings	—	164.2
Repayments	—	(72.3)
Treasury stock purchases	(41.2)	(1.4)
Dividends paid:
Common stock	(13.6)	(26.3)
Noncontrolling interest in subsidiary	(3.4)	—

Net cash (used in) provided by financing activities	(58.2)	64.2

Effect of exchange rate changes on cash	2.7	1.7

Net cash used during period	(189.8)	(35.6)
Cash and cash equivalents at beginning of period	283.4	47.3

Cash and cash equivalents at end of period	$93.6	$11.7

Supplemental disclosures of cash paid for income taxes	$22.1	$31.8

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

(In millions)

	TIMET stockholder’s equity
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Non-controlling interest	Total
Balance at December 31, 2011	$1.8	$428.0	$885.7	$(97.2)	$—	$13.1	$1,231.4
Net income	—	—	55.8	—	—	2.7	58.5
Other comprehensive income	—	—	—	(28.6)	—	(0.4)	(29.0)
Treasury stock purchases	—	—	—	—	(1.4)	—	(1.4)
Treasury stock retirement	(0.1)	(1.3)	—	—	1.4	—	—
Dividends declared:
Common stock	—	—	(26.3)	—	—	—	(26.3)

Balance at June 30, 2012	$1.7	$426.7	$915.2	$(125.8)	$—	$15.4	$1,233.2

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

Note 1 – Basis of presentation and organization

Basis of presentation. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011 that we filed with the Securities and Exchange Commission (“SEC”) on February 29, 2012 (“2011 Annual Report”). They include the accounts of Titanium Metals Corporation and its majority owned subsidiaries (collectively referred to as “TIMET”). Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to TIMET and its subsidiaries, taken as a whole. All material intercompany transactions and balances with consolidated subsidiaries have been eliminated. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed or omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2011) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended June 30, 2012 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2011 Consolidated Financial Statements contained in our 2011 Annual Report. Our first three fiscal quarters reported are the approximate 13-week periods ending on the Saturday generally nearest to March 31, June 30 and September 30. Our fourth fiscal quarter and fiscal year always end on December 31. For presentation purposes, our financial statements and the accompanying notes have been presented as ended on March 31, June 30, September 30 and December 31, as applicable.

Organization. At June 30, 2012, Contran Corporation and its subsidiaries held 29.5% of our outstanding common stock. Substantially all of Contran’s outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. At June 30, 2012, Mr. Simmons and his spouse owned an aggregate of 15.7% of our common stock, and the Combined Master Retirement Trust (“CMRT”), a trust sponsored by Contran to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Contran and certain related companies, held an additional 8.8% of our common stock. Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT. Consequently, Mr. Simmons may be deemed to control each of Contran and us.

Note 2 – Fair value of financial instruments

Carrying amounts of certain of our financial instruments including, among others, cash and cash equivalents and accounts receivable, approximate fair value because of their short maturities. We carry our investments in marketable equity securities at fair value based upon quoted market prices, and the carrying values of our notes receivable from affiliates approximate fair value because the applicable interest rates are variable based upon stated market indices. The carrying value of our indebtedness approximates fair value because the applicable interest rates are variable based upon stated market indices, which represent Level 2 inputs within the fair value hierarchy.

Note 3 – Notes receivable from affiliates

From time to time, companies related to Contran will have loans and advances outstanding between them and various related parties pursuant to term and demand notes. These loans and advances are generally entered into for specific transactions or cash management purposes.

The following table summarizes the aggregate outstanding principal balances on our notes receivable from affiliates as of December 31, 2011 and June 30, 2012:

	December 31, 2011	June 30, 2012
	(In millions)
Notes receivable from affiliates:
CompX	$22.2	$21.0
Contran unsecured revolving demand promissory note	24.6	11.8
Other	1.4	1.4

Total notes receivable from affiliates	$48.2	$34.2
Less current portion of notes receivable from affiliates	27.0	14.2

Noncurrent notes receivable from affiliates	$21.2	$20.0

Following the establishment of our U.S. credit facility in February 2012, the terms of the Contran unsecured revolving demand promissory note were amended to increase the interest rate on outstanding borrowings on or after March 1, 2012 to prime plus 2.75%, which exceeds the prevailing interest rate under our U.S. credit facility.

Note 4 – Inventories

	December 31, 2011	June 30, 2012
	(In millions)
Raw materials	$187.9	$241.1
Work-in-process	315.4	344.6
Finished products	116.1	142.8
Inventory consigned to customers	31.2	35.8
Supplies	26.9	29.4

Total inventories Total inventories	$677.5	$793.7

Note 5 – Marketable securities

Our marketable securities include investments in the publicly traded shares of related parties, including NL Industries, Inc., Kronos Worldwide, Inc. and Valhi, Inc., each a majority owned subsidiary of Contran, and certain mutual funds. All of our marketable securities are classified as available-for-sale, which are carried at fair value using quoted market prices in active markets for each marketable security, representing inputs from the highest level (level 1) within the fair value hierarchy. Because we have classified all of our marketable securities as available-for-sale, any unrealized gains or losses on the securities are recognized through other comprehensive income.

The following table summarizes the market value of our marketable securities as of December 31, 2011 and June 30, 2012:

Marketable security	Fair value measurement level	Market value	Cost basis	Unrealized gain (loss)
		(In millions)
As of December 31, 2011:
Noncurrent assets:
Valhi	1	$128.4	$64.3	$64.1
NL	1	2.9	2.5	0.4
Kronos	1	6.7	6.4	0.3

Total noncurrent marketable securities		$138.0	$73.2	$64.8

As of June 30, 2012:
Current assets:
Mutual funds	1	$15.7	$15.6	$0.1

Noncurrent assets:
Valhi	1	$79.5	$64.3	$15.2
NL	1	2.8	2.5	0.3
Kronos	1	5.9	6.4	(0.5)

Total noncurrent marketable securities		$88.2	$73.2	$15.0

At June 30, 2012, we owned 6.4 million shares of Valhi common stock, which represents approximately 1.9% of Valhi’s outstanding shares. Such shares of Valhi common stock reflects a 3-for-1 split which Valhi implemented in May 2012. Valhi’s stock split had no impact on our financial statements or our ownership interest. Additionally, we held approximately 0.5% of NL’s outstanding common stock and 0.3% of Kronos’ outstanding common stock at June 30, 2012.

From time to time during 2011 and 2012, we also held investments in various mutual funds which had a primary investment objective of holding corporate and government debt securities from U.S. and other markets. These funds have daily liquidity and were held for the temporary investment of cash available for our operations in order to generate a higher return than would be available if such funds were invested in an asset qualifying for classification as a cash equivalent, and accordingly, we have classified our investments in these mutual funds as a current asset.

Because we have classified all of our investments in marketable securities as available-for-sale, any unrealized gains or losses are recognized through other comprehensive income. With respect to our investment in Kronos, our cost basis exceeded its market value for a period of approximately one month at June 30, 2012. Based on Kronos’ closing market price as of August 1, 2012, the aggregate market value exceeded our cost basis, and therefore, such decline in market price was temporary at June 30, 2012.

Note 6 – Property and equipment

	December 31, 2011	June 30, 2012
	(In millions)
Land and improvements	$15.2	$15.3
Buildings and improvements	70.5	77.8
Computer equipment and software	70.8	70.9
Manufacturing equipment and other	594.9	611.2
Construction in progress	48.4	49.4

Total property and equipment	799.8	824.6
Less accumulated depreciation	414.0	437.3

Total property and equipment, net	$385.8	$387.3

Note 7 – Other noncurrent assets

	December 31, 2011	June 30, 2012
	(In millions)
Prepaid conversion services	$37.2	$35.9
Other	57.5	64.9

Total other noncurrent assets	$94.7	$100.8

Note 8 – Accrued and other current liabilities

	December 31, 2011	June 30, 2012
	(In millions)
Employee related\	$42.2	$30.7
Customer advances	16.4	18.7
Deferred revenue	15.0	14.3
Other	14.8	16.1

Total accrued and other current liabilities	$88.4	$79.8

Note 9 – Long-term debt

	December 31, 2011	June 30, 2012
	(In millions)
U.S. credit facility	$—	$91.9
Other	2.5	2.5

Total debt	$2.5	$94.4
Less current maturities	—	0.5

Total long-term debt	$2.5	$93.9

Credit facilities—As of June 30, 2012, we had outstanding borrowings of $91.9 million under our U.S. credit facility. The average annualized interest rate on our U.S. credit facility was 3.2% as of June 30, 2012 and 3.5% for the six-month period ended June 30, 2012.

In June 2012, we replaced our credit facility in the U.K. with a £22.5 million credit facility that matures on March 31, 2015. Interest on outstanding borrowings generally accrues at a rate of LIBOR plus 1.6%, and all other terms are substantially similar to our previous U.K. credit facility. There were no outstanding borrowings under the U.K. credit facility at June 30, 2012 and our previous U.K., facility at December 31, 2011.

Restrictions and other – Our credit facilities contain certain restrictive covenants customary in lending transactions of this type. In some cases, we are required to maintain certain financial ratios, such as a fixed charge coverage ratio. We are in compliance with all of our debt covenants at June 30, 2012. We believe we will be able to comply with the financial covenants contained in each of our credit facilities until maturity of such facilities; however, if future operating results differ materially from our expectations, we may be unable to maintain compliance.

Note 10 – Employee benefits

Defined benefit pension plans. The components of the net periodic pension expense are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(In millions)
Service cost	$0.7	$0.1	$1.5	$0.3
Interest cost	4.3	3.9	8.5	7.8
Expected return on plan assets	(4.6)	(4.5)	(9.1)	(9.1)
Amortization of net losses	2.6	2.1	5.0	4.1
Amortization of prior service costs	0.1	0.1	0.2	0.2

Total pension expense	$3.1	$1.7	$6.1	$3.3

Postretirement benefits other than pensions (“ OPEB”). The components of net periodic OPEB expense are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(In millions)
Service cost	$0.3	$0.1	$0.5	$0.1
Interest cost	0.2	0.1	0.5	0.2
Amortization of net gains	(0.3)	(0.1)	(0.4)	(0.2)
Amortization of prior service credit	(0.2)	(0.3)	(0.4)	(0.6)
Recognition of prior service credit due to benefit curtailment	(2.1)	—	(2.1)	—

Total OPEB income	$(2.1)	$(0.2)	$(1.9)	$(0.5)

In the second quarter of 2011, we amended the benefit formula and the service requirements for certain of our U.S. employees as part of the ratification of a new collective bargaining agreement. Such amendment resulted in the immediate recognition of $2.1 million of previously unrecognized prior service credit due to the benefit curtailment which resulted in a curtailment gain included as a reduction to cost of sales.

Note 11 – Other income and expense

In August 2009, we filed a claim in the bankruptcy proceedings of Tronox Incorporated, which operates a manufacturing site adjacent to our Henderson, Nevada plant site. In our claim, we asserted that Tronox’s operations at its manufacturing site contribute to the groundwater contamination at our site discussed in Note 13, and that Tronox should therefore be responsible for reimbursing us for a portion of the cost of our remediation activities. In February 2011, Tronox emerged from bankruptcy upon the effectiveness of their plan of reorganization. As part of the Tronox plan of reorganization, in February 2011 we received (i) 49,963 shares of common stock of the reorganized Tronox and (ii) an additional 46,617 shares of such common stock that we purchased for an aggregate of $1.3 million in cash pursuant to the exercise of our right to participate in a Tronox common stock rights offering, in both cases in satisfaction of our claim. The aggregate fair value of the consideration we received in February 2011 upon Tronox’s emergence from bankruptcy, using the over-the-counter quoted market price of such common stock on the date Tronox’s plan of reorganization became effective (a level 2 input in the fair value hierarchy), in excess of our cost basis was $10.6 million ($0.04 per diluted share, net of income taxes) and is included in other operating income. Subsequently, in March 2011 we sold all of our shares of Tronox common stock in an over-the-counter market transaction and realized a gain of $1.3 million which is included in other non-operating expense.

In the second quarter of 2012, we received two payments on an insurance claim related to certain damaged property, resulting in other non-operating income of $1.6 million ($0.01 per diluted share, net of income taxes). We expect additional insurance recoveries during 2012 upon final resolution of our claim.

Note 12 – Income taxes

	Six months ended June 30,
	2011	2012
	(In millions)
Expected income tax expense, at 35%	$32.4	$30.5
Non-U.S. tax rates	(0.8)	(1.8)
U.S. state income taxes, net	1.2	1.4
Domestic manufacturing credit	(2.1)	(1.9)
Other, net	0.3	0.4

Total income tax expense	$31.0	$28.6

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

We had $2.2 million accrued at June 30, 2012 for remediation activities anticipated at our Henderson plant site, including amounts accrued at the lower end of the range of estimated costs for the groundwater remedial action plan selected by the NDEP in its record of decision and for additional soil remediation. We will continue evaluating alternative methods and timing for all of our remediation activities, and if necessary, we may revise our estimated costs in the future. We estimate the upper end of the range of reasonably possible costs related to all of our environmental matters, in excess of our existing accrual, to be approximately $2.4 million. We expect these estimated costs to be incurred over a remediation period of at least five years.

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

In November 2011, a purported shareholder derivative lawsuit was filed in Delaware Chancery court by one of our stockholders (Louisiana Municipal Police Retirement System v. Harold C. Simmons, et al. (Delaware Chancery Court C.A. No. 7059-CS) (“LAMPERS”)) and names each of the current members of our Board of Directors as defendants and us as a nominal defendant. The lawsuit alleges Mr. Simmons, who is deemed to be a controlling shareholder, caused us to enter into related party transactions with affiliated companies for which Mr. Simmons is also deemed to control that are unfair to us. The lawsuit alleges each of the directors breached their fiduciary duties to us and the minority stockholders. The plaintiff seeks unspecified damages, costs and attorneys fees. The defendants have filed a motion to dismiss the lawsuit for plaintiff’s failure to make demand upon our directors to consider the merits of plaintiff’s claim. The plaintiff filed an amended complaint in the lawsuit, and the defendants refiled their motion to dismiss.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(In millions, except product shipment data)
Titanium melted and mill products:
Melted product net sales	$37.0	$33.1	$71.1	$67.0
Mill product net sales	215.9	226.5	419.5	445.4
Other titanium product sales	19.1	22.1	33.5	46.1

Total net sales	$272.0	$281.7	$524.1	$558.5

Melted product shipments:
Volume (metric tons)	1,790	1,470	3,285	2,945
Average selling price (per kilogram)	$20.65	$22.55	$21.65	$22.75
Mill product shipments:
Volume (metric tons)	4,220	4,110	8,130	8,105
Average selling price (per kilogram)	$51.15	$55.10	$51.60	$54.95

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

EXECUTIVE SUMMARY

General overview.  We are a vertically integrated producer of titanium sponge, melted products and a variety of mill products for commercial aerospace, military, industrial and other applications. We are one of the world’s leading producers of titanium melted products (ingot, electrode and slab) and mill products (billet, bar, plate, sheet and strip). We are the only producer with major titanium production facilities in both the United States and Europe, the world’s principal markets for titanium. The titanium metals industry is highly competitive on a worldwide basis. We compete primarily on the basis of price, quality of products, technical support and the availability of products to meet customers’ delivery schedules.

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

The following factors have the most impact on our reported operating results and also represent our key performance indicators:

—	Melted and mill product sales volume and price

—	Raw materials and other manufacturing costs

Financial overview.  We reported net income attributable to TIMET stockholders of $30.2 million, or $0.17 per diluted share, in the second quarter of 2012 as compared to net income attributable to TIMET stockholders of $31.5 million, or $0.18 per diluted share, in the second quarter of 2011. We reported net income attributable to TIMET stockholders of $55.8 million, or $0.32 per diluted share, in the first half of 2012 as compared to net income attributable to TIMET stockholders of $60.4 million, or $0.34 per diluted share, in the first half of 2011. Our net income for the both 2012 periods is lower principally due to lower operating income resulting from the net effects of higher average selling prices and lower sales volumes of industrial-grade products in 2012. Additionally, operating income for the first half of 2011 was favorably impacted by a first quarter $10.6 million ($0.04 per diluted share, net of income taxes) gain on settlement of a claim to recover certain groundwater remediation costs attributable to a third-party manufacturing facility adjacent to our Henderson facility.

RESULTS OF OPERATIONS

Quarter ended June 30, 2012 compared to quarter ended June 30, 2011

Summarized financial information.    The following table summarizes certain information regarding our results of operations for the three months ended June 30, 2011 and 2012. Our reported average selling prices reflect actual selling prices after the effects of currency exchange rates, customer and product mix and other related factors throughout the periods presented.

	Three months ended June 30,
	2011	% of total net sales	2012	% of total net sales
	(In millions, except product shipment data)
Net sales:
Melted products	$37.0	14%	$33.1	12%
Mill products	215.9	79%	226.5	80%
Other titanium products	19.1	7%	22.1	8%

Total net sales	272.0	100%	281.7	100%

Cost of sales	209.1	77%	220.7	78%

Gross margin	62.9	23%	61.0	22%

Selling, general, administrative and development expense	16.8	6%	17.7	6%
Other income, net	0.4	-	0.4	-

Operating income	$46.5	17%	$43.7	16%

Melted product shipments:
Volume (metric tons)	1,790		1,470
Average selling price (per kilogram)	$20.65		$22.55

Mill product shipments:
Volume (metric tons)	4,220		4,110
Average selling price (per kilogram)	$51.15		$55.10

Net sales.  Our net sales were $281.7 million for the second quarter of 2012 compared to net sales of $272.0 million for the second quarter of 2011. The increase in net sales was principally the result of increased average selling prices, partially offset by reduced volumes. Average selling prices increased 9% for melted products and 8% for mill products driven by annual adjustments under certain of our long-term agreements and a higher mix of aerospace products during the 2012 period. Reduced volumes of industrial product sales, which generally have project-oriented demand and sell at lower prices than more complex aerospace-grade products, contributed to increased average selling prices and decreased volumes for our mill products during the second quarter of 2012. A continuation of strong demand for our mill products within the commercial aerospace sector largely offset the effects of reduced sales volume of our industrial-grade mill products.

Cost of sales and gross margin.  For the second quarter of 2012, our cost of sales was $220.7 million compared to $209.1 million for the second quarter of 2011. Cost of sales for the quarter ended June 30, 2012 increased primarily due to higher manufacturing costs associated with a higher proportion of more complex products. During the second quarter of 2011, we amended our retiree medical benefit plan for certain U.S. employees, which resulted in a curtailment gain of $2.1 million included as a reduction to cost of sales. See Note 11 to our Condensed Consolidated Financial Statements.

For the second quarter of 2012, our gross margin was $61.0 million compared to $62.9 million for the second quarter of 2011. Excluding the curtailment gain, the positive impacts of a favorable change in product mix substantially offset the impact of lower sales volumes in the current period.

Operating income.  Operating income for the second quarter of 2012 was $43.7 million compared to $46.5 million for the same period of 2011, consistent with the decline in gross margin discussed above.

Income taxes.  Our effective income tax rate was 33% for the second quarter of 2012 and 2011. We operate in multiple tax jurisdictions, and as a result, the geographic mix of our pre-tax income or loss can impact our overall effective tax rate. Our effective rates in the second quarter of 2011 and 2012 were lower than the U.S. statutory rate primarily due to the effects of (i) the positive impact of earnings being generated in lower tax rate jurisdictions and (ii) the positive impact of the domestic production activities deduction.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Summarized financial information.    The following table summarizes certain information regarding our results of operations for the six months ended June 30, 2011 and 2012. Our reported average selling prices reflect actual selling prices after the effects of currency exchange rates, customer and product mix and other related factors throughout the periods presented.

	Six months ended June 30,
	2011	% of total net sales	2012	% of total net sales
	(In millions, except product shipment data)
Net sales:
Melted products	$71.1	14%	$67.0	12%
Mill products	419.5	80%	445.4	80%
Other titanium products	33.5	6%	46.1	8%

Total net sales	524.1	100%	558.5	100%

Cost of sales	412.9	79%	439.1	79%

Gross margin	111.2	21%	119.4	21%

Selling, general, administrative and development expense	31.6	6%	34.9	6%
Other income, net	12.0	2%	1.3	-

Operating income	$91.6	17%	$85.8	15%

Melted product shipments:
Volume (metric tons)	3,285		2,945
Average selling price (per kilogram)	$21.65		$22.75

Mill product shipments:
Volume (metric tons)	8,130		8,105
Average selling price (per kilogram)	$51.60		$54.95

Net sales.  Our net sales were $558.5 million for the first half of 2012 compared to net sales of $524.1 million for the first half of 2011. The increase in net sales was principally the result of increased average selling prices for melted and mill products, partially offset by reduced melted product volumes during the first half of 2012. Average selling prices increased 5% for melted products and 6% for mill products principally driven by annual adjustments under certain of our long-term agreements. Additionally, reduced volumes of industrial product sales, which generally have project-oriented demand and sell at lower prices than more complex aerospace-grade products, contributed to increased average selling prices and decreased volumes for our mill products during the first half of 2012. A continuation of strong demand for our mill products within the commercial aerospace sector largely offset the effects of reduced sales volume of our industrial-grade mill products.

Cost of sales and gross margin.  For the first half of 2012, our cost of sales was $439.1 million compared to $412.9 million for the first half of 2011. Cost of sales for the six months ended June 30, 2012 increased primarily due to higher manufacturing costs associated with a higher proportion of more complex products. In addition, cost of sales in the first half of 2011 includes the favorable impact of the $2.1 million curtailment gain discussed above.

For the first half of 2012, our gross margin was $119.4 million compared to $111.2 million for the first half of 2011, reflecting the positive impacts of a favorable change in product mix, partially offset by the impact of lower sales volumes in the current period.

Operating income.    Operating income for the first half of 2012 was $85.8 million compared to $91.6 million for the same period of 2011, reflecting the net effect of the higher gross margin during the 2012 period and lower other operating income due to a first quarter 2011 $10.6 million gain on settlement of a claim to recover certain groundwater remediation costs attributable to a third-party facility adjoining one of our plant sites.

Income taxes.  Our effective income tax rate was 33% for the first half of 2012 and 2011. We operate in multiple tax jurisdictions, and as a result, the geographic mix of our pre-tax income or loss can impact our overall effective tax rate. Our effective rates in the first half of 2012 and 2011 were lower than the U.S. statutory rate primarily due to the effects of (i) the positive impact of earnings being generated in lower tax rate jurisdictions and (ii) the positive impact of the domestic production activities deduction.

European operations

We have substantial operations located in the United Kingdom, France and Italy. Approximately 43% of our sales originated in Europe for the six months ended June 30, 2012, a portion of which were denominated in foreign currency, principally the British pound sterling or the euro. Certain raw material costs, principally purchases of titanium sponge and alloys for our European operations, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of our European subsidiaries are those of their respective countries. Our European operations may incur borrowings denominated in U.S. dollars or in their respective functional currencies. Our export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations. We do not use currency contracts to hedge our currency exposures.

The translated U.S. dollar value of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. By applying the exchange rates prevailing during the prior year period to our local currency results of operations for the current year period, the translation impact of currency rate fluctuations can be estimated. The U.S. dollar strengthened against the British pound and euro in the three and six months ended June 30, 2012 as compared to the corresponding periods in 2011. These fluctuations in foreign currency exchange rates had the following effects on our sales and operating income:

	Three months ended June 30, 2012 vs. 2011	Six months ended June 30, 2012 vs. 2011
	(In millions)

Decrease in:
Net sales	$(7.5)	$(10.1)
Operating income	(1.2)	(1.7)

Outlook

Product deliveries for the first half of 2012 reflect continued strong sales to the commercial aerospace supply chain in support of the industry’s estimated timelines for fleet replacement and commercial aircraft production. Reduced sales of industrial-use titanium mill and melted products contributed to overall volumes being lower than the first half of 2011. Average selling prices for the first half of 2012 were up 6% and 5% for mill and melted products, respectively, due to the relative mix of aerospace versus industrial sales and cost-based index pricing under certain long-term agreements.

The continued development and production of next generation aircraft, combined with the resurgence in orders for recently reintroduced legacy models with new, fuel-efficient engines and a strong original equipment manufacturer order backlog, are indicators that our industry has entered the sustained growth period forecasted by various industry experts. If the industry’s estimated timelines for fleet replacement and commercial aircraft production are met, we anticipate production rates throughout the commercial aerospace supply chain will continue to be strong during the next year and accelerate over the next several years. Projected aircraft deliveries over a longer time horizon are also expected to remain strong as fuel efficiency and expansion of the global fleet in developing areas, such as Asia, the Middle East and South America, are expected to support future demand. Based on current industry dynamics and subject to temporary fluctuations resulting from adjustments of inventory levels within the supply chain, we expect continued strong commercial aerospace mill product deliveries for the remainder of the year and foreseeable future and believe that our manufacturing flexibility and efficiencies will allow us to largely mitigate the impact of increasing titanium feedstock costs for the rest of 2012. Demand growth in industrial markets may continue to be affected by generally weak global economic conditions, but we believe our customer supply agreements, which secure major positions on the engines and structures for key growth platforms, will bolster our core aerospace business for the foreseeable future.

We continue to enhance our ability to meet our current and prospective customers’ needs and strengthen our position as a trusted supplier in markets where technical ability and precision are critical. We have been successful over the past several years in establishing significant manufacturing and raw material flexibility and cost efficiencies throughout our manufacturing processes, and together with the benefit of our customer long-term agreements, we believe these core strengths will serve us well in the current environment of strong demand. Our fiscal discipline and industry expertise have allowed us to manage our production rates and costs effectively while investing capital conservatively and maintaining a strong balance sheet. We believe our financial strength and operating flexibility position us to take advantage of opportunities to strengthen and expand our presence in key markets.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated cash flows for the six months ended June 30, 2011 and 2012 are presented below. The following should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

	Six months ended June 30,
	2011	2012
	(In millions)
Cash provided by (used in):
Operating activities	$ (25.7)	$ (77.8)
Investing activities	(108.6)	(23.7)
Financing activities	(58.2)	64.2

Net cash used in operating, investing and financing activities	$ (192.5)	$ (37.3)

Operating activities.  Cash flow from operations is a primary source of our liquidity. Changes in pricing, production volume and customer demand, among other things, could significantly affect our liquidity. Trends in cash flows from operating activities, excluding changes in assets and liabilities, have generally been similar to the trends in operating income. Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Changes in assets and liabilities tend to even out over time. However, period to period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities. Our cash from operating activities decreased $52.1 million, from $25.7 million used during the first six months of 2011 to $77.8 million used in the first six months of 2012 primarily due to the net effects of the following factors:

•

increased operating income in 2012 of $4.8 million (excluding the impact of the $10.6 million non-cash settlement received from Tronox during the first quarter of 2011 discussed in Note 12 to our Condensed Consolidated Financial Statements);

•

net cash used from the relative changes in our receivables, inventories, payables and accruals and other operating assets and liabilities increased by $56.2 million in 2012 resulting primarily from increased inventories to support higher production levels and decreases to payables and accrued liabilities associated with the timing of payments; and

•	higher cash paid for income taxes in 2012 of $9.7 million due to higher taxable earnings.

Relative changes in working capital can have significant effects on cash flows from operating activities. As shown below, our average days sales outstanding (“DSO”) increased from December 31, 2011 to June 30, 2012. The increase in our DSO was the result of an increase in receivables relating to strong sales in the first half of 2012 and the timing of collection of those receivables.

As shown below, our average number of days sales in inventory (“DSI”) increased from December 31, 2011 to June 30, 2012. The overall increase in average DSI was primarily the result of the high production volumes, rising cost of raw materials and higher inventory levels. Based on our sales order backlog, outlook for inventory requirements and strategic stocking of certain raw materials, we expect to deploy additional working capital to maintain appropriate inventory levels in response to improving customer demand trends. As a result, we expect that our cash flows from operating activities will continue to consume cash for the remainder of 2012 with funding provided by cash on hand, short-term investments and borrowing availability under our existing credit facilities.

For comparative purposes, we have also provided average DSO and DSI for the comparative prior year periods in the table below:

	December 31, 2010	June 30, 2011	December 31, 2011	June 30, 2012

DSO	52 days	56 days	55 days	60 days

DSI	243 days	228 days	294 days	315 days

Investing activities. Cash flows used in our investing activities decreased from $108.6 million in the first six months of 2011 to $23.7 million in the first six months of 2012 primarily due to the net effects of the following factors:

•	Capital expenditures of $17.3 million during the first six months of 2011 and $27.7 million in the same period of 2012;

•	Purchases of marketable securities of affiliates of $10.4 million in the first half of 2011 and none in the same period of 2012;

•	Net purchases of mutual funds and other marketable securities of $83.5 million in the first half of 2011 and $15.7 million in the same period of 2012; and

•

Investing activity on various notes receivables from affiliates (discussed in Note 3 to our Consolidated Financial Statements), including net repayments of $4.6 million during the first half of 2011 and $14.0 million in the same period of 2012.

Financing activities. We had the following significant items included in our cash flows from financing activities:

•	Net borrowings from indebtedness of $91.9 million in the first half of 2012 and none in the same period of 2011;

•	Dividends paid on our common stock of $13.6 million in the first half of 2011 and $26.3 in the first half of 2012;

•	Dividends paid to the noncontrolling interest in subsidiary of $3.4 million in the first half of 2011 and none in the same period of 2012; and

•	Treasury stock purchases of $41.2 million in the first half of 2011 and $1.4 million in the first half of 2012.

We expect to borrow additional amounts under our revolving credit facilities during the remainder of 2012, in part to finance the expected net use of cash from operating activities as discussed above and capital spending as discussed below.

Debt Obligations.  At June 30, 2012, there was approximately $91.9 million outstanding under our $200 million U.S. revolving credit facility that matures in February 2017.

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

At June 30, 2012, we had aggregate cash and cash equivalents and current marketable securities of $27.4 million, and we had borrowing availability under our existing credit facilities of $129.2 million, including $80.1 million under our U.S. revolving credit facility. We are in compliance with all of our debt covenants at June 30, 2012. Although our U.S. revolving credit facility has a remaining capacity of $105.1 million at June 30, 2012, only $80.1 million was available to borrow due to debt covenant restrictions. We currently expect the full capacity to be available on the U.S. revolving credit facility at the end of September 2012. We could borrow all available amounts under each of our European credit facilities without violating our existing debt covenants. Our non-U.S. subsidiaries held $10.7 million of our aggregate cash and cash equivalents and all of our current marketable securities at June 30, 2012. Based upon our expectations of our operating performance, the anticipated demands on our cash resources, borrowing availability under our U.S. and European credit facilities and anticipated borrowing capacity after the maturity of these credit facilities, we expect to have sufficient liquidity to meet our obligations for the short-term (defined as the next twelve-month period) and our long-term obligations.

Capital expenditures.  We currently estimate we will invest a total of approximately $90 million to $100 million for capital expenditures during 2012. Our planned capital expenditures include projects to drive increased operating efficiency, properly maintain equipment and expand the productive capacity at our melting facilities, including a project we have commissioned at our facility in Morgantown, Pennsylvania, currently expected to be completed in 2013. As part of our expansion plans, we are implementing plasma melting technology to enhance our capabilities to meet the growing demand for complex, high-temperature alloys utilized more extensively in new generation aircraft engines. Capital spending for 2012 is expected to be funded by existing cash resources and available credit facilities.

We continue to evaluate additional opportunities to improve or augment productive assets including capital projects, acquisitions or other investments which, if consummated, any required funding would be provided by existing cash resources or borrowings under our U.S. and European credit facilities.

Contractual commitments.  Except as noted above, there have been no other material changes to our contractual commitments discussed in our 2011 Annual Report.

Off-balance sheet arrangements.  There have been no material changes to our off-balance sheet arrangements discussed in our 2011 Annual Report.

Recent accounting pronouncements.  There have been no recent accounting pronouncements requiring disclosure.

Critical accounting policies. For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our 2011 Annual Report. There have been no changes in our critical accounting policies during the first six months of 2012.

Affiliate transactions. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (i) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties, and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. We continuously consider, review and evaluate such transactions, and understand that Contran and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that we might be a party to one or more such transactions in the future. See Notes 3 and 5 to our Condensed Consolidated Financial Statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including foreign currency exchange rates, commodity prices and security prices. There have been no material changes in these market risks since we filed our 2011 Annual Report, and we refer you to the report for a complete description of these risks.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Bobby D. O’Brien, our Chief Executive Officer, and James W. Brown, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2012. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

Changes in internal control over financial reporting.  There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Refer to our 2011 Annual Report and Note 13 to our Condensed Consolidated Financial Statements for descriptions of certain previously reported legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes in the first six months of 2012 with respect to our risk factors presented in Item 1A in our 2011 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Prior to 2011, our board of directors authorized the repurchase of up to $100 million of our common stock in open market transactions or in privately negotiated transactions. In July 2011, our board of directors authorized the repurchase of up to an additional $100 million of our common stock in open market transactions or in privately negotiated transactions. Prior to 2012, we purchased 9.2 million shares of our common stock in open market transactions for an aggregate purchase price of $135.7 million. During the first six months of 2012, we purchased 0.1 million shares of our common stock in open market transactions for an aggregate purchase price of $1.4 million. All shares acquired under this authorization have been cancelled. The following table discloses certain information regarding the shares of our common stock we purchased during the second quarter of 2012 (we made no purchases during April or May of 2012).

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum dollar value that may yet be purchased under a publicly announced plan
				(In millions)
June 1, 2012 to June 30, 2012	125,000	$11.18	125,000	$62.9

Item 6.	EXHIBITS

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Portions of the exhibit have been omitted pursuant to a request for confidential treatment

Note:	We have retained a signed original of any exhibit listed above that contains signatures, and we will provide any such exhibit to the SEC or its staff upon request. Such request should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITANIUM METALS CORPORATION

Date: August 8, 2012	By	/s/ JAMES W. BROWN
James W. Brown
Vice President and Chief Financial Officer
Principal Financial Officer

Date: August 8, 2012	By	/s/ SCOTT E. SULLIVAN
Scott E. Sullivan
Vice President and Controller Principal Accounting Officer