Form 10-Q
period 2012-11-09
TITANIUM METALS CORP
filed 2012-11-09
CIK 1011657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of shares of common stock outstanding on November 2, 2012: 175,061,774

TITANIUM METALS CORPORATION

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,	September 30,
ASSETS	2011	2012
		(Unaudited)

Current assets:
Cash and cash equivalents	$47.3	$10.7
Marketable securities	-	9.9
Accounts and other receivables	156.1	165.6
Notes receivable from affiliates	27.0	2.4
Inventories	677.5	844.8
Refundable income taxes	0.8	3.3
Deferred income taxes	40.8	41.3
Other	10.0	8.4

Total current assets	959.5	1,086.4

Marketable securities	138.0	85.8
Notes receivable from affiliates	21.2	19.5
Property and equipment, net	385.8	402.4
Deferred income taxes	22.8	16.2
Other	94.7	102.8

Total assets	$1,622.0	$1,713.1

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In millions)

	December 31,	September 30,
LIABILITIES AND EQUITY	2011	2012
		(Unaudited)

Current liabilities:
Accounts payable	$84.9	$81.9
Accrued and other current liabilities	88.4	91.7
Income taxes payable	9.3	6.4
Current maturities of long-term debt	-	0.5

Total current liabilities	182.6	180.5

Long-term debt	2.5	104.8
Accrued OPEB cost	10.8	10.6
Accrued pension cost	110.0	101.5
Deferred income taxes	75.2	55.8
Other	9.5	10.8

Total liabilities	390.6	464.0

Equity:
TIMET stockholders’ equity:
Common stock	1.8	1.7
Additional paid-in capital	428.0	426.7
Retained earnings	885.7	920.7
Accumulated other comprehensive loss	(97.2)	(116.7)

Total TIMET stockholders’ equity	1,218.3	1,232.4

Noncontrolling interest in subsidiary	13.1	16.7

Total equity	1,231.4	1,249.1

Total liabilities and equity	$1,622.0	$1,713.1

Commitments and contingencies (Note 13)

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (In millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(Unaudited)

Net sales	$262.5	$257.7	$786.6	$816.2
Cost of sales	207.4	207.4	620.4	646.5

Gross margin	55.1	50.3	166.2	169.7

Selling, general, administrative and development expense	17.1	17.7	48.6	52.6
Other income, net	0.5	0.1	12.5	1.4

Operating income	38.5	32.7	130.1	118.5

Other non-operating income (expense), net	3.5	(1.0)	4.5	0.2

Income before income taxes	42.0	31.7	134.6	118.7

Provision for income taxes	16.1	12.3	47.1	40.9

Net income	25.9	19.4	87.5	77.8

Noncontrolling interest in net income of subsidiary	0.9	0.8	2.1	3.5

Net income attributable to TIMET stockholders	$25.0	$18.6	$85.4	$74.3

Basic and diluted earnings per shareattributable toTIMETstockholders	$0.14	$0.11	$0.48	$0.42

Weighted average shares outstanding:
Basic	176.9	175.1	179.0	175.1
Diluted	176.9	175.1	179.1	175.1

Cash dividends per common share	$0.075	$0.075	$0.15	$0.225

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(Unaudited)

Net income	$25.9	$19.4	$87.5	$77.8

Other comprehensive (loss) income, net of tax:

Currency translation adjustment	(13.4)	10.0	(1.7)	10.9

Unrealized (loss) gain on marketable securities	(0.1)	(1.6)	29.5	(33.9)

Pension plans	1.8	1.5	5.3	4.4

OPEB plan	(0.3)	(0.3)	3.9	(0.8)

Total other comprehensive (loss) income	(12.0)	9.6	37.0	(19.4)

Comprehensive income	13.9	29.0	124.5	58.4

Comprehensive (loss) income attributable to noncontrolling interest	(0.3)	1.2	2.3	3.6

Comprehensive income attributable to TIMET stockholders	$14.2	$27.8	$122.2	$54.8

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine months ended September 30,
	2011	2012
	(Unaudited)
Cash flows from operating activities:
Net income	$87.5	$77.8
Depreciation and amortization	37.4	40.8
Gain on settlement	(10.6)	-
Deferred income taxes	8.4	4.3
Other, net	1.5	2.5
Change in assets and liabilities:
Receivables	(45.9)	(6.3)
Inventories	(119.1)	(159.9)
Accounts payable and accrued liabilities	42.5	(1.5)
Income taxes	4.4	(5.5)
Other, net	(20.3)	(20.4)
Net cash used in operating activities	(14.2)	(68.2)

Cash flows from investing activities:
Capital expenditures	(32.2)	(53.9)
Marketable securities:
Purchases of affiliate securities	(35.1)	-
Purchases of mutual funds and other	(207.0)	(15.8)
Proceeds from sale of mutual funds and other	212.2	6.4
Notes receivable from affiliates:
Loans	(84.5)	(38.8)
Collections of principal payments	76.0	65.1
Other, net	(2.0)	5.7
Net cash used in investing activities	(72.6)	(31.3)

Cash flows from financing activities:
Indebtedness:
Borrowings	-	246.8
Repayments	-	(144.0)
Treasury stock purchases	(76.8)	(1.4)
Dividends paid:
Common stock	(26.8)	(39.3)
Noncontrolling interest in subsidiary	(3.4)	-
Other, net	(0.1)	(0.1)
Net cash (used in) provided by financing activities	(107.1)	62.0

Effect of exchange rate changes on cash	(0.6)	0.9

Net cash used during period	(194.5)	(36.6)
Cash and cash equivalents at beginning of period	283.4	47.3
Cash and cash equivalents at end of period	$88.9	$10.7

Supplemental disclosures of cash paid for: Income taxes	$34.3	$42.2
Interest	0.2	1.2

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(UNAUDITED)
(In millions)

	TIMET stockholder’s equity
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Non-controlling interest	Total

Balance at December 31, 2011	$1.8	$428.0	$885.7	$(97.2)	$-	$13.1	$1,231.4
Net income	-	-	74.3	-	-	3.5	77.8
Other comprehensive income	-	-	-	(19.5)	-	0.1	(19.4)
Treasury stock purchases	-	-	-	-	(1.4)	-	(1.4)
Treasury stock retirement	(0.1)	(1.3)	-	-	1.4	-	-
Common stock dividends	-	-	(39.3)	-	-	-	(39.3)

Balance at September 30, 2012	$1.7	$426.7	$920.7	$(116.7)	$-	$16.7	$1,249.1

See accompanying Notes to Condensed Consolidated Financial Statements.

TITANIUM METALS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

Note 1 – Basis of presentation and organization

Basis of presentation.  The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011 that we filed with the Securities and Exchange Commission (“SEC”) on February 29, 2012 (“2011 Annual Report”).  They include the accounts of Titanium Metals Corporation and its majority owned subsidiaries (collectively referred to as “TIMET”).  Unless otherwise indicated, references in this report to “we”, “us” or “our” refer to TIMET and its subsidiaries, taken as a whole.  All material intercompany transactions and balances with consolidated subsidiaries have been eliminated.  In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented.  We have condensed or omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2011) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our results of operations for the interim periods ended September 30, 2012 may not be indicative of our operating results for the full year.  The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the 2011 Consolidated Financial Statements contained in our 2011 Annual Report.  Our first three fiscal quarters reported are the approximate 13-week periods ending on the Saturday generally nearest to March 31, June 30 and September 30.  Our fourth fiscal quarter and fiscal year always end on December 31.  For presentation purposes, our financial statements and the accompanying notes have been presented as ended on March 31, June 30, September 30 and December 31, as applicable.

Organization.  At September 30, 2012, Contran Corporation and its subsidiaries held 29.5% of our outstanding common stock.  Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons.  At September 30, 2012, Mr. Simmons and his spouse owned an aggregate of 15.7% of our common stock, and the Combined Master Retirement Trust (“CMRT”), a trust sponsored by Contran to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Contran and certain related companies, held an additional 8.8% of our common stock.  Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee for the CMRT.  Consequently, Mr. Simmons may be deemed to control each of Contran and us.

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

The following table summarizes the aggregate outstanding principal balances on our notes receivable from affiliates as of December 31, 2011 and September 30, 2012:

	December 31,	September 30,
	2011	2012
	(In millions)

Notes receivable from affiliates:
CompX	$22.2	$20.5
Contran unsecured revolving demand promissory note	24.6	-
Other	1.4	1.4

Total notes receivable from affiliates	48.2	21.9

Less current portion of notes receivable from affiliates	27.0	2.4

Noncurrent notes receivable from affiliates	$21.2	$19.5

Following the establishment of our U.S. credit facility in February 2012, the terms of the Contran unsecured revolving demand promissory note were amended to increase the interest rate on outstanding borrowings on or after March 1, 2012 to prime plus 2.75%, which exceeds the prevailing interest rate under our U.S. credit facility.

Note 4 – Inventories

	December 31, 2011	September 30, 2012
	(In millions)

Raw materials	$187.9	$257.5
Work-in-process	315.4	366.1
Finished products	116.1	152.3
Inventory consigned to customers	31.2	37.6
Supplies	26.9	31.3

Total inventories Total inventories	$677.5	$844.8

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

The following table summarizes the market value of our marketable securities as of December 31, 2011 and September 30, 2012:

Marketable security	Fair value measurement level	Market value	Cost basis	Unrealized gain (loss)
		(In millions)

As of December 31, 2011:
Noncurrent assets:
Valhi	1	$128.4	$64.3	$64.1
NL	1	2.9	2.5	0.4
Kronos	1	6.7	6.4	0.3

Total noncurrent marketablesecurities		$138.0	$73.2	$64.8

As of September 30, 2012:
Current assets:
Mutual funds	1	$9.9	$9.8	$0.1

Noncurrent assets:
Valhi	1	$77.7	$64.3	$13.4
NL	1	2.6	2.5	0.1
Kronos	1	5.5	6.4	(0.9)

Total noncurrent marketable securities		$85.8	$73.2	$12.6

At September 30, 2012, we held approximately 1.9% of Valhi’s outstanding common stock, approximately 0.5% of NL’s outstanding common stock and 0.3% of Kronos’ outstanding common stock.

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

Because we have classified all of our investments in marketable securities as available-for-sale, any unrealized gains or losses are recognized through other comprehensive income.  With respect to our investment in Kronos, our cost basis for such investment has exceeded its market value for less than one month, and we consider the decline in market price of these investments to be temporary at September 30, 2012.  We considered all available evidence in reaching this conclusion, including our ability and intent to hold these investments for a reasonable period of time sufficient for the recovery of fair value.

Note 6 – Property and equipment

	December 31, 2011	September 30, 2012
	(In millions)

Land and improvements	$15.2	$15.5
Buildings and improvements	70.5	79.9
Computer equipment and software	70.8	72.0
Manufacturing equipment and other	594.9	622.0
Construction in progress	48.4	64.1

Total property and equipment	799.8	853.5

Less accumulated depreciation	414.0	451.1

Total property and equipment, net	$385.8	$402.4

Note 7 – Other noncurrent assets

	December 31, 2011	September 30, 2012
	(In millions)

Prepaid conversion services	$37.2	$35.3
Other	57.5	67.5

Total other noncurrent assetsTotal prepaid expenses and other noncurrent assets	$94.7	$102.8

Note 8 – Accrued and other current liabilities

	December 31, 2011	September 30, 2012
	(In millions)

Employee related	$42.2	$37.0
Customer advances	16.4	23.0
Deferred revenue	15.0	14.3
Other	14.8	17.4

Total accrued and other current liabilities	$88.4	$91.7

Note 9 – Long-term debt

	December 31,	September 30,
	2011	2012
	(In millions)

U.S. credit facility	$-	$102.8
Other	2.5	2.5

Total debt	$2.5	$105.3

Less current maturities	-	0.5

Total long-term debt	$2.5	$104.8

Credit facilities - As of September 30, 2012, we had outstanding borrowings of $102.8 million under our U.S. credit facility.  The average annualized interest rate on our U.S. credit facility was 2.8% as of September 30, 2012 and 3.3% for the nine-month period ended September 30, 2012.

In June 2012, we replaced our credit facility in the U.K. with a £22.5 million credit facility that matures on March 31, 2015.  Interest on outstanding borrowings generally accrues at a rate of LIBOR plus 1.6%, and all other terms are substantially similar to our previous U.K. credit facility.  There were no outstanding borrowings under the U.K. credit facility at September 30, 2012 and our previous U.K., facility at December 31, 2011.

Restrictions and other – Our credit facilities contain certain restrictive covenants customary in lending transactions of this type.  In some cases, we are required to maintain certain financial ratios, such as a fixed charge coverage ratio.  We are in compliance with all of our debt covenants at September 30, 2012.  We believe we will be able to comply with the financial covenants contained in each of our credit facilities until maturity of such facilities; however, if future operating results differ materially from our expectations, we may be unable to maintain compliance.

Note 10 – Employee benefits

Defined benefit pension plans.  The components of the net periodic pension expense are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(In millions)

Service cost	$0.7	$0.1	$2.2	$0.4
Interest cost	4.3	3.9	12.7	11.7
Expected return on plan assets	(4.6)	(4.6)	(13.6)	(13.7)
Amortization of net losses	2.5	2.1	7.5	6.2
Amortization of prior service costs	0.1	0.1	0.3	0.4

Total pension expense	$3.0	$1.6	$9.1	$5.0

 Postretirement benefits other than pensions (“OPEB”).  The components of net periodic OPEB expense are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(In millions)

Service cost	$-	$-	$0.5	$0.1
Interest cost	0.1	0.1	0.6	0.4
Amortization of net gains	(0.1)	(0.1)	(0.5)	(0.2)
Amortization of prior service credit	(0.3)	(0.3)	(0.7)	(1.0)
Recognition of prior service credit dueto benefit curtailment	-	-	(2.1)	-

Total OPEB income	$(0.3)	$(0.3)	$(2.2)	$(0.7)

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

In the second quarter of 2012, we received two payments on an insurance claim related to certain damaged property, resulting in other non-operating income of $1.6 million ($0.01 per diluted share, net of income taxes).  We expect additional insurance recoveries upon final resolution of our claim.

Note 12 – Income taxes

	Nine months ended September 30,
	2011	2012
	(In millions)

Expected income tax expense, at 35%	$47.1	$41.6
Non-U.S. tax rates	(1.5)	(2.6)
U.S. state income taxes, net	1.7	1.9
Domestic manufacturing credit	(2.8)	(2.1)
U.K. tax rate change	1.5	1.7
Other, net	1.1	0.4

Total income tax expense	$47.1	$40.9

In each of the third quarters of 2011 and 2012, the United Kingdom enacted certain changes in their income tax laws, including successive reductions of the U.K. corporate income tax rate.  We have a net deferred income tax asset in the U.K., and we measure our net deferred taxes using the applicable enacted tax rates.  The effect of any change in the applicable enacted tax rate is recognized in the period of enactment.  Accordingly, we reported a decrease in our net deferred tax asset in the U.K. of $1.5 million in the third quarter of 2011 and $1.7 million in the third quarter of 2012, each recognized as a component of our provision for income taxes.

In the third quarter of 2012, France enacted certain changes in their income tax laws, including a 3% nondeductible surtax on all dividend distributions which is assessed at the time of the distribution against the company making such distribution.  Consequently, our French subsidiary will be required to pay an additional 3% tax on all future dividend distributions.  Our undistributed earnings in France are deemed to be permanently reinvested, and such tax will be recognized as part of our income tax expense in the period during which the dividend is declared and will be remitted to the French government in accordance with the applicable tax law.  During the third quarter of 2012, we made no dividend distributions from our French subsidiary.  At September 30, 2012, our French subsidiary has undistributed earnings of approximately $40.0 million that, if distributed, would be subject to the 3% surtax.

Note 13 – Commitments and contingencies

Environmental matters.  As a result of Environmental Protection Agency (“EPA”) inspections, in April 2009 the EPA issued a Notice of Violation (“Notice”) to us alleging that we violated certain provisions of the Resource Conservation and Recovery Act and the Toxic Substances Control Act (“TSCA”) at our Henderson plant.  We responded to EPA and are currently in discussions with them concerning the nature and extent of required follow-up testing and potential remediation that may be required.  In addition, we are currently performing work in accordance with an approved plan to address certain matters raised in the Notice.

In May 2010, EPA notified us alleging two unrelated violations of the recordkeeping and reporting requirements of TSCA at our Henderson plant and initiated an investigation of our Morgantown plant under these provisions of TSCA.  In June 2010, with EPA approval, we conducted a voluntary self-audit of TSCA compliance at all of our U.S. facilities and disclosed the results of the self-audit to the EPA, including our findings with respect to areas of non-compliance.  During the third quarter of 2012, we entered a consent agreement with EPA regarding the settlement of substantially all areas of non-compliance and paid a civil penalty.  We do not expect the consequences of any remaining areas of non-compliance to have a material effect on our results of operations, financial condition or liquidity.

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

We had $2.1 million accrued at September 30, 2012 for remediation activities anticipated at our Henderson plant site, including amounts accrued at the lower end of the range of estimated costs for the groundwater remedial action plan selected by the NDEP in its record of decision and for additional soil remediation.  We will continue evaluating alternative methods and timing for all of our remediation activities, and if necessary, we may revise our estimated costs in the future.  We estimate the upper end of the range of reasonably possible costs related to all of our environmental matters, in excess of our existing accrual, to be approximately $2.4 million.  We expect these estimated costs to be incurred over a remediation period of at least five years.

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

In November 2011, a purported shareholder derivative lawsuit was filed in Delaware Chancery court by one of our stockholders (Louisiana Municipal Police Retirement System v. Harold C. Simmons, et al. (Delaware Chancery Court C.A. No. 7059-CS) (“LAMPERS”)) and names each of the current members of our Board of Directors as defendants and us as a nominal defendant.  The lawsuit alleges Mr. Simmons, who is deemed to be a controlling shareholder, caused us to enter into related party transactions with affiliated companies (“Past Transactions”) for which Mr. Simmons is also deemed to control that are unfair to us.  The lawsuit alleges each of the directors breached their fiduciary duties to us and the minority stockholders.  The plaintiff seeks unspecified damages, costs and attorneys fees.

In December 2011, a similar purported shareholder derivative lawsuit was filed in federal court in the Northern District of Texas by another TIMET stockholder (Bert Bauman v. Harold C. Simmons, et al. (United States District Court, Northern District of Texas Case No. 3:11-CV-3607)(“Bauman”)) and names as defendants each of the current members of our Board of Directors, our current Chief Executive and Chief Financial Officers and Contran Corporation, and us as a nominal defendant.  As with the LAMPERS action, the Bauman lawsuit alleges Mr. Simmons caused us to enter into related party transactions with affiliates that are unfair to us.  The action brings claims for breach of fiduciary duty, unjust enrichment and waste of corporate assets.  The action also claims the director defendants violated U.S. securities laws by failing to properly disclose the related party transactions in our proxy statement.  The defendants have filed a motion to dismiss this lawsuit for plaintiff’s failure to make demand upon our directors to consider the merits of plaintiff’s claim.  The defendants have withdrawn this motion without prejudice, however, pending the proposed settlement with the plaintiffs described below.

In October 2012, we and the other defendants entered into a proposed settlement of the LAMPERS lawsuit.  The proposed settlement is subject to approval by the Delaware Court of Chancery at a hearing before the court on January 9, 2013.  If the settlement is approved by the court, the lawsuit will be dismissed with prejudice, and we will adopt a new related party transaction policy.  In addition, a committee of our independent directors will investigate the Past Transactions and prepare a report about its findings.  A summary of the committee’s report will be included in our 2013 proxy statement.  It is our expectation that if the settlement is approved by the court, the Bauman lawsuit also will be dismissed with prejudice.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(In millions, except product shipment data)

Titanium melted and mill products:
Melted product net sales	$34.4	$29.6	$105.5	$96.6
Mill product net sales	206.3	211.5	625.4	657.2
Other titanium product sales	21.8	16.6	55.7	62.4

Total net sales	$262.5	$257.7	$786.6	$816.2

Melted product shipments:
Volume (metric tons)	1,565	1,300	4,850	4,245
Average selling price (per kilogram)	$22.00	$22.75	$21.75	$22.75

Mill product shipments:
Volume (metric tons)	3,955	3,965	12,085	12,070
Average selling price (per kilogram)	$52.15	$53.35	$51.75	$54.45

Note 15 – Subsequent event:

On November 9, 2012, we entered into a definitive merger agreement with Precision Castparts Corp. (“PCC”), under which PCC has agreed to acquire all of our outstanding shares of common stock.  Under the terms of the merger agreement, PCC will commence by November 20, 2012 an all-cash tender offer to acquire 100% of our outstanding shares of common stock at a price of $16.50 per share, net to the tendering holding in cash.  PCC will acquire any shares of our common stock that are not purchased in the tender offer in a second-step merger, at the same price per share paid in the tender offer.  Completion of the tender offer will be subject to certain closing conditions, including a tender of a majority of our outstanding shares of common stock held by stockholders other than Contran and its affiliates, who in the aggregate own approximately 54% of our outstanding shares of common stock, and the receipt of anti-trust approvals in the United States and the European Union.  The tender offer is expected to be completed in December 2012 , subject to fulfillment of the conditions.    Contran and certain of its affiliates, who collectively hold approximately 45% of our outstanding shares of common stock, have committed to tender their shares in the tender offer.   There can be no assurance that the tender offer will be completed, or if completed, that it will be completed in December 2012.

The tender offer described above has not yet commenced, and the information provided above is neither an offer to purchase nor a solicitation of an offer to sell. At the time the tender offer is commenced, PCC will file with the SEC and mail to our stockholders a Tender Offer Statement on Schedule TO, and we will file with the SEC and mail to our stockholders a Tender Offer Solicitation/Recommendation Statement on Schedule 14D-9 in connection with the transaction. These will contain important information about PCC, TIMET, the transaction and other related matters. Investors and security holders are urged to read each of these documents carefully when they are available.

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

The following factors have the most impact on our reported operating results and also represent our key performance indicators:

•	Melted and mill product sales volume and price

•	Raw materials and other manufacturing costs

Financial overview.  We reported net income attributable to TIMET stockholders of $18.6 million, or $0.11 per diluted share, in the third quarter of 2012 as compared to $25.0 million, or $0.14 per diluted share, in the third quarter of 2011.  We reported net income attributable to TIMET stockholders of $74.3 million, or $0.42 per diluted share, in the first nine months of 2012 as compared to $85.4 million, or $0.48 per diluted share, in the first nine months of 2011.  Our net income for both 2012 periods is lower principally due to lower operating income resulting from the net effects of higher average selling prices and lower sales volumes of industrial-grade products in 2012.  Additionally, operating income for the first nine months of 2011 was favorably impacted by a first quarter $10.6 million ($0.04 per diluted share, net of income taxes) gain on settlement of a claim to recover certain groundwater remediation costs attributable to a third-party manufacturing facility adjacent to our Henderson facility.

RESULTS OF OPERATIONS

Quarter ended September 30, 2012 compared to quarter ended September 30, 2011

Summarized financial information.  The following table summarizes certain information regarding our results of operations for the three months ended September 30, 2011 and 2012.  Our reported average selling prices reflect actual selling prices after the effects of currency exchange rates, customer and product mix and other related factors throughout the periods presented.

	Three months ended September 30,
	2011	% of total net sales	2012	% of total net sales
	(In millions, except product shipment data)

Net sales:
Melted products	$34.4	13%	$29.6	12%
Mill products	206.3	79%	211.5	82%
Other titanium products	21.8	8%	16.6	6%

Total net sales	262.5	100%	257.7	100%

Cost of sales	207.4	79%	207.4	80%

Gross margin	55.1	21%	50.3	20%

Selling, general, administrative and development expense	17.1	6%	17.7	7%
Other income, net	0.5	-	0.1	-

Operating income	$38.5	15%	$32.7	13%

Melted product shipments:
Volume (metric tons)	1,565		1,300
Average selling price (perkilogram)	$22.00		$22.75

Mill product shipments:
Volume (metric tons)	3,955		3,965
Average selling price (perkilogram)	$52.15		$53.35

Net sales.  Our net sales declined $4.8 million in the third quarter of 2012 compared to the same period of 2011.  The decrease in net sales was principally the result of reduced volumes for industrial products, partially offset by increased average selling prices.  Reduced volumes of industrial-grade melted and mill product sales, which generally have project-oriented demand and sell at lower prices than more complex aerospace-grade products, contributed to increased average selling prices and decreased overall shipment volumes during the third quarter of 2012.  A continuation of strong demand for our mill products within the commercial aerospace sector offset reduced industrial-grade mill product sales volume.  Average selling price increases were driven by annual adjustments under certain of our long-term agreements and a higher mix of aerospace products during the 2012 period, partially offset by the negative effect of changes in currency exchange rates as the dollar strengthened versus the pound sterling and the euro in the 2012 period, as discussed below.

Cost of sales and gross margin.  Our cost of sales was unchanged for each of the third quarters of 2011 and 2012.  Cost of sales for the quarter ended September 30, 2012 increased as a percentage of net sales primarily due to lower margins on industrial-grade mill products sold during the third quarter of 2012.

Our gross margin decreased $4.8 million in the third quarter of 2012 compared to the third quarter of 2011.  The favorable effect from the change in product mix for our mill products was more than offset by the negative impact of lower melted product sales volumes.

Operating income.  Operating income for the third quarter of 2012 declined $5.8 million compared to the same period of 2011, consistent with the decline in gross margin discussed above.

Income taxes.  Our effective income tax rate was 39% for the third quarter of 2012 and 38% for the same period in 2011.  We operate in multiple tax jurisdictions, and as a result, the geographic mix of our pre-tax income or loss can impact our overall effective tax rate.  Our effective rates in the third quarter of 2011 and 2012 were higher than the U.S. statutory rate primarily due to the net effects of (i) the positive impact of earnings being generated in lower tax rate jurisdictions, (ii) the positive impact of the domestic production activities deduction and (iii) the negative impact of U.K. tax rate changes which were enacted in the third quarters in each of 2011 and 2012.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Summarized financial information.  The following table summarizes certain information regarding our results of operations for the nine months ended September 30, 2011 and 2012.  Our reported average selling prices reflect actual selling prices after the effects of currency exchange rates, customer and product mix and other related factors throughout the periods presented.

	Nine months ended September 30,
	2011	% of total net sales	2012	% of total net sales
	(In millions, except product shipment data)

Net sales:
Melted products	$105.5	13%	$96.6	12%
Mill products	625.4	80%	657.2	81%
Other titanium products	55.7	7%	62.4	7%

Total net sales	786.6	100%	816.2	100%

Cost of sales	620.4	79%	646.5	79%

Gross margin	166.2	21%	169.7	21%

Selling, general, administrative and development expense	48.6	6%	52.6	6%
Other income, net	12.5	2%	1.4	-

Operating income	$130.1	17%	$118.5	15%

Melted product shipments:
Volume (metric tons)	4,850		4,245
Average selling price (perkilogram)	$21.75		$22.75

Mill product shipments:
Volume (metric tons)	12,085		12,070
Average selling price (perkilogram)	$51.75		$54.45

Net sales.  Our net sales improved $29.6 million for the first nine months of 2012 compared to the first nine months of 2011.  The increase in net sales was principally the result of increased average selling prices for melted and mill products, partially offset by reduced melted product volumes during the first nine months of 2012.  Average selling prices increased 5% for both melted and mill products, principally driven by annual adjustments under certain of our long-term agreements, partially offset by the negative effect of changes in currency exchange rates as the dollar strengthened versus the pound sterling and the euro in the 2012 period, as discussed below.  Additionally, reduced volumes of industrial-grade melted and mill product sales, which generally have project-oriented demand and sell at lower prices than more complex aerospace-grade products, contributed to increased average selling prices and decreased overall shipment volumes during the first nine months of 2012.  Temporary fluctuations in the aerospace supply-chain inventory levels have impacted our melted product sales volume, but a continuation of strong demand for our mill products within the commercial aerospace sector largely offset the effects of reduced sales volume of our industrial-grade mill products.

Cost of sales and gross margin.  For the first nine months of 2012, our cost of sales was $26.1 million higher compared to the first nine months of 2011.  Cost of sales for the nine months ended September 30, 2012 increased primarily due to higher manufacturing costs associated with a higher proportion of more complex products.  In addition, cost of sales in the first nine months of 2011 includes the favorable impact of a previously-disclosed $2.1 million curtailment gain.

For the first nine months of 2012, our gross margin was $3.5 million higher compared to the first nine months of 2011, reflecting the positive impacts of a favorable change in product mix, partially offset by the impact of lower sales volumes in the current period.  Our gross margin percentage was consistent across both periods as increases in selling prices were offset by increases in manufacturing costs.

Operating income.  Operating income declined $11.6 million in the first nine months of 2012 compared to the same period of 2011, primarily reflecting the first quarter 2011 $10.6 million gain on settlement of a claim to recover certain groundwater remediation costs attributable to a third-party facility adjoining one of our plant sites.

Income taxes.  Our effective income tax rate was 34% for the first nine months of 2012 and 35% for the same period in 2011.  We operate in multiple tax jurisdictions, and as a result, the geographic mix of our pre-tax income or loss can impact our overall effective tax rate.  Our effective rate in the first nine months of 2012 was lower than the U.S. statutory rate primarily due to the net effects of (i) the positive impact of earnings being generated in lower tax rate jurisdictions, (ii) the positive impact of the domestic production activities deduction and (iii) the negative impact of a U.K. tax rate change which was enacted in the third quarter 2012.  Our effective rate in the first nine months of 2011 was the same as the U.S. statutory rate primarily due to the offsetting effects of (i) the positive impact of earnings being generated in lower tax rate jurisdictions, (ii) the positive impact of the domestic production activities deduction and (iii) the negative impact of a U.K. tax rate change which was enacted in the third quarter of 2011.

European operations

We have substantial operations located in the United Kingdom, France and Italy.  Approximately 43% of our sales originated in Europe for the nine months ended September 30, 2012, a portion of which were denominated in foreign currency, principally the British pound sterling or the euro.  Certain raw material costs, principally purchases of titanium sponge and alloys for our European operations, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies.  The functional currencies of our European subsidiaries are those of their respective countries.  Our European operations may incur borrowings denominated in U.S. dollars or in their respective functional currencies.  Our export sales from the U.S. are denominated in U.S. dollars and are not subject to currency exchange rate fluctuations.  We do not use currency contracts to hedge our currency exposures.

The translated U.S. dollar value of our foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results.  By applying the exchange rates prevailing during the prior year period to our local currency results of operations for the current year period, the translation impact of currency rate fluctuations can be estimated.  The U.S. dollar strengthened against the British pound and euro in the three and nine months ended September 30, 2012 as compared to the corresponding periods in 2011.  These fluctuations in foreign currency exchange rates had the following effects on our sales and operating income:

	Three months ended September 30, 2012 vs. 2011	Nine months ended September 30, 2012 vs. 2011
	(In millions)

Decrease in:
Net sales	$(8.2)	$(18.4)
Operating income	(0.8)	(2.6)

Outlook

Product deliveries for the first nine months of 2012 reflect continued strong sales of mill products to the commercial aerospace supply chain, although reduced sales of industrial-use titanium mill and melted products contributed to overall volumes being lower than the comparable year-to-date 2011 period.  Overall, commercial aerospace industry drivers remain positive, and we expect our operating results in the fourth quarter 2012 to exceed those for our third quarter of this year.

The continued development and production of next-generation aircraft, combined with the resurgence in orders for recently reintroduced legacy models with new, fuel-efficient engines and a strong original equipment manufacturer order backlog, are indicators that our industry has entered the sustained growth period anticipated by industry experts.  Based on the industry’s estimated timelines for fleet replacement and commercial aircraft production, we anticipate production rates throughout the commercial aerospace supply chain will continue to be strong and accelerate over the next several years.  Projected aircraft deliveries over a longer time horizon are also expected to remain strong as fuel efficiency and expansion of the global fleet in developing areas, such as Asia, the Middle East and South America, are expected to support future demand.  Based on current industry dynamics and subject to temporary fluctuations resulting from adjustments of inventory levels within the supply chain, we expect continued strong commercial aerospace mill product deliveries for the remainder of the year and foreseeable future and believe that our manufacturing flexibility and efficiencies will allow us to largely mitigate the impact of increased titanium feedstock costs.  Demand growth in industrial markets is expected to significantly increase as global economic conditions improve.  Regardless of economic conditions, we believe our customer supply agreements, which secure major positions on the engines and structures for key growth platforms, will bolster our core aerospace business for the foreseeable future.

We continue to enhance our ability to meet our current and prospective customers’ needs and strengthen our position as a trusted supplier in markets where technical ability and precision are critical.  We have been successful over the past several years in establishing significant manufacturing and raw material flexibility and cost efficiencies throughout our manufacturing processes, and together with the benefit of our customer long-term agreements, we believe these core strengths will serve us well in the current environment of strong demand and have positioned us to seize the opportunities that arise in the future.  Our fiscal discipline and industry expertise have allowed us to manage our production rates and costs effectively while investing capital conservatively and maintaining a strong balance sheet.  We believe our financial strength and operating flexibility position us to take advantage of opportunities to strengthen and expand our presence in key markets.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated cash flows for the nine months ended September 30, 2011 and 2012 are presented below.  The following should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

	Nine months ended September 30,
	2011	2012
	(In millions)
Cash provided by (used in):
Operating activities	$(14.2)	$(68.2)
Investing activities	(72.6)	(31.3)
Financing activities	(107.1)	62.0

Net cash used in operating, investing
and financing activities	$(193.9)	$(37.5)

Operating activities. Cash flow from operations is a primary source of our liquidity.  Changes in pricing, production volume and customer demand, among other things, could significantly affect our liquidity.  Trends in cash flows from operating activities, excluding changes in assets and liabilities, have generally been similar to the trends in operating income.  Changes in assets and liabilities result primarily from the timing of production, sales and purchases.  Changes in assets and liabilities tend to even out over time.  However, period to period relative changes in assets and liabilities can significantly affect the comparability of cash flows from operating activities.  Our cash from operating activities decreased $54.0 million, from $14.2 million used during the first nine months of 2011 to $68.2 million used in the first nine months of 2012 primarily due to the net effects of the following factors:

•
decreased operating income in 2012 of $1.0 million (excluding the impact of the $10.6 million non-cash settlement received from Tronox during the first quarter of 2011 discussed in Note 11 to our Condensed Consolidated Financial Statements);

•
net cash used from the relative changes in our receivables, inventories, payables and accruals and other operating assets and liabilities increased by $45.2 million in 2012 resulting primarily from increased inventories to support higher production levels and decreases to payables and accrued liabilities associated with the timing of payments partially offset by higher collections of receivables; and

•	higher cash paid for income taxes in 2012 of $7.9 million due to the timing of payments.

Relative changes in working capital can have significant effects on cash flows from operating activities.  As shown below, our average days sales outstanding (“DSO”) remained consistent in each of the periods presented over the last twelve months reflecting our continued focus on collection discipline and maintaining strong customer relationships.

As shown below, our average number of days sales in inventory (“DSI”) increased from December 31, 2011 to September 30, 2012.  The overall increase in average DSI was primarily the result of the higher inventory levels to support our outlook for inventory requirements and strategic stocking of certain raw materials and, to a lesser extent, rising costs of certain raw materials.  We will continue to maintain appropriate inventory levels based on our sales order backlog and projected production volumes, and our inventory levels are expected to decrease by the end of the year as we expect sales volumes to exceed raw material purchases.

For comparative purposes, we have also provided average DSO and DSI for the comparative prior year periods in the table below:

	December 31, 2010	September 30, 2011	December 31, 2011	September 30, 2012

DSO	52 days	59 days	55 days	58 days

DSI	243 days	246 days	294 days	357 days

Investing activities.  Cash flows used in our investing activities decreased from $72.6 million in the first nine months of 2011 to $31.3 million in the first nine months of 2012 primarily due to the net effects of the following factors:

•	Capital expenditures of $32.2 million during the first nine months of 2011 and $53.9 million in the same period of 2012;

•	Purchases of marketable securities of affiliates of $35.1 million in the first nine months of 2011 and none in the same period of 2012;

•
Net proceeds from sale of mutual funds and other marketable securities of $5.2 million in the first nine months of 2011 and net purchases of mutual funds and other marketable securities of $9.4 million in the same period of 2012; and

•
Investing activity on various notes receivables from affiliates (discussed in Note 3 to our Consolidated Financial Statements), including net loans of $8.5 million during the first nine months of 2011 and net collections of $26.3 million in the same period of 2012.

Financing activities.  We had the following significant items included in our cash flows from financing activities:

•	Net borrowings from indebtedness of $102.8 million in the first nine months of 2012 and none in the same period of 2011;

•	Dividends paid on our common stock of $26.8 million in the first nine months of 2011 and $39.3 million in the first nine months of 2012;

•	Dividends paid to the noncontrolling interest in subsidiary of $3.4 million in the first nine months of 2011 and none in the same period of 2012; and

•	Treasury stock purchases of $76.8 million in the first nine months of 2011 and $1.4 million in the first nine months of 2012.

We expect to borrow additional amounts under our revolving credit facilities during the remainder of 2012 to finance the capital spending as discussed below.

Debt Obligations.  At September 30, 2012, there was approximately $102.8 million outstanding under our $200 million U.S. revolving credit facility that matures in February 2017.

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

At September 30, 2012, we had aggregate cash and cash equivalents and current marketable securities of $20.6 million, and we had borrowing availability under our existing credit facilities of $143.0 million, including $95.0 million under our U.S. revolving credit facility.  We are in compliance with all of our debt covenants at September 30, 2012.  We could borrow all available amounts under each of our credit facilities without violating our existing debt covenants.  Our non-U.S. subsidiaries held $10.4 million of our aggregate cash and cash equivalents and all of our current marketable securities at September 30, 2012.  Based upon our expectations of our operating performance, the anticipated demands on our cash resources, borrowing availability under our U.S. and European credit facilities and anticipated borrowing capacity after the maturity of these credit facilities, we expect to have sufficient liquidity to meet our obligations for the short-term (defined as the next twelve-month period) and our long-term obligations.

Capital expenditures.  We currently estimate we will invest a total of approximately $75 million to $85 million for capital expenditures during 2012.  Our planned capital expenditures include projects to drive increased operating efficiency, properly maintain equipment and expand the productive capacity at our melting facilities, including a project we have commissioned at our facility in Morgantown, Pennsylvania.  As part of our expansion plans, we are implementing plasma melting technology to enhance our capabilities to meet the growing demand for complex, high-temperature alloys utilized more extensively in new generation aircraft engines.  Capital spending for 2012 is expected to be funded by existing cash resources and available credit facilities.

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

Critical accounting policies.  For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our 2011 Annual Report.  There have been no changes in our critical accounting policies during the first nine months of 2012.

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

Item 4.                      CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain a system of disclosure controls and procedures.  The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Each of Bobby D. O’Brien, our Chief Executive Officer, and James W. Brown, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2012.  Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

Changes in internal control over financial reporting.  There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1.              LEGAL PROCEEDINGS

Refer to our 2011 Annual Report and Note 13 to our Condensed Consolidated Financial Statements for descriptions of certain previously reported legal proceedings.

Item 1A.                      RISK FACTORS

There have been no material changes in the first nine months of 2012 with respect to our risk factors presented in Item 1A in our 2011 Annual Report on Form 10-K.

Item 6.              EXHIBITS

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*
In accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, the date by which the interactive data file is required to be submitted has been extended by six business days.

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

TITANIUM METALS CORPORATION

Date: November 9, 2012	By	/s/ JAMES W. BROWN
James W. Brown
Vice President and Chief Financial Officer
Principal Financial Officer

Date: November 9, 2012	By	/s/ SCOTT E. SULLIVAN
Scott E. Sullivan
Vice President and Controller Principal Accounting Officer