Form 10-Q/A
period 2012-09-30
TITANIUM METALS CORP
filed 2012-11-13
CIK 1011657

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, originally filed with the Securities and Exchange Commission on November 9, 2012, is to furnish Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data file for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q which was previously disclosed in Item 6, Exhibits, but was not furnished.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data File on Exhibit 101 hereto is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 19 of the Securities Act of 1934, as amended, and otherwise is not subject to liability under those sections.

Item 6.	EXHIBITS

31.1+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

+	Previously included in our original filing on November 9, 2012.
*	filed herewith

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

TITANIUM METALS CORPORATION

Date: November 13, 2012	By	/s/ JAMES W. BROWN
James W. Brown
Vice President and Chief Financial Officer Principal Financial Officer

Date: November 13, 2012	By	/s/ SCOTT E. SULLIVAN
Scott E. Sullivan
Vice President and Controller Principal Accounting Officer